Form 10-Q
period 1998-06-30
REALTY INFORMATION GROUP INC
filed 1998-08-12
CIK 1057352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________


                         Commission file number: 0-24531


                         REALTY INFORMATION GROUP, INC.

             (Exact name of registrant as specified in its charter)


DELAWARE                                                              52-2091509
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                            Identification Number)


                              7475 WISCONSIN AVENUE
                               BETHESDA, MD 20814
                                 (301) 215-8300

  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] - No [ X ]

As  of  August  1,  1998,  there  were  8,302,497  shares   outstanding  of  the
Registrant's Common Stock, par value $.01

                         REALTY INFORMATION GROUP, INC.

                                TABLE OF CONTENTS


PART I -          FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Consolidated Statements of Operations......................3

          Condensed Consolidated Balance Sheets................................4

          Condensed Consolidated Statements of Cash Flows......................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................8

PART II -         OTHER INFORMATION

Item 1 -  Legal Proceedings...................................................12

Item 2 -  Changes in Securities...............................................12

Item 3 -  Defaults upon Senior Securities.....................................12

Item 4 -  Submission of Matters to a Vote of Security Holders.................12

Item 5 -  Other Information...................................................12

Item 6 -  Exhibits and Reports on Form 8-K....................................12

Signatures....................................................................13

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS


                         Realty Information Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                  For the Three Months         For the Six Months
                                                     Ended June 30,              Ended June 30,
                                                ------------------------     ----------------------
                                                   1998          1997           1998        1997
                                                ------------------------     ----------------------
Revenues                                        $ 3,254        $ 1,858       $ 6,093      $ 3,413

Cost of revenues                                    968            937         1,872        1,654
                                                ------------------------     ----------------------
Gross margin                                      2,286            921         4,221        1,759

Operating expenses:
     Selling and marketing                        1,328          1,054         2,592        1,912
     Software development                           144            111           262          219
     General and administrative                   1,020            801         1,919        1,473
                                                ------------------------     ----------------------
                                                  2,492          1,966         4,773        3,604
Loss from operations                               (206)        (1,045)         (552)      (1,845)
Other income (expense)                              (40)            17           (78)          48
                                                ------------------------     ----------------------
Net loss                                        $  (246)       $(1,028)      $  (630)     $(1,797)
                                                ========================     ======================


Net loss per share                              $ (0.04)       $ (0.18)      $ (0.11)     $ (0.31)
                                                ========================     ======================

Weighted average common shares                    5,764          5,754         5,759        5,754
                                                ========================     ======================

Proforma net loss per share                     $ (0.03)       $ (0.12)      $ (0.08)     $ (0.22)
                                                ========================     ======================

Proforma weighted average common shares           8,264          8,254         8,259        8,254
                                                ========================     ======================


                             See accompanying notes.

                         Realty Information Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                    Proforma
                                                                    June 30,           June 30,        December 31,
                                                                      1998               1998              1997
                                                               -------------------------------------------------------
ASSETS                                                            (unaudited)        (unaudited)
Current assets:
     Cash and cash equivalents                                           $ 19,467            $ 1,092          $ 1,069
     Accounts receivable, less allowance for doubtful
          accounts of $229,000 and $151,000 as of
          June 30,1998 and December 31, 1997                                1,180              1,180            1,021
     Prepaid expenses and other current assets                                 99              1,199               27
                                                               -------------------------------------------------------
Total current assets                                                       20,746              3,471            2,117
Property and equipment                                                      2,351              2,351            2,102
Accumulated depreciation                                                     (991)              (991)            (800)
                                                               -------------------------------------------------------
                                                                            1,360              1,360            1,302
Capitalized product development costs, net of accumulated
     amortization of $694,000 and $514,000 as of
     June 30, 1998 and December 31, 1997                                    1,280              1,280            1,262
Other assets                                                                1,718              1,718            1,796
Deposits                                                                       97                 97              105
                                                               -------------------------------------------------------
Total assets                                                             $ 25,201            $ 7,926          $ 6,582
                                                               =======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $ 184            $ 1,084            $ 355
     Accrued wages and commissions                                            441                441              369
     Accrued expenses                                                         737                737              388
     Deferred revenue                                                       1,638              1,638              903
     Line of credit                                                             -              1,000            1,000
     Subordinated debt to stockholder                                           -                650              650
                                                               -------------------------------------------------------
Total current liabilities                                                   3,000              5,550            3,665
Stockholders' equity                                                       22,201              2,376            2,917
                                                               -------------------------------------------------------
Total liabilities and stockholders' equity                               $ 25,201            $ 7,926          $ 6,582
                                                               =======================================================


                             See accompanying notes.

                         Realty Information Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             For the Six Months
                                                                                    Ended
                                                                                   June 30,
                                                                           ------------------------
                                                                              1998           1997
                                                                           ------------------------
Operating activities:
Net loss                                                                   $  (630)        $(1,796)
Adjustments to reconcile net loss to net cash
     provided by (used) in operating activities:
          Depreciation                                                         191             164
          Amortization                                                         284             221
          Provision for losses on accounts receivable                           78              30
          Non cash compensation charges                                          9             153
          Changes in operating assets and liabilities                          483             359
                                                                           ------------------------
Net cash provided by (used in) operating activities                            415            (869)

Investing activities:
Net purchases of property and equipment                                       (249)           (379)
Capitalization of product development costs                                   (223)           (268)
Acquisitions (net of acquired cash)                                             --            (547)
                                                                           ------------------------
Net cash used in investing activities                                         (472)         (1,194)

Financing activities:
Net proceeds from exercised stock options                                       80              --
                                                                           ------------------------
Net cash provided by financing activities                                       80              --

Net increase (decrease) in cash and cash equivalents                            23          (2,063)
Cash and cash equivalents at beginning of period                             1,069           3,326
                                                                           ------------------------
Cash and cash equivalents at end of period                                 $ 1,092         $ 1,263
                                                                           ========================


                             See accompanying notes.

REALTY INFORMATION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Realty Information Group, Inc. ("the Company") is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. ("RIGLP") and OLD RIG, Inc. ("RIGINC"). In connection with the Company's Initial Public Offering on July 1, 1998 ("the Offering"), RIGLP and RIGINC were consolidated with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result, the Company owns (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP. The transfer of assets and liabilities of RIGLP and RIGINC to the Company has been recorded at the historical carrying values of RIGLP and RIGINC. The financial statements are presented as if the Company was in existence throughout all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto of the Company, RIGLP and RIGINC included in the Company's prospectus filed with the Securities and Exchange Commission on July 1, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Pro Forma Loss Per Share

The following table sets forth the computation of net loss per share and Pro Forma net loss per share. The weighted average common shares outstanding reflect the shares or units of the Company's predecessors as if such shares were outstanding for the entire period. The Proforma weighted average common shares outstanding reflect the effect of the issuance of 2,500,000 shares of common stock upon completion of the Offering. Stock options and warrants outstanding have been excluded from the calculation because their effect is anti-dilutive.

                                                       For the Three Months      For the Six Months
                                                          Ended June 30,           Ended June 30,
                                                       --------------------      ------------------
                                                         1998         1997         1998        1997
                                                       --------------------      ------------------
Numerator:
     Net loss                                          $  (246)    $(1,028)     $  (630)      $(1,796)
                                                       ====================     ======================
Denominator:
     Weighted average common shares                      5,764       5,754        5,759         5,754
     Issuance of common shares in the Offering           2,500       2,500        2,500         2,500
                                                       --------------------     ----------------------
     Proforma weighted average common shares             8,264       8,254        8,259         8,254
                                                       ====================     ======================
Net loss per share                                     $ (0.04)    $ (0.18)     $ (0.11)      $ (0.31)
                                                       ====================     ======================
Proforma net loss per share                            $ (0.03)    $ (0.12)     $ (0.08)      $ (0.22)
                                                       ====================     ======================


2. SUBSEQUENT EVENTS

Initial Public Offering

On July 1, 1998, the Company completed an Initial Public Offering of 2,500,000 shares of common stock for $9.00 per share. Total proceeds of the Offering were $19,825,000, after deducting underwriting discounts and commissions of $1,575,000 and estimated offering expenses of $1,100,000. The Company repaid the line of credit and subordinated debt to stockholder, for a total of $1,650,000, out of the proceeds of the Offering. The Offering proceeds, repayment of debt and payment of offering expenses are reflected in the proforma balance sheet at June 30, 1998.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those in such forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Prospectus dated July 1, 1998. The following discussion should be read in conjunction with the Prospectus and the unaudited condensed financial statements included herein.

OVERVIEW

The Company is a leading provider of comprehensive, building-specific information to the United States commercial real estate industry and related industries. During the period from 1994 through 1997, the Company expanded the geographical coverage of its products and developed new products. This expansion included acquisitions made by the Company in 1996 and 1997 in Chicago and San Francisco, respectively. The Company currently generates positive cash flow from operations in each region that has operated for at least 18 months ("established regions.") Costs associated with the introduction of new products into these established regions may result in net losses in such regions in the future. Because of the Company's growth strategy, costs incurred in expanding into new regions ("emerging regions") and introducing new products to existing markets have resulted in substantial overall net losses and negative cash flow from operations. As each regional operation and each product becomes established, the revenue produced generally exceeds operating costs and generates profits and cash flow from operations. Management expects to continue the rapid expansion into emerging regions and the development and introduction of new products. Therefore, while existing regions are expected to grow in profitability and provide substantial funding for the business, the expansion is expected to generate substantial losses and negative cash flow from overall operations through at least the first quarter of 2000.

                  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998

Revenue. Revenue increased 75% from $1,858,000 for the three months ended June 30, 1997 to $3,254,000 for the three months ended June 30, 1998. This increase in revenue resulted principally from growth in the Company's client base in established regions of the country and rapid expansion of emerging regions entered during 1997. Additionally, advertising revenue, generated primarily in established regions, increased 185% from $78,000 for the three months ended June 30, 1997 to $222,000 for the three months ended June 30, 1998.

Gross margins. Gross margins increased from $921,000 for the three months ended June 30, 1997 to $2,286,000 for the three months ended June 30, 1998, as gross margin percentages improved from 50% to 70% of revenue, respectively. This increase resulted principally from the expanding revenue and profitability of the established regions coupled with the emerging regions rapid growth. Total cost of revenue increased 3% from $937,000 for the three months ended June 30, 1997 to $968,000 for the three months ended June 30, 1998 due to the stability of the cost structure in the established regions.

Selling and marketing expenses. Selling and marketing expenses increased 26% from $1,054,000 for the three months ended June 30, 1997 to $1,328,000 for the three months ended June 30, 1998, but decreased as a percentage of revenue from 57% to 41%, respectively. Selling and marketing expenses increased as the Company expanded its sales organization in emerging regions. Selling expenses declined as a percent of revenue due to the significant sales growth during the year and growth in the Company's renewable contract base.

General and administrative expenses. General and administrative expenses increased 27% from $801,000 for the three months ended June 30, 1997 to $1,020,000 for the three months ended June 30, 1998, but decreased as a percentage of revenue from 43% to 31%, respectively. General and administrative expenses increased due to new hires required to support the expanding organization and client base and decreased as a percentage of revenue due to the Company's ability to leverage these expenses over its growing revenue and operations.

Interest and other income (expense). Interest and other income decreased from $17,000 for the three months ended June 30, 1997 to an expense of $40,000 for the three months ended June 30, 1998. This was a direct result of borrowings against the line of credit and subordinated debt to stockholder to fund the operations of the Company.

Net loss. Net loss decreased 76% from $1,028,000 for the three months ended June 30, 1997 to $246,000 for the three months ended June 30, 1998. This decrease in losses was primarily a result of the increase in revenue and gross margin of the established regions combined with the growth in emerging regions. In addition, the Company's ability to leverage expenses over its growing client base has resulted in a decrease in expenses as a percentage of revenue, thus reducing losses.

                   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1996

Revenue. Revenue grew 79% from $3,413,000 for the six months ended June 30, 1997 to $6,093,000 for the six months ended June 30, 1998. This increase in revenue resulted principally from growth in the Company's client base in established regions of the country and rapid expansion of new regions entered during 1997 ("emerging regions.") Additionally, advertising revenue, generated primarily in established regions, increased 179% from $146,000 for the six months ended June 30, 1997 to $408,000 for the six months ended June 30, 1998.

Gross margins. Gross margins increased from $1,759,000 for the six months ended June 30, 1997 to $4,221,000 for the six months ended June 30, 1998, as gross margin percentages improved from 52% to 69% of revenue, respectively. This increase resulted principally from the expanding revenue and profitability of the established regions coupled with the emerging regions rapid growth. Total cost of revenue increased 13% from $1,654,000 for the six months ended June 30, 1997 to $1,872,000 for the six months ended June 30, 1998 due to the stability of the cost structure in the established regions.

Selling and marketing expenses. Selling and marketing expenses increased 36% from $1,912,000 for the six months ended June 30, 1997 to $2,592,000 for the six months ended June 30, 1998, but decreased as a percentage of revenue from 56% to 43%, respectively. Selling and marketing expenses increased as the Company expanded its sales organization in emerging regions. Selling expenses declined as a percent of revenue due to the significant sales growth during the year and growth in the Company's renewable contract base.

General and administrative expenses. General and administrative expenses increased 30% from $1,473,000 for the six months ended June 30, 1997 to $1,919,000 for the six months ended June 30, 1998, but decreased as a percentage of revenue from 43% to 31%, respectively. General and administrative expenses increased due to new hires required to support the expanding organization and client base and decreased as a percentage of revenue due to the Company's ability to leverage these expenses over its growing revenue and operations.

Interest and other income (expense). Interest and other income decreased from $48,000 for the six months ended June 30, 1997 to an expense of $78,000 for the six months ended June 30, 1998. This was a direct result of borrowings against the line of credit and subordinated debt to stockholder to fund the operations of the Company.

Net loss. Net loss decreased 65% from $1,797,000 for the six months ended June 30, 1997 to $630,000 for the six months ended June 30, 1998. This decrease in losses was primarily a result of the increase in revenue and gross margin of the established regions combined with the growth in emerging regions. In addition, the Company's ability to leverage expenses over its growing client base resulted in a decrease in expenses as a percentage of revenue, thus reducing losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance was $1,092,000 at June 30,1998, an increase of $23,000 from $1,069,000 at December 31, 1997. The Company's proforma cash was $19,467,000 at June 30,1998, an increase of $18,375,000 from $1,092,000 at June
30, 1998 due to the net proceeds of the Offering, after deducting underwriting discounts, commissions and estimated Offering expenses. During 1998, the Company has financed its operations and growth through cash flow from operating activities, primarily from the established regions. Net cash provided by operations for the six months ended June 30, 1998 was $415,000 compared to net cash used in operating activities of $869,000 for six months ended 1997. This was a direct result of significant increases in revenues and reduced losses as of June 30, 1998. Additionally, the Company receives advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $903,000, and $1,638,000 as of June 30, 1997 and 1998, respectively. The Company continues to experience operating losses as a result of its recent expansion into new regions, while established regions continue to generate substantial cash flow from operations.

Net cash used in investing activities amounted to $472,000 for six months ended June 30, 1998, including capitalized product development and fixed asset purchases, consisting principally of computer and office equipment. The Company currently has no material commitments for capital expenditures.

Subsequent to the Offering, the Company repaid the line of credit and subordinated debt to stockholder, for a total of $1,650,000 out of the proceeds of the Offering. The Offering proceeds and repayment of debt are reflected in the proforma balance sheet at June 30, 1998.

To date, the Company has generated substantial growth through the acquisition of other entities and further growth may also occur through acquisitions. Acquisitions may vary in size and could be material to the current operations of the Company. The Company expects that it will use cash, stock issuance, or other means of funding to effect such transactions.

The Company plans for future growth into new regions and products that may occur through the acquisition of other entities or through internal development. Accordingly, the Company anticipates substantial increases in expenditures, as the Company enters new regions, produces new products and develops the infrastructure to support the expanding organization and client base. Management believes that the Company's current resources and commitments for funding are adequate to support its current operations. Based on its current plans, the proceeds of the Offering combined with positive cash flow from the Company's established regions will be sufficient to fund its planned operations and expansion into new regions and products for at least the next two years.

Prior to June 30, 1998, the Company has operated as either a Subchapter S corporation or a limited partnership, and has not been subject to corporate income taxes. Subsequent to June 30, 1998, the Company is a taxable entity. Although the Company has experienced losses to date, future profitability, to the extent it is not offset by the benefits of loss carryforwards, would result in income tax liabilities. The Company does not expect to benefit substantially from tax loss carry forwards generated prior to its formation.

Management does not believe the impact of inflation has significantly affected the Company's operations.

Management does not anticipate that the Year 2000 will have a significant impact on its information systems or result in a significant commitment of resources to resolve potential problems associated with this event.

PART II. OTHER INFORMATION


ITEM 1       LEGAL PROCEEDINGS

None

ITEM 2       CHANGE IN SECURITIES

None

ITEM 3       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Stock Incentive Plan was approved by the stockholders of the Company at a special meeting on June 30, 1998 (by a vote of two in favor, none opposed).

ITEM 5       OTHER INFORMATION

None

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K


       EXHIBIT NUMBER:               EXHIBIT DESCRIPTION:

          3.1         Restated Certificate of Incorporation *
          3.2         Amended and Restated By - laws *
          10.1        Realty Information Group, Inc. 1998 Stock Incentive Plan *
          10.2        Employment Agreement for Andrew C. Florance *
          10.3        Employment Agreement for Frank A. Carchedi *
          10.4        Employment Agreement for David M. Schaffel *
          10.5        Employment Agreement for Curtis M. Ricketts *
          10.7        Registration Rights Agreement *
          10.8        RIG Contribution Agreement *
          21.1        Subsidiaries of the Company *
          27          Financial Data Schedule

          * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47953) and incorporated herein by reference.

There were no reports on Form 8-K filed by the Company during the three month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REALTY INFORMATION GROUP, INC.

Date: August 11, 1998                By: /s/ Frank A. Carchedi
                                         ---------------------
                                     Frank A. Carchedi
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)