Form 10-Q
period 1998-09-30
REALTY INFORMATION GROUP INC
filed 1998-11-12
CIK 1057352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 1998

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


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of October 30, 1998, there were 8,771,027 shares outstanding of the Registrant's Common Stock, par value $.01.

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


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings...................................................13

Item 2 - Changes in Securities...............................................13

Item 3 - Defaults upon Senior Securities.....................................13

Item 4 - Submission of Matters to a Vote of Security Holders.................13

Item 5 - Other Information...................................................13

Item 6 - Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

PART 1  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                         Realty Information Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                     For the Three Months          For the Nine Months
                                      Ended September 30,          Ended September 30,
                                    ----------------------        ---------------------
                                      1998          1997           1998          1997
                                      ----          ----           ----          ----
Revenues                           $  3,659      $  2,074        $ 9,752     $  5,488
Cost of revenues                      1,248           890          3,120        2,544
                                   --------      --------        -------     --------
Gross margin                          2,411         1,184          6,632        2,944
Operating expenses:
     Selling and marketing            2,069         1,133          4,661        3,066
     Software development               197            94            459          292
     General and administrative       1,384           771          3,303        2,244
                                   --------      --------        -------     --------
                                      3,650         1,998          8,423        5,602
Loss from operations                 (1,239)         (814)        (1,791)      (2,658)
Interest and other income               202             3            124           51
                                   --------      --------        -------     --------
Net loss                           $ (1,037)     $   (811)       $(1,667)    $ (2,607)
                                   ========      ========        =======     ========

Net loss per share                 $  (0.12)     $  (0.14)       $ (0.25)    $  (0.46)
                                   ========      ========        =======     ========

Weighted average common shares        8,551         5,754          6,693        5,715
                                   ========      ========        =======     ========


                             See accompanying notes.

                         Realty Information Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                               September 30,      December 31,
                                                                   1998              1997
                                                               --------------------------------
ASSETS                                                         (unaudited)
Current assets:
     Cash and cash equivalents                                 $   21,791           $  1,069
     Accounts receivable, less allowance for doubtful
          accounts of $278 and $151 as of
          September 30,1998 and December 31, 1997                  1,189               1,021
     Prepaid expenses and other current assets                       450                  27
                                                               ---------            --------
Total current assets                                              23,430               2,117
Property and equipment                                             2,677               2,102
Accumulated depreciation                                          (1,090)               (800)
                                                               ---------            --------
                                                                   1,587               1,302
Capitalized product development costs, net of accumulated
     amortization of $787 and $514 as of
     September 30, 1998 and December 31, 1997                      1,354               1,262
Other assets                                                       2,247               1,796
Deposits                                                             180                 105
                                                                --------            --------
Total assets                                                    $ 28,798            $  6,582
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    356            $    355
     Accrued wages and commissions                                 1,077                 369
     Accrued expenses                                                787                 388
     Deferred revenue                                              1,911                 903
     Line of credit                                                   --               1,000
     Subordinated debt to stockholder                                 --                 650
                                                                --------            --------
Total current liabilities                                          4,131               3,665
Stockholders' equity                                              24,667               2,917
                                                                ========            ========
Total liabilities and stockholders' equity                      $ 28,798            $  6,582
                                                                ========            ========


                             See accompanying notes.

                         Realty Information Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           For the Nine Months
                                                                                  Ended
                                                                              September 30,
                                                                       ------------------------
                                                                            1998         1997
                                                                            ----         ----
Operating activities:
Net loss                                                                $ (1,667)     $ (2,607)
Adjustments to reconcile net loss to net cash
     provided by (used) in operating activities:
          Depreciation                                                       291           252
          Amortization                                                       464           347
          Provision for losses on accounts receivable                        127           115
          Non cash charges                                                    63           157
          Changes in operating assets and liabilities                      1,221           119
                                                                        --------      --------
Net cash provided by (used in) operating activities                          499        (1,617)

Investing activities:
Net purchases of property and equipment                                     (575)         (441)
Capitalization of product development costs                                 (312)         (446)
Acquisitions (net of acquired cash)                                           (7)         (548)
                                                                        --------      --------
Net cash used in investing activities                                       (894)       (1,435)

Financing activities:
Proceeds from line of credit                                                  --            50
Payment of line of credit                                                 (1,000)           --
Payment of subordinated debt to stockholder                                 (650)           --
Net proceeds from initial public offering                                 22,687            --
Net proceeds from exercised stock options                                     80            --
                                                                              --
Net cash provided by financing activities                                 21,117            50

Net increase (decrease) in cash and cash equivalents                      20,722        (3,002)
Cash and cash equivalents at beginning of period                           1,069         3,326
                                                                        --------      --------
Cash and cash equivalents at end of period                              $ 21,791      $    324
                                                                        ========      ========

                             See accompanying notes.

REALTY INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto of the Company, RIGLP and RIGINC included in the Company's prospectus filed with the Securities and Exchange Commission on July 1, 1998.

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

2. INITIAL PUBLIC OFFERING

On July 1, 1998, the Company completed an Initial Public Offering of 2,500,000 shares of common stock for $9.00 per share, and on August 9, 1998, the Company's underwriter exercised its over-allotment option to purchase an additional 375,000 shares of common stock (together, the "Offering "). Total proceeds of the Offering including shares issued pursuant to the over-allotment option were $22,687,000, after deducting underwriting discounts and commissions of $1,811,000 and offering expenses of $1,376,000. The Company repaid the amount owed on its line of credit and subordinated debt to stockholder, for a total $1,650,000, out of the proceeds of the Offering.

3.  ACQUISITION

On August 14, 1998, the Company acquired Houston-based commercial real estate information provider, C Data Services ("Core"). Core was acquired in a transaction in which the former stockholders of Core received 93,530 shares of common stock of the Company and approximately $9,000 in cash. The transaction was structured as a reverse subsidiary merger in which a newly formed subsidiary of the Company was merged with and into Core. The acquisition has been accounted for as a purchase with a total purchase price of $617,000.

4.  LINE OF CREDIT

In October 1998, the Company renewed its line of credit agreement with Silicon Valley East (a Division of Silicon Valley Bank). The new line provides for a total of $5,000,000 in borrowing bearing an interest rate at the bank's prime rate plus 1%. There are currently no borrowings outstanding under the line of credit.

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

OVERVIEW

The Company is a leading provider of comprehensive, building-specific information to the United States commercial real estate industry and related industries. During the period from 1994 through 1998, the Company expanded the geographical coverage of its products and developed new products. This expansion included acquisitions made by the Company in 1996, 1997 and 1998 in Chicago, San Francisco and Houston, respectively. The Company currently generates positive cash flow from operations in each region that has operated for at least 18 months ("established regions.") Costs associated with the introduction of new products into these established regions may result in net losses in such regions in the future. Because of the Company's growth strategy, costs incurred in expanding into new regions ("emerging regions") and introducing new products to existing regions have resulted in substantial overall net losses and negative cash flow from operations. As each regional operation and each product becomes established, the revenue produced generally exceeds operating costs and generates profits and cash flow from operations. Management expects to continue the rapid expansion into emerging regions and the development and introduction of new products. Therefore, while existing regions are expected to grow in profitability and provide substantial funding for the business, the expansion is expected to generate substantial losses and negative cash flow from overall operations through at least the first quarter of 2000.

                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenue. Revenue increased 76% from $2,074,000 for the three months ended September 30, 1997 to $3,659,000 for the three months ended September 30, 1998. This increase in revenue resulted principally from growth in the Company's client base in established regions of the country and rapid expansion of emerging regions entered during 1997. Additionally, advertising revenue, generated primarily in established regions, increased 138% from $108,000 for the three months ended September 30, 1997 to $257,000 for the three months ended September 30, 1998.

Gross margins. Gross margins increased from $1,184,000 for the three months ended September 30, 1997 to $2,411,000 for the three months ended September 30, 1998, as gross margin percentages improved from 57% to 66% of revenue, respectively. This increase resulted principally from the expanding revenue and profitability of the established regions coupled with the emerging regions rapid growth. Total cost of revenue increased 40% from $890,000 for the three months ended September 30, 1997 to $1,248,000 for the three months ended September 30, 1998, but decreased as a percentage of revenue from 43% to 34% respectively. This was primarily due to the stability of the cost structure in the established regions.

Selling and marketing expenses. Selling and marketing expenses increased 83% from $1,133,000 for the three months ended September 30, 1997 to $2,069,000 for the three months ended September 30, 1998, and increased as a percentage of revenue from 55% to 57%, respectively. Selling and marketing expenses increased as the Company expanded its sales organization in emerging regions and initiated national level sales and marketing programs in the third quarter.

Software Development. Software development expenses increased from $94,000 for three months ended September 30, 1997 to $197,000 for the three months ended September 30, 1998 reflecting costs for the development of products for emerging regions and other new product initiatives.

General and administrative expenses. General and administrative expenses increased 80% from $771,000 for the three months ended September 30, 1997 to $1,384,000 for the three months ended September 30, 1998. General and administrative expenses increased due to new hires required to support the expanding organization and client base.

Interest and other income (expense). Interest and other income increased from $3,000 for the three months ended September 30, 1997 to $202,000 for the three months ended September 30, 1998. This was a direct result of interest earned on the offering proceeds.

Net loss. Net loss increased 28% from $811,000 for the three months ended September 30, 1997 to $1,037,000 for the three months ended September 30, 1998. This increase in losses was principally a result of increased expenses incurred in emerging regions, including Boston, Sacramento, Phoenix and Houston, which were not in operation during the third quarter of 1997.

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue. Revenue grew 78% from $5,488,000 for the nine months ended September 30, 1997 to $9,752,000 for the nine months ended September 30, 1998. This increase in revenue resulted principally from growth in the Company's client base in established regions of the country and rapid expansion of new regions entered during 1997 and 1998 ("emerging regions.") Additionally, advertising revenue, generated primarily in established regions, increased 162% from $254,000 for the nine months ended September 30, 1997 to $665,000 for the nine months ended September 30, 1998.

Gross margins. Gross margins increased from $2,944,000 for the nine months ended September 30, 1997 to $6,632,000 for the nine months ended September 30, 1998, as gross margin percentages improved from 54% to 68% of revenue, respectively. This increase resulted principally from the expanding revenue and profitability of the established regions coupled with the emerging regions rapid growth. Total cost of revenue increased 23% from $2,544,000 for the nine months ended September 30, 1997 to $3,120,000 for the nine months ended September 30, 1998 but decreased as a percentage of revenue from 46% to 32%, respectively. This was primarily due to the stability of the cost structure in the established regions.

Selling and marketing expenses. Selling and marketing expenses increased 52% from $3,066,000 for the nine months ended September 30, 1997 to $4,661,000 for the nine months ended September 30, 1998, but decreased as a percentage of revenue from 56% to 48%, respectively. Selling and marketing expenses increased as the Company expanded its sales organization in emerging regions. Selling expenses declined as a percent of revenue due to the sales growth during the year and growth in the Company's renewable contract base.

Software Development. Software development expenses increased from $292,000 for nine months ended September 30, 1997 to $459,000 for the nine months ended September 30, 1998 reflecting costs for the development of products for emerging regions and other new product initiatives.

General and administrative expenses. General and administrative expenses increased 47% from $2,244,000 for the nine months ended September 30, 1997 to $3,303,000 for the nine months ended September 30, 1998, but decreased as a percentage of revenue from 41% to 34%, respectively. General and administrative expenses increased due principally to new hires required to support the expanding organization and client base, but decreased as a percentage of revenue due to the Company's ability to leverage these expenses over its growing revenue and operations during the year.

Interest and other income (expense). Interest and other income increased from $51,000 for the nine months ended September 30, 1997 to $124,000 for the nine months ended September 30, 1998. This was a direct result of interest earned on the offering proceeds.

Net loss. Net loss decreased 36% from $2,607,000 for the nine months ended September 30, 1997 to $1,667,000 for the nine months ended September 30, 1998. This decrease in losses was principally a result of the increase in revenue and gross margin of the established regions combined with the growth in emerging regions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance was $21,791,000 at September 30,1998, an increase of $20,722,000 from $1,069,000 at December 31, 1997, due principally to the net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses. During 1998, the Company has financed its operations and growth through cash flow from operating activities, primarily from the established regions, short-term credit lines and the proceeds of the Company's offering. Net cash provided by operations for the nine months ended September 30, 1998 was $499,000 compared to net cash used in operating activities of $1,617,000 for nine months ended 1997. This was a direct result of significant increases in revenues and profitability in established markets as of September 30, 1998. Additionally, the Company receives advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $903,000, and $1,911,000 as of December 31, 1997 and September 30, 1998, respectively. The Company continues to experience overall operating losses as a result of its recent expansion into emerging regions, while established regions continue to generate substantial cash flow from operations.

Net cash used in investing activities amounted to $894,000 for nine months ended September 30, 1998, including capitalized product development and fixed asset purchases, consisting principally of computer and office equipment. The Company currently has no material commitments for capital expenditures. During the third quarter of 1998, the company acquired C Data Service Inc., through the issuance of 93,530 shares of unregistered common stock and $9,000 in cash.

On July 8,1998 the Company repaid the amount owed on its line of credit and subordinated debt to stockholder, for a total of $1,650,000, out of the proceeds of the offering. Effective October 5, 1998, the Company renewed its line of credit and increased the amount of the facility from $1,000,000 to $5,000,000. There are currently no borrowings outstanding against the line of credit.

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

Year 2000

The Company's products include sophisticated software applications and databases that provide customers with comprehensive, building specific information regarding commercial real estate. Additionally, the Company relies on its internal software applications, operating systems, and hardware devices to produce and deliver its products, and to perform administrative functions. Management believes that the Company's products are Year 2000 compliant, and is currently in the process of testing, upgrading or replacing its internal software applications, operating systems, and hardware devices, which will provide greater assurance of Year 2000 compliance. These upgrades and replacements, expected to be completed by mid -1999, are principally occurring in the normal course of business, consistent with the growth plans of the Company, and Management does not expect that the Company will experience material unexpected costs from these upgrades or replacements.

The successful installation and utilization of the Company's products by customers is also dependent on the customers' information technology systems. The Company is currently in the process of preparing and distributing correspondence to its customers, which will alert them to the risks of the Year 2000 issue. If necessary, the Company will develop a contingency plan by mid -1999 to address issues arising from the potential lack of Year 2000 compliance within its customers' information technology systems.

The Company also delivers products and product updates via the Internet. If Year 2000 compliance issues result in disruption of the Internet as a delivery system, Management believes that alternative delivery methods could be utilized which would mitigate the impact of this disruption.

While the Company is attempting to minimize any negative consequences arising from Year 2000 issues, there can be no assurance that Year 2000 issues, including those which could arise within the Company's products, internal production, delivery or administration systems, customer information technology systems or the internet, will not have a material adverse impact on the Company's business, operations, or financial condition.

PART II. OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

None


ITEM 2            CHANGE IN SECURITIES

None


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5            OTHER INFORMATION

None


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K dated August 17, 1998 was filed with the SEC on August 26, 1998 reporting, under Item 5, the acquisition of C Data Services, Inc. by the Company. No financial statements were included in that report.


  EXHIBIT NUMBER:    EXHIBIT DESCRIPTION:
  ---------------    -------------------

     3.1           Restated Certificate of Incorporation *
     3.2           Amended and Restated By - laws *
     10.1          Realty Information Group, Inc. 1998 Stock Incentive Plan *
     10.2          Employment Agreement for Andrew C. Florance *
     10.3          Employment Agreement for Frank A. Carchedi *
     10.4          Employment Agreement for David M. Schaffel *
     10.5          Employment Agreement for Curtis M. Ricketts *
     10.7          Registration Rights Agreement *
     10.8          RIG Contribution Agreement *
     21.1          Subsidiaries of the Company *
     27            Financial Data Schedule
----------

* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47953) and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REALTY INFORMATION GROUP, INC.


Date: November 11, 1998                 By: /s/ Frank A. Carchedi
                                            ------------------------
                                        Frank A. Carchedi
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)