Form 10-K
period 1998-12-31
REALTY INFORMATION GROUP INC
filed 1999-03-31
CIK 1057352

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1998   Commission file number 0-24531

                         Realty Information Group, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                           52-1543845
  (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         7475 Wisconsin Avenue, Bethesda, Maryland  20814
         (Address of principal executive offices)           (zip code)

         Registrant's telephone number, including area code   (301) 215-8300

         Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:Common Stock
                                                                ($.01 par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90
         days.  Yes [X]       No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
statement to this Form 10-K.     [   ]

         As of March 19, 1999, the aggregate market value of registrant's common stock held by non-affiliates was $109 million.

         As of March 19, 1999, there were 9,785,729 shares of registrant's common stock outstanding.

                                    INDEX

                                               PART I
Item 1     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 3     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 4     Submission of Matters to a Vote
             of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                               PART II

Item 5     Market for the Registrant's Common Stock and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6     Selected Consolidated Financial and Operating Data   . . . . . . . . . . . . . . . . . .

Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .

Item 7A    Quantitative and Qualitative Disclosures
             About Market Risk    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 8     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .

Item 9     Changes in and Disagreements with Accountants,
             on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .

                                             PART III

Item 10    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .

Item 11    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 12    Security Ownership of Certain
             Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 13    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .

                                             PART IV

Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Index To Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  F1

ITEM 1           BUSINESS

         (In this report, the words "we", "our" , "us" or "the Company" refer to Realty Information Group, Inc. and its subsidiaries. This report also refers to our Web site, but information contained on that site is not part of this report. This report contains statements about the future regarding business strategies, market potential, future financial performance, and other matters. We also use in this report the words "intends to", "anticipates", "expects", and similar expressions to identify these types of forward-looking statements. Many risks and uncertainties, including those arising from fluctuations in operating results, timing of geographic expansion or new service introductions, acquisitions of other companies or assets, cyclical downturns or changes in the real estate industry or client budgets, the performance and regulation of the Internet, the integrity and reliability of our data ,competition in our businesses, or software problems, could cause our actual results to differ materially from our forward looking statements.)

         Realty Information Group is the nation's largest digital provider of commercial real estate information and analysis. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. According to our estimates, in 1998, we facilitated 100,000 commercial lease and sales transactions aggregating over $100 billion in value. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, decision support, tenant information, property marketing, and industry news. Substantially all our current services are digitally delivered and a majority of our clients receive daily service updates over the Internet.

         We have three assets that provide a unique foundation for this marketplace: the only comprehensive, proprietary, national database in the industry; the largest research department in the industry; and, the largest number of participating organizations. Our database has been constructed over more than a decade by a research department that now makes over 1.8 million updates each year to the database. In addition to our internal efforts, we have obtained and assimilated over 50 proprietary databases. The database now covers 35 of the top 40 commercial real estate markets in the United States. It tracks over 13 billion square feet in over 272,000 properties, including more than $25 billion in properties for sale, and over 310,000 tenants. We estimate that 36,000 participating companies use our marketplace to distribute information on their properties. Of these participating companies, approximately 2,800 are clients, representing 20,000 end-users, who subscribe to our services to facilitate transactions, market services and properties, and conduct market research.


INDUSTRY OVERVIEW

         We believe that the market for commercial real estate information is vast based on the variety, volume, and value of transactions related to commercial real estate. We believe that in 1998, the U.S. commercial real estate market had hundreds of thousands of leasing transactions, with an aggregate value of more than $200 billion, and had tens of thousands of sales transactions, with an aggregate value of $285 billion. In the same year, lenders provided tens of thousands of commercial real estate loans, with an aggregate net value of more than $110 billion, according to the Federal Reserve Board. F.W. Dodge reports that during 1998, construction commenced on 766 million square feet of commercial properties with an aggregate value of $52 billion. Finally, last year, vendors made $10 billion in sales to tenants who were moving to new facilities, according to the Corporate Realty Design and Management Institute.

         To facilitate transactions, industry participants must have extensive, accurate, and current information. Members of the commercial real estate and related business community require daily access to current data such as rental rates, vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market developments to carry out their businesses effectively. Such data collection is time-consuming, as shown by a 1996 study we commissioned, which found that commercial real estate professionals spent 40% of their workday collecting and analyzing information on the real estate market. Therefore, there is a need to develop an efficient marketplace, where members of the commercial real estate and related business community can exchange information, evaluate opportunities using national standardized data, and interact with each other on a continuous basis.

         A large number of parties involved in the commercial real estate and related business community require extensive information, including:

    - Sales and leasing brokers                      - Government agencies

    - Property owners                                - Mortgage-backed security issuers

    - Property management firms                      - Appraisers

    - Design and construction firms                  - Media

    - Real estate developers                         - Tenant vendors

    - Real estate investment trusts                  - Building services vendors

    - Investment banks                               - Communications providers

    - Commercial banks                               - Insurance companies

    - Investors and asset managers                   - Institutional advisors

         The commercial real estate and related business community has yet to develop an efficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers, and local research companies, have attempted to collect data on specific territories and to develop software to analyze the information they had independently gathered. This fragmented approach resulted in duplication of effort in the collection and analysis of information, excessive internal cost, non-standardized data with varying degrees of accuracy and comprehensiveness, and a large information gap.

         The creation of an efficient digital marketplace for commercial real estate will require an infrastructure of a national, standardized database, accurate and comprehensive research capabilities, and intensive, real-time participant interaction. The Internet can help maximize interaction among participants in a marketplace. The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, create community among individuals with similar interests, and conduct business electronically. International Data Corporation projects that the number of Internet users will grow from 100 million in 1998 to 320 million in 2002. In addition to its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media, which enable users to:

     - communicate or access enormous amounts of information at low cost and without geographic limitation;

     - access dynamic and interactive content on a real-time basis; and

     - communicate and interact instantaneously with a single individual or with entire groups of individuals.

         Along with the impressive overall growth of the Internet, business-to-business usage is also growing rapidly, as businesses are increasingly leveraging the Internet's ability to reach clients globally, deliver personalized content, and open new distribution channels.
Business-to-business electronic commerce, according to Forrester Research, is projected to grow from $17 billion in 1998 to $327 billion in 2002.

THE REALTY INFORMATION GROUP SOLUTION

         The CoStar Marketplace. We are creating a digital commercial real estate marketplace through CoStar, our Website, and our other related services. We estimate that approximately 36,000 participating companies use our marketplace to distribute information on their properties. Of these participating companies, approximately 2,800 are clients, representing 20,000 end-users, who subscribe to CoStar and our related services to facilitate transactions, market services and properties, and conduct market research. We, our clients, and other members of the commercial real estate and related business community continuously update the marketplace data. Each day approximately 7,200 updates to the marketplace database are made. Each night, the resulting information is distributed via the Internet, creating a more dynamic and efficient market for transactions involving the commercial real estate and related business community.

         Comprehensive Service Offering. We have been able to capitalize on the information accumulated in the CoStar marketplace to create a high value-added, full-service solution for our clients. We have been able to package the knowledge and resources of a nationwide commercial real estate and related business community in a way that is accessible, interactive, standardized, and comprehensive. As a result, we believe we are the only entity now capable of providing the depth and breadth of the following services:

     - Digital leasing marketplace -- provides the information required to efficiently conduct commercial real estate leasing transactions, both between brokers and between owners and brokers. We deliver this service through CoStar and CoStar Tenant, which benefit our clients by providing a more comprehensive solution with much higher data quality, at substantially less time and cost.

     - Digital selling marketplace -- provides the information required to efficiently and securely conduct commercial real estate buy and sell transactions. We currently deliver this service through CoStar and will enhance this service through CoStar Exchange. This service benefits our clients by allowing purchasers to make more-informed investments and sellers to maximize realized property values.

     - On-line decision support services -- allow members of the community to perform analysis of underlying market conditions and trends when making investment, leasing, purchase, sale, build, and marketing decisions involving commercial real estate. We currently deliver these services through Jamison Advisory, CoStar, and CoStar Tenant and will enhance these services through CoStar Analytic and CoStar Comparables. These services benefit our clients by providing more powerful, flexible, time-efficient, and accurate analytic capabilities.

     - Tenant information services -- enable members of the commercial real estate and related business community to identify and market to the tenants who are the most likely prospects for their goods and services. We deliver these services primarily through CoStar Tenant. These services benefit our clients by more precisely identifying and capturing viable prospects at a lower cost.

     - On-line property marketing -- provides a unique on-line means for the commercial real estate and related business community to direct advertising to the appropriate decision-makers. We currently deliver this service through CoStar and via our Website and will enhance this offering through a new service, E-Brochure. This service benefits our clients by providing them increased distribution, higher visibility, and a more cost-effective way to reach their targeted audience.

     - On-line industry news -- allows members of the commercial real estate and related business community to remain current with developments in the industry. We deliver these services through CoStar, www.rig.com, and Real-E News, which benefit our clients by providing more timely and in-depth news.

         Internet and Web Access to CoStar Services. Substantially all our current services are digitally delivered. About 65% of our clients currently receive their CoStar data via the Internet. We are in the process of making our services accessible through a standard Web-browser format. As a result, we expect to generate an increasing portion of our revenues from Web-based services. The increased availability of our services from a Web-based platform will allow the commercial real estate and related business community real-time access to the CoStar marketplace data and provide the opportunity for increased interaction among community members. We believe this will lead to the development of a more efficient commercial real estate marketplace.

         Leveraging Leading Edge Technology. We use the latest technology to continuously improve our data collection, enhance our sales efforts and our service capabilities, and control costs as we build upon the CoStar marketplace framework. For example:

         - We use global satellite positioning and the Internet to coordinate remote field research vehicles equipped with GPS transponders, laptop computers, cellular communications, and laser measurement devices, to provide the most precise and timely inventory of available buildings.

         - We are integrating a proprietary enterprise-wide client and property information management system with our telecommunications system and our database, to allow the sales force, research staff, client-service staff, and accounting department to develop a coordinated sales, research, and account management effort. This enterprise-wide system will also assist management in improving quality control and training.

         - We now collect our architectural photographs digitally so that we can move the images into our database substantially faster and at lower cost.

         National, Standardized Presence. We are creating the first national and standardized source for commercial real estate metrics that are comparable between geographic territories. For example, the definitions of vacancy rates and building classifications have varied among the different providers of real estate information. Our national presence and the uniformity of our services and data across all of our markets provides a foundation for members of the commercial real estate and related business community to do business on a national basis. Leading firms within the community conduct business efficiently in multiple local markets by standardizing their internal systems on our proprietary database. Currently 20% of our clients subscribe to services in multiple markets.


THE COSTAR STRATEGY

         Our objective is to complete the development of the CoStar digital marketplace for the commercial real estate and related business community across the United States and to introduce it in select international markets. The principal components of our strategy to accomplish this are:

         - Introduce New and Upgraded Services. We believe the CoStar marketplace contains a wealth of information that we can enhance and package into an array of new services. We intend to introduce the following new and upgraded services over the course of the next 18 months:

             - CoStar Exchange will be a Web-based marketplace to more
               efficiently and securely facilitate the buying and selling of commercial properties.

          - CoStar Comparables will be a Web-based service enabling our clients to track and analyze sales comparables in a more timely and comprehensive manner than is currently possible.

          - E-Brochure will provide members of the commercial real estate and related business community with more cost-effective Web-based and CD/ROM-based brochures, replacing the millions of paper brochures currently used to advertise buildings.

          - CoStar Analytic will provide a Web-based analytic tool that will assist the commercial real estate and related business community in analyzing the important changing trends in market metrics such as vacancy rates, rental rates, tenant demographics, new construction, and absorption rates.

          - Real-E News will be a free customized Internet-delivered and Web-based service that will provide the subscriber's pre-selected preference categories via spot news and analytical articles about the commercial real estate industry. We plan to generate advertising revenue from banner ads, mostly about available properties, that are placed around the news stories.

       The introduction of these new services, along with the expansion of our CoStar Tenant service, will allow us to cross-sell a comprehensive suite of services to our existing clients across the country. By contrast, to date, we have primarily offered only one or two of our services in each of our markets.

     - Increase Penetration in Current Markets. We believe that we can significantly expand our client base and increase revenues in our established markets. Initially upon penetrating a new market, we typically sign up leading commercial real estate brokerage firms within six months of entry, which allows us to gain a strategic position in that market's information flow. From there, we significantly expand our sales and marketing efforts in these markets so that we can further penetrate the broader client base. In 1998, for example, we doubled our sales force in our established markets, which helped to increase revenues in those markets by 66%. We intend to continue to significantly expand our sales force and open new field sales offices to further penetrate established markets.

     - Enter New U.S. Markets and Develop National Accounts. We intend to broaden our potential client base by entering new U.S. markets. Many of our existing clients have offices in these targeted markets which will enable us to accelerate our rate of market acceptance in these new regions. This geographic expansion should also broaden our base of national accounts. To date, we have been able to sell 30 national accounts, which we believe constitutes a small portion of the universe. By completing our geographic expansion within the U.S., we believe our services will be more attractive to a much larger number of national accounts who require comprehensive coverage of the major U.S. commercial real estate markets.

     - Expand Internationally. We plan to enter select international markets, including Canada, the United Kingdom and Europe. Either independently or in connection with strategic acquisitions, we intend to gain a foothold in each new target market with one of our services developed for the local market. Then, over time, we plan to develop all of our services for that market. We also believe that there is significant demand in these international markets for U.S. commercial real estate information.

     - Improve and Enhance the CoStar Marketplace. We believe that CoStar is the most comprehensive marketplace of information about the commercial real estate and related business community. We intend to maintain that leading position by continuously improving

       CoStar's comprehensiveness and quality. Our efforts will include adding additional buildings to our database and improving our model for collecting the data underlying CoStar. We also intend to continue our technological leadership by continuing to move the distribution of our services to the Internet and the Web, by increasing the interactivity of our services with our clients, by continuing our evolution as the digital marketplace for real estate transactions, and by increasing our community presence via our Website.

     - Pursue Strategic Acquisitions. We intend to continue making strategic acquisitions to broaden our service offerings and to further expand our geographic coverage. We actively search for services that complement our existing suite of services. Additionally, we intend to actively explore acquisitions abroad to help penetrate international markets.

SERVICES

         Our various services are described in detail in the following paragraphs.

         CoStar. CoStar has fostered the development of the digital leasing marketplace. Clients use CoStar to research leasing options, analyze market conditions and competitive property positions, and produce multimedia client presentations. Members of the broader commercial real estate community, including non-CoStar subscribers, utilize CoStar extensively to market their properties. The subscriber can query CoStar with any combination of pertinent criteria, combining any of approximately one hundred data fields from categories such as building size, location, building characteristics, space availability, ownership, or sales comparables. CoStar's search engine scans through hundreds of millions of square feet of space in a specified market in seconds to find all the properties meeting the search criteria. The user can select from over 50 customizable reports, presenting space availability, comparable sales, tenant activity, market statistics, photographs, and floor plans. The user can export and edit reports, photos, and floor plans to help determine feasibility of a specific space. Our clients also use CoStar to analyze market conditions by calculating current vacancy rates, absorption rates, or average rental rates. About 65% of our clients currently receive daily service updates via the Internet.

         CoStar Tenant. CoStar Tenant delivers detailed information profiling the tenants occupying commercial buildings by tracking over 310,000 tenants in 23 U.S. markets. We expect to expand that coverage to more than 1 million tenants over the next two years. A key service feature is accurate lease expiration information. Clients use CoStar Tenant to:

         - find information about particular tenants;

         - identify and target the most likely tenants to lease space;

         - identify all tenants in a particular building;

         - understand trends and the underlying demand for commercial real estate;

         - identify and target the tenants most likely to need representation for their real estate requirements; and

         - identify and target the tenants most likely to buy a particular vendor's goods and services.

         CoStar Exchange. We have developed a database of over 25,000 commercial properties for sale with a combined asset value in excess of $25 billion. We will distribute that information through a secure Web service, to be known as CoStar Exchange. Sellers of properties will be able to list extensive information about their properties for sale on the site at no cost. The site will afford an efficient means for these sellers to reach a large universe of potential buyers. Potential buyers will pay a subscription fee to access the system. Sellers of investment-grade properties will have the additional option of selecting limited, secure distribution of their properties in order to address confidentiality requirements.

         CoStar Analytic. We currently provide a full line of detailed analytical tools and reports through Jamison Advisory, CoStar, and CoStar Tenant. These tools provide strategic insight into the changing trends in vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market metrics. We are enhancing these services through CoStar Analytic. CoStar Analytic will provide a Web-based analytic tool that will allow users to perform more sophisticated analyses of underlying market conditions and trends when making investment, leasing, purchase, sale, construction, and marketing decisions involving commercial real estate. We may also provide fee-based customized reports and advisory services.

         CoStar Comparables. We currently track tens of thousands of commercial real estate sales. CoStar Comparables will be an enhanced Web-based service providing confirmed commercial real estate sales information on properties which have recently sold. We believe that CoStar currently contains more major office and industrial properties for sale than any other single information source. As transactions involving these properties in CoStar are consummated, frequently we can obtain details of the transaction weeks before most traditional comparable sale providers have access to the information. In addition, we are uniquely comparable sale price, such as leasing information, detailed tenant rent rolls, positioned to provide other valuable information beyond the basic confirmed and local market conditions.

         CoStar Advertising. We estimate that the participants in the CoStar marketplace will directly influence approximately $100 billion in leasing and sales each year. We currently provide digital marketing opportunities to reach this audience through premium high-exposure banner ads on CoStar and on our Website. In addition, our new E-Brochure service will allow commercial real estate professionals to replace the millions of costly print fliers produced each year to direct market their properties with a cost-effective digital version. We will distribute these E-Brochures via the Web, CoStar, and CD/ROM distribution.

         CoStar News. Our Website, CoStar, and our e-mail news dispatches have become an accepted source of reliable industry news. In 1998, we authored over 3,000 news stories. These articles have been cited by numerous major news organizations. Our newswire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions, ground breakings and other features. Web banner ads are prominently displayed on the site, generating significant revenues. We plan to develop and deliver a free e-mail system built around customized client profiles, with highly-targeted banner advertising attached.


THE DATABASE BEHIND COSTAR

         We believe that our proprietary database, actively tracking over 13 billion square feet of U.S. commercial properties, is one of the largest in existence. On an annual basis, over 270 researchers make 1.8 million updates to the database. This highly complex database is comprised of hundreds of data fields, tracking such categories as:

- Location                                           - Mortgage and deed information

- Site and zoning information                        - For-sale information

- Building characteristics                           - Income and expense histories

- Space availability                                 - Tenant names

- Tax assessments                                    - Lease expirations

- Ownership                                          - Contact information

- Sales comparables                                  - Historical trends

         The database includes over 262,000 high-resolution digital images, including building photographs, aerial photographs, and floor plans. The database tracks approximately 310,000 tenants occupying office and industrial space in 23 U.S. markets. We expect to expand coverage to more than 1 million tenants over the next two years, which will generate additional revenues and create significant additional barriers to entry.


CLIENTS

         We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally been the largest portion of our clients, but recently, the fastest growing segments have been owners, lenders, and vendors. The following chart provides representative clients in various categories.

BROKERAGE                               OWNERS, DEVELOPERS                    PROPERTY MANAGERS
---------                               ------------------                    -----------------
CB Richard Ellis                        Gale & Wentworth                      Kennedy-Wilson Properties
Grubb & Ellis                           Hines                                 Leggat McCall Properties
Insignia/ESG                            Manulife Financial                    Lincoln Property Company
Julien J. Studley                       Trammel Crow Company                  PM Realty Group
The Staubach Company                    TrizecHahn Corporation                U.S. Equities Realty


REITs                                   LENDERS, INVESTMENT BANKERS           VENDORS
-----                                   ---------------------------           -------

Boston Properties                       Bankers Trust                         IntelliSpace
CarrAmerica                             Donaldson, Lufkin & Jenrette          Kastle Systems
Cornerstone Properties                  GMAC Commercial Mortgage              RCN Corporation
Equity Office Properties                Merrill Lynch                         Teligent
Prentiss Properties                     NationsBank                           WinStar Communications


                                                                              INSTITUTIONAL ADVISORS,
GOVERNMENT AGENCIES                     APPRAISERS, ACCOUNTANTS               ASSET MANAGERS
-------------------                     -----------------------               -----------------------

County of Los Angeles                   Arthur Andersen                       AEW Capital Management
Fairfax County Development Authority    E & Y Kenneth Leventhal Real          Jones Lang LaSalle
Montgomery County Office of Economic      Estate Group                        Legg Mason
  Development                           Koeppel Tener Real Estate Services    Lend Lease Real Estate
NYC Economic Development Corp.          KPMG                                    Investments
U.S. General Services Administration    PricewaterhouseCoopers                USAA Real Estate Company

         We currently have over 2,800 clients, including the majority of the national commercial real estate brokerage firms. These national firms have offices in markets we are expanding into, which enables us to accelerate our rate of market acceptance in these new regions. No single client accounts for more than 5% of our revenues. During the past five years, our contract renewal rate has exceeded 90%.


SALES AND MARKETING

         We have 55 sales and marketing employees, with the majority of our direct sales force located in the field. Our sales teams are geographically focused and located in 14 field sales offices in our largest U.S. markets. Our offices typically serve as the platform for our in-market sales, client service, and field research operations for their respective regions. The field sales offices also work with our headquarters operation to coordinate sales to our multi-market and national clients. In addition, we have 24 client service staff members with responsibility for installing and training our client base, ensuring high client satisfaction, renewing existing client contracts, and identifying cross-selling opportunities. We use a proprietary enterprise-wide client management system integrated with our database and telecommunications system. This integrated system allows the sales force, research staff, client service, and accounting department to develop a coordinated sales and account management effort.

         Our field sales people focus in one of two areas, Information Solutions or Marketing Solutions. The Information Solutions sales personnel focus on existing information services such as CoStar and CoStar Tenant, as well as new information services such as CoStar Exchange and CoStar Analytic. The majority have significant commercial real estate experience, allowing them to take a consultative sales approach. The Marketing Solutions sales personnel sell on-line advertising and new services such as E-Brochure. The majority have an advertising sales background or experience in commercial real estate.

         Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to our newer services. To help drive rapid growth in our sales force, we have established an in-house team that is responsible solely for seeking out and recruiting quality sales people.

         We seek to make our services essential to our clients' businesses. To encourage clients to use our services regularly, we charge fixed monthly amounts rather than fees based on actual system usage. Our clients' monthly charges are based on the number of sites, organization size, and the number of services to which a client subscribes.

         Our primary marketing methods include: service demonstrations, direct marketing, trade show and industry events, print advertising, and client referrals. Direct marketing is the most cost effective means for us to find prospective clients. Once we have identified a prospective client, we have found the most effective sales method is a service demonstration. Our direct marketing efforts include direct mail, e-mail, and telemarketing, and make extensive use of our unique, proprietary database. Our advertising includes Internet banners, private network banners, and traditional print advertising. This form of advertising is used for brand identity, message reinforcement, and potential client identification.


DATA COLLECTION

         We have developed a sophisticated data collection organization, made up of a combination of researchers, management systems, computer and communications hardware, and software systems.

         Research. We employ over 270 researchers to collect and analyze office and industrial real estate information through over 400,000 phone calls and faxes a year, in addition to e-mails, field inspections, news monitoring, and direct mail. Every new research employee undergoes an extensive training program to maintain a consistent research process. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, they frequently take the initiative to report transactions to our researchers.

         Management and Quality Control Systems. We use both automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors including occupancy date conflicts, available square footage greater than building area, typical floor greater than land area, and expired leases. Our non-automated quality control procedures include:

     - calling our information sources on recently-updated properties to re-verify information;

     - reviewing commercial real estate periodicals for transactions to cross-check our research; and

     - performing field checks to determine if we correctly canvassed all buildings.

Finally, one of the most important and effective quality control measures is feedback, garnered through regular client surveys taken from the commercial real estate professionals using our data every day.

         Computer and Communications Hardware. We maintain Novell and Windows NT servers in support of the database and a national internal frame relay network to allow remote researchers real-time access to the database. We store full data back-ups off site.

         Software Systems. We use client-server software to manage our internal data collection. In addition, over the past decade we have developed and refined our own software systems. This software has four primary functions:

         - collection of building-specific data;

         - tracking of commercial real estate companies and individuals;

         - facilitating our operations; and

         - distribution of data.


COMPETITION

         The market for information systems and services generally is competitive and rapidly changing. The principal competitive factors for commercial real estate information are:

         - the quality, depth, and timeliness of the underlying databases;

         - the ease of use, flexibility, and functionality of the software;

         - the perception that the service offered is the industry standard;

         - the proprietary nature of methodologies and databases;

         - the effectiveness of marketing and sales efforts;

         - client service and support;

         - breadth of geographic coverage and services offered;

         - technical resources;

         - capital resources; and

         - price.

         We do not believe that we presently face competition from any other company on a national basis for our existing services. We do face competition on a regional basis. For example, ReLocate, Inc. provides a product that competes with us in New York City, Philadelphia, Dallas, and Boston. In a few jurisdictions, third-party databases or print publications compete with us on a purely local basis. Our primary competition comes indirectly, however, from the in-house research departments still operated by some commercial real estate brokers.

         The new services that we are developing may bring us into competition from various sources. For example, our E-Brochure and our other enhanced CoStar Advertising services will compete for property marketing revenues with Web-based bulletin boards such as Loopnet Venture, Inc. Our CoStar Comparables service will compete with services from companies like Comps.com, Inc., which provide enhanced versions of generally-available public record data.

         As a digital real estate marketplace develops, additional competitors (including companies having greater financial, product development, technical, and marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing or potential competitors, competition could materially harm our business.

PROPRIETARY RIGHTS

         To protect our proprietary rights in our methodologies, database, and software, we depend upon a combination of:

         - trade secret and copyright laws;

         - nondisclosure and other contractual provisions; and

         - technical measures.

We have not filed any patent applications covering our methodologies and software.

         We seek to protect our software's source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for our CoStar software and user manuals. We have also filed for copyright registration of the CoStar database. Under current law, the arrangement and selection of data may be protected, but the actual data itself may not be. Moreover, other people are free to try to independently create databases that perform the same function as ours. We believe, however, that they would find it very time-consuming and costly to create a competing database. We also intend to take appropriate measures to protect our intellectual property rights in the data and software obtained through our recent acquisitions of LeaseTrend, Inc. and Jamison Research, Inc.

         We distribute our software and services under agreements that grant our clients non-exclusive licenses. These agreements restrict the disclosure and use of our data and software. They prohibit the unauthorized reproduction or transfer of the information and software we provide. In addition, we attempt to protect the secrecy of our proprietary database and other trade secrets and proprietary information through agreements with our employees and consultants. Our services also include technical measures to discourage unauthorized copying.

         We have filed applications to register the "CoStar" mark in the United States, Canada, and the United Kingdom. We believe that we have developed substantial goodwill in connection with this mark as an indicator of the quality of our services.

EMPLOYEES

         As of March 15, 1999, we employed 419 employees, including 272 researchers and 55 sales and marketing employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

ITEM 2           PROPERTIES

         Our corporate offices occupy approximately 48,000 square feet in Bethesda, Maryland, under leases and subleases expiring June 30, 2000. We also lease office space in the following cities: New York; Los Angeles; Elmhurst, Illinois; San Francisco; Boston; Newport Beach; Philadelphia; Houston; Cincinnati; Atlanta; Phoenix; San Diego and Dallas. Our aggregate lease payments for 1998, adjusted to include on a pro forma basis the lease payments made by LeaseTrend and Jamison Research, were approximately $1.4 million.

ITEM 3           LEGAL PROCEEDINGS

         From time to time, we have been involved in lawsuits incidental to our business. We are not currently subject to, and none of our properties is subject to, any material legal proceedings.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

Price Range of Common Stock. Our common stock is traded on the Nasdaq National Market under the symbol "RIGX." Public trading of our common stock began on July 1, 1998. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market.

                                                                   HIGH       LOW
                                                                   ----       ---
YEAR ENDED DECEMBER 31, 1998
  Third Quarter (from July 1, 1998).........................       $10 7/8    $ 5 1/2
  Fourth Quarter............................................       $14        $ 6
YEAR ENDED DECEMBER 31, 1999
  First Quarter (through March 19, 1999)....................       $25 1/8    $12 5/8

         As of March 15, 1999, there were 82 holders of record of our common stock. On March 19, 1999, the last sale price reported on the Nasdaq National Market for our common stock was $24 per share.

Dividend Policy. We have never declared or paid any dividends on our common stock. We do not plan to do so for the foreseeable future. Instead, we intend to invest any earnings in our business. The holders of our common stock are entitled to receive ratably any dividends that the Board of Directors declares. The Board will determine the payment of future dividends on the common stock and the rate of dividends, if any, in light of:

         - any applicable contractual restrictions limiting our ability to pay dividends;

         - our earnings;

         - our financial condition;

         - our capital requirements; and

         - other factors that the Board deems relevant.

         Recent Issues of Unregistered Securities. During 1998, we made certain issues of shares of our common stock without registration under the Securities Act of 1933 (the "Securities Act"). On July 7, 1998, we issued 5,754,017 shares of Common Stock to the limited partners and stockholders of our predecessors. We received as consideration all of the outstanding equity interests of these entities at a ratio of 3.03 shares of Common Stock for each unit or share. The shares of Common Stock obtained by partners and stockholders of our predecessors upon the exchange of their units and shares continued to be held for investment purposes. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act. On August 14, 1998, we acquired C Data Services, Inc. ("Core") through a transaction in which John G. Redford, Keenan L. Reiney and Stuart Schube (the shareholders and representative of Core) received 93,530 shares of Common Stock and approximately $9,000 in cash. These shares were purchased for investment purposes. The issuance of these shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

         Application of Proceeds of Initial Public Offering. We registered an initial public offering of 2,875,000 shares of our common stock including 375,000 shares subject to an underwriters' over-allotment option. The registration statement for the offering (No. 333-47953) became effective on July 1, 1998. The managing underwriters for the offering were Allen & Company Incorporated and Needham & Company, Inc. All shares registered were sold in the offering, which was completed on August 11, 1998 with the closing on the underwriters' exercise of their over-allotment option for all shares covered by the option. The total offering price of the shares registered and sold was $25,875,000. The net proceeds we received from the offering amounted to approximately $22.7 million, after deducting underwriting discounts of $1,811,250, underwriters expenses of approximately $150,000, and other expenses of approximately $1.2 million. Of these amounts, Allen & Company Incorporated, of which John Simon, one of our directors, is a managing director, received $496,125 in underwriting discounts and also reimbursement of its expenses for the offering, while a law firm of which Michael R. Klein, the chairman of our board of directors, is a partner received approximately $435,000 in legal fees in connection with the offering. Under the policies of his firm, Mr. Klein did not play any role in providing the legal services in connection with the offering. All other payments of fees and expenses in connection with the offering were to persons not affiliated with our officers, directors, or principal securityholders.

         Of the net proceeds we received from the offering, we used $1 million to repay the principal on a loan from Silicon Valley Bank to the partnership which previously operated our business and its corporate general partner; and $650,000 to repay indebtedness from the partnership to its general partner, which sum had been lent to the general partner by Mr. Klein. We used approximately $9.8 million of the proceeds of the offering in connection with our January, 1999 acquisitions of LeaseTrend, Inc. and Jamison Research, Inc., which acquisitions expanded the geographic reach and product offerings of the Company. The remaining proceeds of the offering were used for internal expansion, including expansion of our sales and marketing organization, working capital, and general corporate purposes.

ITEM 6           SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER OPERATING DATA)

     The following table provides selected financial data for the five years ended December 31, 1998 and certain pro forma financial data for the year ended December 31, 1998. The Statement of Operations Data and Balance Sheet Data we show below for 1996 through 1998 derives from audited financial statements that we include later in this report. The financial data for 1994 and 1995 derives from audited financial statements for those years, which do not appear in this report. As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1994 through 1998 is derived from the audited financial statements of us and of our predecessor companies for those years. The 1998 pro forma data reflects our January 1999 Jamison and LeaseTrend acquisitions.


                                                            YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------
                                                                                            PRO FORMA
                                            1994     1995     1996      1997      1998        1998
                                           ------   ------   -------   -------   -------   -----------
                                                                                           (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
  Revenues...........................      $1,420   $2,062   $ 4,336   $ 7,900   $13,900     $21,923
  Cost of revenues...................         591      931     2,188     3,413     4,562       8,210
                                           ------   ------   -------   -------   -------     -------
  Gross margin.......................         829    1,131     2,148     4,487     9,338      13,713
  Operating expenses.................         990    1,994     4,829     7,786    12,864      20,465
                                           ------   ------   -------   -------   -------     -------
  Loss from operations...............        (161)    (863)   (2,681)   (3,299)   (3,526)     (6,752)
  Other income (expense), net........         (76)      79        49        33       341          96
                                           ------   ------   -------   -------   -------     -------
  Net loss...........................      $ (237)  $ (784)  $(2,632)  $(3,266)  $(3,185)    $(6,656)
                                           ======   ======   =======   =======   =======     =======
  Net loss per share - basic and
     diluted.........................      $(0.09)  $(0.22)  $ (0.60)  $ (0.57)  $ (0.44)    $ (0.76)
                                           ======   ======   =======   =======   =======     =======
  Weighted average shares
     outstanding.....................       2,609    3,635     4,388     5,722     7,213       8,771
                                           ======   ======   =======   =======   =======     =======

                                                         AS OF DECEMBER 31,
                                            ----------------------------------------------------------
                                                                                            PRO FORMA
                                            1994     1995      1996     1997      1998        1998
                                            -----   ------    ------   -------   -------   -----------
                                                                                           (UNAUDITED)
BALANCE SHEET DATA:
  Cash...............................       $ 132   $1,328    $3,326   $ 1,069   $19,667     $ 9,664
  Working capital....................        (332)   1,017     2,248    (1,547)   16,900       5,561
  Total assets.......................         790    3,015     7,670     6,581    27,541      38,439
  Total liabilities..................         727      688     2,000     3,664     4,338       5,726
  Stockholders'equity................          63    2,327     5,670     2,917    23,203      32,713


                                                                AS OF DECEMBER 31,
                                             --------------------------------------------------------
                                                                                            PRO FORMA
                                            1994     1995       1996     1997      1998       1998
                                           ------   ------     ------  --------  --------   ---------
OTHER OPERATING DATA:
  Markets Covered by Database..........         3        4         9        14        19          40
  Counties Covered by Database.........        16       42        56       120       136         302
  Number of Clients....................        88      204       542     1,123     1,731       2,441
  Billions of Square Feet in
     Database..........................       1.3      2.2       3.3       6.5       9.1        12.7
  Buildings in Database................    12,775   24,822    43,520   112,335   175,471     261,108
  Images in Database...................    15,459   24,926    47,308    90,545   178,827     227,598

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This and other sections of this report contain statements about the future regarding business strategies, market potential, future financial performance, and other matters. We also use in this report the words
"intends", "anticipates", "expects", and similar expressions to identify these types of "forward-looking" statements. Many risks and uncertainties, including those described below, could cause our actual results to differ materially from our forward-looking statements.


OVERVIEW

         Realty Information Group is the nation's largest digital provider of commercial real estate information and analysis. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, decision support, tenant information, property marketing, and industry news. Substantially all our current services are digitally delivered and a majority of our clients receive daily service updates over the Internet.

         We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization.

     From 1994 through 1998, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August of 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January of 1999, we expanded further by acquiring LeaseTrend, Inc. and Jamison Research, Inc., discussed in detail later in this section.

         We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in each established region. As of December 31, 1998, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington (includes Baltimore), Chicago, New York (includes Northern New Jersey, Long Island, Westchester, and Connecticut), Los Angeles (includes Orange County), San Francisco, and Philadelphia. These regions provide us with substantial cash flow which we reinvest into the business. Since its inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

         The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect to use a significant portion of the proceeds of this offering for development and distribution of new services, expansion of all existing services across current markets, and geographic expansion in the U.S. and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate significant losses and negative cash flow from operations for at least the next two years.

         Although our services are expanding rapidly, our CoStar service currently generates the largest portion of our revenue. The CoStar contracts range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, and the number of services to which a client subscribes. Our contract renewal rate currently exceeds 90% on an annual basis. Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

         As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1996 through 1998 is derived from the audited financial statements of us and of our predecessor companies for those years.


CONSOLIDATED RESULTS OF OPERATIONS

         The following table provides our selected consolidated results of operations (in thousands of dollars and as a percentage of total revenue) for the indicated periods:

                                                        YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------
                                                1996              1997              1998
                                           --------------    --------------    --------------
Revenues.................................  $ 4,336   100%    $ 7,900   100%    $13,900   100%
Cost of revenues.........................    2,188    50       3,413    43       4,562    33
                                           -------   ---     -------   ---     -------   ---
Gross margin.............................    2,148    50       4,487    57       9,338    67
Operating expenses
     Selling and marketing...............    2,712    63       4,374    55       7,240    52
     Software development................      254     6         395     5         704     5
     General and administrative..........    1,863    43       3,017    38       4,920    35
                                           -------   ---     -------   ---     -------   ---
          Total operating expenses.......    4,829   112       7,786    98      12,864    92
                                           -------   ---     -------   ---     -------   ---
Loss from operations.....................   (2,681)  (62)     (3,299)  (41)     (3,526)  (25)
Other income (expense), net..............       49     1          33     0         341     2
                                           -------   ---     -------   ---     -------   ---
Net loss.................................  $(2,632)  (61)%   $(3,266)  (41)%   $(3,185)   (23)%
                                           =======   ===     =======   ===     =======   ===

COMPARISON OF 1998 AND 1997

         Revenues. Revenues grew 76% from $7.9 million in 1997 to $13.9 million in 1998. This increase resulted principally from growth in our client base in all regions we served, expansion into new regions, and expansion of our services in existing regions. Revenues from regions we considered established as of December 31, 1998 grew from $7.9 million in 1997 to $13.1 million in 1998, an increase of 66%. During 1998, we also expanded into Houston, Sacramento, Phoenix, and San Diego. Our advertising revenues, which we generated primarily in our established regions, increased 139% from $405,000 in 1997 to $969,000 in 1998.

         Gross Margin. Gross margin increased from $4.5 million in 1997 to $9.3 million in 1998. This increase represented an improvement from 57% to 67% of revenues. The increase resulted principally in established regions, where revenue growth exceeded the growth of cost of revenues, which remained relatively constant.

         Selling and Marketing Expenses. Selling and marketing expenses increased 66% from $4.4 million in 1997 to $7.2 million in 1998, but decreased as a percentage of revenues from 55% in 1997 to 52% in 1998. Selling and marketing expenses increased as we expanded our sales organization into new regions and began to enhance our selling and marketing capabilities on a national basis.

Selling expenses declined as a percent of revenues due to sales growth during the year and the growing renewable contract base.

         General and Administrative Expenses. General and administrative expenses increased 63% from $3.0 million in 1997 to $4.9 million in 1998, but decreased as a percentage of revenues from 38% in 1997 to 35% in 1998. General and administrative expenses increased because we hired new employees to support our expanding organization and client base, and also in response to increases in our occupancy and communication costs. General and administrative expenses decreased as a percentage of revenues due to the continued leveraging of corporate overhead costs over a larger organization with an expanding client base.

         Other Income. Other income increased from $33,000 in 1997 to $341,000 in 1998. This increase resulted from an increase in interest income due to our higher average cash balances in 1998, reflecting the net proceeds from our initial public offering in July 1998.


COMPARISON OF 1997 AND 1996

         Revenues. Revenues grew 82% from $4.3 million in 1996 to $7.9 million in 1997. This increase in revenues resulted principally from growth in our client base in all regions of the country, expansion into new regions, and expansion of services into existing regions. Revenues from regions we considered established as of December 31, 1997 grew from $4.3 million in 1996 to $7.3 million in 1997, an increase of 70%. A portion of this growth resulted from a full year of operation in the Chicago region in 1997, which we entered on April 1, 1996, by acquiring Chicago Resource, Inc. In 1997, we entered San Francisco through the purchase of 99.3% of the capital stock of NMS, Inc. We also entered Philadelphia in the first quarter of the year and Boston in the fourth quarter. Our advertising revenues, which we generated primarily in our established regions, increased 232% from $122,000 in 1996 to $405,000 in 1997.

         Gross Margin. Gross margin increased from $2.1 million in 1996 to $4.5 million in 1997, improving from 50% to 57% of revenues. This increase resulted principally from the expanding revenues and profitability of established regions, including Washington, D.C., New York, Los Angeles, and Chicago.

         Selling and Marketing Expenses. Selling and marketing expenses increased 61% from $2.7 million in 1996 to $4.4 million in 1997, but decreased as a percentage of revenues from 63% in 1996 to 55% in 1997. Selling and marketing expenses increased as we expanded our sales organization into new markets and we invested in the development of advertising sales. Selling expenses declined as a percentage of revenues due to sales growth during the year and the growing renewable contract base.

         General and Administrative Expenses. General and administrative expenses increased 62% from $1.9 million in 1996 to $3.0 million in 1997, but decreased as a percentage of revenues from 43% in 1996 to 38% in 1997. General and administrative expenses increased as we hired new employees to support our expanding organization and client base, and as our occupancy and communication costs increased. General and administrative expenses decreased as a percentage of revenues due to the continued leveraging of corporate overhead costs over a larger organization with an expanding client base.

CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

         The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods:

                                                            1997                                     1998
                                           --------------------------------------   --------------------------------------
                                           MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 30
                                           -------   -------   --------   -------   -------   -------   --------   -------
                                                                           (IN THOUSANDS)
Revenues.................................  $1,555    $ 1,858    $2,074    $2,413    $2,839    $3,254    $ 3,659    $ 4,148
Cost of revenues.........................     717        937       890       869       904       968      1,248      1,442
                                           ------    -------    ------    ------    ------    ------    -------    -------
Gross margin.............................     838        921     1,184     1,544     1,935     2,286      2,411      2,706
Operating expenses.......................   1,638      1,966     1,998     2,184     2,281     2,492      3,650      4,442
                                           ------    -------    ------    ------    ------    ------    -------    -------
Loss from operations.....................    (800)    (1,045)     (814)     (640)     (346)     (206)    (1,239)    (1,736)
Other income (expense), net..............      31         17         3       (18)      (38)      (40)       202        218
                                           ------    -------    ------    ------    ------    ------    -------    -------
Net loss.................................  $ (769)   $(1,028)   $ (811)   $ (658)   $ (384)   $ (246)   $(1,037)   $(1,518)
                                           ======    =======    ======    ======    ======    ======    =======    =======

                                                               1997                                     1998
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 30
                                              -------   -------   --------   -------   -------   -------   --------   -------
                                                                    (AS A PERCENTAGE OF TOTAL REVENUE)
Revenues.................................       100%      100%      100%       100%      100%      100%      100%       100%
Cost of revenues.........................        46        50        43         36        32        30        34         35
                                                ---       ---       ---        ---       ---       ---       ---        ---
Gross margin.............................        54        50        57         64        68        70        66         65
Operating expenses.......................       105       106        96         91        81        77       100        107
                                                ---       ---       ---        ---       ---       ---       ---        ---
Loss from operations.....................       (51)      (56)      (39)       (27)      (13)       (7)      (34)       (42)
Other income (expense), net..............         2         1         0         (1)       (1)       (0)        6          5
                                                ---       ---       ---        ---       ---       ---       ---        ---
Net loss.................................       (49)%      (55)%      (39)%     (28)%     (14)%      (7)%      (28)%      (37)%
                                                ===       ===       ===        ===       ===       ===       ===        ===

LEASETREND, INC. ACQUISITION

         On January 8, 1999, we acquired LeaseTrend, Inc., a Cincinnati-based provider of commercial real estate information, in exchange for $4.5 million in cash and 566,671 shares of our common stock. LeaseTrend provides information in 18 markets throughout the West, Midwest, and Florida. At the time we acquired it, LeaseTrend served approximately 300 client firms and 3,000 users. Two members of LeaseTrend's senior management have now joined us as Senior Vice President and Vice President. The audited financial statements of LeaseTrend appear later in this report. For the year ended December 31, 1998, LeaseTrend generated cash from operating activities of $211,000.

         As a result of acquiring LeaseTrend, we will allocate $9.8 million of the LeaseTrend purchase price to capitalized product development costs and intangible assets, which we will amortize using estimated useful lives of two to ten years. The estimated charges for amortization of the LeaseTrend capitalized product development and intangible assets are approximately $1.3 million for each of the first two years. We expect them to decline to approximately $1.0 million or less in subsequent years. Approximately $300,000 of the amortization in each of the first two years relates to capitalized product development, and we will charge this to cost of sales, reducing gross margins.

         We will make significant investments to integrate LeaseTrend into our organization, including costs to:

         - upgrade computer systems;

         - establish network connections;

         - convert database structures;

         - train personnel; and

         - migrate LeaseTrend clients to our services.

Results of LeaseTrend Operations

         The following table provides LeaseTrend's selected results of operations (in thousands of dollars and as a percentage of total revenue) for the indicated periods:

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                     1997                   1998
                                                              -------------------    -------------------
Revenues....................................................   $2,549      100%       $3,445      100%
Cost of revenues............................................      908       36         1,311       38
                                                               ------      ---        ------      ---
Gross margin................................................    1,641       64         2,134       62
Operating expenses
     Selling, general and administrative....................    1,750       69         2,433       71
                                                               ------      ---        ------      ---
          Total operating expenses..........................    1,750       69         2,433       71
                                                               ------      ---        ------      ---
Loss from operations........................................     (109)      (5)         (299)      (9)
Other income (expense), net.................................     (369)     (14)         (433)     (12)
                                                               ------      ---        ------      ---
Net loss....................................................   $ (478)     (19)%      $ (732)     (21)%
                                                               ======      ===        ======      ===

Comparison of 1998 and 1997 -- LeaseTrend

         Revenues. LeaseTrend's revenues grew 35% from $2.5 million in 1997 to $3.4 million in 1998. This increase in revenues resulted principally from growth in LeaseTrend's client base and expansion into new regions, including Denver, Florida, and Raleigh.

         Gross Margin. Gross margin increased from $1.6 million in 1997 to $2.1 million in 1998 due to substantial revenue growth, but declined from 64% to 62% of revenues as a result of additional research costs for new markets.

         Selling, General, and Administrative. Selling, general, and administrative expenses increased 39% from $1.8 million in 1997 to $2.4 million in 1998, and increased from 69% to 71% of revenues. Selling and marketing expenses increased as LeaseTrend expanded its sales organization into new markets.

JAMISON RESEARCH, INC. ACQUISITION

         January 22, 1999, we acquired Jamison Research, Inc., an Atlanta-based provider of commercial real estate information, for $5.3 million in cash and 448,031 shares of our common stock. Jamison provides commercial real estate information in the Atlanta and Dallas/Fort Worth areas.

Jamison's audited financial statements appear later in this report. In 1998, Jamison generated cash from operating activities of $1.2 million before compensation to stockholders.

         As a result of acquiring Jamison, we will allocate the purchase price of $10.7 million to capitalized product development costs and intangible assets, which we will amortize using estimated useful lives of two to ten years. The estimated charges for amortization of the Jamison capitalized product development and intangible assets are approximately $1.4 million for each of the first two years. We expect them to decline to approximately $1.1 million or less in subsequent years. Approximately $400,000 of the amortization in each of the first two years relates to capitalized product development, and we will charge this to cost of sales, reducing gross margins.

         We will make investments to integrate Jamison into our organization, including costs to:

         - upgrade computer systems;

         - establish network connections;

         - convert database structures;

         - train personnel; and

         - migrate Jamison clients to our services.

We anticipate that during this period, the positive cash flow we expect from the Jamison operations will partially offset the costs of this conversion process.


Results of Jamison Operations

     The following table provides Jamison's selected results of operations (in thousands of dollars and as a percentage of total revenues) for the indicated periods:

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                     1997                     1998
                                                              -------------------      -------------------
Revenues....................................................   $3,664     100%          $4,578      100%
Cost of revenues............................................    1,379       38           1,658       36
                                                               ------      ---          ------      ---
Gross margin................................................    2,285       62           2,920       64
Operating expenses
     Compensation to stockholders...........................      570       15           1,190       26
     Selling, general and administrative....................    1,682       46           1,887       41
                                                               ------      ---          ------      ---
          Total operating expenses..........................    2,252       61           3,077       67
                                                               ------      ---          ------      ---
Income (loss) from operations...............................       33        1            (157)      (3)
Other income (expense), net.................................      (35)      (1)            (10)      (0)
Provision for income taxes..................................       (3)      (0)             48        0
                                                               ------      ---          ------      ---
Net loss....................................................   $   (5)      (0)%        $ (119)      (3)%
                                                               ======      ===          ======      ===

Comparison of 1998 and 1997 -- Jamison Research, Inc.

         Revenues. Revenues grew 25% from $3.7 million in 1997 to $4.6 million in 1998. This increase in revenues resulted principally from growth in Jamison's client base, primarily in the Dallas region.

         Gross Margin. Gross margin increased from $2.3 million in 1997 to $2.9 million in 1998, improving from 62% to 64% of revenues. This increase resulted principally from the expanding revenues in Dallas, where revenue growth exceeded the growth of costs, which are primarily fixed.

        Selling, General, and Administrative. Selling, general, and administrative expenses increased 12% from $1.7 million in 1997 to $1.9 million in 1998, but decreased as a percentage of revenues from 46% in 1997 to 41% in 1998. Selling, general, and administrative expenses increased as Jamison completed its expansion into Dallas, and added sales and supporting staff to the market. Due to the expanding revenues, this declined as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash balance was $19.7 million as of December 31, 1998. This represented an increase of $18.6 million over our cash balance of $1.1 million as of December 31, 1997. Our increased cash balance resulted principally from the net proceeds of our initial public offering in July 1998. During 1998, we financed our operations and growth through cash flow from operating activities, primarily from the established regions, short-term credit lines, and the proceeds of our initial public offering. Net cash used in operations for 1998 was $293,000, compared to net cash used in operations of $2.2 million for 1997. This change resulted from significant increases in revenues and profitability in our established markets as of December 31, 1998. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $903,000, and $1.6 million as of December 31, 1997 and December 31, 1998, respectively. We continue to experience overall operating losses as a result of our recent expansion into new regions, while our established regions continue to generate substantial cash flow from operations.

         Net cash used in investing activities amounted to $2.3 million for 1998, including capitalized product development costs, consisting principally of building photography, and fixed-asset purchases, consisting principally of computer and office equipment. We currently have no material commitments for capital expenditures. During the third quarter of 1998, we acquired Houston-based C Data Services, Inc. in exchange for 93,530 shares of our common stock and $9,000 in cash. Also, as we described above, in January 1999, we acquired LeaseTrend, Inc. and Jamison Research, Inc. for a total of $9.8 million in cash and 1,014,702 shares of our common stock.

         On July 8, 1998, we repaid the amount we owed on our line of credit and on subordinated debt to a stockholder, for a total of $1.7 million out of the proceeds of our initial public offering. Effective October 5, 1998, we renewed our line of credit and increased it from $1.0 million to $5.0 million. The line of credit contains certain restrictive and financial covenants, including minimum net worth and current ratio requirements. As of December 31, 1998, we had no borrowings outstanding against the line of credit.

        To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

     Based on current operations, we believe that our available cash combined with our line of credit and positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.
On March 24, 1999, we filed a registration statement to register common stock of the Company for an offering which would raise substantial additional funds for operations. If the offering is successful, we would expand our plans to introduce new and upgraded services and expand geographically, and we expect to incur significantly higher operating costs. We believe that the proceeds of the offering combined with available cash and positive cash flow from our established regions would be sufficient to fund that expanded operating plan for at least the next two years.

         Through June 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After June 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998.

         We do not believe the impact of inflation has significantly affected our operations.


IMPACT OF THE YEAR 2000

         We believe that we may be affected by computer problems associated with the Year 2000. The Year 2000 issue arises because some computer hardware and software will not work properly after 1999. That failure occurs because many older systems express dates in a two-digit format. For example, under this format the year 1999 is expressed as 99. As a result, these older systems may be unable to distinguish between the year 1900 and the year 2000. That inability may cause hardware system failures, software miscalculations, and disruptions of data transmissions.

         Our plans to resolve the Year 2000 issue involve the following steps: assessment, remediation, and confirmation through testing. To date, we have completed our preliminary assessment of the issue and approximately 60% of the remediation phase. We have undertaken testing as particular aspects of the remediation phase are completed.


Assessment

         Our Year 2000 assessment has included:

         - cataloging and evaluating internal hardware and software systems obtained from third parties;

         - testing the software we have developed ourselves; and

         - contacting our clients, suppliers, and service providers.


Remediation and Testing Efforts

         We have identified three areas that require evaluation and remediation: internal infrastructure, our proprietary software, and impacts from systems of vendors and our clients.

         Internal Infrastructure. We are currently cataloging and evaluating our hardware to determine its Year 2000 compliance. Our workstation supplier has informed us that all workstations we have obtained from it are compliant. We have successfully completed testing on 20% of those workstations. We have purchased new, compliant servers to replace older hardware and expect those servers to be operational by June 1999. We have scheduled our laptops for compliance testing by June 1999.

         We are also in the process of making the software used in our internal infrastructure Year 2000 compliant. We have already installed a new, compliant enterprise accounting system. We expect to convert all of our network server operating systems to compliant software and to replace our non-compliant phone and voice mail systems with compliant systems by August 1999.

         Proprietary Software and Databases. Our commercial real estate information systems use extensive proprietary software and databases. We performed Year 2000 compliance measures for much of this software in prior years since various fields, like tenant lease expirations, required compliance in the early 1990's to accommodate post-2000 dates. Since that time, we have assessed all our proprietary commercial real estate information software to identify areas vulnerable to these problems. This led us to recode common date routines, functions, and methods so they would interpret both entered and stored dates with a compliant approach. We believe that our proprietary systems are now compliant, but we might still encounter additional Year 2000 defects. In addition, we are upgrading our older internal software applications with newer systems to provide greater assurance of Year 2000 compliance.

         We have identified additional potential Year 2000 risks with respect to our recently-acquired LeaseTrend and Jamison subsidiaries. We believe that a significant percentage of their hardware and internal proprietary software are non-compliant. We are currently upgrading these computer systems and are converting the acquired databases into our centralized system to replace the non-compliant products we acquired used by those subsidiaries. We plan to complete this process in the next several months in the normal course of business.

         Client and Vendor Issues. Our assessment has also revealed that some of our clients use hardware and software that is not Year 2000 compliant. As a result, our clients' systems may not support the use of our software. We have notified our clients of this potential issue. Where we have uncovered such problems, we have attempted to ensure compatibility by coding our own alternatives or replacements. Despite these efforts, our clients' success in continuing to install and use our services depends significantly on their own compliance efforts, which we do not control. If necessary, we will develop in the next several months a contingency plan to address problems arising from our clients' failure to have compliant computer equipment and software.

         Third party Year 2000 compliance problems may also affect us by interrupting services which we need to conduct our business. For example, most of our data updates are delivered via the Internet. If Year 2000 problems result in disruption of the Internet as a delivery system, we believe we could use alternative delivery systems, which would mitigate to some extent the impact of this disruption. We also rely on telecommunications providers for communication services and distribution of our product data updates. Any compliance problems by these providers could lead to extended loss of their services and significant unanticipated expenses to remedy the situation.


Compliance Costs

         Our incremental costs expended to date in connection with Year 2000 compliance have not been significant, as we have undertaken most of our activities in the normal course of business. We estimate, however, that during the remainder of 1999 we will spend $1,000,000 in connection with Year 2000 compliance. A large part of this cost will result from upgrading LeaseTrend and Jamison equipment and software, much of which was planned independently of the Year 2000 issue.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have significant exposure to market risks associated with changes in interest rates related to its cash equivalent securities held as of December 31, 1998.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. The registrant is not subject to the provisions of Item 302 of Regulation S-K concerning supplementary financial data.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


ITEM 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

         Our executive officers, key employees, and directors are as follows:

                                            YEARS
               NAME                 AGE   OF SERVICE                      POSITION
               ----                 ---   ----------                      --------
Michael R. Klein..................  57        12       Chairman of the Board of Directors
Andrew C. Florance*...............  35        12       Chief Executive Officer, President, and
                                                       Director
Frank A. Carchedi*................  41         2       Chief Financial Officer
Curtis M. Ricketts*...............  36         4       Senior Vice President of Sales and Marketing
David M. Schaffel*................  38        10       Vice President of Product Development
Fred A. Heitzman III*.............  49        10**     Senior Vice President
Henry D. Jamison IV...............  42        18**     President of Jamison Research, Inc.***
Dean Violagis.....................  32         9       Vice President of Research
Robert J. Caulfield, Jr. .........  43         1       Vice President of Sales
Gregory Benkert...................  43        10*      Vice President
David Bonderman...................  56        12       Director
Warren H. Haber...................  58         4       Director
John Simon........................  56         3       Director
Lanning Macfarland III............  46         3       Director

-------------------------
*   Executive Officer
**  Includes years of service with acquired companies.
*** Jamison Research, Inc. is one of our wholly-owned subsidiaries.

         Michael R. Klein is one of our founders and has been Chairman of our Board of Directors since 1987. He has been, since 1974, a partner of the law firm Wilmer, Cutler & Pickering, based in Washington, D.C., and was a member of its five-person management committee until July 1998. Over the past five years Mr. Klein has served as a member of the board of directors (and Audit Committee Chairman) of both National Education Corporation and Steck-Vaughn Publishing Corporation, and as a director (and member of the Executive Committee) of Perini Corporation. He is also a director of SRA International, Inc. In 1990 to 1991, on leave from his law firm, he served as the Chief Administrative Officer and Vice Chairman of the Board of Directors of Republic Waste Industries, Inc. (now known as Republic Industries, Inc.).

         Andrew C. Florance is also one of our founders and has served as our President and as a Director since 1987 and as our Chief Executive Officer since 1995. Prior to founding Realty Information Group, Inc., Mr. Florance was President of a predecessor company, Real Estate Infonet, a real estate public records publishing operation, from 1985 to 1987. Mr. Florance held primary responsibility for developing the first generation software products for Federal Filings, a SEC form 13-D tracking service, which was later acquired by Dow Jones. Mr. Florance was a co-founder of a commercial real estate information trade association (REI-NEX) and served on its board from 1993-96. Mr. Florance served on the focus group responsible for developing the concepts related to the Federal government's use of real estate in Vice President Gore's National Performance Review. He received a B.A. in economics from Princeton University.

         Frank A. Carchedi, our Chief Financial Officer, joined us in May 1997 from ITC Learning Corporation, a publicly held publisher and distributor of multi-media training products, where he had been Vice President, Treasurer and Chief Financial Officer since 1995. Prior to that, Mr. Carchedi was with Ernst & Young, LLP for ten years, most recently as a consultant in the firm's New York

Merger and Acquisitions Group and its Entrepreneurial Services Group in Washington, D.C. He received a B.S. in accounting from Wake Forest University.

         Curtis M. Ricketts, our Senior Vice President of Sales and Marketing, joined us as the Vice President of Sales and Marketing in December 1994. Prior to joining us, Mr. Ricketts spent six years as an officer of the Carey Winston Company, the largest office and industrial real estate services firm in the Washington-Baltimore region. Mr. Ricketts served as a broker and as the chief financial analyst for the firm's office and industrial brokerage and advisory divisions, but was also responsible for new technology. Mr. Ricketts majored in business at the University of Maryland.

         David M. Schaffel, our Vice President of Product Development, has been with us since 1989. Mr. Schaffel is responsible for the design, development, and maintenance of our software services and products as well as any new services. From 1987 until joining us, Mr. Schaffel was president of Biscayne Technical Services, Inc., where he developed a logistics tracking application for the United States Air Force. Mr. Schaffel received a M.S. -- Operations Research/Statistics from the University of Miami and a B.S. in business from the University of Florida.

         Fred A. Heitzman III, Senior Vice President, joined us upon the acquisition of LeaseTrend, Inc. in January 1999, where he had served as President since he founded the company in 1988. Prior to that, he was the President of Ameristate, Inc., a real estate information company providing ownership and comparable sales information, which he founded in 1978. Mr. Heitzman is a member of the Cincinnati Real Estate Roundtable, REEAC, CEO Roundtable, and a director of Enerfab, Inc. Mr. Heitzman received a B.A. in economics from Denison University.

         Henry D. Jamison IV, President of our Jamison Research, Inc. subsidiary, joined us in January 1999 when we acquired Jamison Research, Inc., where he had been Chairman since founding the firm in 1981. Prior to that, Mr. Jamison was employed as a national accounts manager with his family's Nashville-based manufacturing firm, Jamison Bedding and Furniture, Inc. Mr. Jamison majored in business at the University of Colorado.

         Dean Violagis, our Vice President of Research, is responsible for our research department, of which he has been a manager since 1989. Mr. Violagis received a B.A. in real estate finance from the American University in Washington, D.C.

         Robert J. Caulfield, Jr. serves as Vice President of Sales. Prior to joining us in 1998, Mr. Caulfield was Director of Sales and Business Manager of the Southeast District of Reuters America, Inc. from 1988 to 1998, where he managed a media sales unit. Prior to joining Reuters, he was a marketing manager of Southern California Technology Executives Network. Mr. Caulfield received a B.S. in marketing from Villanova University and his M.B.A. in international marketing from The George Washington University.

         Gregory Benkert, who serves as Vice President, joined us upon the acquisition of LeaseTrend, Inc. in January 1999, where he had been Vice President since 1991. Prior to that, he was Vice President and Chief Financial Officer of Ameristate, Inc. for five years, and prior to that an Audit Manager with Arthur Andersen & Co. Mr. Benkert is a Certified Public Accountant and received a B.A. and an M.B.A from Xavier University.

         David Bonderman is principal of Texas Pacific Group and an indirect general partner of TPG Partners I, L.P. and TPG Partners II, L.P. Prior to forming Texas Pacific Group, Inc., Mr. Bonderman served as Vice President and Chief Operating Officer of Keystone, Inc. (formerly the Robert M. Bass Group, Inc.) from July 1983 to August 1992. Mr. Bonderman was a partner in the law firm of Arnold & Porter from 1971 to 1983. Mr. Bonderman currently serves on the boards of directors of Continental Airlines, Inc., Bell and Howell Company, Ducati Motorcycles S.p.A.,

Beringer Wine Estates, Denbury Resources, Inc., Ryanair, P.L.C., Washington Mutual, Inc., Oxford Health Plans, Inc., and Virgin Entertainment, Ltd. He has been one of our Directors since 1987.

         Warren H. Haber has been, for more than twenty-five years, Chairman of the Board and Chief Executive of Founders Equity, Inc. and its affiliates, private investment concerns engaged in the business of identifying businesses for acquisition in principal transactions and managing such businesses for their own accounts. Mr. Haber currently serves on the boards of directors of Beverly Glen Medical Systems, American Lifecare, Grand Charter, Ltd. and Warnex Pharma. He has served as one of our Directors since 1995.

         John Simon is a Managing Director of the investment banking firm Allen & Company Incorporated, with which he has been associated for over 20 years. Mr. Simon currently serves on the board of directors of The Immune Response Corporation, Neurogen Corporation, and Advanced Technical Products, Inc. Mr. Simon has sat on our Board of Directors since 1996.

         Lanning Macfarland III has been associated with the Law Bulletin Publishing Company of Chicago since 1983, from which we acquired ReSource in March 1996. He is currently the General Operations Officer of LBPC and is its publisher for all real estate trade publications and is responsible for all new product development and on-line legal services. Prior to his association with LBPC, Mr. Macfarland held sales and publishing positions with The New Yorker, Time, Inc. and Bradley Printing. He has served as one of our Directors since 1996.


ELECTION OF DIRECTORS

         All of our current directors serve for one-year terms or until their successors are elected and qualified. Stockholders' agreements that included provisions governing the composition, power, and election of the Board of Directors terminated following our initial public offering in July 1998.


COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has an Audit Committee that reviews the results and scope of the annual audit and other services provided by our independent public accountants. It also has a Compensation Committee that makes recommendations concerning salaries and incentive compensation for our employees. The Board of Directors has designated the Compensation Committee as the administrator of the Stock Option Plan described below.


DIRECTOR COMPENSATION

         Those members of our Board of Directors who do not also serve as an officer or employee with us are entitled to their expenses for attending each meeting of the Board of Directors and each meeting of any committee. Until May 1998, Founders Equity Inc. received a monthly fee of $10,000 and Mr. Klein a monthly fee of $6,667, but those fee arrangements have terminated. Since our initial public offering last year, our non-employee directors have been entitled to $15,000 annually payable in shares of our common stock.

SECTION 16(A) BENEFICIAL OWERSHIP REPORTING COMPLIANCE

     A Form 3 reporting the initial holdings of options on our common stock held by Fred A. Heitzman III, who became one of our Senior Vice Presidents on December 14, 1998, and a Form 4 reporting the common stock he received from us in connection with our January 8, 1999 acquisition of LeaseTrend, Inc. were not timely filed with the SEC. The required reports were made in filings with the SEC on March 4, 1999.

ITEM 11        EXECUTIVE COMPENSATION


         The following table provides the annual salary, bonuses, and all other compensation awards and payouts to our Chief Executive Officer and President and to our most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1998 (collectively, the "Named Executive Officers") for 1996 through 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM          ALL OTHER
                                 ANNUAL COMPENSATION                                      COMPENSATION AWARDS    COMPENSATION
--------------------------------------------------------------------------------------   ---------------------   ------------
                                        FISCAL                            OTHER ANNUAL   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR     SALARY        BONUS     COMPENSATION          OPTIONS
---------------------------             ------   --------      --------   ------------   ---------------------
Andrew C. Florance....................   1998    $166,346            --           --             65,000            $ 2,309
  Chief Executive Officer & President    1997     150,000      $100,000     $150,000(1)              --              2,122
                                         1996     150,000       100,000      150,000(1)              --                 --
Frank A. Carchedi.....................   1998     117,096        27,029           --             40,000                865
  Chief Financial Officer                1997      70,654(2)     20,000           --             15,150                 --
                                         1996          --            --           --                 --                 --
Curtis M. Ricketts....................   1998     104,362        47,126           --             25,000              2,108
  Senior Vice President                  1997      83,077        46,166           --                 --              1,700
  of Sales and Marketing                 1996      64,481        37,012           --                 --                 --
David M. Schaffel.....................   1998     136,871         3,044           --             40,000             19,097
  Vice President of                      1997     117,898         3,000           --                 --              9,478
  Product Development                    1996      96,941         3,000           --                 --                 --

-------------------------
(1) In 1997, we paid Mr. Florance additional compensation in the form of shares of a predecessor company valued at the equivalent of $4.62 per share for our common stock.
(2) Mr. Carchedi joined us as Chief Financial Officer in May 1997. On an annualized basis, his base salary was $110,000 per year in 1997.

EMPLOYMENT AGREEMENTS

         We have employment agreements with Messrs. Florance, Carchedi, Ricketts, and Schaffel. Each of these agreements is effective as of January 1, 1998. Each entitles the executive to a specified base salary, a bonus award up to a specified percentage of base compensation based upon achievement of performance objectives, and an award of stock options vesting over time. The executive also may participate in any insurance, medical, disability or pension plan generally made available to our senior executive officers.

         The agreements are for initial terms of two years (three in the case of Mr. Florance) and are automatically renewable for successive one-year terms unless we or the executive terminate the agreement. Each agreement contains a covenant not to compete with us for the two years immediately following termination, but applicable law may limit the term or scope of this covenant. The agreements generally provide that, if we terminate the executive's employment without good cause, the executive is entitled to his base salary for the greater of six months or whatever period remains under the agreement, to a prorated share of his bonus for the year in which termination occurred, and to the immediate vesting of all stock options due to vest within the following 12 months.

         The termination provisions of Mr. Florance's agreement differ in that they also apply if he terminates the agreement for good cause; in that his termination payments will be for the greater of 12 months or the remaining period under the agreement; that he will receive a gross-up payment to cover any taxes assessed under Section 4999 of the Internal Revenue Code; and in that all his unvested stock options will vest.

     The following table gives specific economic terms of these agreements.

                                                                              MAXIMUM BONUS        NUMBER AND
                                                                            AS PERCENTAGE OF    EXERCISE PRICE OF
                        NAME                          INITIAL BASE SALARY   BASE COMPENSATION     STOCK OPTIONS
                        ----                          --------------------  -----------------   -----------------
Andrew C. Florance..................................        $175,000               100%              65,000
                                                                                                      at $9
Frank A. Carchedi...................................        125,000                 75               40,000
                                                      (as of July 1, 1998)                            at $9
Curtis M. Ricketts..................................        110,000                100               25,000
                                                      (as of July 1, 1998)                            at $9
David M. Schaffel...................................        120,000                 50               40,000
                                                      (as of July 1, 1998)                            at $9

------------------
25% of the options vest on each of the following dates: July 1, 1998, and December 31, 1998, 1999, and 2000.

OPTION GRANTS

         The following table provides certain information regarding grants of stock options to the Named Executive Officers during 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                        INDIVIDUAL GRANTS
                                      --------------------------------------------------------------------------------------
                                      NUMBER OF         PERCENT OF
                                      SECURITIES       TOTAL OPTIONS       EXERCISE
                                      UNDERLYING        GRANTED TO          OR BASE
                                        OPTION         EMPLOYEES IN          PRICE         EXPIRATION          GRANT DATE
               NAME                    GRANTED          FISCAL YEAR        ($/SHARE)          DATE          PRESENT VALUE(1)
               ----                   ----------       -------------       ---------       ----------       ----------------
Andrew C. Florance................      65,000             12.0%              $9           6/30/2008            $430,300
Frank A. Carchedi.................      40,000              7.4                9           6/30/2008             264,800
Curtis M. Ricketts................      25,000              4.6                9           6/30/2008             165,500
David A. Schaffel.................      40,000              7.4                9           6/30/2008             264,800

------------------
(1) The grant date present value is computed using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 94%, dividend yield of 0%, risk-free interest rate of 5%, and expected life of 5 years.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides certain information regarding fiscal 1998 stock option exercises by, and unexercised options held as of December 31, 1998 by, the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END 1998 OPTION VALUES

                                                                       NUMBER OF SECURITIES                VALUE OF
                                                                      UNDERLYING UNEXERCISED       UNEXERCISED IN THE MONEY
                                               SHARES                      OPTIONS HELD             OPTIONS AT FISCAL YEAR-
                                              ACQUIRED                 AT DECEMBER 31, 1998                 END(2)
                                                 ON       VALUE     ---------------------------   ---------------------------
                    NAME                      EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                    ----                      --------   --------   -----------   -------------   -----------   -------------
Andrew C. Florance..........................       --          --     200,604         32,500       1,660,361       117,813
Frank A. Carchedi...........................       --          --      25,050         30,100         118,840       165,179
Curtis M. Ricketts..........................   48,480(1) $283,608(1)    24,620        12,500         156,528        45,313
David M. Schaffel...........................       --          --      32,120         20,000         183,715        72,500

---------------
(1) In June 1998, Mr. Ricketts exercised unit options of one of our predecessors equivalent to 48,480 shares of our common stock. The value realized by this exercise is computed by subtracting the exercise price per equivalent share of our common stock from our estimate of the fair value.

(2) Calculated based on the amount by which the fair market value of the underlying security (assumed to be equal to its year-end closing price of
   $12 5/8 per share) exceeds the option exercise price.

STOCK OPTION PLAN

         Our Board of Directors adopted our 1998 Stock Option Plan prior to our initial public offering. Our stockholders approved the plan at a specially called meeting in June 1998. We have reserved 1,450,000 shares of our common stock for issuance under the Stock Option Plan. Unless terminated sooner by the Board of Directors, the Stock Option Plan will terminate in 2008.

         Our Board of Directors' Compensation Committee administers the Stock Option Plan. Subject to provisions of the Stock Option Plan the Committee can:

          - select to whom to grant the options;

          - designate the number of shares to be covered by options;

          - specify the type of consideration someone exercising an option must pay us; and

          - establish all other terms and conditions of each option.

         The Stock Option Plan provides for the grant of stock options to our officers and employees including those of subsidiaries. Options granted under the Plan may be incentive or non-qualified stock options. The exercise price for an option may not be less than the fair market value of our common stock on the date of grant. Options granted under the plan may not be transferred other than by will or by the laws of descent and distribution. If a "change of control" as defined in the Stock Option Plan occurs (essentially, if our ownership changes in a certain way), all outstanding unexercisable options under the Stock Option Plan immediately become exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors during 1998 were David Bonderman, Warren H. Haber, and Michael R. Klein, each of whom serves as one of our non-employee directors.

         From time to time, these directors, or entities with which they are affiliated, have engaged in certain transactions with us and our predecessors, OLD RIG, Inc. and a partnership, Realty Information Group, L.P., to provide additional equity or debt financing to fund our growth. OLD RIG operated our business until November 1994. At that point, the partnership was organized to hold and operate our business. Pursuant to a contribution agreement consummated following our initial public offering in July 1998, the limited partners of the partnership (other than OLD RIG) and all the stockholders of OLD RIG received our common stock in exchange for their limited partnership units or OLD RIG shares.

         Mr. Haber is chairman and chief executive officer of Founders Equity, Inc. ("Founders"). On May 15, 1995, Founders/RIG, LLC ("FR LLC"), an affiliate of Founders, acquired units of the limited partnership for a total purchase price of $3.1 million, equivalent to 898,856 shares of our common stock at an effective price per share of $3.45. As part of the contractual arrangements that accompanied this investment, Mr. Haber became a director and we agreed to register the securities FR LLC received for resale upon its demand at a future date. On December 3, 1996, FR LLC and certain of its affiliates acquired additional units of the partnership for an aggregate purchase price of $1.06 million, equivalent to 259,521 shares of our common stock at an effective price per share of $4.08. In addition, pursuant to the contribution agreement, FR LLC's registration rights were amended. See "Description of Capital Stock -- Registration Rights." FR LLC's right to designate a director terminated upon consummation of the contribution agreement.

         At the time of the Founders' investment in OLD RIG and the partnership in May 1995, those entities were indebted to Mr. Klein for loans he had extended with a then balance of $751,961. In connection with Founders' investment, $426,693 was repaid and the remaining balance of $325,268 was converted into units of the partnership equivalent to 94,312 shares of our common stock at an effective price per share of $3.45, the same effective price at which FR LLC purchased its interest in that transaction. In connection with that same transaction, our predecessors agreed to pay monthly fees to Founders of $10,000 and to Mr. Klein of $6,667. Both of those fee arrangements terminated in May 1998. During 1997, Mr. Klein committed to extend up to $1.0 million of credit to OLD RIG, which in turn agreed to loan such amounts to the partnership to support a $1.0 million credit facility the partnership secured with Silicon Valley Bank. The OLD RIG loan to the partnership was contractually subordinated, and Mr. Klein's loans to OLD RIG were structurally subordinated, to the bank loan, interest on the balance was payable to OLD RIG and Mr. Klein at the same rate (2% over prime) as the bank loan, and no principal could be repaid until the bank loan was paid. This bank loan and the OLD RIG/Klein loan were repaid with part of the proceeds of our initial public offering. As consideration for Mr. Klein's commitment, a committee of three independent directors authorized the issuance to Mr. Klein of warrants to purchase units of the partnership equivalent to 45,450 shares of our stock at a price 10% less than the price at which shares were offered in our initial public offering, exercisable during the two years following the closing of that offering. We have, in the past, paid legal fees to the law firm of which Mr. Klein is a partner. Under the policies of his firm, Mr. Klein was not the partner responsible for supervising or billing for the services provided to us.

         Effective as of March 5, 1998, all of the limited and general partners of the partnership and all of the stockholders of OLD RIG entered into the contribution agreement. Pursuant to this agreement, each limited partner of the partnership (other than OLD RIG) agreed to contribute all of its limited partnership units to us, and all of the stockholders of OLD RIG agreed to contribute all of their shares of OLD RIG to us, all in exchange for 3.03 shares of our common stock for each limited partnership unit or share of common stock. Consummation of the contribution agreement occurred in July, 1998, following our initial public offering.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT


         The following table provides certain information regarding the beneficial ownership of our shares as of March 15, 1999, by:

          - each person we know to be the beneficial owner of more than 5% of the outstanding common stock;

          - each of our Directors;

          - each Named Executive Officer; and

          - all of our executive officers and directors as a group.


Except as indicated in the footnotes to the table, we believe that the persons named in the table have sole voting and investment power with respect to the indicated shares of stock:

                                          SHARES BENEFICIALLY
                                                 OWNED
                                         ----------------------
           NAME & ADDRESS(1)               NUMBER      PERCENT
           -----------------             -----------   --------
Michael R. Klein(2)....................   2,123,385       21.6%
Andrew C. Florance(3)..................     516,762        5.2
Frank A. Carchedi(4)...................      34,100          *
Curtis M. Ricketts(5)..................      73,100          *
David M. Schaffel(6)...................      62,420          *
David Bonderman........................     444,704        4.5
Warren Haber(7)........................   1,286,460       13.1
John Simon(8)..........................      92,278          *
Lanning Macfarland III(9)..............     413,365        4.2
All Ten Executive Officers and
  Directors as a group(10).............   5,247,297       51.7

Founders/RIG, L.L.C....................   1,158,375       11.8

---------------
 *  Less than one percent.

(1) Unless otherwise noted, each listed person's address is c/o Realty Information Group, Inc., 7475 Wisconsin Avenue, Bethesda, Maryland 20814.

(2) Includes 14,496 shares held as trustee for his nieces and 14,496 shares held by others as trustee for his children. Also includes warrants for the purchase of 45,450 shares of common stock. See "Certain Transactions."

(3) Includes 200,604 shares issuable upon options exercisable within 60 days. Excludes 32,500 shares issuable upon options not exercisable within 60 days.

(4) Includes 30,100 shares issuable upon options exercisable within 60 days. Excludes 25,050 shares issuable upon options not exercisable within 60 days.

(5) Includes 24,620 shares issuable upon options exercisable within 60 days. Excludes 12,500 shares issuable upon options not exercisable within 60 days.

(6) Includes 32,120 shares issuable upon options exercisable within 60 days. Excludes 20,000 shares issuable upon options not exercisable within 60 days.

(7) Includes 1,158,375 held by Mr. Haber and others as members of Founders/RIG, L.L.C.

(8) Excludes 177,752 shares held by Allen & Company Incorporated (of which Mr. Simon is a Managing Director) and certain of its other officers and affiliates; Mr. Simon disclaims personal beneficial ownership of such shares. See "Certain Transactions." Mr. Simon's address is c/o Allen & Company Incorporated, 711 Fifth Avenue, New York, New York 10022.

(9)  Includes 410,335 shares held by Law Bulletin Publishing Company.

(10) Includes 308,644 shares issuable upon options exercisable within 60 days. Excludes 173,700 shares issuable upon options not exercisable within 60 days.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Since January 1, 1996, some of our executive officers or directors have engaged in the following transactions with us in addition to those described above under "Management -- Compensation Committee Interlocks and Insider Participation."

         John Simon is a managing director of Allen & Company Incorporated (one of the underwriters of this offering) and is one of our directors. On December 3, 1996, RIG Holdings, LLC ("RH LLC") acquired units of Realty Information Group L.P. (the predecessor partnership that previously operated our business), for an aggregate purchase price of $2.9 million, equivalent to 710,388 shares of our common stock at an effective price per share of $4.08. RH LLC was granted the right to designate one member of the board of directors of OLD RIG (a partner in RIG LP), as well as certain registration rights in regards to the units it purchased. Pursuant to the contribution agreement, RH LLC's registration rights were amended. See "Description of Capital Stock -- Registration Rights." Prior to our initial public offering, Allen & Company Incorporated was the Member- Manager of RH LLC and, together with certain of its officers and affiliates, was the owner of approximately 26% of RH LLC; as Member-Manager, Allen & Company Incorporated was entitled to exercise voting power over all of the limited partnership units of the partnership then held by RH LLC. For these reasons, RH LLC may be deemed to have been an affiliate of Allen & Company Incorporated. RH LLC's (and its members') right to designate a director of OLD RIG terminated upon consummation of the contribution agreement, at which time RH LLC was dissolved and its ownership interests (and the associated registration rights) distributed pro rata to its members. At that time, Allen & Company Incorporated, together with certain of its officers and affiliates, became the beneficial owner of 183,721 shares of our stock. Prior to making this investment, on November 5, 1996, Allen & Company Incorporated had loaned the partnership $250,000, bearing interest at a rate of 8.5% per year. This loan was paid off in connection with RH LLC's investment.

         Lanning Macfarland III is head of real estate publications at Law Bulletin Publishing Company ("LBPC") and one of our directors. On March 29, 1996, the partnership acquired all of the assets of Chicago ReSource from LBPC for units of the partnership valued nominally at a price equivalent to 347,361 shares of our common stock at an effective price per share of $3.45. Chicago ReSource was a real estate information provider in the Chicago, Illinois area. On December 3, 1996, LBPC and certain of its affiliates acquired additional units of the partnership for an aggregate purchase price of $288,000, equivalent to 70,548 shares of our common stock at an effective price per share of $4.08.

         Fred A. Heitzman III was an officer, director, and beneficial stockholder of LeaseTrend, Inc., which merged, effective January 8, 1999, with a subsidiary we formed for that purpose. The total consideration we paid to LeaseTrend stockholders in connection with the merger was $4.5 million in cash and 566,671 shares of our common stock. Of this consideration, a trust of which Mr. Heitzman was the sole beneficiary received $1,684,074 in cash and 174,503 shares of our common stock.

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements are filed as a part of this report:

                 Realty Information Group Inc. Unaudited Pro Forma Condensed Consolidated Financial Statements

                 Realty Information Group, Inc. Consolidated Financial
                 Statements

                 LeaseTrend, Inc. Financial Statements

                 Jamison Research, Inc. Financial Statements

         (a)(2)  No financial statement schedules are required to be filed.

         (b) The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report .

         (c) The exhibits filed as a part of this report are listed in the index to exhibits.

                         REALTY INFORMATION GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REALTY INFORMATION GROUP, INC. UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Unaudited Pro Forma Condensed Consolidated
  Financial Statements......................................   F-2

Unaudited Pro Forma Condensed Consolidated Statement of
  Operations................................................   F-3

Unaudited Pro Forma Condensed Consolidated Balance Sheet....   F-4

Notes to Unaudited Pro Forma Condensed Consolidated
  Financial Statements......................................   F-5


REALTY INFORMATION GROUP, INC.

Report of Independent Auditors..............................   F-7

Consolidated Statements of Operations.......................   F-8

Consolidated Balance Sheets.................................   F-9

Consolidated Statements of Stockholders' Equity.............  F-10

Consolidated Statements of Cash Flows.......................  F-11

Notes to Consolidated Financial Statements..................  F-12


LEASETREND, INC.

Report of Independent Auditors..............................  F-23

Statements of Operations....................................  F-24

Balance Sheets..............................................  F-25

Statements of Stockholders' Equity (Deficit)................  F-26

Statements of Cash Flows....................................  F-27

Notes to Consolidated Financial Statements..................  F-28


JAMISON RESEARCH, INC.

Report of Independent Auditors..............................  F-32

Statements of Operations....................................  F-33

Balance Sheets..............................................  F-34

Statements of Stockholders' Equity (Deficit)................  F-35

Statements of Cash Flows....................................  F-36

Notes to Consolidated Financial Statements..................  F-37

                         REALTY INFORMATION GROUP, INC.

                      INTRODUCTION TO UNAUDITED PRO FORMA
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following unaudited pro forma condensed consolidated financial statements give effect to the acquisitions subsequent to December 31, 1998 by Realty Information Group, Inc. (the "Company") of the common stock of LeaseTrend, Inc. ("LTI") and Jamison Research, Inc. ("JRI") in exchange for cash raised by the Company in its initial public offering on July 1, 1998 and common stock of the Company.

         The unaudited pro forma condensed consolidated balance sheet gives effect to the acquisitions as if they had occurred on December 31, 1998. The unaudited pro forma condensed consolidated statement of operations gives effect to the acquisitions as if they had occurred on January 1, 1998.

         The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised, as additional information becomes available. The pro forma financial information does not necessarily represent what the Company's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates or the results of operations for any future period. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial statements and notes thereto included elsewhere in this Report.

                         REALTY INFORMATION GROUP, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            AS OF DECEMBER 31, 1998

                                           REALTY                                      PRO FORMA
                                         INFORMATION   LEASETREND,      JAMISON       ADJUSTMENTS       PRO FORMA
                                         GROUP, INC.      INC.       RESEARCH, INC.   (SEE NOTE 3)      COMBINED
                                         -----------   -----------   --------------   ------------     -----------
Revenues...............................  $13,900,165   $3,444,969      $4,577,927              --      $21,923,061
Cost of revenues.......................    4,561,619    1,310,994       1,658,072     $   680,000(a)     8,210,685
                                         -----------   ----------      ----------     -----------      -----------
  Gross margin.........................    9,338,546    2,133,975       2,919,855        (680,000)      13,712,376
Operating expenses.....................   12,864,612    2,432,767       3,077,494       2,090,000(a)    20,464,873
                                         -----------   ----------      ----------     -----------      -----------
  Income (loss) from operations........   (3,526,066)    (298,792)       (157,639)     (2,770,000)      (6,752,497)
Other income (expense).................      340,653     (433,689)         (9,263)        198,622(b)        96,323
Benefit from income taxes..............           --           --          47,700         (47,700)(c)           --
                                         -----------   ----------      ----------     -----------      -----------
  Net loss.............................  $(3,185,413)  $ (732,481)     $ (119,202)    $(2,619,078)     $(6,656,174)
                                         ===========   ==========      ==========     ===========      ===========
Net loss per share -- basic and
  diluted..............................  $     (0.44)                                                  $     (0.76)
                                         ===========                                                   ===========
Weighted average shares outstanding....    7,213,037                                                     8,771,072
                                         ===========                                                   ===========

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                 REALTY                       JAMISON        PRO FORMA
                               INFORMATION   LEASETREND,     RESEARCH,      ADJUSTMENTS       PRO FORMA
                               GROUP, INC.      INC.            INC.        (SEE NOTE 3)      COMBINED
                               -----------   -----------   --------------   ------------     -----------
ASSETS
Cash and cash equivalents....  $19,666,887   $    18,266      $ 50,548      $(10,071,409)(d) $ 9,664,292
Accounts receivable, net.....    1,245,579        12,316        32,426                --       1,290,321
Prepaid expenses and other
  current assets.............      325,629         6,786       173,900          (173,800)(d)     332,515
                               -----------   -----------      --------      ------------     -----------
          Total current
            assets...........   21,238,095        37,368       256,874       (10,245,209)     11,287,128
Property and equipment,
  net........................    2,156,928       142,967       201,617                --       2,501,512
Capitalized product
  development costs, net.....    1,856,873       157,867        59,484         2,582,649(d)    4,656,873
Other assets, net............    2,097,656       117,615            --        17,582,385(d)   19,797,656
Deposits.....................      192,060         2,805           474                --         195,339
                               -----------   -----------      --------      ------------     -----------
          Total assets.......  $27,541,612   $   458,622      $518,449      $  9,919,825     $38,438,508
                               ===========   ===========      ========      ============     ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses...................  $ 2,691,143   $   291,958      $130,319                --     $ 3,113,420
Deferred revenue.............    1,647,165       560,463       404,741                --       2,612,369
Accrued fees and
  interest-related parties...           --     1,229,861            --      $ (1,229,861)(d)          --
Line of credit...............           --            --       114,912          (114,912)(d)          --
Subordinated debt to
  partner....................           --            --            --                                --
Advances from stockholders...           --     1,428,521            --        (1,428,521)(d)          --
Current portion of long-term
  debt.......................           --        66,401        26,114           (92,515)(d)          --
                               -----------   -----------      --------      ------------     -----------
          Total current
            liabilities......    4,338,308     3,577,204       676,086        (2,865,809)      5,725,789
Long-term debt, net of
  current portion............           --            --        10,603           (10,603)(d)          --
                                                                               3,286,822(d)
Stockholders' equity.........   23,203,304    (3,118,582)     (168,240)        9,509,415(d)   32,712,719
                               -----------   -----------      --------      ------------     -----------
          Total liabilities
            and stockholders'
            equity...........  $27,541,612   $   458,622      $518,449      $  9,919,825     $38,438,508
                               ===========   ===========      ========      ============     ===========

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.

                          NOTES TO UNAUDITED PRO FORMA
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

         The historical financial statements included in the unaudited pro forma condensed consolidated balance sheet and statement of operations were derived from the separate financial statements of the Company and its subsidiaries LTI and JRI as of December 31, 1998 and for the year then ended. The related audited historical financial statements are included elsewhere herein and should be read in conjunction with these unaudited pro forma condensed consolidated financial statements.


2. ACQUISITION OF LTI AND JRI

         On January 8, 1999, the Company acquired all of the common stock of LTI, a Cincinnati based provider of commercial real estate information, for $4,500,000 in cash and 566,671 shares of the Company's Common Stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9,200,000 including acquisition expenses. On January 22, 1999, the Company acquired all of the common stock of JRI, an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 448,031 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10,300,000 including acquisition expenses.

         The Company will adjust the historical carrying value of the acquired assets and liabilities of LTI and JRI to fair market value as discussed below. The allocation amounts and classifications are estimates, based on the current operations of LTI and JRI and the recorded book values of assets and liabilities at December 31, 1998. The actual allocations may vary based on the carrying value of the acquired assets and liabilities at the respective closing dates. Working capital and property and equipment accounts of LTI and JRI are recorded at book value, and represent an increase in amounts allocated to the accounts shown below of approximately $600,000 and $400,000, respectively. The approximate allocation of purchase price to capitalized product development costs and intangible assets (including amounts previously capitalized by LTI and JRI) is as follows:

                                                      ESTIMATED VALUE
                                           --------------------------------------    ESTIMATED
                                              LTI           JRI         TOTALS         LIFE
                                           ----------   -----------   -----------    ---------
Capitalized product development
     Developed software products.........  $  200,000   $   200,000   $   400,000     2 years
     Proprietary databases...............   1,100,000     1,300,000     2,400,000     5 years
Customer base............................   8,100,000     8,800,000    16,900,000    10 years
Other intangible assets..................     400,000       400,000       800,000     2 years
                                           ----------   -----------   -----------
          Total..........................  $9,800,000   $10,700,000   $20,500,000
                                           ==========   ===========   ===========

         Capitalized product development includes those developed software products and proprietary databases which are expected to produce revenues currently, until their conversion by the Company into products with a format consistent with the Company's products. This effort is expected to take up to 2 years. The underlying proprietary databases are expected to continue in use beyond the conversion period.

                         REALTY INFORMATION GROUP, INC.

                          NOTES TO UNAUDITED PRO FORMA
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. PRO FORMA ADJUSTMENTS

         The pro forma adjustments reflect the consolidation of the Company and its subsidiaries, LTI and JRI. The adjustments are as follows:

         Pro forma condensed consolidated statement of operations:

          (a) Estimated charges for amortization of the assets noted above, amounting to $680,000 to cost of sales for product amortization and $2,090,000 to operating expenses for the year ended December 31, 1998.

          (b) Interest expense on borrowings of the subsidiaries of $448,622 is eliminated as a result of the repayment of all current and long term debt. Interest income of $250,000 is eliminated as a result of the cash used to purchase LTI and JRI from the initial public offering proceeds on July 1, 1997.

          (c) Tax benefits of JRI are eliminated due to ongoing operating losses of the Company.

         Pro forma condensed combined balance sheet:

          (d) - Cash and cash equivalents. Reduction of cash for a total of $10,071,409 comprised of amounts paid in cash for LTI and JRI totalling $9,784,000, expenses of $135,780 and repayment of JRI debt totalling $151,629;

              - Prepaid expenses and other current assets.  Deferred tax assets totalling $173,800 are eliminated;

              - Capitalized product development costs, net.  Allocation of
                $2,800,000 of capitalized product development, less amounts recorded on LTI and JRI of $157,867 and $59,484;

              - Other assets, net.  Allocation of $17,700,000 for customer base and other intangible assets of LTI and JRI, less amounts recorded on LTI of $117,615.

              - Accrued fees and interest and short and long term debt.  Accrued fees and interest, advances from stockholders, and current portion of long term debt of LTI are repaid by the former shareholders of LTI from the consideration of the acquisition. Line of credit, current portion of long term debt and long term debt of JRI are repaid by the Company at closing.

              - Stockholders' equity.  The deficits of LTI and JRI, totalling
                $3,118,582 and $168,240, respectively, are eliminated for a total increase in stockholders' equity of $3,286,822. The stock portion of the consideration totalling $9,509,415 for both LTI and JRI is recorded.


4. PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING

         Pro forma weighted average shares include 1,014,702 shares assumed outstanding for the full year in connection with the LTI and JRI acquisitions and 543,333 weighted average shares which reflects the assumed effect of using cash raised in the initial public offering to acquire these entities on January 1, 1998. Stock options and warrants outstanding have been excluded from the calculation because their effect is anti-dilutive.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Realty Information Group, Inc.

We have audited the accompanying consolidated balance sheets of Realty Information Group. Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realty Information Group, Inc. at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Washington, D.C.
February 12, 1999

                         REALTY INFORMATION GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1996          1997          1998
                                                     -----------   -----------   -----------
Revenues...........................................  $ 4,335,966   $ 7,899,940   $13,900,165
Cost of revenues...................................    2,188,136     3,412,593     4,561,619
                                                     -----------   -----------   -----------
Gross margin.......................................    2,147,830     4,487,347     9,338,546
Operating expenses:
Selling and marketing..............................    2,711,823     4,373,914     7,240,442
Software development...............................      254,177       395,077       704,194
General and administrative.........................    1,863,236     3,017,439     4,919,976
                                                     -----------   -----------   -----------
                                                       4,829,236     7,786,430    12,864,612
                                                     -----------   -----------   -----------
Loss from operations...............................   (2,681,406)   (3,299,083)   (3,526,066)
Other income (expense):
Interest expense...................................       (2,323)      (26,421)     (119,716)
Interest income....................................       29,642        48,743       460,369
Other income.......................................       21,858        11,215            --
                                                     -----------   -----------   -----------
Loss before income taxes...........................   (2,632,229)   (3,265,546)   (3,185,413)
Provision for income taxes.........................           --            --            --
                                                     -----------   -----------   -----------
Net loss...........................................  $(2,632,229)  $(3,265,546)  $(3,185,413)
                                                     ===========   ===========   ===========
Net loss per share -- basic and diluted............  $     (0.60)  $     (0.57)  $     (0.44)
                                                     ===========   ===========   ===========
Weighted average common shares.....................    4,387,590     5,722,432     7,213,037
                                                     ===========   ===========   ===========

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,068,835   $ 19,666,887
  Accounts receivable, less allowance for doubtful accounts
     of $151,000 and $326,000 as of December 31, 1997 and
     1998...................................................     1,021,345      1,245,579
  Prepaid expenses and other current assets.................        26,601        325,629
                                                              ------------   ------------
Total current assets........................................     2,116,781     21,238,095
Property and equipment:
  Leasehold improvements....................................       111,623        125,895
  Furniture and equipment...................................       623,417      1,031,332
  Computer hardware and software............................     1,366,687      2,228,166
                                                              ------------   ------------
                                                                 2,101,727      3,385,393
Accumulated depreciation....................................      (799,763)    (1,228,465)
                                                              ------------   ------------
                                                                 1,301,964      2,156,928
Capitalized product development costs, net of accumulated
  amortization of $514,000 and $990,000 as of December 31,
  1997 and 1998.............................................     1,261,974      1,856,873
Other assets................................................     1,796,356      2,097,656
Deposits....................................................       104,510        192,060
                                                              ------------   ------------
Total assets................................................  $  6,581,585   $ 27,541,612
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    355,416   $    800,941
  Accrued wages and commissions.............................       368,667      1,077,952
  Accrued expenses..........................................       387,428        812,250
  Deferred revenue..........................................       902,575      1,647,165
  Line of credit............................................     1,000,000             --
  Subordinated debt to stockholder..........................       650,000             --
                                                              ------------   ------------
Total current liabilities...................................     3,664,086      4,338,308
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none outstanding...........................            --             --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 5,754,017 and 8,771,027 issued and
     outstanding as of December 31, 1997 and 1998...........        57,540         87,710
  Additional paid-in capital................................    14,286,297     37,727,345
  Retained earnings (deficit)...............................   (11,426,338)   (14,611,751)
                                                              ------------   ------------
Total stockholders' equity..................................     2,917,499     23,203,304
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $  6,581,585   $ 27,541,612
                                                              ============   ============

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK       ADDITIONAL      RETAINED         TOTAL
                                  -------------------     PAID-IN       EARNINGS     STOCKHOLDERS'
                                   SHARES     AMOUNT      CAPITAL      (DEFICIT)        EQUITY
                                  ---------   -------   -----------   ------------   -------------
Balance at December 31, 1995....  4,031,657   $40,317   $ 7,814,987   $ (5,528,563)   $ 2,326,741
  Stock issued for
     acquisition................    347,361     3,473     1,196,527                     1,200,000
  Exercise of stock options for
     note receivable............     30,300       303       (45,974)                      (45,671)
  Shares issued.................  1,235,201    12,352     4,808,454                     4,820,806
  Net loss......................         --        --            --     (2,632,229)    (2,632,229)
                                  ---------   -------   -----------   ------------    -----------
Balance at December 31, 1996....  5,644,519    56,445    13,773,994     (8,160,792)     5,669,647
  Stock issued for
     acquisition................     44,571       446       205,494                       205,940
  Stock issued for
     compensation...............     64,927       649       299,351             --        300,000
  Reduction of note receivable
     from stockholder...........         --        --         7,458             --          7,458
  Net loss......................         --        --            --     (3,265,546)    (3,265,546)
                                  ---------   -------   -----------   ------------    -----------
Balance at December 31, 1997....  5,754,017    57,540    14,286,297    (11,426,338)     2,917,499
  Exercise of stock options.....     48,480       485        79,515             --         80,000
  Stock issued for initial
     public offering............  2,875,000    28,750    22,708,689             --     22,737,439
  Stock issued for
     acquisition................     93,530       935       584,398             --        585,333
  Warrants......................         --        --        50,000             --         50,000
  Reduction of note receivable
     from stockholder...........         --        --        18,446             --         18,446
  Net loss......................         --        --            --     (3,185,413)    (3,185,413)
                                  ---------   -------   -----------   ------------    -----------
Balance at December 31, 1998....  8,771,027   $87,710   $37,727,345   $(14,611,751)   $23,203,304
                                  =========   =======   ===========   ============    ===========

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1996          1997          1998
                                                     -----------   -----------   -----------
Operating activities:
Net loss...........................................  $(2,632,229)  $(3,265,546)  $(3,185,413)
Adjustments to reconcile net loss to net cash
  provided by (used in) in operating activities:
  Depreciation.....................................      212,030       353,333       428,702
  Amortization.....................................      266,986       487,144       705,806
  Provision for losses on accounts receivable......       30,000        61,343       174,720
  Non cash compensation charges....................           --       157,459        68,446
Changes in operating assets and liabilities:
  Accounts receivable..............................     (470,117)     (217,153)     (398,955)
  Prepaid expenses and other current assets........      (22,942)       29,838      (323,405)
  Deposits.........................................      (33,152)       (6,691)      (87,550)
  Accounts payable and accrued expenses............      667,649       230,530     1,579,633
  Deferred revenue.................................      157,410       (66,668)      744,590
                                                     -----------   -----------   -----------
  Net cash used in operating activities............   (1,824,365)   (2,236,411)     (293,426)
Investing activities:
Purchases of property and equipment, net...........     (631,385)     (522,592)   (1,283,666)
Capitalization of product development costs........     (347,065)     (600,670)     (985,262)
Acquisitions, net of acquired cash.................       25,924      (547,859)       (7,033)
                                                     -----------   -----------   -----------
  Net cash used in investing activities............     (952,526)   (1,671,121)   (2,275,961)
Financing activities:
Net proceeds from capital contributions............    4,775,135            --            --
Proceeds from (payment of) line of credit..........           --     1,000,000    (1,000,000)
Proceeds from (payment of) subordinated debt to
  stockholder......................................           --       650,000      (650,000)
Net proceeds from initial public offering..........           --            --    22,737,439
Net proceeds from exercise of stock options........           --            --        80,000
                                                     -----------   -----------   -----------
  Net cash provided by financing activities........    4,775,135     1,650,000    21,167,439
Net increase (decrease) in cash and cash
  equivalents......................................    1,998,244    (2,257,532)   18,598,052
Cash and cash equivalents at beginning of year.....    1,328,123     3,326,367     1,068,835
                                                     -----------   -----------   -----------
Cash and cash equivalents at end of year...........  $ 3,326,367   $ 1,068,835   $19,666,887
                                                     ===========   ===========   ===========

See accompanying notes.

                         REALTY INFORMATION GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Realty Information Group, Inc. (the "Company") has created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information is distributed to its clients under license agreements, which are typically one to three years in duration.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

         Realty Information Group, Inc. ("the Company") is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. ("RIGLP") and OLD RIG, Inc. ("RIGINC"). RIGLP is an operating entity, while RIGINC is a shell holding entity. In connection with the Company's Initial Public Offering on July 1, 1998 ("the Offering"), RIGLP and RIGINC merged with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result of the reorganization of these entities, the Company owns (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP.

         The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger, each shareholder of the Company maintains their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC have been recorded at the historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. a wholly owned subsidiary of the Company.

         Additionally, the consolidated financial statements of the Company include the accounts of New Market Systems, Inc. ("NMS") acquired on March 1, 1997 (Note 3) and C Data Services, Inc. ("CDS") acquired on August 14, 1998 (Note 3). CDS was merged into Costar Realty Information, Inc. on January 1, 1999.


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


  Revenue Recognition

         Revenue from the sale of licenses for information is recognized on a straight-line basis over the term of the license, which is typically from one to three years.

                         REALTY INFORMATION GROUP, INC.

  Cash and Cash Equivalents

         The Company's cash and cash equivalents include highly liquid instruments purchased with an original maturity of less than three months. The cash is held in several large financial institutions. At December 31, 1998, cash of $100,000 and $500,000 was held in escrow accounts under the conditions of a certain data licensing agreement and the LeaseTrend, Inc. acquisition agreement (Note 12), respectively. Both amounts were paid out of escrow subsequent to December 31, 1998.


  Property and Equipment

         Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.


  Capitalized Product Development Costs

         Initial costs to develop and produce the Company's database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the product are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization is approximately $181,000, $287,000 and $476,000 of expense related to the capitalized product development costs for the years ended December 31, 1996, 1997 and 1998, respectively.


  Intangible Assets

         The value assigned to the customer base acquired through the purchase of CDS, NMS and Chicago Resource, Inc., and goodwill, resulting from the purchase of Space Datagraphics Systems, Inc., in December 1994, are being amortized on a straight-line basis over ten years. The Company continuously evaluates and adjusts, if necessary, the net realizable value of these assets.


  Income Taxes

         Through June 30, 1998, the Company operated as a partnership for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the partners on their individual income tax returns. Accordingly, no provision for income tax was recorded in the financial statements. Upon the effectiveness of the Registration Statement on Form S-1 in connection with the Company's initial public offering, the partnership became part of the Company and its taxable income (loss) flowed through to the Company. Had the Company operated as a C-Corporation for the years ended December 31, 1996, 1997 and 1998, there would be no income taxes recorded as a result of the losses for the periods. NMS and CDS are corporations, which provide for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. As of December 31, 1998, the Company, including NMS and CDS had net loss carryforwards totaling approximately $2,200,000. A valuation allowance has been established against the related net deferred tax assets in their entirety.

                         REALTY INFORMATION GROUP, INC.

  Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's financial statements after 1995. SFAS No. 123 allows companies to account for stock-based compensation under the provisions of either SFAS No. 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure as if the measurement provision of SFAS No. 123 had been adopted. The Company applies these principles and accounts for its unit-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 does not impact the financial position or results of operations of the Company.


  Advertising Costs

         Advertising costs are expensed as incurred. Such costs included in selling and marketing expense totaled approximately $203,700, $398,000, and $904,600 for the years ended December 31, 1996, 1997, and 1998, respectively.


  Concentration of Credit Risk

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The credit risk in accounts receivable is mitigated by the large and widespread customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their net realizable value.


  Recent Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted for the year ended December 31, 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statements of Stockholders' Equity. For all periods presented, the Company had no items of comprehensive income and, accordingly, the Statement has no effect on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for the year ended December 31, 1998. SFAS 131 changes the way public companies report segment information in annual financial statements and also require those companies to report selected segment information in interim financial reports to stockholders. The adoption of SFAS 131 did not have any impact on the Company's financial statements as the Company has determined that it has only one reportable segment.

         In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The implementation of SOP 97-2 is not expected to have a material effect on the financial statements of the Company. As of January 1, 1998 the Company adopted AICPA SOP 97-2, Software Revenue Recognition, which was effective for transactions that the Company

                         REALTY INFORMATION GROUP, INC.

entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material in the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers for one year the implementation of certain provision of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 for the Company and amends the method of revenue recognition in some circumstances. The Company does not anticipate the adoption of this SOP will have a significant effect on its results of operations or financial position.


  Loss Per Share

         Loss per share information is presented as if the Company had operated as a C-Corporation for all periods presented. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.


3. ACQUISITIONS

         On April 1, 1996, the Company expanded to the Chicago area by purchasing substantially all of the assets and liabilities of Chicago ReSource, Inc. ("CRI"), through the issuance of 347,361 shares of Common Stock valued at $1,200,000. On March 1, 1997 the Company expanded to the San Francisco area through a purchase of 99.3% of the outstanding shares of New Market Systems, Inc. ("NMS"), a California corporation, through the exchange of 44,571 shares of Common Stock valued at $206,000 and payment of $550,000 in cash. On August 14, 1998, the Company expanded to the Houston area by purchasing the stock of C Data Services, Inc. ("CDS") through the exchange of 93,530 shares of unregistered Common Stock and approximately $9,000 in cash. The accompanying statements of operations reflect the operating results of CRI, NMS and CDS since the effective date of the acquisition. Except for cash acquired, these transactions have been excluded from the statements of cash flows and have been accounted for using purchase accounting.

         The pro forma unaudited results of operations for the years ended December 31, 1997 and 1998, assuming the purchase of NMS and CDS had been consummated as of January 1 of each year, respectively, are as follows:

                                                          1997           1998
                                                       -----------    -----------
Revenues.............................................  $ 7,960,000    $13,972,000
                                                       ===========    ===========
Net loss.............................................  $(3,386,000)   $(3,248,000)
                                                       ===========    ===========
Net loss per share...................................  $     (0.58)   $     (0.45)
                                                       ===========    ===========

                         REALTY INFORMATION GROUP, INC.

4. OTHER ASSETS

         Other assets consists of intangible assets as follows:

                                                          1997            1998
                                                       ----------      ----------
Acquired contracts...................................  $2,041,289      $2,545,717
Accumulated amortization.............................     301,912         498,406
                                                       ----------      ----------
                                                        1,739,377       2,047,311
                                                       ----------      ----------
Goodwill.............................................      79,979          79,979
Accumulated amortization.............................      23,000          29,634
                                                       ----------      ----------
                                                           56,979          50,345
                                                       ----------      ----------
                                                       $1,796,356      $2,097,656
                                                       ==========      ==========

5. LINE OF CREDIT

         In October 1997, the Company entered into a line of credit agreement with Silicon Valley East (a Division of Silicon Valley Bank), and renewed the line in October 1998. The new line provides for a total of $5,000,000 in borrowing bearing an interest rate at the bank's prime rate plus 1%, and has a one-year term. Borrowings of up to 50% of the cash portion of acquisitions may be converted to long term borrowings with terms of 30 months. The assets of the Company and its subsidiaries secure borrowings under the line. The Company is in compliance at December 31, 1998, with the terms of the line of credit agreement, which includes covenants requiring minimum working capital and equity amounts. At December 31, 1998, no borrowings were outstanding under the line. Interest paid in 1997 and 1998 totaled $17,760 and $63,263, respectively.


6. RELATED PARTY TRANSACTIONS

         During 1997, the general partner of RIGLP obtained a commitment from a partner for an additional $1,000,000 of subordinated, unsecured credit, bearing interest at a rate equal to that of the line of credit. In connection with the commitment, the individual contributing partner has received warrants for the purchase of 45,450 shares of Common Stock. The warrants have a two-year term beyond the Company's initial public offering and provide for the purchase of an equivalent number of shares at a price of 10% less than the price of the stock sold in the initial public offering. At December 31, 1998, no borrowings were outstanding under the commitment. Interest paid in 1997 and 1998 totaled $8,055 and $28,235, respectively.

         Commencing in May 1995 the Company agreed to pay an investor $10,000 per month and the Chairman of the Company $6,667 per month for consulting services. During 1996, 1997 and 1998, the Company incurred fees of approximately $200,000, $200,000 and $82,912, respectively, related to such consulting services. These agreements were terminated in connection with the Company's initial public offering.


7. INCOME TAXES

         The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred

                         REALTY INFORMATION GROUP, INC.

taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Through June 30, 1998 the Company operated as a partnership for federal income tax purposes. The Company paid no income taxes in 1997 or 1998.

                                                                  DECEMBER 31,
                                                                      1998
                                                                  ------------
    Deferred tax assets:
         Reserve for bad debts..................................   $  125,000
         Accrued compensation...................................      414,000
         Net operating losses...................................      927,000
         Other liabilities......................................       51,000
                                                                   ----------
              Total deferred tax assets.........................    1,517,000
                                                                   ----------
    Deferred tax liabilities:
         Depreciation...........................................     (299,000)
         Product development costs..............................     (260,000)
                                                                   ----------
              Total deferred tax liabilities....................     (559,000)
                                                                   ----------
         Net deferred tax asset.................................      958,000
         Valuation allowance....................................     (958,000)
                                                                   ----------
    Net deferred tax assets.....................................   $       --
                                                                   ==========

         The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                  DECEMBER 31,
                                                                      1998
                                                                  ------------
    Expected federal income tax provision (benefit) at 34%......  $ (1,083,000)
    State income taxes, net of federal benefit..................      (147,000)
    Change in valuation allowance...............................       958,000
    Expenses not deductible for tax purposes....................       277,000
    Other.......................................................        (5,000)
                                                                  ------------
                                                                  $         --
                                                                  ============

8. COMMITMENTS

         The Company leases office space and equipment under operating lease agreements that expire at various dates through the year 2003. Lease agreements provide for various renewal terms and reimbursement of taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises or property.

                         REALTY INFORMATION GROUP, INC.

         At December 31, 1998, future minimum lease payments under operating leases are as follows:

1999........................................................  $  830,302
2000........................................................     546,964
2001........................................................     180,906
2002........................................................     124,541
2003 and thereafter.........................................      52,285
                                                              ----------
                                                              $1,734,998
                                                              ==========

         Rent expense was approximately $525,000, $766,000 and $1,031,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

9. SALES OF COMMON STOCK

         On December 3, 1996, the Company completed a private placement (the "Private Placement") in which the Company raised approximately $5.0 million through the sale of 1,235,000 shares of Common Stock. The proceeds of the transaction were used to fund Company's working capital needs and the NMS acquisitions.

         In May 1997, the Company issued 65,000 shares of common stock valued at $300,000 to provide compensation to an officer, $150,000 of which had been accrued at December 31, 1996.

         On July 1, 1998, the Company completed an Initial Public Offering of 2,500,000 shares of common stock for $9.00 per share, and on August 9, 1998, the Company's underwriter exercised its over-allotment option to purchase an additional 375,000 shares of common stock (together, the "Offering"). Total proceeds of the Offering including shares issued pursuant to the over-allotment option were $22,737,000, after deducting underwriting discounts and commissions of $1,811,000 and offering expenses of $1,326,000. The Company repaid the amount owed on its line of credit and subordinated debt to stockholder, for a total $1,650,000, out of the proceeds of the Offering.

10. NET LOSS PER SHARE

         The following tables sets forth the computation of basic and diluted net loss per share:

                                                         YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                    1996           1997           1998
                                                 -----------    -----------    -----------
    Numerator:
         Net loss..............................  $(2,632,229)   $(3,265,546)   $(3,185,413)
                                                 ===========    ===========    ===========
    Denominator:
         Denominator for basic earnings per
           share -- weighted-average shares....    4,387,590      5,722,432      7,213,037
    Effect of dilutive securities:
         Dilutive potential common shares......           --             --             --
                                                 -----------    -----------    -----------
         Denominator for diluted earnings per
           share -- adjusted weighted-average
           shares..............................    4,387,590      5,722,432      7,213,037
                                                 ===========    ===========    ===========
         Basic and diluted net loss per
           share...............................  $     (0.60)   $     (0.57)   $     (0.44)
                                                 ===========    ===========    ===========

                         REALTY INFORMATION GROUP, INC.

         The weighted average number of shares does not include stock options and warrants outstanding of 343,844, 398,384 and 922,944 as of December 1996, 1997 and 1998, respectively, as their effect would be anti-dilutive for the periods presented.


11. EMPLOYEE BENEFIT PLANS

  Option Plan

         In March 1996 the Company adopted the 1996 Option and Purchase Plan (the "1996 Plan"), under which 606,000 shares of Common Stock were reserved for issuance upon the exercise of options granted to officers, executive personnel, directors and key employees. Certain options previously granted were included in the 1996 Plan. The Board of Directors of the Company administers the option plan. Options are granted at prices, which the Board of believes approximate the fair market value of its shares of Common Stock. Individual grants become exercisable over a period of three years from the date of grant. The contractual term of the options range from three to ten years from the date of grant.

         In June 1998 the Company's Board of Directors adopted the Stock Option Plan (the "1998 Plan") prior to consummation of the Offering. The 1998 Plan provides for the grant of stock options to officers and employees of the Company or its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for a stock option may not be less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1998 Plan may not be transferred other than by will or by the laws of descent and distribution. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 1,450,000 shares of Common Stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008.

                         REALTY INFORMATION GROUP, INC.

         Option activity was as follows:

                                                                                         WEIGHTED-
                                                    NUMBER OF          PRICE PER          AVERAGE
                                                      SHARES             SHARE         EXERCISE PRICE
                                                 ----------------   ---------------   ----------------
Outstanding at December 31, 1995...............      246,884                               $2.87
  Granted......................................      127,260                $3.45          $3.45
  Exercised....................................      (30,300)               $1.65          $1.65
  Canceled or expired..........................           --
                                                     -------
Outstanding at December 31, 1996...............      343,844                               $3.19
  Granted......................................       69,690         $4.07-$ 4.62          $4.38
  Exercised....................................           --
  Canceled or expired..........................      (15,150)               $3.45          $3.45
                                                     -------
Outstanding at December 31, 1997...............      398,384                               $3.39
  Granted......................................      540,900         $5.63-$13.75          $8.70
  Exercised....................................      (48,480)               $1.65          $1.65
  Canceled or expired..........................      (13,310)               $9.00          $9.00
                                                     -------
Outstanding at December 31, 1998...............      877,494                               $6.77
                                                     =======
Exercisable at December 31, 1998...............      425,944
                                                     =======
Exercisable at December 31, 1997...............      249,299
                                                     =======
Exercisable at December 31, 1996...............      174,952
                                                     =======

         During 1996 the Company adopted the disclosure provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense related to the Plan been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS No. 123, Company's pro forma net loss and net loss per share would have been $2,690,009, $3,337,420 and $3,912,472, and $0.61, $0.58 and $0.54 as of
December 31, 1996, 1997 and 1998, respectively. Such pro forma results are not representative of the effects on operations for future years.

         The fair value of the options granted during 1996 are estimated on the date of grant using the minimum value option-pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 6.00%, and expected life of four years. The fair value of the options granted during 1997 are estimated on the date of grant using the minimum value option-pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 6.00%, expected life of five years. The fair value of the options granted during 1998 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 94%; dividend yield 0%, risk-free interest rate of 5.7%, and expected life of five years.

                         REALTY INFORMATION GROUP, INC.

         The following table summarizes information regarding options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------   --------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING         WEIGHTED-                    WEIGHTED-
                             NUMBER OF  CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
      EXERCISE PRICE          SHARES       (IN YEARS)      EXERCISE PRICE    SHARES     EXERCISE PRICE
      --------------         ---------  ----------------   --------------   ---------   --------------
$ 3.45 - $ 4.62............    349,904        4.9              $ 3.61        303,444        $3.52
$ 5.63 - $ 7.44............     16,000        9.7                6.46             --           --
$ 8.13 - $ 9.00............    508,090        9.6                8.91        122,500         8.92
$10.06 - $13.75............      3,500        9.8               12.17             --           --
                             ---------                                      --------
                               877,494        7.7              $ 6.77        425,944        $5.07
                             =========                                      ========

  Employee 401(k) Plan

         Effective January 1, 1997, the Company established a 401(k) Plan (the "401(k)") to provide retirement benefits for eligible employees. The 401(k) provides for tax deferred contributions of between l% and 15% of employees' salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matches 25% (50% after January 1, 1999) of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions were $27,808 and $39,354 in 1997 and 1998, respectively.

12. SUBSEQUENT EVENTS

         On January 8, 1999, the Company acquired all of the common stock of LeaseTrend, Inc., a Cincinnati based provider of commercial real estate information, for $4,500,000 in cash and 566,671 shares of the Company's Common Stock. The purchase has been accounted for using purchase accounting and has been valued at $9,200,000 for accounting purposes. The purchase price was allocated primarily to capitalized product development costs and intangibles and is being amortized over 2 - 10 years.

         On January 22, 1999, the Company acquired all of the common stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 448,031 shares of the Company's Common Stock. The purchase has been accounted for using purchase accounting and has been valued at $10,300,000 for accounting purposes. The purchase price was allocated primarily to capitalized product development costs and intangibles and is being amortized over 2 - 10 years. Such purchase price is subject to adjustment based on the final audit of the net worth.

         The pro forma unaudited results of operations for the year ended December 31, 1998 assuming the purchase of LeaseTrend and Jamison had been consummated as of January 1, 1998 and as

                         REALTY INFORMATION GROUP, INC.

adjusted for the amortization of intangibles and the elimination of interest charges, would be as follows:

                                                1998
                                             -----------
Revenues...................................  $21,923,061
                                             ===========
Net loss...................................  $(6,656,174)
                                             ===========
Net loss per share.........................  $     (0.76)
                                             ===========

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Realty Information Group, Inc.

We have audited the accompanying balance sheets of LeaseTrend, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LeaseTrend, Inc., at December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Washington, DC
February 5, 1999

                                LEASETREND, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Revenues....................................................  $2,548,576    $3,444,969
Costs of revenues...........................................     908,258     1,310,994
                                                              ----------    ----------
Gross margin................................................   1,640,318     2,133,975
Selling, general and administrative expenses................   1,749,372     2,432,767
                                                              ----------    ----------
Loss from operations........................................    (109,054)     (298,792)
Other income (expense):
  Interest expense..........................................    (369,794)     (435,385)
  Other income..............................................       1,303         1,696
                                                              ----------    ----------
Net loss....................................................  $ (477,545)   $ (732,481)
                                                              ==========    ==========
Net loss per share -- basic and diluted.....................  $  (562.68)   $  (863.06)
                                                              ==========    ==========
Weighted average common shares..............................       848.7         848.7
                                                              ==========    ==========

See accompanying notes.

                                LEASETREND, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                     ASSETS
Current assets:
Cash........................................................  $        --    $    18,266
Accounts receivable, less allowance for doubtful accounts of
  $23,100 and $16,900 as of December 31, 1997 and 1998,
  respectively..............................................       20,914         12,316
Prepaid expenses and other current assets...................        7,681          6,786
                                                              -----------    -----------
  Total current assets......................................       28,595         37,368
Property and equipment:
  Furniture and equipment...................................      121,046        152,499
  Computer hardware and software............................      175,500        234,369
                                                              -----------    -----------
                                                                  296,546        386,868
Accumulated depreciation....................................     (172,826)      (243,901)
                                                              -----------    -----------
                                                                  123,720        142,967
Capitalized product development cost, net of accumulated
  amortization of $141,230 and $207,960 as of December 31,
  1997 and 1998, respectively...............................      177,137        157,867
Goodwill, net of accumulated amortization of $26,730 and
  $42,768 as of December 31, 1997 and 1998, respectively....      133,653        117,615
Deposits and other assets...................................        1,680          2,805
                                                              -----------    -----------
  Total assets..............................................  $   464,785    $   458,622
                                                              ===========    ===========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft..............................................  $     4,786    $        --
Accounts payable and accrued expenses.......................      259,028        291,958
Deferred revenue............................................      297,635        560,463
Accrued consulting fees -- related parties..................      215,007        295,011
Accrued interest -- related parties.........................      616,241        934,850
Notes payable, in default -- related parties................    1,336,766      1,428,521
Note payable................................................      121,423         66,401
                                                              -----------    -----------
  Total current liabilities.................................    2,850,886      3,577,204
Stockholders' deficit:
Common stock, no par value; 1,500 shares authorized; 848.7
  issued and outstanding as of December 31, 1997 and 1998...           --             --
Paid-in capital.............................................      581,862        581,862
Accumulated deficit.........................................   (2,967,963)    (3,700,444)
                                                              -----------    -----------
  Total stockholders' deficit...............................   (2,386,101)    (3,118,582)
                                                              -----------    -----------
  Total liabilities and stockholders' deficit...............  $   464,785    $   458,622
                                                              ===========    ===========

See accompanying notes.

                                LEASETREND, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                         COMMON                                   TOTAL
                                         STOCK     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                         SHARES    CAPITAL       DEFICIT         DEFICIT
                                         ------    --------    -----------    -------------
Balance at December 31, 1996...........   848.7    $581,862    $(2,490,418)    $(1,908,556)
Net loss...............................      --          --       (477,545)       (477,545)
                                         ------    --------    -----------     -----------
Balance at December 31, 1997...........   848.7     581,862     (2,967,963)     (2,386,101)
Net loss...............................      --          --       (732,481)       (732,481)
                                         ------    --------    -----------     -----------
Balance at December 31, 1998...........   848.7    $581,862    $(3,700,444)    $(3,118,582)
                                         ======    ========    ===========     ===========

See accompanying notes.

                                LEASETREND, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Operating activities:
Net loss....................................................  $(477,545)    $(732,481)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................     60,940        71,075
  Amortization..............................................     73,331        82,767
  Provision for losses on accounts receivable...............     16,084        (6,224)
  Amortization of debt discount.............................     91,756        91,756
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (11,640)       14,822
  Prepaid expenses and other current assets.................      1,629           895
  Other assets..............................................       (121)       (1,125)
  Bank overdraft............................................      4,786        (4,786)
  Accounts payable and accrued expenses.....................     50,138        32,931
  Accrued consulting fees -- related parties................     80,004        80,004
  Accrued interest -- related parties.......................    257,163       318,609
  Deferred revenue..........................................     (4,635)      262,828
                                                              ---------     ---------
     Net cash provided by operating activities..............    141,890       211,071
Investing activities:
Purchase of property and equipment..........................    (78,387)      (90,323)
Capitalized product development cost........................    (55,090)      (47,460)
                                                              ---------     ---------
     Net cash used in investing activities..................   (133,477)     (137,783)
Financing activities:
Payments on note payable....................................    (13,037)      (55,022)
                                                              ---------     ---------
     Net cash used in financing activities..................    (13,037)      (55,022)
                                                              ---------     ---------
Net increase (decrease) in cash.............................     (4,624)       18,266
Cash at beginning of year...................................      4,624            --
                                                              ---------     ---------
Cash at end of year.........................................  $      --     $  18,266
                                                              =========     =========

See accompanying notes.

                                LEASETREND, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1998

1. ORGANIZATION

         LEASETREND, INC. (the "Company"), incorporated in the state of Ohio on August 17, 1988, develops and maintains a proprietary database of comprehensive office, industrial and retail real estate information in eighteen metropolitan areas primarily in the Midwestern United States and Florida. In addition, the Company has developed multimedia software products that allow clients to access the database. The database and software products are distributed to its clients under license agreements which are typically one year in duration.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


REVENUE RECOGNITION

         The Company recognizes revenue from the sale of licenses to the proprietary software and database on a straight-line basis over the term of the license agreement which is typically one year or less.

PROPERTY AND EQUIPMENT


         Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.


CAPITALIZED PRODUCT DEVELOPMENT COSTS

         Initial costs to develop and produce proprietary software and database products, including direct labor, contractors, and applicable overhead are capitalized from the time technological feasibility is determined until product release. Prior to technological feasibility, such costs are expensed as incurred. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated future gross revenues for a product, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years, after product release.


GOODWILL

         The excess of the $150,000 purchase price over the fair value of net assets acquired resulting from a purchase in 1996 is being amortized on a straight-line basis over ten years. The Company continuously evaluates and adjusts, if necessary, the net realizable value of these assets. (See Note 4).


CONCENTRATION OF CREDIT RISK

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such

                               LEASETREND, INC.

losses have been within management's expectations. The credit risk in accounts receivable is mitigated by the large customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their fair value.


INCOME TAXES

         The Company is an S corporation for federal income tax purposes under which income, losses, deductions and credits are allocated to and reported by the shareholders on their individual income tax returns. Accordingly, no provision for income tax has been recorded in the financial statements.


LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements. The effect of the options outstanding are not included as their effect would be anti-dilutive for all the periods presented.


ADVERTISING COSTS

         Advertising costs are expensed as incurred. Such costs included in selling and marketing expense totaled approximately $21,200 and $48,900 for the years ended December 31, 1997 and 1998, respectively.


RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted for the year ended December 31, 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statements of Stockholders' Deficit. For all periods presented, the Company had no items of comprehensive income and, accordingly, the Statement has no effect on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for the year ended December 31, 1998. SFAS 131 changes the way public companies report segment information in annual financial statements and also require those companies to report selected segment information in interim financial reports to stockholders. The adoption of SFAS 131 did not have any impact on the Company's financial statements as the Company has determined that it has only one reportable segment.

         In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The implementation of SOP 97-2 is not expected to have a material effect on the financial statements of the Company. As of January 1, 1998 the Company adopted AICPA SOP 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material in the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers

                                LEASETREND, INC.

for one year the implementation of certain provision of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 for the Company and amends the method of revenue recognition in some circumstances. The Company does not anticipate the adoption of this SOP will have a significant effect on its results of operations or financial position.


3. COMMITMENTS

         The Company leases office space in various locations under non-cancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of common area expenses including maintenance, real estate taxes and other expenses. Rent expense for the years ended December 31, 1997 and 1998 was $94,716 and $109,914, respectively. As of December 31, 1998, payments due under non-cancelable operating leases are as follows:

1999........................................................  $ 98,400
2000........................................................    98,400
2001........................................................    98,400
2002........................................................    98,400
2003 and thereafter.........................................    20,500
                                                              --------
                                                              $414,100
                                                              ========

4. RELATED PARTY TRANSACTIONS

         At December 31, 1997 and 1998, the Company had notes payable to a venture capital fund (the "Venture Fund") of $1,094,765 and $1,186,521, respectively. The notes bear interest at 15.15% per annum, 17.15% per annum in the event of default as defined in the notes. The notes were in default during 1998 and accrued interest at 17.15%. The notes called for payments of principal and interest beginning in 1997 through December 1999. During 1997 and 1998, no such payments of principal or interest were made. As part of this transaction, the Company entered into a consulting agreement with an affiliate of the Venture Fund that called for the Company to pay a quarterly fee for consulting services which has been accrued since the beginning of the agreement. All notes and accrued consulting fees were paid January 8, 1999. (Note 5)

         At the time of the Venture Fund financing, the stockholders of the Company personally entered into an option agreement with the Venture Fund whereby they agreed to grant an option to the Venture Fund to purchase an aggregate of 300.27 shares of their personal shares in the Company at $1.00 per share, for total of $290,000 paid to the stockholders. Seventy-two thousand dollars of this amount was then loaned by the shareholders back to the Company. The Company recorded a discount to the debt financing of approximately $459,000 (representing the fair value allocated to the options) to be amortized as interest expense over the term of the debt, with a corresponding entry to additional paid-in capital.

         The Company had notes payable to stockholders totaling $242,000 as of December 31, 1997 and 1998. The notes are subordinated in right of payment to the Venture Fund notes and bear interest at prime plus 1.5%, or 9.25% at December 31, 1998.

         The Company had a note payable to a former partner in a joint venture that started the Company's Florida operations. The note arose from the purchase by the Company of the partner's

                                LEASETREND, INC.

50% interest in the venture. The note bears interest at 8%. As of December 31, 1997 and 1998, the unpaid principal balance on this note was $121,423 and $66,401, respectively.


5. SUBSEQUENT EVENTS

         On January 8, 1999, the Company was acquired by Realty Information Group, Inc. in exchange for $4.5 million in cash and 566,671 shares of Realty Information Group, Inc. common stock. All notes payable and related interest of the Company were repaid from the proceeds on January 8, 1999.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Realty Information Group, Inc.

We have audited the accompanying balance sheets of Jamison Research, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamison Research, Inc., at December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Washington, D.C.
February 5, 1999

                             JAMISON RESEARCH, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Revenues....................................................  $3,664,198    $4,577,927
Costs of revenues...........................................   1,378,946     1,658,072
                                                              ----------    ----------
Gross margin................................................   2,285,252     2,919,855
Operating expenses:
Compensation to shareholders................................     570,476     1,190,384
Selling, general and administrative expenses................   1,681,687     1,887,110
                                                              ----------    ----------
                                                               2,252,163     3,077,494
                                                              ----------    ----------
Income (loss) from operations...............................      33,089      (157,639)
Other income (expense):
Interest income.............................................       1,755            --
Other income................................................       5,883         3,974
Interest expenses...........................................     (23,758)      (13,237)
Other expense...............................................     (18,670)           --
                                                              ----------    ----------
Loss before income taxes....................................      (1,701)     (166,902)
Benefit (provision) for income taxes........................      (3,700)       47,700
                                                              ----------    ----------
  Net loss..................................................  $   (5,401)   $ (119,202)
                                                              ==========    ==========
Net loss per share -- basic and diluted.....................  $    (0.60)   $   (13.24)
                                                              ==========    ==========
Weighted average common shares..............................       9,000         9,000
                                                              ==========    ==========

                             JAMISON RESEARCH, INC.
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------    ---------
ASSETS
Current assets:
Cash........................................................  $118,550    $  50,548
Accounts receivable, less allowance for doubtful accounts of
  $9,700 and $4,000 as of December 31, 1997 and 1998,
  respectively..............................................    84,730       32,426
Refundable income taxes.....................................     5,600        2,800
Prepaid expenses and other current assets...................    19,205          100
Deferred tax asset..........................................   126,500      171,000
                                                              --------    ---------
  Total current assets......................................   354,585      256,874
Property and equipment:
Furniture and equipment.....................................   239,889      271,881
Computer hardware and software..............................   265,494      302,063
                                                              --------    ---------
                                                               505,383      573,944
Accumulated depreciation....................................  (280,949)    (372,327)
                                                              --------    ---------
                                                               224,434      201,617
Capitalized product development cost, net of accumulated
  amortization of $61,580 and $91,846 as of December 31,
  1997 and 1998, respectively...............................    89,750       59,484
Deposits....................................................       474          474
                                                              --------    ---------
  Total assets..............................................  $669,243    $ 518,449
                                                              ========    =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses.......................  $217,133    $ 130,319
Accrued income taxes payable................................     3,200           --
Deferred revenue............................................   320,385      404,741
Advances from stockholders..................................   110,672           --
Bank line of credit.........................................        --      114,912
Current portion of long-term debt...........................    29,442       26,114
                                                              --------    ---------
  Total current liabilities.................................   680,832      676,086
Long-term debt, net of current portion......................    37,449       10,603
Stockholders' deficit:
Common stock, $0.10 par value; 500,000 shares authorized;
  9,000 issued and outstanding as of December 31, 1997 and
  1998......................................................       900          900
Retained deficit............................................   (49,938)    (169,140)
                                                              --------    ---------
  Total stockholders' deficit...............................   (49,038)    (168,240)
                                                              --------    ---------
  Total liabilities and stockholders' deficit...............  $669,243    $ 518,449
                                                              ========    =========

See accompanying notes.

                             JAMISON RESEARCH, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                   COMMON STOCK                       TOTAL
                                                 ----------------    RETAINED     STOCKHOLDERS'
                                                 SHARES    AMOUNT     DEFICIT        DEFICIT
                                                 ------    ------    ---------    -------------
Balance at December 31, 1996...................  9,000      $900     $ (44,537)     $ (43,637)
  Net loss.....................................     --        --        (5,401)        (5,401)
                                                 -----      ----     ---------      ---------
Balance at December 31, 1997...................  9,000       900       (49,938)       (49,038)
  Net loss.....................................     --        --      (119,202)      (119,202)
                                                 -----      ----     ---------      ---------
Balance at December 31, 1998...................  9,000      $900     $(169,140)     $(168,240)
                                                 =====      ====     =========      =========

See accompanying notes.

                             JAMISON RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Operating Activities:
Net loss....................................................  $  (5,401)    $(119,202)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................    113,681        93,991
  Amortization..............................................     30,266        30,266
  Gain on sale of asset.....................................         --        (2,709)
  Provision for losses on accounts receivable...............      9,686            --
  Deferred income taxes.....................................        500       (44,500)
  Non-cash compensation to stockholders.....................     27,036            --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (10,237)       52,304
  Prepaid expenses and other current assets.................    (19,205)       19,105
  Refundable income taxes...................................      3,200          (400)
  Accounts payable and accrued expenses.....................     72,274       (86,815)
  Deferred revenue..........................................     44,518        84,356
                                                              ---------     ---------
     Net cash provided by operating activities..............    266,318        26,396

Investing Activities:
Purchase of property and equipment..........................    (76,772)      (71,919)
Proceeds from disposal of property..........................         --         3,455
                                                              ---------     ---------
     Net cash used in investing activities..................    (76,772)      (68,464)

Financing Activities:
Re-payments of advances from stockholders...................    (69,418)     (110,672)
Proceeds from bank line of credit...........................         --       114,912
Re-payments of long-term debt...............................    (64,864)      (30,174)
                                                              ---------     ---------
     Net cash used in financing activities..................   (134,282)      (25,934)
                                                              ---------     ---------
Net increase (decrease) in cash and cash equivalents........     55,264       (68,002)
Cash at beginning of year...................................     63,286       118,550
                                                              ---------     ---------
Cash at end of year.........................................  $ 118,550     $  50,548
                                                              =========     =========

See accompanying notes.

                             JAMISON RESEARCH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

1. ORGANIZATION

         Jamison Research, Inc. (the "Company") was incorporated in the state of Georgia on January 19, 1984. The Company develops and maintains a proprietary database of commercial real estate information in the Atlanta and Dallas metropolitan areas using proprietary software that permits access to its database in the form of a multiple listing directory with sorting and reporting capabilities. The database and software are distributed to its clients principally under annual license agreements. The Company also provides various market specific reports using its database of information which are sold on an individual and subscription basis.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Revenue Recognition

         The Company recognizes revenue from the sale of licenses to the database on a straight line basis over the term of the license agreement which is typically one year or less. Revenue from market specific reports are recognized when delivered to the customer.


  Property and Equipment

         Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.


  Capitalized Product Development Costs

         Initial costs to develop and produce proprietary software and database products, including direct labor, contractors, and applicable overhead are capitalized from the time technological feasibility is determined until product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Amortization of capitalized costs is based on the greater of (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years, after product release.


  Concentration of Credit Risk

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The credit risk in accounts receivable is mitigated by the large customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their fair value.

                             JAMISON RESEARCH, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

         The company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The company recognizes revenue and expenses on a cash basis purpose for tax purposes while using the accrual method for book purposes.


  Loss Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Jamison has no dilutive options, warrants or convertible securities. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.


  Recent Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted for the year ended December 31, 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statements of Stockholders' Deficit. For all periods presented, the Company had no items of comprehensive income and, accordingly, the Statement has no effect on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for the year ended December 31, 1998. SFAS 131 changes the way public companies report segment information in annual financial statements and also require those companies to report selected segment information in interim financial reports to stockholders. The adoption of SFAS 131 did not have any impact on the Company's financial statements as the Company has determined that it has only one reportable segment.

         In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The implementation of SOP 97-2 is not expected to have a material effect on the financial statements of the Company. As of January 1, 1998 the Company adopted AICPA SOP 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material in the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers for one year the implementation of certain provision of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 for the Company and amends the method of revenue recognition in some circumstances. The Company does not anticipate the adoption of this SOP will have a significant effect on its results of operations or financial position.

                             JAMISON RESEARCH, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. COMMITMENTS

  Operating Leases

         The Company leases equipment and office space in Atlanta, Georgia and Dallas, Texas under non-cancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of common area expenses including maintenance, real estate taxes and other expense. Rent expense for the years ended December 31, 1997 and 1998 was $128,529 and $235,014, respectively. As of December 31, 1998, payments due under non-cancelable operating leases are as follows:

1999........................................................    $235,809
2000........................................................     166,981
2001........................................................     142,416
2002........................................................       3,081
2003 and thereafter.........................................       3,081
                                                                --------
                                                                $551,368
                                                                ========

  Employment Agreements

         During 1991 the Company entered in an employment service termination agreement with a former employee of the Company whereby the Company is required to pay the former employee up to $25,000 upon a change in ownership of the Company. As of December 31, 1998, no amount has been recorded in the financial statements for this contingency.

         In December 1997, the Company entered into a one year employment agreement with an employee of the Company. Pursuant to this agreement, upon the sale of a majority of the Company's outstanding shares to a third party, the Company is required to pay the employee 5.25 % of the amount of the sales price exceeding $7,500,000 less certain expenses. As of December 31, 1998, no amount has been recorded in the financial statements for this contingency.


4. RELATED PARTY TRANSACTIONS

         During 1996 the Company's two stockholders entered into a personal line of credit agreement with a bank. During 1996 and 1997 the stockholders used the proceeds from the line of credit agreement to advance the Company cash to support operations and expansion. As of December 31, 1997 outstanding advances due to the stockholders were approximately $111,000. The Company repays principal and interest (approximately 8.25% annually), directly to the bank on behalf of the stockholders. In December 1998, the Company repaid the advances with proceeds from the line of credit (Note 5).

         In December 1997, the Company transferred title of two vehicles with a net book value of approximately $27,000 to the stockholders and recorded non-cash compensation.

         The Company paid interest of approximately $23,800 and $13,237 in 1997 and 1998, respectively.


5. LINE OF CREDIT

         In December 1998, the Company entered into a $462,000 line of credit agreement with a financial institution. The line of credit bears interest at the bank's prime rate plus 1% (8.75% at

                             JAMISON RESEARCH, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1998) and has a maturity date of November 30, 1999. Borrowings under the line are secured by the personal assets and guarantee of the Company's stockholder's and all business assets of the Company. At December 31, 1998, the Company is in compliance with the terms and covenants of the line of credit agreement. At December 31, 1998, approximately $115,000 was outstanding under the line of credit.


6. INCOME TAXES

         The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. These differences relate principally to reporting on the cash basis for tax purposes. The Company paid no income taxes in 1997 or 1998.

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
     Deferred tax assets:
          Accrual to cash adjustments.......................  $154,000    $176,000
          Capitalized product development cost..............   (33,500)    (24,000)
          Other liabilities.................................     6,000      19,000
                                                              --------    --------
               Net deferred tax assets......................  $126,500    $171,000
                                                              ========    ========

         The provision for income taxes at December 31 consisted of the following:

                                                               1997       1998
                                                              ------    --------
     Current................................................  $3,200    $ (3,200)
     Deferred...............................................     500     (44,500)
                                                              ------    --------
          Total.............................................  $3,700    $(47,700)
                                                              ======    ========

         The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                               1997        1998
                                                              -------    --------
     Expected federal income tax benefit at 34%.............  $  (600)   $(56,800)
     State income taxes, net of federal benefit.............     (100)     (7,600)
     Expenses not deductible for tax purposes...............    7,100      16,700
     Graduated tax rate difference..........................   (2,700)         --
                                                              -------    --------
                                                              $ 3,700    $(47,700)
                                                              =======    ========

7. NON CASH TRANSACTIONS

         The Company enters into arrangements with various vendors and service providers whereby they provide various office equipment, office space and services in exchange for licenses to access the Company's commercial real estate database. As a result of these transactions, the Company recorded property and equipment of approximately $52,000 and $25,500 in 1997 and 1998, with a

                             JAMISON RESEARCH, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

corresponding credit to deferred revenue to be recognized in accordance with the Company's revenue recognition policies. Further, the Company recognized service revenues and expenses of approximately $53,000 and $117,064 in 1997 and 1998. The value of the licenses has been determined to equal the fair value of the equipment or services received and office space used.


8. SUBSEQUENT EVENTS

         On January 22, 1999, the Company was acquired by Realty Information Group, Inc., in exchange for $5.28 million in cash and 448,031 shares of Realty Information Group, Inc. Common stock.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 30th day of March, 1999.

                            REALTY INFORMATION GROUP, INC.

                            By:            /s/
                               ----------------------------------------------
                                             Andrew C. Florance
                                          Chief Executive Officer and
                                                President

         KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance an Frank A. Carchedi power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicate.


           SIGNATURE                        CAPACITY                              DATE
           ---------                        --------                              ----
                                    Chairman of the Board                     March 30, 1999
-------------------------------
       Michael R. Klein

             /s/                   Chief Executive Officer and               March 30, 1999
-------------------------------      President, and a Director
      Andrew C. Florance             (Principal Executive Officer)

             /s/
-------------------------------    Chief Financial Officer (Chief            March 30, 1999
       Frank A. Carchedi             Financial and Accounting
                                     Officer)


             /s/                   Director                                  March 30, 1999
-------------------------------
        David Bonderman


             /s/                   Director                                  March 30, 1999
-------------------------------
        Warren H. Haber


             /s/                   Director                                  March 30, 1999
-------------------------------
          John Simon

                                   Director                                  March 30, 1999
-------------------------------
    Lanning Macfarland III


                              INDEX TO EXHIBITS


EXHIBIT NO.                        DESCRIPTION
----------                         -----------

2.1        --   Acquisition and Reorganization Agreement by and among
                Realty Information Group, Inc. and LeaseTrend, Inc. and the
                Shareholder of LeaseTrend, Inc. dated January 8, 1999
                (Incorporated by reference to Exhibit 2.1 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on January 22, 1999).

2.2        --   Agreement and Plan of Merger between LeaseTrend, Inc. and
                LTI Acquisition Corp., dated January 8, 1999 (Incorporated by reference to Exhibit 2.2 to the report of the Registration on Form 8-K (File No. 0-24531) filed with the
                Commission on January 22, 1999).

2.3        --   Agreement and Plan of Merger by and among Realty
                Information Group, Inc., Jamison Research, Inc., Henry D.
                Jamison IV and Leslie Lees Jamison dated January 6, 1999
                (Incorporated by reference to Exhibit 2.3 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on February 2, 1999).

2.4        --   Amendment to Agreement and Plan of Merger by and among
                Realty Information Group, Inc., Jamison Research, Inc.,
                Jamison Acquisition Corp., Henry D. Jamison IV and Leslie
                Lees Jamison dated January 14, 1999 (Incorporated by reference to Exhibit 2.4 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on
                February 2, 1999).

3.1        --   Restated Certificate of Incorporation (Incorporated by
                reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg.
                No. 333-47953) filed with the Commission on June 30, 1998
                (the "1998 Form S-1").

3.2        --   Amended and Restated By-Laws (Incorporated by reference to
                Exhibit 3.2 to the 1998 Form S-1).

4.1        --   Specimen Common Stock Certificate (Incorporated by
                reference to Exhibit 4.1 to the 1998 Form S-1).

*10.1      --   Realty Information Group, Inc. 1998 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.1 to the 1998 Form
                S-1).

*10.2      --   Employment Agreement for Andrew C. Florance (Incorporated
                by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3      --   Employment Agreement for Frank A. Carchedi (Incorporated by
                reference to Exhibit 10.3 to the 1998 Form S-1).

*10.4      --   Employment Agreement for David M. Schaffel (Incorporated by
                reference to Exhibit 10.4 to the 1998 Form S-1).

*10.5      --   Employment Agreement for Curtis M. Ricketts (Incorporated
                by reference to Exhibit 10.5 to the 1998 Form S-1).

*10.6      --   Employment Agreement for Fred A. Heitzman III (Incorporated
                by reference to Exhibit 10.6 to the Registration Statement of the Registrant on Form S-1) (Reg. No. 333-74953) filed with the Commission on March 24, 1999 (the "1999 Form
                S-1").

10.7       --   Registration Rights Agreement (Incorporated by reference to
                Exhibit 10.7 to the 1998 Form S-1).

21.1.      --   Subsidiaries of the Company (Incorporated by reference to
                Exhibit 21.1 of the 1999 Form S-1).

24.1       --   Powers of Attorney (Included in the Signature Pages to the
                Report).

-----------------------
*   Management Contract or Compensatory Plan or Arrangement