Form 10-Q
period 1999-03-31
REALTY INFORMATION GROUP INC
filed 1999-05-14
CIK 1057352

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    ---------

                                    FORM 10-Q

                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 1999

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of April 30, 1999, there were 9,785,729 shares outstanding of the Registrant's Common Stock, par value $.01.

                         REALTY INFORMATION GROUP, INC.

                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Statements of Operations..................3

         Condensed Consolidated Balance Sheets............................4

         Condensed Consolidated Statements of Cash Flows..................5

         Notes to Condensed Consolidated Financial Statements.............6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................9

PART II -   OTHER INFORMATION

Item 1 - Legal Proceedings...............................................14

Item 2 - Changes in Securities...........................................14

Item 3 - Defaults upon Senior Securities.................................14

Item 4 - Submission of Matters to a Vote of Security Holders.............14

Item 5 - Other Information...............................................14

Item 6 - Exhibits and Reports on Form 8-K................................14

Signatures...............................................................15

PART 1  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                         Realty Information Group, Inc.
               Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                          For the Three Months
                                             Ended March 31,
                                          --------------------
                                             1999     1998
                                          --------------------
Revenues                                  $  6,127  $ 2,839
Cost of revenues                             2,594      904
                                          --------------------
Gross margin                                 3,533    1,935
Operating expenses:
     Selling and marketing                   3,500    1,264
     Software development                      240      118
     General and administrative              2,019      899
                                          --------------------
                                             5,759    2,281
                                          --------------------
Loss from operations                        (2,226)    (346)
Interest and other income (expense)             62      (38)
                                          --------------------
Net loss                                  $ (2,164) $  (384)
                                          ====================

Basic and diluted net loss per share      $  (0.22) $ (0.07)
                                          ====================

Weighted average common shares               9,624    5,754
                                          ====================


                             See accompanying notes.

                         Realty Information Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                             March 31,        December 31,
                                                                               1999              1998
                                                                         --------------------------------
ASSETS                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                $ 10,051           $ 19,667
     Accounts receivable, less allowance for doubtful
          accounts of $424 and $326 as of
          March 31, 1999 and December 31, 1998                                   2,683              1,245
     Prepaid expenses and other current assets                                     513                326
                                                                         ---------------------------------
Total current assets                                                            13,247             21,238


Property and equipment                                                           4,608              3,385
Accumulated depreciation                                                        (1,434)            (1,228)
                                                                         ---------------------------------
                                                                                 3,174              2,157
Capitalized product development costs, net of accumulated
     amortization of $1,333 and $990 as of
     March 31, 1999 and December 31, 1998                                        4,775              1,857
Other assets                                                                    19,503              2,098
Deposits                                                                           189                192
                                                                         ---------------------------------
Total assets                                                                  $ 40,888           $ 27,542
                                                                         =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $  1,340           $    801
     Accrued wages and commissions                                               1,736              1,078
     Accrued expenses                                                              972                812
     Deferred revenue                                                            3,312              1,647
     Line of credit                                                              3,000                  -
                                                                         ---------------------------------
Total current liabilities                                                       10,360              4,338

Stockholders' equity                                                            30,528             23,204
                                                                         ---------------------------------
Total liabilities and stockholders' equity                                    $ 40,888           $ 27,542
                                                                         =================================

                             See accompanying notes.

                         Realty Information Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                        --------------------------
                                                                            1999           1998
                                                                        --------------------------
Operating activities:
Net loss                                                                $ (2,164)        $ (384)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation                                                       206             93
          Amortization                                                       845            137
          Provision for losses on accounts receivable                         98             47
          Non cash charges                                                     4              4
          Changes in operating assets and liabilities                       (313)           125
                                                                        --------------------------
Net cash provided by (used in) operating activities                       (1,324)            22

Investing activities:
Net purchases of property and equipment                                     (889)          (130)
Capitalization of product development costs                                 (410)           (95)
Acquisitions (net of acquired cash)                                       (9,993)             -
                                                                        --------------------------
Net cash used in investing activities                                    (11,292)          (225)

Financing activities:
Proceeds from line of credit                                               3,000              -
                                                                        --------------------------
Net cash provided by financing activities                                  3,000              -

Net increase (decrease) in cash and cash equivalents                      (9,616)          (203)
Cash and cash equivalents at beginning of period                          19,667          1,069
                                                                        --------------------------
Cash and cash equivalents at end of period                              $ 10,051         $  866
                                                                        ==========================


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

The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger each shareholder of the Company maintains their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC have been recorded at the historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. a wholly owned subsidiary of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. There was no material impact on the Statement of Operations for the quarter ended March 31, 1999.

In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"). The Company adopted the provisions of SOP 98-5 as of January 1, 1999. There was no material impact on the Statement of Operations for the quarter ended March 31, 1999.

2.  ACQUISITIONS

On January 8, 1999, the Company acquired all of the common stock of LeaseTrend, Inc. ("LeaseTrend"), a Cincinnati based provider of commercial real estate information, for $4,500,000 in cash and 566,671 shares of the Company's Common Stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9,200,000 including acquisition expenses.

On January 22, 1999, the Company acquired all of the common stock of Jamison Research, Inc. ("Jamison"), an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 448,031 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10,300,000 including acquisition expenses.

The Company adjusted the historical carrying value of certain acquired assets and liabilities of LeaseTrend and Jamison to fair market value as discussed below. Working capital and property and equipment accounts of LeaseTrend and Jamison are recorded at book value, and represent an increase in amounts allocated to the accounts shown below of approximately $600,000 and $400,000, respectively. The approximate allocation of purchase price to capitalized product development costs and intangible assets (including amounts previously capitalized by LeaseTrend and Jamison) is as follows:

                                                                                                                   Estimated
                                                  LeaseTrend              Jamison               Totals               Life
                                               -----------------      ----------------     -----------------     --------------
Capitalized product development
      Developed software products                   $  200,000          $     200,000        $     400,000           2 years
      Proprietary databases                          1,100,000              1,300,000            2,400,000           5 years
Other assets
      Customer base                                  8,100,000              8,800,000           16,900,000          10 years
      Other intangible assets                          400,000                400,000              800,000           2 years
                                               -----------------      ----------------     -----------------
                                                    $9,800,000          $  10,700,000        $  20,500,000
                                               =================      ================     =================

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

The Company's unaudited pro forma consolidated condensed statement of operations for the three months ended March 31, 1999 and 1998, assuming the acquisition of LeaseTrend and Jamison was effected at the beginning of the period, is summarized as follows:

                                                             For the Three Months
                                                               Ended March 31,
                                                 ---------------------------------------------
                                                             1999                   1998
                                                 ---------------------------------------------
Revenues                                                 $   6,439,000             $4,730,000
                                                     =================         ==============
Net loss                                                 $ (2,308,000)             $(932,000)
                                                     =================         ==============
Weighted average shares                                      9,786,000              6,769,000
                                                     =================         ==============
Basic and diluted net loss per share                     $       (.24)             $    (.14)
                                                     =================         ==============

3.  LINE OF CREDIT

In October 1998, the Company renewed its line of credit agreement with Silicon Valley East (a Division of Silicon Valley Bank). The new line provides for a total of $5,000,000 in borrowing bearing an interest rate at the bank's prime rate plus 1%, and has a one-year term. On February 2, 1999, the Company borrowed $3,000,000 against this line of credit. The proceeds from this borrowing were repaid on May 13, 1999.

4.  PUBLIC OFFERING

On May 10, 1999, the Company completed a public offering of its common stock in which a total of 3,019,495 shares were issued (including 269,495 shares issued in connection with the underwriters' over-allotment option) at $34.50 per share. The total net proceeds to the Company were approximately $97.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including those set forth in the Company's registration statement filed on Form S-1 on March 24, 1999, and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Company's filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

OVERVIEW

Realty Information Group is the nation's largest digital provider of commercial real estate information and analysis. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, decision support, tenant information, property marketing, and industry news. Substantially all of our current services are digitally delivered and a majority of our clients receive daily service updates over the Internet.

We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We expect to use these proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions and working capital and general corporate purposes.

From 1994 through 1998, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August of 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January of 1999, we expanded further by acquiring LeaseTrend and Jamison.

We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in each established region. As of March 31, 1999, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington (includes Baltimore), Chicago, New York (includes Northern New Jersey, Long Island, Westchester, and Connecticut), Los Angeles (includes Orange County), San Francisco, and Philadelphia. These regions provide us with substantial cash flow which we reinvest into the business. Since its inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services, expansion of all existing services across current markets and geographic expansion in the U.S. and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate significant losses and negative cash flow from operations for at least the next two years.

                  THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased 116% from $2,839,000 for the three months ended March 31, 1998 to $6,127,000 for the three months ended March 31, 1999. This increase in revenue resulted principally from growth in our client base in established regions of the country, the expansion of emerging regions (Boston, Sacramento, Houston, Phoenix, and San Diego) and revenues from the newly acquired Atlanta, Dallas, Midwest, and Florida regions.

GROSS MARGINS. Gross margins increased 83% from $1,935,000 for the three months ended March 31, 1998 to $3,533,000 for the three months ended March 31, 1999, while gross margin percentages were 68% and 58%, respectively. The increase in gross margins resulted from significant revenue growth, while the decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions, and lower gross margin percentages in the newly acquired regions. Furthermore, our cost of revenues for the three months ended March 31, 1999 includes purchase price amortization from the LeaseTrend and Jamison acquisitions of approximately $138,000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 177% from $1,264,000 for the three months ended March 31, 1998 to $3,500,000 for the three months ended March 31, 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of approximately $353,000 for the Jamison and LeaseTrend acquisitions during the first quarter of 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Boston, Sacramento, San Diego, Phoenix, Houston, Tampa, Miami, and Denver, of which only Boston was in operation during the first quarter of 1998, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 103% from $118,000 for three months ended March 31, 1998 to $240,000 for the three months ended March 31, 1999 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 125% from $899,000 for the three months ended March 31, 1998 to $2,019,000 for the three months ended March 31, 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operation and client base, as well as the increased administrative costs of a public company. Additionally, our general and administrative expenses include approximately $83,000 of purchase price amortization from the LeaseTrend and Jamison acquisitions.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income increased from an expense of $38,000 for the three months ended March 31, 1998 to income of $62,000 for the three months ended March 31, 1999. This was a direct result of interest earned on the initial public offering proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $10,051,000 at March 31, 1999, a decrease of $9,616,000 from $19,667,000 at December 31, 1998, due principally to the acquisitions of Jamison and LeaseTrend in January 1999. During the first quarter of 1999, we financed our operations and growth through cash flow from the established regions, short-term credit lines and the proceeds of the Initial Public Offering. Net cash used in operations for the three months ended March 31, 1999 was $1,324,000 compared to net cash provided by operating activities of $22,000 for the three months ended 1998. This was a direct result of increased expansion in the emerging and acquired regions. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $1,647,000, and $3,312,000 as of December 31, 1998 and March 31, 1999, respectively. We continued to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate substantial cash flow from operations.

Net cash used in investing activities amounted to $11,292,000 for the three months ended March 31, 1999, including $9,993,000 (net of acquired cash) for the acquisition of LeaseTrend and Jamison. Additional investing activities included capitalized product development costs, consisting principally of building photography, and fixed-asset purchases, consisting principally of computer and office equipment. We currently have no material commitments for capital expenditures.

Effective October 5, 1998, we renewed our line of credit and increased the amount of the facility from $1,000,000 to $5,000,000. On February 2, 1999 we borrowed $3,000,000 against this line of credit. The proceeds from this borrowing were repaid on May 13, 1999.

On May 10, 1999, the Company completed a public offering of its common stock in which a total of 3,019,495 shares were issued (including 269,495 shares issued in connection with the underwriters' over-allotment option) at $34.50 per share. The total net proceeds to the Company were approximately $97.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

We expect to incur significantly higher costs, particularly as we introduce new and upgraded services, expand geographically, and develop the infrastructure to support the expanding organization and client base. Based on current plans, we believe that our available cash combined with our line of credit and positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.

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

We have identified additional potential Year 2000 risks with respect to our recently acquired LeaseTrend and Jamison subsidiaries. We believe that a significant percentage of their hardware and internal proprietary software are non-compliant. We are currently upgrading these computer systems and are converting the acquired databases into our centralized system to replace the non-compliant products we acquired used by those subsidiaries. We plan to complete this process in the next several months in the normal course of business.

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

PART II.             OTHER INFORMATION

ITEM 1               LEGAL PROCEEDINGS

None

ITEM 2               CHANGE IN SECURITIES

On January 8, 1999, we acquired LeaseTrend Inc., through a transaction in which Blue Chip Capitol Fund Limited Partnership, Keith D. Sant, and trusts established by Fred A. Heitzman III and Gregory Benkert (the shareholders of LeaseTrend) received 566,671 shares of Common Stock and $4,500,000 in cash. The shares were purchased for investment purposes. The issuance of these shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

On January 22, 1999, we acquired Jamison Research, Inc., in a transaction in which Henry D. Jamison IV, Leslie Lees Jamison, The Church of the Apostles of Atlanta and David P. Evemy (the shareholders of Jamison Research and their assignees) received 448,031 shares of Common Stock and $5,284,000 in cash. These shares were purchased for investment purposes. The issuance of these shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

No underwriters were involved in either of the foregoing sales of securities.

ITEM 3               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5               OTHER INFORMATION

None

ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K was filed with the SEC on January 22, 1999 reporting, under
Item 2, the acquisition of LeaseTrend, Inc. An amendment to that report filed with the SEC on March 26, 1999 provided financial statements and financial information required under Item 7.

A report on Form 8-K was filed with the SEC on February 2, 1999 reporting, under
Item 2, the acquisition of Jamison Research, Inc. An amendment to that report filed with the SEC on April 7, 1999 provided financial statements and financial information required under Item 7.

EXHIBIT NUMBER:      EXHIBIT DESCRIPTION:

27                   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     REALTY INFORMATION GROUP, INC.





Date: May 14, 1999                   By: /s/ Frank A. Carchedi
                                         ---------------------
                                     Frank A. Carchedi
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)