Form 10-Q
period 1999-06-30
COSTAR GROUP INC
filed 1999-08-11
CIK 1057352

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                   FORM 10-Q

                                   ----------


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 1999

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

                        Commission file number: 0-24531

                               COSTAR GROUP, INC.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of July 31, 1999, there were 12,812,160 shares outstanding of the Registrant's Common Stock, par value $.01.

                               COSTAR GROUP, INC.

                               TABLE OF CONTENTS

PART I -                FINANCIAL INFORMATION

Item 1 -  Financial Statements
          Condensed Consolidated Statements of Operations...................................................................3

          Condensed Consolidated Balance Sheets.............................................................................4

          Condensed Consolidated Statements of Cash Flows...................................................................5

          Notes to Condensed Consolidated Financial Statements..............................................................6

Item 2 -  Management's Discussion and Analysis of

          Financial Condition and Results of Operations.....................................................................9

Item 3 -  Quantitative and Qualitative Disclosures About Market

          Risk.............................................................................................................14

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings................................................................................................15

Item 2 -  Changes in Securities............................................................................................15

Item 3 -  Defaults upon Senior Securities..................................................................................15

Item 4 -  Submission of Matters to a Vote of Security Holders..............................................................15

Item 5 -  Other Information................................................................................................15

Item 6 -  Exhibits and Reports on Form 8-K.................................................................................15

Signatures.................................................................................................................16

PART 1      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                               CoStar Group, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                 For the Three Months              For the Six Months
                                                    Ended June 30,                   Ended June 30,
                                             ----------------------------     ----------------------------
                                                1999              1998           1999              1998
                                             ----------------------------     ----------------------------
Revenues                                       $  7,178          $ 3,254        $ 13,305          $ 6,093
Cost of revenues                                  3,068              968           5,662            1,872
                                             ----------------------------     ----------------------------
Gross margin                                      4,110            2,286           7,643            4,221
Operating expenses:
     Selling and marketing                        4,411            1,328           7,911            2,592
     Software development                           309              144             550              262
     General and administrative                   2,632            1,020           4,650            1,919
                                             ----------------------------     ----------------------------
                                                  7,352            2,492          13,111            4,773
                                             ----------------------------     ----------------------------
Loss from operations                             (3,242)            (206)         (5,468)            (552)
Interest and other income (expense)                 616              (40)            678              (78)
                                             ----------------------------     ----------------------------
Net loss                                       $ (2,626)         $  (246)       $ (4,790)         $  (630)
                                             ============================     ============================

Basic and diluted net loss per share           $  (0.23)         $ (0.04)       $  (0.45)         $ (0.11)
                                             ============================     ============================

Weighted average common shares                   11,510            5,764          10,572            5,759
                                             ============================     ============================


                            See accompanying notes.

                               CoStar Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                   June 30,              December 31,
                                                                     1999                    1998
                                                               ------------------------------------
ASSETS                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                     $ 102,424              $ 19,667
     Accounts receivable, less allowance for doubtful
          accounts of $600 and $326 as of
          June 30, 1999 and December 31, 1998                          2,153                 1,245
     Prepaid expenses and other current assets                           487                   326
                                                               ------------------------------------
Total current assets                                                 105,064                21,238

Property and equipment                                                 5,792                 3,385
Accumulated depreciation                                              (1,708)               (1,228)
                                                               ------------------------------------
                                                                       4,084                 2,157
Capitalized product development costs, net of accumulated
     amortization of $1,630 and $990 as of
     June 30, 1999 and December 31, 1998                               4,718                 1,857
Other assets                                                          18,921                 2,098
Deposits                                                                 210                   192
                                                               ------------------------------------
Total assets                                                       $ 132,997              $ 27,542
                                                               ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $   1,641              $    801
     Accrued wages and commissions                                     1,755                 1,078
     Accrued expenses                                                  1,239                   812
     Deferred revenue                                                  3,033                 1,647
                                                               ------------------------------------
Total current liabilities                                              7,668                 4,338

Stockholders' equity                                                 125,329                23,204
                                                               ------------------------------------
Total liabilities and stockholders' equity                         $ 132,997              $ 27,542
                                                               ====================================



                            See accompanying notes.

                               CoStar Group, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                    -------------------------------
                                                                        1999             1998
                                                                    -------------------------------
Operating activities:
Net loss                                                             $    (4,790)     $      (630)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation                                                        480              191
          Amortization                                                      1,732              284
          Provision for losses on accounts receivable                         274               78
          Non cash charges                                                      9                9
          Changes in operating assets and liabilities                         411              483
                                                                    -------------------------------
Net cash provided by (used in) operating activities                        (1,884)             415

Investing activities:
Net purchases of property and equipment                                    (2,100)            (249)
Capitalization of product development costs                                  (677)            (223)
Acquisitions (net of acquired cash)                                        (9,993)               -
                                                                    -------------------------------
Net cash used in investing activities                                     (12,770)            (472)

Financing activities:
Net proceeds from exercised stock options                                       -               80
Net proceeds from public offering                                          97,411                -
                                                                    -------------------------------
Net cash provided by financing activities                                  97,411               80

Net increase in cash and cash equivalents                                  82,757               23
Cash and cash equivalents at beginning of period                           19,667            1,069
                                                                    -------------------------------
Cash and cash equivalents at end of period                           $    102,424     $      1,092
                                                                    ===============================


                            See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

CoStar Group, Inc. (formerly Realty Information Group, Inc.) ("the Company") is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. ("RIGLP") and OLD RIG, Inc. ("RIGINC"). RIGLP was an operating entity, while RIGINC was a shell holding entity. In connection with the Company's Initial Public Offering on July 1, 1998 ("the Offering"), RIGLP and RIGINC merged with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result of the reorganization of these entities, the Company owned (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP.

The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger each shareholder of the Company maintained their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC have been recorded at the historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. a wholly-owned subsidiary of the Company.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents consist of money market fund investments and short-term commercial paper.

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

The Company adjusted the historical carrying value of certain acquired assets and liabilities of LeaseTrend and Jamison to fair market value as discussed below. Working capital and property and equipment accounts of LeaseTrend and Jamison were recorded at book value, and represent an increase in amounts allocated to the accounts shown below of approximately $600,000 and $400,000, respectively. The approximate allocation of purchase price to capitalized product development costs and intangible assets (including amounts previously capitalized by LeaseTrend and Jamison) is as follows:

                                                                                               Estimated
                                             LeaseTrend        Jamison          Totals            Life
                                           --------------   -------------  ---------------    -----------
Capitalized product development
      Developed software products             $  200,000     $   200,000    $     400,000        2 years
      Proprietary databases                    1,100,000       1,300,000        2,400,000        5 years
Other assets
       Customer base                           8,100,000       8,800,000       16,900,000       10 years
       Other intangible assets                   400,000         400,000          800,000        2 years
                                           --------------   -------------  ---------------
                                              $9,800,000     $10,700,000    $  20,500,000
                                           ==============   =============  ===============

Capitalized product development includes those developed software products and proprietary databases which are expected to produce revenues currently, until their conversion by the Company into products with a format consistent with the Company's products. This effort is expected to take up to 2 years from the date of acquisition. The underlying proprietary databases are expected to continue in use beyond the conversion period.

The Company's unaudited pro forma consolidated condensed statement of operations for the six months ended June 30, 1999 and 1998, assuming the acquisition of LeaseTrend and Jamison was effected at the beginning of the period, is summarized as follows:

                                                  For the Six Months
                                                    Ended June 30,
                                                 1999              1998
                                        --------------------------------------
Revenues                                    $   13,617,000      $  9,981,000
                                            ==============      ============
Net loss                                    $  (4,934,000)      $(2,057,000)
                                            ==============      ============
Weighted average shares                         10,652,000         6,773,000
                                            ==============      ============
Basic and diluted net loss per share        $        (.46)      $      (.30)
                                            ==============      ============

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

OVERVIEW

CoStar Group, Inc. is a leading provider of information services to the U.S. commercial real estate industry. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, decision support, tenant information, property marketing, and industry news. Substantially all of our current services are digitally delivered and a majority of our clients receive daily service updates over the Internet.

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

We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in each established region. As of June 30, 1999, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington (includes Baltimore), Chicago, New York (includes Northern New Jersey, Long Island, Westchester, and Connecticut), Los Angeles (includes Orange County), San Francisco, and Philadelphia. These regions provide us with substantial cash flow which we reinvest into the business. Since its inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

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

                  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased 121% from $3,254,000 for the three months ended June 30, 1998 to $7,178,000 for the three months ended June 30, 1999. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1998 and revenues from the over twenty newly acquired regions including Atlanta, Dallas, Florida, Denver and the Midwest.

GROSS MARGINS. Gross Margins increased 80% from $2,286,000 for the three months ended June 30, 1998 to $4,110,000 for the three months ended June 30, 1999, while gross margin percentages were 70% and 57% of revenue, respectively. This increase resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the three months ended June 30, 1999 includes purchase price amortization from the LeaseTrend and Jamison acquisitions of approximately $170,000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 232% from $1,328,000 for the three months ended June 30, 1998 to $4,411,000 for the three months ended June 30, 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of approximately $420,000 for the Jamison and LeaseTrend acquisitions during the second quarter of 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Boston, Phoenix, Houston, Tampa, Miami, Denver and the Midwest, of which only Boston was in operation during the second quarter of 1998, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 115% from $144,000 for three months ended June 30, 1998 to $309,000 for the three months ended June 30, 1999 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 158% from $1,020,000 for the three months ended June 30, 1998 to $2,632,000 for the three months ended June 30, 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operation and client base, as well as the increased administrative costs of a public company. Additionally, our general and administrative expenses include approximately $100,000 of purchase price amortization from the LeaseTrend and Jamison acquisitions.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income increased from an expense of $40,000 for the three months ended June 30, 1998 to income of $616,000 for the three months ended June 30, 1999. This was a direct result of interest earned on the proceeds from the initial and follow-on public offerings.

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased 118% from $6,093,000 for the six months ended June 30, 1998 to $13,305,000 for the six months ended June 30, 1999. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1998 and revenues from over twenty newly acquired regions including Atlanta, Dallas, Florida, Denver and the Midwest regions.

GROSS MARGINS. Gross Margins increased 81% from $4,221,000 for the six months ended June 30, 1998 to $7,643,000 for the six months ended June 30, 1999, while gross margin percentages were 69% and 57% of revenue, respectively. This increase resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the six months ended June 30, 1999 includes purchase price amortization from the LeaseTrend and Jamison acquisitions of approximately $308,000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 205% from $2,592,000 for the six months ended June 30, 1998 to $7,911,000 for the six months ended June 30, 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of approximately $773,000 for the Jamison and LeaseTrend acquisitions for the six months ended June 30, 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Boston, Phoenix, Houston, Tampa, Miami, Denver and the Midwest, of which only Boston was in operation during the six months ended June 30, 1998, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 110% from $262,000 for six months ended June 30, 1998 to $550,000 for the six months ended June 30, 1999 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 142% from $1,919,000 for the six months ended June 30, 1998 to $4,650,000 for the six months ended June 30, 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operation and client base, as well as the increased administrative costs of a public company. Additionally, our general and administrative expenses include approximately $183,000 of purchase price amortization from the LeaseTrend and Jamison acquisitions.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income increased from an expense of $78,000 for the six months ended June 30, 1998 to income of $678,000 for the six months ended June 30, 1999. This was a direct result of interest earned on the proceeds from the initial and follow-on public offerings.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $102,424,000 at June 30, 1999, an increase of $82,757,000 from $19,667,000 at December 31, 1998. This increase was due principally to the $97.4 million in proceeds from the follow-on public offering, which was offset by acquisitions of LeaseTrend and Jamison in January 1999, cash used in operating activities, $2,100,000 million in purchases of property and equipment and $677,000 in capitalized product development costs. During the second quarter of 1999, we financed our operations and growth through cash flow from the established regions and the proceeds of the public offerings. Net cash used in operations for the six months ended June 30, 1999 was $1,884,000 compared to net cash provided by operating activities of $415,000 for the six months ended 1998. This was a direct result of increased expansion in the emerging and acquired regions. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $1,647,000 and $3,033,000 as of December 31, 1998 and June 30, 1999, respectively. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate substantial cash flow from operations.

Net cash used in investing activities amounted to $12,770,000 for the six months ended June 30, 1999, including $9,993,000 (net of acquired cash) for the acquisition of LeaseTrend and Jamison. Additional investing activities included capitalized product development costs, consisting principally of building photography, and purchase of property and equipment, consisting principally of computer and office equipment. We currently have no material commitments for capital expenditures.

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

Our plans to resolve the Year 2000 issue involve the following steps: assessment, remediation, and confirmation through testing. To date, we have completed our preliminary assessment of the issue and approximately 75% of the remediation phase. We have undertaken testing as particular aspects of the remediation phase are completed.

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

Internal Infrastructure. We are currently cataloging and evaluating our hardware to determine its Year 2000 compliance. Our workstation supplier has informed us that all workstations we have obtained from it are compliant. We have successfully completed testing on approximately 80% of those workstations. We have purchased new, compliant servers to replace older hardware and most of these servers are operational. We expect the remainder of those servers to be operational within the next three months. In addition, we have recently completed compliance testing on most of our laptops and believe that they are Year 2000 compliant.

We are also in the process of making the software used in our internal infrastructure Year 2000 compliant. We have installed a new, compliant enterprise accounting system. In addition we have converted approximately 75% of our network server operating systems to compliant software and expect to convert the remaining servers to compliant software within the next three months. Furthermore, we have replaced most of our non-compliant phone and voice mail systems with compliant systems.

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


We have identified additional potential Year 2000 risks with respect to our recently acquired LeaseTrend and Jamison subsidiaries. We believe that a significant percentage of their hardware and internal proprietary software are non-compliant. We are currently upgrading these computer systems and are converting the acquired databases into our centralized system to replace the non-compliant products we acquired used by those subsidiaries. We plan to complete this process in the next three months in the normal course of business.

Client and Vendor Issues. Our assessment has also revealed that some of our clients use hardware and software that is not Year 2000 compliant. As a result, our clients' systems may not support the use of our software. We have notified our clients of this potential issue. Where we have uncovered such problems, we have attempted to ensure compatibility by coding our own alternatives or replacements. Despite these efforts, our clients' success in continuing to install and use our services depends significantly on their own compliance efforts, which we do not control. If necessary, we will develop in the next three months a contingency plan to address problems arising from our clients' failure to have compliant computer equipment and software.

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

Compliance Costs

Our incremental costs expended to date in connection with Year 2000 compliance have not been significant, as we have undertaken most of our activities in the normal course of business. We estimate, however, that during 1999 we have spent approximately $700,000 in connection with Year 2000 compliance. In addition we estimate that we will spend approximately $300,000 in connection with Year 2000 compliance during the remainder of 1999. A large part of these costs results from upgrading LeaseTrend and Jamison equipment and software, much of which was planned independently of the Year 2000 issue.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of June 30, 1999.

PART II.    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

From time to time, the Company has been involved in lawsuits incidental to its business. The Company is not currently subject to, and none of our properties is subject to, any material legal proceedings.

ITEM 2      CHANGE IN SECURITIES

None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5      OTHER INFORMATION

On August 2, 1999, the Company changed its name from Realty Information Group, Inc. to CoStar Group, Inc.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

An amended report on Form 8-K was filed with the SEC on April 7, 1999 providing financial statements and financial information required under Item 7 with respect to the acquisition of Jamison Research, Inc.

EXHIBIT NUMBER:             EXHIBIT DESCRIPTION:
3.1                         Certificate of Amendment of Restated Certificate of Incorporation
27                          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COSTAR GROUP, INC.

Date: August 11, 1999                By: /s/ Frank A. Carchedi
                                         ---------------------
                                     Frank A. Carchedi
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)