Form 10-Q
period 1999-09-30
COSTAR GROUP INC
filed 1999-11-15
CIK 1057352

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

For the quarterly period ended: September 30, 1999

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


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of September 30, 1999, there were 12,861,934 shares outstanding of the Registrant's Common Stock, par value $.01.

                               COSTAR GROUP, INC.

                                TABLE OF CONTENTS

PART I -                FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Consolidated Statements of Operations.........................................................3

          Condensed Consolidated Balance Sheets...................................................................4

          Condensed Consolidated Statements of Cash Flows.........................................................5

          Notes to Condensed Consolidated Financial Statements....................................................6

Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk............................................ 14

PART II -               OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................................................15

Item 2 -  Changes in Securities..................................................................................15

Item 3 -  Defaults upon Senior Securities........................................................................15

Item 4 -  Submission of Matters to a Vote of Security Holders....................................................15

Item 5 -  Other Information......................................................................................15

Item 6 -  Exhibits and Reports on Form 8-K.......................................................................15

Signatures.......................................................................................................16

PART 1                  FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS


                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                      For the Three Months                      For the Nine Months
                                                       Ended September 30,                      Ended September 30,
                                               ------------------------------------     ------------------------------------
                                                      1999              1998                   1999              1998
                                               ------------------------------------     ------------------------------------
Revenues                                                  $ 8,021          $ 3,659                $ 21,326          $ 9,752
Cost of revenues                                            3,616            1,248                   9,279            3,120
                                               ------------------------------------     ------------------------------------
Gross margin                                                4,405            2,411                  12,047            6,632
Operating expenses:
     Selling and marketing                                  5,335            2,069                  13,246            4,661
     Software development                                     289              197                     839              459
     General and administrative                             3,274            1,384                   7,924            3,303
                                               ------------------------------------     ------------------------------------
                                                            8,898            3,650                  22,009            8,423
                                               ------------------------------------     ------------------------------------
Loss from operations                                       (4,493)          (1,239)                 (9,962)          (1,791)
Interest and other income (expense)                         1,234              202                   1,913              124
                                               ------------------------------------     ------------------------------------
Net loss                                                 $ (3,259)        $ (1,037)               $ (8,049)        $ (1,667)
                                               ====================================     ====================================

Basic and diluted net loss per share                     $  (0.25)        $  (0.12)               $  (0.71)        $  (0.25)
                                               ====================================     ====================================

Weighted average common shares                             12,823            8,551                  11,331            6,693
                                               ====================================     ====================================

                             See accompanying notes.

                               CoStar Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                            September 30,    December 31,
                                                                 1999             1998
                                                           -------------------------------
ASSETS                                                      (unaudited)
Current assets:
     Cash and cash equivalents                              $  99,278        $  19,667
     Accounts receivable, less allowance for doubtful
          accounts of $689 and $326 as of
          September 30, 1999 and December 31, 1998              2,402            1,245
     Prepaid expenses and other current assets                    820              326
                                                           -------------------------------
Total current assets                                          102,500           21,238

Property and equipment                                          7,080            3,385
Accumulated depreciation                                       (2,029)          (1,228)
                                                           -------------------------------
                                                                5,051            2,157

Other assets                                                   24,594            3,955
Deposits                                                          416              192
                                                           -------------------------------
Total assets                                                $ 132,561        $  27,542
                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $   2,135        $     801
     Accrued wages and commissions                              2,738            1,078
     Accrued expenses                                           1,951              812
     Deferred revenue                                           2,654            1,647
                                                           -------------------------------
Total current liabilities                                       9,478            4,338

Stockholders' equity                                          123,083           23,204
                                                           -------------------------------
Total liabilities and stockholders' equity                  $ 132,561        $  27,542
                                                           ===============================


                             See accompanying notes.

                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                ---------------------------
                                                                                                     1999             1998
                                                                                                ---------------------------
Operating activities:
Net loss                                                                                         $ (8,049)        $ (1,667)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation                                                                                801              291
          Amortization                                                                              2,678              464
          Provision for losses on accounts receivable                                                 363              127
          Non cash charges                                                                              -               63
          Changes in operating assets and liabilities                                               1,358            1,221
                                                                                                ---------------------------
Net cash provided by (used in) operating activities                                                (2,849)             499

Investing activities:
Net purchases of property and equipment                                                            (3,436)            (575)
Other assets                                                                                       (1,285)            (312)
Acquisitions (net of acquired cash)                                                               (10,230)              (7)
                                                                                                ---------------------------
Net cash used in investing activities                                                             (14,951)            (894)

Financing activities:
Payment of line of credit                                                                               -           (1,000)
Payment of subordinated debt to stockholder                                                             -             (650)
Net proceeds from public offerings                                                                 97,411           22,687
Net proceeds from exercise of stock options                                                             -               80
                                                                                                ---------------------------
Net cash provided by financing activities                                                          97,411           21,117

Net increase in cash and cash equivalents                                                          79,611           20,722
Cash and cash equivalents at beginning of period                                                   19,667            1,069
                                                                                                ---------------------------
Cash and cash equivalents at end of period                                                       $ 99,278         $ 21,791
                                                                                                ===========================


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

2.  ACQUISITIONS

On August 14, 1998, the Company acquired Houston-based commercial real estate information provider, C Data Services, Inc. ("CDS"). CDS was acquired in a transaction in which the former stockholders of CDS received 93,530 shares of common stock of the Company and approximately $9,000 in cash. The transaction was structured as a reverse merger with a wholly owned subsidiary of the Company merging with and into CDS. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $617,000 including acquisition expenses.

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

On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC ("ARES"), Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provides for $1,000,000 of additional consideration that may be paid by the Company upon the achievement of certain operating goals by the members of ARES.

The Company's unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1999 and 1998, assuming the acquisition of CDS, LeaseTrend, Jamison and ARES had been consummated as of January 1 of each period, is summarized as follows:

                                                  For the Nine Months
                                                  Ended September 30,
                                              1999                1998
                                           --------------------------------
Revenues                                   $ 22,081,000        $ 16,337,000
                                           ------------        ------------
Net loss                                   $ (8,466,000)       $ (4,116,000)
                                           ============        ============
Weighted average shares                      11,415,000           7,818,000
                                           ============        ============
Basic and diluted net loss per share       $      (0.74)       $      (0.53)
                                           ============        ============

3. OTHER ASSETS

            Other assets consists of intangible assets as follows:

                                                            September 30,      December 31,
                                                               1999               1998
                                                           -------------       ------------
Capitalized product development costs                      $  1,242,000        $    947,000
Accumulated amortization                                       (551,000)           (397,000)
                                                           ------------        ------------
                                                                691,000             550,000
                                                           ------------        ------------
Building photography                                          2,519,000           1,529,000
Acquired technology                                           3,552,000                   -
Customer bases                                               19,379,000           1,792,000
Other intangibles                                             2,097,000           1,203,000
Accumulated amortization                                     (3,644,000)         (1,119,000)
                                                           ------------        ------------
                                                             23,903,000           3,405,000
                                                           ------------        ------------
                  Other assets                             $ 24,594,000        $  3,955,000
                                                           ============        ============

4. COMMITMENTS

The Company leases office space and equipment under operating lease agreements that expire at various dates through the year 2010. Lease agreements provide for various renewal terms and reimbursement of taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises or property.

            At September 30, 1999 minimum lease payments under operating leases are as follows:



1999 ..............................................      $   656,000
2000 ..............................................        3,369,000
2001 ..............................................        3,088,000
2002 ..............................................        2,861,000
2003 ..............................................        2,622,000
2004 and thereafter ...............................       15,693,000
                                                         -----------
                                                         $28,289,000
                                                         ===========

4. SUBSEQUENT EVENTS

On November 3, 1999, the Company entered into a definitive agreement to acquire COMPS.COM, Inc. ("COMPS"), which will be effected by the merger of COMPS into a wholly owned subsidiary of the Company. The merger agreement provides that each holder of a share of COMPS common stock may elect to receive either $7.50 in cash or 0.31496 shares of the Company's common stock, but these elections will be adjusted so that 50.1% of the COMPS shares receive the Company's common stock and 49.9% of the COMPS shares receive cash. The transaction, which will be accounted for as a purchase, is valued at approximately $102 million. The merger is subject to the approval of COMPS stockholders, as well as various governmental bodies. Therefore, there can be no assurance that the acquisition of COMPS by the Company will be consummated.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including those set forth in the Company's registration statement filed on Form S-1 on March 24, 1999, as amended, and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Company's filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

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

From 1994 through 1999, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August of 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider CDS. In January of 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison. In September of 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!.

We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of September 30, 1999, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia and Boston. These regions provide us with substantial cash flow which we reinvest into the business. Since its inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

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

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased 119% from $3,659,000 for the three months ended September 30, 1998 to $8,021,000 for the three months ended September 30, 1999. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1998 and revenues from the over twenty newly acquired regions, including Atlanta, Dallas, Florida, Denver and the Midwest.

GROSS MARGINS. Gross margins increased 83% from $2,411,000 for the three months ended September 30, 1998 to $4,405,000 for the three months ended September 30, 1999, while gross margin percentages were 66% and 55% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the three months ended September 30, 1999 includes purchase price amortization from the LeaseTrend, Jamison, and ARES acquisitions of approximately $183,000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 158% from $2,069,000 for the three months ended September 30, 1998 to $5,335,000 for the three months ended September 30, 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of approximately $424,000 for the Jamison, LeaseTrend, and ARES acquisitions during the third quarter of 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Phoenix, Houston, Tampa, Miami, Denver, Dallas and the Midwest, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 47% from $197,000 for three months ended September 30, 1998 to $289,000 for the three months ended September 30, 1999 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 137% from $1,384,000 for the three months ended September 30, 1998 to $3,274,000 for the three months ended September 30, 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base. Additionally, our general and administrative expenses include approximately $100,000 of purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income increased from $202,000 for the three months ended September 30, 1998 to $1,234,000 for the three months ended September 30, 1999. This increase was a direct result of interest earned on the proceeds from the initial and follow-on public offerings.

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999



REVENUES. Revenues increased 119% from $9,752,000 for the nine months ended September 30, 1998 to $21,326,000 for the nine months ended September 30, 1999. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1998 and revenues from over twenty newly acquired regions, including Atlanta, Dallas, Florida, Denver and the Midwest regions.

GROSS MARGINS. Gross margins increased 82% from $6,632,000 for the nine months ended September 30, 1998 to $12,047,000 for the nine months ended September 30, 1999, while gross margin percentages were 68% and 56% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the nine months ended September 30, 1999 includes purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions of approximately $502,000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 184% from $4,661,000 for the nine months ended September 30, 1998 to $13,246,000 for the nine months ended September 30, 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of approximately $1,197,000 for the Jamison, LeaseTrend and ARES acquisitions for the nine months ended September 30, 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Phoenix, Houston, Tampa, Miami, Denver, Dallas and the Midwest, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 83% from $459,000 for nine months ended September 30, 1998 to $839,000 for the nine months ended September 30, 1999 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 140% from $3,303,000 for the nine months ended September 30, 1998 to $7,924,000 for the nine months ended September 30, 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base, as well as the increased administrative costs of a public company. Additionally, our general and administrative expenses include approximately $283,000 of purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income increased from $124,000 for the nine months ended September 30, 1998 to $1,913,000 for the nine months ended September 30, 1999. This increase was a direct result of interest earned on the proceeds from the initial and follow-on public offerings.

LIQUIDITY AND CAPITAL RESOURCES


Our cash and cash equivalents balance was $99,278,000 at September 30, 1999, an increase of $79,611,000 from $19,667,000 at December 31, 1998. This increase was due principally to the $97.4 million in proceeds from the follow-on public offering, which was offset by cash used for the acquisitions of LeaseTrend and Jamison in January 1999 and ARES in September 1999, cash used in operating activities, $3,436,000 in purchases of property and equipment and $1,285,000 in purchased building photography and capitalized product development costs. During the third quarter of 1999, we financed our operations and growth through cash flow from the established regions and the proceeds of the public offerings. Net cash used in operations for the nine months ended September 30, 1999 was $2,849,000 compared to net cash provided by operating activities of $499,000 for the nine months ended September 30, 1998. This was a direct result of increased expansion in the emerging and acquired regions. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $2,654,000 and $1,647,000 as of September 30, 1999 and December 31, 1998, respectively. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate substantial cash flow from operations.


Net cash used in investing activities amounted to $14,951,000 for the nine months ended September 30, 1999, including $10,230,000 (net of acquired cash) for the acquisition of LeaseTrend, Jamison and ARES. Additional investing activities included capitalized product development costs, purchased building photography, and purchase of property and equipment, consisting principally of computer and office equipment. We currently have no material commitments for capital expenditures. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including Company headquarters, and have commitments for rent payments ranging from $2,436,000 to $3,369,000 annually over the next ten years.

To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

On November 3, 1999, the Company entered into a definitive agreement to acquire COMPS, which will be effected by the merger of COMPS into a wholly owned subsidiary of the Company. The merger agreement provides that each holder of a share of COMPS common stock may elect to receive either $7.50 in cash or 0.31496 shares of the Company's common stock, but these elections will be adjusted so that 50.1% of the COMPS shares receive the Company's common stock and 49.9% of the COMPS shares receive cash. The transaction, which will be accounted for as a purchase, is valued at approximately $102 million. The merger is subject to the approval of COMPS stockholders, as well as various governmental bodies. Therefore, there can be no assurance that the acquisition of COMPS by the Company will be consummated.

We expect to incur significantly higher costs, particularly as we introduce new and upgraded services, expand geographically, and develop the infrastructure to support the expanding organization and client base. Based on current plans, we believe that our available cash combined with positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.

Through September 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After September 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998.

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

Our plans to resolve the Year 2000 issue have involved the following steps: assessment, remediation, and confirmation through testing. To date, we have completed our assessment of the issue, we have completed substantially all of our remediation phase, and we are currently confirming Year 2000 compliance through testing. In addition, we have undertaken testing as particular aspects of the remediation phase are completed.

Assessment

Our Year 2000 assessment has included, without limitation:

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

Internal Infrastructure. We have cataloged and evaluated our hardware to determine its Year 2000 compliance. Our workstation supplier has informed us that all workstations we have obtained from it are compliant. We have successfully completed testing on almost all of those workstations. We have purchased new, compliant servers to replace older hardware and over 90% of these servers are operational. We expect the remainder of those servers to be operational no later than December 15, 1999. In addition, we have recently completed compliance testing on all of our laptop and desktop computers and believe that they are all Year 2000 compliant.

We have also tested a significant portion of the software used in our internal infrastructure and believe that all of the tested software is Year 2000 compliant. We have installed a new, compliant enterprise accounting system. In addition we have converted approximately 90% of our network server operating systems to compliant software and expect to convert the remaining servers to compliant software no later than December 15, 1999. Furthermore, we have upgraded our entire phone system with a Year 2000 compliant system and have upgraded significantly all of our voice mail systems with compliant systems.

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

We have identified additional potential Year 2000 risks with respect to our recently acquired LeaseTrend and Jamison subsidiaries. We have upgraded a significant percentage of their hardware to Year 2000 compliant products and plan to upgrade all of the remaining hardware no later than December 15, 1999. In addition, we have converted many of the proprietary databases acquired from LeaseTrend and Jamison into our centralized CoStar database to replace the products we acquired from those subsidiaries, and we continue to convert the customers of LeaseTrend and Jamison to CoStar products in the normal course of our business.

Client and Vendor Issues. Our assessment has also revealed that some of our clients use hardware and software that is not Year 2000 compliant. As a result, our clients' systems may not support the use of our software. We have notified our clients of this potential issue. Where we have uncovered such problems, we have attempted to ensure compatibility by coding our own alternatives or replacements. Despite these efforts, our clients' success in continuing to install and use our services depends significantly on their own compliance efforts, which we do not control. To date, we have not been notified by any significant clients with respect to material problems arising from such clients' failure to have compliant computer equipment and software.

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

Compliance Costs

Our incremental costs expended to date in connection with Year 2000 compliance have not been significant, as we have undertaken most of our activities in the normal course of business. We estimate, however, that during 1999 we have spent approximately $900,000 in connection with Year 2000 compliance, and we do not expect to make significant Year 2000 expenditures in the future. A large part of these costs results from upgrading LeaseTrend and Jamison equipment and software, much of which was planned independently of the Year 2000 issue.



ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of September 30, 1999.

PART II.  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management of the Company, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2    CHANGE IN SECURITIES


In connection with the acquisition of ARES, on September 15, 1999 the Company issued an aggregate of 33,208 shares of common stock, par value $.01 per share, of the Company to Terry McKiernan and Michael Griffin, the sole members of ARES. Such shares comprised part of the consideration for the acquisition for ARES and were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's stockholders was held on July 13, 1999. The following people were elected to the Board of Directors of the Company for a one-year term: Michael Klein, Andrew Florance, Warren Haber, David Bonderman, John Simon and Josiah Low III. The vote was as follows: For, 10,585,585 shares; and withheld, 595 shares.

An amendment to the Company's Amended and Restated Certificate of Incorporation was approved upon the following vote: For, 10,563,499 shares; withheld, 20,571 shares; and abstain, 2,110 shares.

The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 was approved upon the following vote:
For 10,583,095 shares; withheld, 485 shares; and abstain 2,600 shares.

ITEM 5    OTHER INFORMATION

On November 4, 1999, the Company announced that it had entered into a definitive merger agreement to acquire COMPS.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

A current report on Form 8-K was filed by the Company on September 24, 1999 with respect to the acquisition of ARES by the Company.

EXHIBIT NUMBER:                          EXHIBIT DESCRIPTION:


10.1                CoStar Group, Inc. 1998 Stock Incentive Plan, as amended.

10.2 Office Lease dated August 12, 1999 between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC

27                  Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COSTAR GROUP, INC.






Date: November 12, 1999        By: /s/ Frank A. Carchedi
                                   ---------------------
                               Frank A. Carchedi
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer
                                and Duly Authorized Officer)