Form 10-K
period 1999-12-31
COSTAR GROUP INC
filed 2000-03-29
CIK 1057352

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-24531

                               COSTAR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                              52-2091509
             (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                             7475 WISCONSIN AVENUE
                            BETHESDA, MARYLAND 20814
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (301) 215-8300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($.01 PAR VALUE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. [ ]

         Based on the closing price of the common stock on March 13, 2000 on the NASDAQ Stock Market, the aggregate market value of registrant's common stock held by non-affiliates of the registrant was approximately $630 million.

         As of March 13, 2000, there were 15,298,257 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                              PART I
Item 1     Business...............................................................................3

Item 2     Properties............................................................................11

Item 3     Legal Proceedings.....................................................................11

Item 4     Submission of Matters to a Vote of Security Holders...................................12

                                               PART II

Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters..............13

Item 6     Selected Consolidated Financial and Operating Data....................................14

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................................15

Item 7A    Quantitative and Qualitative Disclosures about Market Risk............................25

Item 8     Financial Statements and Supplementary Data...........................................25

Item 9     Changes in and Disagreements with Accountants, on Accounting and Financial Disclosure..............................................................26

                                             PART III

Item 10    Directors and Executive Officers of the Registrant....................................26

Item 11    Executive Compensation................................................................26

Item 12    Security Ownership of Certain Beneficial Owners and Management........................26

Item 13    Certain Relationships and Related Transactions........................................26

                                             PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................26

Index To Consolidated Financial Statements......................................................F-1

ITEM 1            BUSINESS

         (In this report, the words "we", "our", "us", "CoStar" or "the Company" refer to CoStar Group, Inc. and its subsidiaries. This report also refers to our Web site, but information contained on that site is not part of this report.)

         CoStar Group, Inc., a Delaware corporation incorporated in 1998 to succeed its predecessor companies, is the nation's largest provider of information services to the commercial real estate industry. Through internal development, extensive research and strategic acquisitions over 13 years, CoStar has compiled a comprehensive proprietary database that, as of March 22, 2000, covered 54 markets and tracked leasing and sales transactions for over 15 billion square feet of commercial real estate and approximately 900,000 tenants. CoStar delivers its content to customers through eight distinct products and services. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, sales comparable information, decision support, contact management, tenant information, property marketing, and industry news. In 1999, the Company made significant progress in moving its business model to the Internet. Substantially all our current services are digitally delivered and most of our clients receive information over the Internet. The advent of the Internet allows CoStar to integrate data from distinct product areas, deliver it more quickly to customers and allows our clients to increase their efficiencies, decrease costs of conducting business and ultimately, increase transaction values. Today, we are creating a digital marketplace where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions over the Internet due to efficient exchange of accurate and standardized information supplied by CoStar.

         We have three assets that provide a unique foundation for this marketplace: the most comprehensive, proprietary, national database in the industry; the largest research department in the industry; and what we believe is the largest number of participating organizations. Our database has been constructed over more than a decade by a research department that makes updates daily to our database throughout the year. In addition to our internal efforts, we have obtained and assimilated over 50 proprietary databases. The database now contains information on over $500 billion in lease transactions and covers more over $40 billion in properties for sale.

INDUSTRY OVERVIEW

         We believe that the market for commercial real estate information is vast based on the variety, volume, and value of transactions related to commercial real estate. To facilitate transactions, industry participants must have extensive, accurate, and current information. Members of the commercial real estate and related business community require daily access to current data such as rental rates, vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market developments to carry out their businesses effectively. Such data collection is time-consuming, as shown by a 1996 study we commissioned, which found that commercial real estate professionals spent 40% of their workday collecting and analyzing information on the real estate market. Therefore, there is a strong need for an efficient marketplace, where members of the commercial real estate and related business community can exchange information, evaluate opportunities using national standardized data, and interact with each other on a continuous basis.

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

         The commercial real estate and related business community generally operates in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers, and local research companies, have attempted to collect data on specific markets and to develop software to analyze the information they had independently gathered. This fragmented approach has resulted in duplication of effort in the collection and analysis of information, excessive internal cost, non-standardized data with varying degrees of accuracy and comprehensiveness, and a large information gap.

         The creation of an efficient digital marketplace for commercial real estate will require an infrastructure of a national, standardized database, accurate and comprehensive research capabilities, and intensive, real-time participant interaction. The Internet can help maximize interaction among participants in a marketplace. The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, create community among individuals with similar interests, and conduct business electronically. In addition to its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media, which enable users to:

         - retrieve enormous amounts of information at low cost and without geographic limitation;
         - access dynamic and interactive content on a real-time basis; and
         - communicate and interact instantaneously with a single individual or with large groups of users.

COSTAR'S COMPREHENSIVE, NATIONAL DATABASE

         CoStar has spent 13 years building and acquiring a proprietary database of commercial real estate information, including leasing, sales, tenants, demand statistics and digital images The completed acquisition of COMPS.COM, Inc. ("Comps") in February 2000 significantly increased the resources in our database. Comps has spent 18 years building a proprietary database of commercial real estate sales transactions.

         Combined, as of March 22, 2000, our proprietary database contains:

         - more than 15 billion square feet of U.S. commercial real estate;
         - approximately 350,000 CoStar and approximately 330,000 Comps commercial real estate properties;
         - information for 54 U.S. markets;
         - over two billion square feet of space available;
         - over 38,000 properties for sale;
         - approximately 900,000 tenants occupying commercial real estate space;
         - more than 530,000 sales transactions valued at over $660 billion;
           and
         - over 660,000 high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

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

COSTAR RESEARCH

         We have developed a sophisticated data collection organization, made up of a combination of researchers, license agreement, management systems, computer and communications hardware, and software systems.

         Research Department. As of March 13, 2000, over 700 commercial real estate research professionals worked for us. CoStar's researchers collect and analyze office and industrial real estate information through hundreds of thousands of phone calls, e-mails, internet updates and faxes a year, in addition to field inspections, news monitoring, and direct mail. Every new research employee undergoes an extensive training program to maintain a consistent research process. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, these professionals frequently take the initiative to report transactions to our researchers.

         In connection with obtaining sales comparable data, Comps researchers review multiple sources of information to comprehensively identify recent commercial property transactions in 47 markets throughout the United States. Once a potential transaction is identified, Comps researchers inspect county courthouse records and extract pertinent information directly from the recorded deed into the database in order to increase the accuracy of each sales comp report. Comps researchers match the legal description of the deed with a tax or plat map and then proceed to perform a site inspection on the commercial properties. The site inspection consists of photographing the building, measuring the building (if necessary), counting parking spaces, assessing property condition and construction, and gathering tenant information. Comps researchers then interview buyers, sellers and brokers via telephone to seek to confirm the information and to gather additional information.

         As of March 13, 2000, over 200 field researchers compiled digital images, location information and site-specific data for us, by both verifying data in CoStar's database and entering new data into the database. Some of these researchers use CoStar trucks equipped with Global Positioning Systems, which use satellites to keep track of the trucks' location and pinpoint building locations. As of March 13, 2000, CoStar had 29 trucks in a total of 19 markets that were used by field researchers. In addition, over 100 of our field researchers are photographers who take photographs of commercial real estate properties for CoStar to add to the collection of CoStar's digital images in our database.

         License Agreements. We license a small portion of our data from public record providers such as Axciom DataQuick, TransAmerica/Intellitech and First American RES. The licensing agreements with these entities provide for the use of certain of their national property ownership information in the enhancement and development of various CoStar services.

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

         Computer and Communications Hardware. We maintain Windows NT servers in support of the database and a national internal frame relay network to allow remote researchers real-time access to the database. We store full data back-ups off site.

         Software Systems. We use client-server software to manage our internal data collection. In addition, over the past decade we have developed and refined our own software systems. This software has four primary functions:

         - collection of building-specific data;
         - tracking of commercial real estate companies and individuals;
         - facilitation of our operations; and
         - distribution of data.

PRODUCTS AND SERVICES

         Our various current and planned products and services are described in detail in the following paragraphs.

         CoStar Exchange. We have developed a database of over 38,000 commercial properties for sale with a combined asset value in excess of $40 billion. We expect to distribute that information in a broker-centric model through a secure Web-based browser, to be known as CoStar Exchange. We expect that sellers and brokers of properties will be able to list extensive information about their properties for sale on the site at no cost. The site will afford an efficient means for these sellers to reach a large universe of potential buyers. We expect that potential buyers will pay a subscription fee to access the system. Sellers of investment-grade properties will have the additional option of selecting limited, secure distribution of their properties in order to address confidentiality requirements. We expect that the CoStar Exchange service will integrate the content developed through years of research under the CoStar Property, CoStar Tenant, CoStar COMPS and other CoStar services. We expect to release CoStar Exchange in the second quarter of 2000.

         CoStar Property. CoStar Property has fostered the development of the digital leasing marketplace. Subscribers use CoStar Property to research leasing options, analyze market conditions and competitive property positions, and produce multimedia client presentations. Members of the broader commercial real estate community, including non-CoStar subscribers, utilize CoStar Property extensively to market their properties. Subscribers can query CoStar Property with any combination of pertinent criteria, combining any of approximately one hundred data fields from categories such as building size, location, building characteristics, space availability, ownership, or sales comparables. CoStar Property's search engine scans through hundreds of millions of square feet of space in a specified market in seconds to find all the properties meeting the search criteria. Our subscribers can select from over 50 customizable reports, presenting space availability, comparable sales, tenant activity, market statistics, photographs, and floor plans. Users can export and edit reports, photos, and floor plans to help determine feasibility of a specific space. Our subscribers also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates, or average rental rates.

         CoStar Tenant. CoStar Tenant delivers detailed information profiling the tenants occupying commercial buildings by tracking tenants in 28 U.S. markets. A key service feature is lease expiration information. Subscribers use CoStar Tenant to gather information about particular tenants, identify and target the most likely tenants to lease space, ascertain all tenants in a particular building, understand trends and the underlying demand for commercial real estate, locate and target the tenants most likely to need representation for their real estate requirements, and pinpoint the tenants most likely to buy a particular vendor's goods and services.

         CoStar COMPS. Through the acquisition of Comps in February 2000, we now provide comprehensive, national information on comparable sales information in the commercial real estate industry. This service is provided for 47 markets nationally representing 145 counties, through a Web-based system and includes information on sale prices, income and expenses, capitalization rates, loan data and other key details. Customers may search the proprietary database of comparable sale information by multiple search parameters, including location, property type, square footage, price range and number of units. Customers receive a report of all relevant properties in the database matching their search criteria, including photographs.

         CoStar ARES. Through the acquisition of ARES Development Group, LLC in September 1999, we are now the provider of CoStar ARES 2000, a leading contact management and business tool for commercial real estate professionals. CoStar ARES 2000 works in conjunction with ACT! 2000 and turns ACT! into a real estate productivity system by providing commercial real estate elements that are not provided by ACT!. Users of CoStar ARES 2000 can import data from CoStar Property and CoStar Tenant into CoStar ARES 2000.

         CoStar Marketplace. CoStar Marketplace provides an on-line means for the commercial real estate and related business community to direct advertising to the appropriate decision-makers. We currently deliver this service through our CoStar services and via our Website. This service benefits our clients by providing them increased distribution, higher visibility, and a more cost-effective way to reach their targeted audience for their advertising materials.

         CoStar News. Our Website, our CoStar services, and our e-mail news dispatches have become an accepted source of reliable industry news. In 1999, we authored over 5,000 news stories. These articles have been cited by numerous major news organizations. Our newswire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions, ground breakings and other features.

         CoStar Analytic. We currently provide a full line of detailed analytical tools and reports through CoStar Property and CoStar Tenant. These tools provide strategic insight into the changing trends in vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market metrics. We are enhancing these services through CoStar Analytic. Once released, we expect that CoStar Analytic will provide a Web-based analytic tool that will allow users to perform more sophisticated analyses of underlying market conditions and trends when making investment, leasing, purchase, sale, construction, and marketing decisions involving commercial real estate. We may also provide fee-based customized reports and advisory services.

         Backlog. We do not have a significant backlog and do not believe that backlog is a meaningful indicator of our future results.

CLIENTS

         We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally been the largest portion of CoStar clients. Recently, however, the fastest growing segments for CoStar services have been owners, lenders, and vendors. The following chart provides representative clients in various categories.

BROKERAGE                       LENDERS, INVESTMENT BANKERS                       APPRAISERS,
---------                       ---------------------------                       -----------
                                                                                  ACCOUNTANTS
                                                                                  -----------
CB Richard Ellis                Deutschebank                                      Arthur Anderson
Grubb & Ellis                   Donaldson, Lufkin & Jenrette                      E & Y Kenneth Leventhal
Jones Lang LaSalle              GMAC Commercial Mortgage                             Real Estate Group
Insignia/ESG                    Merrill Lynch                                     Koeppel Tener Real Estate
Julien J. Studley               NationsBank                                       KPMG
The Staubach Company            Bank of America                                   PriceWaterhouse Coopers
Carter & Associates             Wells Fargo                                       Deloitte and Touche
Colliers                        Washington Mutual
Binswanger                      World Savings
Marcus & Millichap              First Nationwide

REITs                           OWNERS AND DEVELOPERS                             VENDORS
-----                           ---------------------                             -------
Boston Properties               Hines                                             IntelliSpace
CarrAmerica                     Trammel Crow Company                              Kastle Systems
Cornerstone Properties          TrizecHahn Corporation                            RCN Corporation
Equity Office Properties        Gale & Wentworth                                  Teligent
Prentiss Properties             Manulife Financial                                WinStar Communications

                                                                                   INSTITUTIONAL
                                                                                   ADVISORS,
GOVERNMENT AGENCIES                        PROPERTY MANAGERS                       ASSET MANAGERS
-------------------                        -----------------                       --------------
County of Los Angeles                      Kennedy-Wilson Properties               AEW Capital Management
Fairfax County Dev. Authority              Leggat McCall Properties                Jones Lang LaSalle
Fannie Mae                                 Lincoln Property Company                Legg Mason
Montgomery County Office                   PM Realty Group                         LendLease Real
   of Economic Development                 U.S. Equities Realty                       Estate Investments
NYC Economic Development.                                                          USAA Real Estate
U.S. General Services Administration                                                  Company

         As of March 13, 2000, CoStar had an estimated 25,000 end users at over 3,600 clients using one or more of CoStar's products, and Comps had an estimated 25,000 end users at over 6,000 clients using one or more of Comps' products. This includes the majority of the national commercial real estate brokerage firms. As of December 31, 1999, no single client accounted for more than 5% of our revenues. During the past five years, our contract renewal rate has exceeded 90%.

SALES AND MARKETING

         As of March 13, 2000, we had over 130 sales and marketing employees, with the majority of our direct sales force located in the field. Our sales teams are geographically focused and located in 23 field sales offices in our largest U.S. markets. Our offices typically serve as the platform for our in-market sales, client service, and field research operations for their respective regions. The field sales offices also work with our headquarters operation to coordinate sales to our multi-market and national clients. In addition, we have a client service staff with responsibility for installing and training our client base, ensuring high client satisfaction, renewing existing client contracts, and identifying cross-selling opportunities. We use a proprietary enterprise-wide client management system integrated with our database and telecommunications system. This integrated system allows the sales force, research staff, client service, and accounting department to develop a coordinated sales and account management effort.

         Our field sales people focus in one of three areas, Information Solutions, Marketing Solutions or CoStar ARES 2000. The Information Solutions sales personnel focus on existing information services such as CoStar Property, CoStar Tenant and CoStar COMPS, and will in the future focus on new information services, such as CoStar Exchange and CoStar Analytic. Many of our salespeople have significant commercial real estate experience, allowing them to take a consultative sales approach. The Marketing Solutions sales personnel sell on-line advertising on our website, www.costargroup.com, and advertising spaces in the CoStar Property and CoStar Tenant regional newswires. Many of these sales people have an advertising sales background or experience in commercial real estate. A team of inside and field sales people, together with a team of telemarketing sales people, work to sell CoStar ARES 2000. Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to our newer services.

         We seek to make our services essential to our clients' businesses. To encourage clients to use our services regularly, we generally charge fixed monthly amounts rather than fees based on actual system usage. Our clients' monthly charges are based on the number of sites, organization size, the company's business focus, and the number of services to which a client subscribes.

         Our primary marketing methods include: service demonstrations, direct marketing, trade show and industry events, print advertising, and client referrals. Direct marketing is the most cost effective means for us to find prospective clients. Once we have identified a prospective client, we have found the most effective sales method is a service demonstration. Our direct marketing efforts include direct mail, e-mail, and telemarketing, and make extensive use of our unique, proprietary database. Our advertising includes Internet banners, private network banners, and traditional print advertising. This form of advertising is used for brand identity, message reinforcement, and potential client identification. We also attend industry tradeshows and seminars to reinforce our relationships with our core user groups.

COMPETITION

         The market for information systems and services generally is competitive and rapidly changing. The market for Internet services and providers is relatively new, intensely competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information are:

         - quality and depth of the underlying databases;
         - ease of use, flexibility, and functionality of the software;
         - timeliness of the data;
         - breadth of geographic coverage and services offered;
         - perception that the service offered is the industry standard;
         - proprietary nature of methodologies, databases and technical resources;
         - effectiveness of marketing and sales efforts;
         - client service and support;
         - vendor reputation;

         - brand loyalty among customers;
         - capital resources; and
         - price.

         We compete directly and indirectly for customers with the following categories of companies:

         - online services or Web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Propertyfirst.com, LoopNet, Inc. and Realtyiq.com;
         - publishers and distributors of information services, such as regional providers such as Realty Information Tracking Services, and smaller local providers, and national print publications such as Black's Guide;
         - in-house research departments operated by some commercial real estate brokers; and
         - public record providers such as First American Res, Acxiom DataQuick and TransAmerica, though many of their customers view these public record providers as complementary to our services and often subscribe to one of these services as well as Comps' service.

         As the digital real estate marketplace develops, additional competitors (including companies which could have greater financial, product development, technical, and marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing or potential competitors, competition could materially harm our business.

PROPRIETARY RIGHTS

         To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

         - trade secret, copyright and trademark laws;
         - nondisclosure, noncompetetion and other contractual provisions with employees;
         - license agreements with customers;
         - patent protection; and
         - technical measures.

         We seek to protect our software's source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for our databases, software and other materials. Under current law, the arrangement and selection of data may be protected, but the actual data itself may not be. Moreover, other people are free to try to independently create databases that perform the same function as ours. We believe, however, that they would find it very time-consuming and costly to create a competing database. We license our database, software and services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our data, images and software. In addition, the license agreements prohibit the unauthorized reproduction or transfer of the information and software we license.

         We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures to discourage unauthorized copying.

         We have filed trademark applications to register the "CoStar" mark in the United States and Canada, and we have a registered trademark for "CoStar" in the United Kingdom. In addition, we have filed trademark applications to register trademarks for a variety of names for the CoStar products and other marks. In addition, "COMPS" is a registered trademark of Comps. We recently filed a patent application covering certain of our methodologies and software.

         On September 30, 1999, CoStar filed suit against LoopNet, Inc and its president Dennis DeAndre in the U.S. District Court for the District of Maryland. The complaint asserts, among other things, that LoopNet infringed CoStar's copyrights by unlawfully displaying and distributing CoStar's copyrighted photographs on LoopNet's web site. On March 14, 2000, the judge issued a preliminary injunction ordering LoopNet, Inc. to remove CoStar photographs from the LoopNet website once CoStar notifies it of any possible infringement. The injunction also requires that LoopNet notify users whenever it removes CoStar photographs submitted for posting on LoopNet's Web site. It also mandates that LoopNet require certain repeat offenders to produce evidence of copyright ownership before posting any photograph to the LoopNet Web site. In its suit, CoStar is seeking monetary damages for past infringements, attorney's fees and a permanent injunction against LoopNet.

EMPLOYEES

         As of March 13, 2000, we employed 960 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

ITEM 2            PROPERTIES

         Our corporate headquarters occupy approximately 48,000 square feet in Bethesda, Maryland, under leases and subleases expiring between April 30, 2000 and July 31, 2000. In April 2000, we expect to move to a new corporate headquarters in Bethesda, Maryland, occupying approximately 60,000 square feet under a lease that expires on March 14, 2010. Comps is headquartered in San Diego and leases approximately 40,000 square feet under a lease that expires on August 31, 2002 and leases approximately 43,000 square feet under a lease that expires on January 31, 2004. We believe that our Bethesda, Maryland and San Diego facilities will be adequate to meet our requirements for our headquarters for the foreseeable future.

         We also lease office space in a variety of other locations, including, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Newport Beach; Philadelphia; Houston; Mason, Ohio; Atlanta; Phoenix; Southfield, Michigan; Iselin, New Jersey; Charlotte, North Carolina; Ft. Lauderdale, Florida; Seattle; Denver; Austin; Dallas; Sacramento, California; and Tampa, Florida.

ITEM 3            LEGAL PROCEEDINGS

         On November 5, 1999, a suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County under the caption Morris v. Avis, et al (C.A. 197554). The suit alleged breaches of fiduciary duties by the former members of the board of directors of Comps and Summit Partners. On November 8, 1999, a suit was filed in the Superior Court of the State of California of and for the County of San Diego captioned Berghoff v. Comps.com et al (case no. GIC 738362). The allegations in the California lawsuit are similar to the allegations in the Delaware suit. The plaintiffs in both of these lawsuits had requested monetary damages and injunctive relief to prevent the consummation of the merger between Comps and CoStar. On January 6, 2000, the Delaware suit was voluntarily dismissed by the plaintiff. On February 4, 2000, the parties to the California lawsuit entered into a Memorandum of Understanding that sets forth their agreement to settle the lawsuit. The parties are in the process of fully documenting the settlement of the class action in order to obtain the necessary court approval. A hearing has been scheduled in the California action on March 29, 2000 to address the status of this matter. The parties intend to seek the preliminary approval by the court of the settlement either at this hearing or at a subsequent hearing to be scheduled shortly thereafter.

         The Company currently and from time to time is involved in other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management of the Company, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant did not submit any matters to a vote of its security holders during the quarter ended December 31, 1999.

ITEM 5            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER  MATTERS

         Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market under the symbol "CSGP." Public trading of our common stock began on July 1, 1998. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market.

YEAR ENDED DECEMBER 31, 1998                                                    HIGH           LOW
----------------------------                                                    -----          ---
   Third Quarter (from July 1, 1998)............................................$10 7/8        $5 1/2
   Fourth Quarter...............................................................$14            $6

YEAR ENDED DECEMBER 31, 1999
----------------------------

   First Quarter................................................................$29 1/4        $12 5/8
   Second Quarter...............................................................$48 5/8        $28 1/2
   Third Quarter................................................................$48            $22 3/16
   Fourth Quarter...............................................................$35 7/8        $14 5/16

         As of March 13, 2000, there were approximately 142 holders of record of our common stock. On March 13, 2000, the last sale price reported on the Nasdaq Stock Market for our common stock was $52 1/8 per share.

         Dividend Policy. We have never declared or paid any dividends on our common stock. We do not plan to do so in the foreseeable future.

         Recent Issues of Unregistered Securities. During 1999, we made certain issues of shares of our common stock without registration under the Securities Act of 1933 (the "Securities Act"). On January 8, 1999, we acquired LeaseTrend, Inc. ("LeaseTrend") through a transaction in which the shareholders of LeaseTrend received 566,671 shares of Common Stock and approximately $4,500,000 in cash. These shares were purchased for investment purposes. The issuance of these shares was effected in reliance on an exemption from registration under
Section 4(2) of the Securities Act. On January 22, 1999, we acquired Jamison Research, Inc. ("Jamison") through a transaction which the shareholders of Jamison received 446,637 shares of Common Stock and approximately $5,284,000 in cash. These shares were purchased for investment purposes. The issuance of these shares was effected in reliance on an exemption from registration under
Section 4(2) of the Securities. On September 15, 1999, we acquired ARES Development Group, LLC ("ARES") through a transaction in which the members of ARES received 33,208 shares of Common Stock and approximately $250,000 in cash. These shares were purchased for investment purposes. The issuance of these shares was effected in reliance on the exemption from registration under
Section 4(2) of the Securities Act.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER OPERATING DATA)

         The following table provides selected financial data for the five years ended December 31, 1999. The Statement of Operations Data we show below for 1997 through 1999 and the Balance Sheet Data for 1998 and 1999 is derived from audited financial statements that we include later in this report. The Statement of Operations Data for 1995 and 1996 and the Balance Sheet Data we show below for 1995 through 1997 is derived from audited financial statements for those years, which do not appear in this report. As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1995 through 1999 is derived from the audited financial statements of us and of our predecessor companies for those years.

                                                       YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------
                                            1995     1996     1997      1998      1999
                                           ------   ------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
  Revenues...........................      $2,062  $ 4,336   $ 7,900   $13,900  $ 30,234
  Cost of revenues...................         931    2,188     3,413     4,562    13,244
                                           ------  -------   -------   -------  --------
  Gross margin.......................       1,131    2,148     4,487     9,338    16,990
  Operating expenses.................       1,994    4,829     7,786    12,864    32,373
                                           ------  -------   -------   -------  --------
  Loss from operations...............        (863)  (2,681)   (3,299)   (3,526)  (15,383)
  Other income (expense), net........          79       49        33       341     3,106
                                           ------  -------   -------   -------  --------
  Net loss...........................      $ (784) $(2,632)  $(3,266)  $(3,185) $(12,277)
                                           ======  =======   =======   =======  ========
  Net loss per share - basic and
     diluted.........................      $(0.22) $ (0.60)  $ (0.57)  $ (0.44) $  (1.05)
                                           ======  =======   =======   =======  ========
  Weighted average shares
     outstanding.....................       3,635    4,388     5,722     7,213    11,727
                                           ======  =======   =======   =======  ========


                                                         AS OF DECEMBER 31,
                                            --------------------------------------------
                                            1995     1996      1997     1998      1999
                                            -----   ------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents..........      $1,328   $3,326   $ 1,069   $19,667  $ 94,074
  Working capital....................       1,017    2,248    (1,547)   16,900    89,153
  Total assets.......................       3,015    7,670     6,581    27,541   136,905
  Total liabilities..................         688    2,000     3,664     4,338    17,208
  Stockholders' equity................      2,327    5,670     2,917    23,203   119,697


                                                         AS OF DECEMBER 31,
                                             --------------------------------------------
                                            1995     1996       1997     1998      1999
                                           ------   ------    -------  --------  --------
OTHER OPERATING DATA:
  Markets Covered by Database..........         4        9        14        19        41
  Counties Covered by Database.........        42       56       120       136       259
  Number of Clients....................       204      542     1,123     1,731     3,612
  Billions of Square Feet in
     Database..........................       2.2      3.3       6.5       9.1      15.6
  Buildings in Database................    24,822   43,520   112,335   175,471   334,917
  Images in Database...................    24,926   47,308    90,545   178,827   349,526

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         CoStar is the leading provider of information services to the U.S. commercial real estate industry. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, and industry news. Substantially all of our current services are digitally delivered over the Internet.

         We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisition of Comps, and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions and working capital and general corporate purposes.

         From 1994 through 1999, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison. In September 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps discussed in detail later in this section.

         We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of December 31, 1999, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia and Boston. These regions provide us with substantial cash flow, which we reinvest into the business. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

         The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services, expansion of all existing services across current markets and geographic expansion in the U.S. and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate significant losses and negative cash flow from operations during the next two years.

         Although our services are expanding rapidly, our CoStar Property and CoStar Tenant services currently generate the largest portion of our revenue. The CoStar Property and CoStar Tenant contracts range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company's business focus, and the number of services to which a client subscribes. Our contract renewal rate currently exceeds 90% on an annual basis. Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

         As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1997 through 1999 is derived from the audited financial statements of us and of our predecessor companies for those years.

CONSOLIDATED RESULTS OF OPERATIONS

         The following table provides our selected consolidated results of operations (in thousands of dollars and as a percentage of total revenue) for the indicated periods:

                                                      YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                1997              1998             1999
                                           --------------    --------------   --------------
Revenues.................................  $ 7,900   100%    $13,900   100%   $ 30,234 100%
Cost of revenues.........................    3,413    43       4,562    33      13,244  44
                                           -------   ---     -------   ---    -------- ---
Gross margin.............................    4,487    57       9,338    67      16,990  56
Operating expenses
     Selling and marketing...............    4,374    55       7,240    52      19,869  66
     Software development................      395     5         704     5       1,108   4
     General and administrative..........    3,017    38       4,920    35      11,396  37
                                           -------   ---     -------   ---    -------- ---
          Total operating expenses.......    7,786    98      12,864    92      32,373 107
                                           -------   ---     -------   ---    -------- ---
Loss from operations.....................   (3,299)  (41)     (3,526)  (25)    (15,383)(51)
Other income (expense), net..............       33     0         341     2       3,106  10
                                           -------   ---     -------   ---    -------- ---
Net loss.................................  $(3,266)  (41)%   $(3,185)  (23)%  $(12,277)(41)%
                                           =======   ===     =======   ===    ======== ===

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

         Revenues. Revenues grew 118% from $13.9 million in 1998 to $30.2 million in 1999. This increase resulted principally from growth in our client base in all regions we served, expansion into new regions, and expansion of our services in existing regions. Revenues from regions we considered established as of December 31, 1999 grew from $13.1 million in 1998 to $19.8 million in 1999, an increase of 51%. During 1999, we expanded into Seattle and acquired and converted over twenty regions, including Atlanta, Dallas, Denver, Florida and the Midwest. Our advertising revenues, which we generated primarily in our established regions, increased 66% from $969,000 in 1998 to $1.6 million in 1999.

         Gross Margin. Gross margin increased from $9.3 million in 1998 to $17.0 million in 1999. While gross margin increased in total, as a percentage of revenues it decreased from 67% to 56%. The increase in gross margin amounts resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the year ended December 31, 1999 includes purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions of approximately $682,000.

         Selling and Marketing Expenses. Selling and marketing expenses increased 174% from $7.2 million in 1998 to $19.9 million in 1999 and increased as a percentage of revenues from 52% in 1998 to 66% in 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and purchase price amortization of an aggregate amount of approximately $1.6 million for the Jamison, LeaseTrend and ARES acquisitions for the year ended December 31, 1999. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging and acquired regions, including Phoenix, Houston, Denver, Florida and the Midwest, contributed to the increased expenses.

         Software Development Expenses. Software development expenses increased 57% from $704,000 in 1998 to $1.1 million in 1999, but decreased as a percentage of revenues from 5% in 1998 to 4% in 1999. The increase in expenses reflects development costs for the expansion of services for emerging and established regions and new service initiatives.

         General and Administrative Expenses. General and administrative expenses increased 132% from $4.9 million in 1998 to $11.4 million in 1999 and increased as a percentage of revenues from 35% in 1998 to 38% in 1999. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base, as well as the increased administrative costs of a public company. Additionally, our general and administrative expenses include an aggregate amount of approximately $1.3 million of purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions.

         Other Income. Other income increased from $341,000 in 1998 to $3.1 million in 1999. This increase resulted from an increase in interest income due to our higher average cash balances in 1999, reflecting the net proceeds from our follow-on public offering in May 1999.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

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

CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

         The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods:

                                                            1998                                     1999
                                           --------------------------------------  ---------------------------------------
                                           MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                           -------   -------   --------   -------  --------   -------   --------   -------
                                                                           (IN THOUSANDS)
Revenues.................................  $2,839    $ 3,254    $3,659   $ 4,148   $ 6,127    $ 7,178    $ 8,021    $ 8,908
Cost of revenues.........................     904        968     1,248     1,442     2 594      3,068      3,616      3,965
                                           ------    -------   -------   -------   -------    -------    -------    -------
Gross margin.............................   1,935      2,286     2,411     2,706     3,533      4,110      4,405      4,943
Operating expenses.......................   2,281      2,492     3,650     4,442     5,759      7,352      8,898     10,364
                                           ------    -------   -------   -------   -------    -------    -------    -------
Loss from operations.....................    (346)      (206)   (1,239)   (1,736)   (2,226)    (3,242)    (4,493)    (5,421)
Other income (expense), net..............     (38)       (40)      202       218        62        616      1,234      1,193
                                           ------    -------   -------   -------   -------    -------    -------    -------
Net loss.................................  $ (384)   $  (246)  $(1,037)  $(1,518)  $(2,164)   $(2,626)   $(3,259)   $(4,228)
                                           ======    =======   =======   =======   =======    =======    =======    =======


                                                               1998                                     1999
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   -------
                                                                    (AS A PERCENTAGE OF TOTAL REVENUE)
Revenues.................................       100%      100%      100%       100%      100%      100%      100%       100%
Cost of revenues.........................        32        30        34         35        42        43        45         45
                                                ---       ---       ---        ---       ---       ---       ---        ---
Gross margin.............................        68        70        66         65        58        57        55         55
Operating expenses.......................        81        77       100        107        94       102       111        116
                                                ---       ---       ---        ---       ---       ---       ---        ---
Loss from operations.....................       (13)      ( 7)      (34)       (42)      (36)      (45)      (56)       (61)
Other income (expense), net..............         1         0         6          5         1         9        15         13
                                                ---       ---       ---        ---       ---       ---       ---        ---
Net loss.................................       (14)%     ( 7)%     (28)%      (37)%     (35)%     (36)%     (41)%      (48)%
                                                ===       ===       ===        ===       ===       ===       ===        ===

LEASETREND, INC. ACQUISITION

         On January 8, 1999, the Company acquired all of the common stock of LeaseTrend, Inc., a Cincinnati based provider of commercial real estate information, for approximately $4.5 million in cash and 566,671 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9.2 million including acquisition expenses.

JAMISON RESEARCH, INC. ACQUISITION

         On January 22, 1999, the Company acquired all of the common stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for approximately $5.3 million in cash and 446,637 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10.3 million including acquisition expenses.

ARES DEVELOPMENT GROUP, LLC ACQUISITION

         On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provides for $1,000,000 of additional consideration (in a combination of cash and stock) that may be paid by the Company upon the achievement of certain operating goals by the members of ARES. In February 2000, we issued 2,140 shares of our common stock and paid $437,500 in cash to the members of ARES for the achievement of the first of the operating goals by the members of ARES.

COMPS.COM, INC. ACQUISITION

         On February 10, 2000, CoStar completed the acquisition of Comps under a merger agreement, dated as of November 3, 1999, among Costar, Comps and Acq Sub, Inc. ("Acq Sub"), a wholly-owned subsidiary of CoStar. Comps' primary asset is a database of commercial real estate sales information. In connection with the transaction, Comps was merged with and into Acq Sub, which was the surviving corporation in the merger. Immediately after the merger, Acq Sub changed its name to Comps, Inc. The merger agreement provided for each share of Comps common stock to receive either $7.50 in cash or 0.31496 shares of CoStar common stock, subject to adjustment to ensure that 50.1% of the Comps shares received Costar common stock and 49.9% of the Comps shares received cash. The aggregate consideration included:

    - $49,015,905 in cash paid to former holders of Comps common stock (excluding cash paid for fractional shares); and

    - 2,258,738 shares of CoStar common stock (including shares issued to former warrantholders of Comps).

        Comps reported a cash and short term investment balance of approximately $49.5 million at September 30, 1999, which resulted from its initial public offering in May 1999. Comps also reported long term debt of approximately $3.8 million at September 30, 1999. Although Comps was experiencing operating losses and negative cash flow from operations, the remaining cash and short term investments at the closing date significantly offset the overall cash consideration for the purchase of Comps by the Company. The cash portion of the purchase price was obtained by CoStar from the proceeds from the sale of its common stock in a public offering in May 1999. We will make significant investments to integrate Comps into our organization, including costs to:

         - upgrade computer systems;
         - establish network connections;
         - convert database structures;
         - train personnel; and
         - migrate Comps clients to our services.

         We are taking steps to reduce the operating losses and negative cash flow of our Comps subsidiary, but we expect these losses and negative cash flow to continue throughout the year 2000. Additionally, CoStar will experience significant charges to operations for the amortization of intangible assets resulting from the acquisition. These assets will be amortized over lives of two to ten years.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance was $94,074,127 at December 31, 1999, an increase of $74,407,240 from $19,666,887 at December 31, 1998. This increase was due principally to the $97.4 million in proceeds from the follow-on public offering, which was offset by cash used for the acquisitions of LeaseTrend and Jamison in January 1999 and ARES in September 1999, cash used in operating activities, $4,520,375 in purchases of property and equipment and $1,589,060 in purchased building photography. During the year ended December 31, 1999, we financed our operations and growth through cash flow from the established regions and the proceeds of the public offerings. Net cash used in operations for the year ended December 31, 1999 was $7,476,662 compared to net cash used in operating activities of $293,426 for the year ended December 31, 1998. This was a direct result of expenditures required for the expansion in the emerging and acquired regions. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate substantial cash flow from operations.

         Net cash used in investing activities amounted to $16,456,157 for the year ended December 31, 1999, including $9,736,950 (net of acquired cash) for the acquisition of LeaseTrend, Jamison and ARES. Additional investing activities included capitalized product development costs, purchased building photography, and purchase of property and equipment, consisting principally of computer and office equipment. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including CoStar's and Comps' headquarters, and have commitments for rent payments ranging from $2,435,563 to $4,133,782 annually over the next ten years. Other than such leases and related commitments for leasehold improvements, we currently have no material commitments for capital expenditures.

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

         Through September 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After September 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998. Further, the reversal of deferred taxes of approximately $7.0 million at December 31, 1999, recorded in connection with the purchase of acquired intangibles, will result in a non-cash income tax benefit in future periods.

         We do not believe the impact of inflation has significantly affected our operations.

YEAR 2000

         We are not aware of any Year 2000 issues that have affected our business. The amounts that we expended in connection with Year 2000 compliance were not significant, as we undertook most of our activities in the normal course of business. We estimate, however, that we spent approximately $1 million in 1999 in connection with Year 2000 compliance.

         It is possible that the Company's computerized systems could be affected in the future by the Year 2000 issue. The Company has numerous computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their Year 2000 issues. System failures resulting from these issues could cause disruption to the Company's operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning the financial outlook for 2000 and estimates for the future, our possible or assumed future results of operations generally, new products and services that we expect to release, and other statements and information more specifically regarding assumptions about our earnings per share, capital and other expenditures, financing plans, cash flow, capital structure, pending legal proceedings and claims, future economic performance, operating income, management's plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include "Business", "Properties", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our forward-looking statements are also identified by words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in "Risk Factors", could affect the our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: competition and technological innovation by competitors; sensitivity to general economic conditions and events that affect commercial real estate in particular; business combinations and strategic alliances by other industry participants; growth in commerce conducted over the Internet; changes in relationships with real estate brokers and other strategic partners; and legal and regulatory issues.

         Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

RISK FACTORS

         Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our established markets. We intend to continue to invest in expansion and new services and will therefore sustain substantial losses for at least the next two years. Our ability to earn a profit will largely depend on our ability to generate profits from services that exceed our investment in geographic expansion and new services. We may not be able to generate revenues sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

         Our operating results may fluctuate significantly. Our revenues and operating results may fluctuate with general economic conditions and also for many other reasons, such as: our investments in geographic expansion; the timing of new service introductions and enhancements; the success of new products; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales and marketing promotional activities; loss of clients or revenues due to consolidation in the real estate industry; changes in client budgets; or our investments in other corporate resources.

         We may not achieve the cost savings and sales enhancements that we expect to result from the integration of CoStar and Comps. The merger between CoStar and Comps may not be successful unless we realize significant cost savings and increased sales. Our success in realizing these cost savings and increased sales, and the timing of this realization, depend on the quality and speed of the integration of CoStar and Comps. We have established an integration team that has identified specific areas for cost savings and is continuing to plan the coordination of the two companies. However, we may not realize the cost savings and sales enhancements that we anticipate from integrating operations following completion of the merger as fully or as quickly as we expect for a number of reasons, including: errors in planning or integration; delays in implementing the integration plan; and unexpected events such as major changes in the markets in which we operate.

         We may not be able to successfully introduce new products, including our CoStar Exchange product. Our future business and financial success will depend on our ability to continue to introduce new products into the marketplace. Developing new products, such as CoStar Exchange, imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Exchange, puts pressure on our sales and marketing resources. If we are unable to develop new products, such as CoStar Exchange, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products, such as CoStar Exchange, or are not successful in marketing and selling these new products, it could have a material adverse effect on our results of operations.

         We may not be able to complete successfully our planned expansion. Our future business and financial success will depend on our ability to continue to expand our services and the areas where we do business. These expansion efforts must occur while information technology is rapidly changing. These efforts impose additional burdens on our research, systems development, sales, and general managerial resources. We may not be able to manage this growth successfully. The continued expansion effort on which our future growth depends has inherent risks, such as the following: any new or enhanced services we develop might not meet the increasingly sophisticated needs of our current or potential clients; we might not succeed in developing new or enhanced services; and we might not succeed in entering new geographical markets.

         If we are unable to maintain the integrity and reliability of our data, our business could be harmed. Our success depends on our clients' confidence in the comprehensiveness, accuracy, and reliability of the data we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive, and accurate. But the task of establishing and maintaining this quality while we grow is challenging. We cannot guarantee that we can sustain those efforts. If we cannot maintain the quality of our data, we could experience reduced demand for our services and could be exposed to lawsuits claiming damages resulting from inaccurate data.

         We may not be able to adapt to the rapid technological changes to the Internet and Internet products. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our Web site and introducing and integrating new services and products to capitalize on the technological advances in the Internet. Although in the next year we expect to migrate all of our information products to a web-based platform, this process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet's technological advances. The collection, storage, management and dissemination of commercial real estate information from a centralized database on the Internet is a recent and evolving development. Our market is characterized by rapidly changing technologies, evolving industry standards, increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced in the computer and software industries. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. If we incurred significant costs without adequate results or we are unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

         Our increasing use of the Internet and the World Wide Web exposes us to regulatory and other uncertainties. Most of our clients currently receive their CoStar data via the Internet. We are in the process of making substantially all our services accessible through a standard Web-browser format. This exposes us to various uncertainties arising from the future course of development of the Internet and the World Wide Web. Governments in the United States and abroad might adopt laws or regulations applicable to Internet commerce that could harm our business by, for example, regulating our transmissions over the Internet or exposing our business to new taxes in various jurisdictions. User concerns about the privacy and security of Internet-distributed communications might impede the growth of our business. We may need to expend substantial resources to protect against security breaches on our Web site or in our Internet communications.

         We cannot assure you that our Internet products will achieve market acceptance. We intend to continue to increase our reliance on the Internet for delivery of our services and products. As a result, our future profitability will increasingly rely upon the use of our information services and transaction support products on the Internet. Our ability to obtain market acceptance for our Internet products will depend on the following factors: our ability to transition our customers from the use of our services and products on CD-ROM to the use of these services and products on the Internet in a timely and efficient manner; our customers acceptance of, and their ability to adapt to the use of, our existing and future services and products on the Internet; and our ability to anticipate and adapt to the changing Internet market. If our Internet-based information services or transaction support products are not received favorably by our current customers, their use of our other products may be negatively affected or cause new customers to choose a competitive service over ours.

         Unsatisfactory Internet performance, interruption or failure could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and the World Wide Web. Problems with the Internet or Web may impede the development of our business for a number of reasons. If the number of Internet users or their use of Internet resources continues to grow, we may overwhelm the existing Internet infrastructure. Growth in Internet usage that is not matched by comparable growth of the infrastructure supporting the Internet could result in slower response time, cause outright failure of the Internet, or otherwise adversely affect usage.

         We may be subject to legal liability for displaying or distributing information on the Internet. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. We could also be subject to claims based upon the content that is accessible from our Web site through links to other Web sites or information on our Web site supplied by third parties. Our insurance may not adequately protect us against these types of claims. Even to the extent these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to liability, which may require the expenditure of substantial resources and limit the attractiveness of our service to users.

         Temporary or permanent outages of our computers and software or telecommunications equipment could have an adverse effect on our business. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. Our core computer services and networking equipment are located in a climate controlled, fire and security-protected central location. We keep off-site backup copies of all data contained in our database, maintain a back-up power supply and equipment, and stockpile spare parts. These measures may not, however, adequately protect our business.

         We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret and copyright laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. We cannot guarantee that we will always succeed in this effort. Our business could be significantly harmed if we do not succeed in protecting our intellectual property. The same would be true if a court should find that our services infringe other persons' intellectual property rights. Any intellectual property lawsuits in which we might become involved, either as a plaintiff, such as in the LoopNet lawsuit, or as a defendant, could cost us much time and money.

         International expansion may result in new business risks. If we expand internationally, this expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign commercial real estate markets; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in accounts receivable collection and longer collection periods; cost of enforcement of contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences.

         Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew C. Florance. Our business requires highly skilled technical, sales, management, Web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. Because we are expanding rapidly, we continue to need an increased number of management and support personnel. To retain and attract key personnel, we use various measures, including multi-year employment agreements containing confidentiality and non-competition agreements, a stock option plan, and incentive bonuses for key executive officers. We are the beneficiary of a key person life insurance policy on Mr. Florance. These measures may not be enough to retain and attract the personnel we needs or to offset the impact on our business of a loss of Mr. Florance or other key employees.

         If we are unable to continue to develop our sales force, it could have a material adverse effect on our business. In order to support our growth, we need to substantially increase the size of our direct sales force. Our ability to increase our direct sales force involves a number of risks, including: the competition we face from other companies in hiring and retaining sales personnel; our ability to integrate and motivate additional sales and sales support personnel; our ability to manage a multi-location sales organization; and the length of time it takes new sales personnel to become productive.

         Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. We believe our proprietary database and content compete favorably with our competitors. However, many of our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, greater user traffic and greater financial, technical and marketing resources than us. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements.

         Cyclical downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business depends on conditions in the commercial real estate industry, including businesses that supply or invest in that industry. Changes in the commercial real estate market may affect demand for our services. The traditional economic downturns in the commercial real estate industry could harm our business. These changes could decrease renewal rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients' bargaining power. Any of these factors could adversely affect our business.

         If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in our established markets, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on unattractive terms.

         Problems with our software could impair the use of our services. The software underlying our services is complex and may contain undetected errors. We have previously discovered errors in our proprietary software. Despite testing, we cannot be certain that errors will not be found in current versions, new versions or enhancements of that software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

         Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past and, like most stocks, it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts' estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights; regulatory developments; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

         Stock ownership by executive officers and directors provides substantial influence over matters requiring a vote of stockholders. Our executive officers and directors, and entities affiliated with them, beneficially own a sufficient number of our outstanding common stock to exercise substantial influence over the election of directors and other matters requiring a vote of stockholders. This concentrated ownership might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.

         Our charter documents contain provisions that could impede third party acquisitions. Our governing corporate documents contain provisions that could discourage potential takeover attempts and make attempts by our stockholders to change management more difficult. These provisions include: a requirement that stockholders give us advance notice of certain nominations for our board of directors and of new business for any stockholder meeting; a prohibition on stockholders' calling special meetings; and a prohibition on stockholder action by written consent. Our certificate of incorporation also allows our board of directors to issue up to two million shares of preferred stock and to fix the rights of those shares without a vote by the stockholders. The rights of holders of common stock may be harmed by the rights of the holders of this "blank check" preferred stock. If we issue any preferred stock, an outside party may find it more difficult to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Applying these provisions could delay or prevent a change in control, which could adversely affect the market price of our common stock.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have significant exposure to market risks associated with changes in interest rates related to its cash equivalent securities held as of December 31, 1999.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. The Company is not subject to the provisions of Item 302 of Regulation S-K concerning supplementary financial data.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11           EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)(1) The following financial statements are filed as a part of this report:

                  CoStar Group, Inc. Consolidated Financial Statements

         (a)(2)   No financial statement schedules are required to be filed.

         (a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

         (b) A current report on Form 8-K was filed by the Company on November 17, 1999 with respect to the entering into by the Company of a definitive agreement to acquire COMPS.COM, Inc.

                  A current report on Form 8-K was filed by the Company on February 25, 2000 with respect to the closing of the acquisition of COMPS.COM, Inc. by the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 27 day of March, 2000.

                                           COSTAR GROUP, INC.

                                           By:      /s/
                                              ----------------------------------
                                           Andrew C. Florance
                                           Chief Executive Officer and President

         KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance and Frank
A. Carchedi power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicate.

           SIGNATURE                                 CAPACITY                                  DATE
           ---------                                 --------                                  ----
         /s/                                Chairman of the Board                           March 27, 2000
------------------------------------
Michael R. Klein

         /s/                                Chief Executive Officer and                     March 27, 2000
------------------------------------        President, and a Director
Andrew C. Florance                          (Principal Executive Officer)


         /s/                                Chief Financial Officer                         March 27, 2000
------------------------------------        (Chief Financial and Accounting Officer)
Frank A. Carchedi

         /s/                                Director                                        March 22, 2000
------------------------------------
David Bonderman

         /s/                                Director                                        March 27, 2000
------------------------------------
Warren H. Haber

         /s/                                Director                                        March 24, 2000
------------------------------------
Josiah O. Low, III

         /s/                                Director                                        March 22, 2000
------------------------------------
John Simon

                               COSTAR GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COSTAR GROUP, INC.

Report of Independent Auditors..............................   F-2

Consolidated Statements of Operations.......................   F-3

Consolidated Balance Sheets.................................   F-4

Consolidated Statements of Stockholders' Equity.............   F-5

Consolidated Statements of Cash Flows.......................   F-6

Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

McLean, Virginia
March 1, 2000

                               COSTAR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1997          1998           1999
                                                     -----------   -----------   ------------
Revenues...........................................  $ 7,899,940   $13,900,165   $ 30,234,213
Cost of revenues...................................    3,412,593     4,561,619     13,243,813
                                                     -----------   -----------   -------------
Gross margin.......................................    4,487,347     9,338,546     16,990,400

Operating expenses:

Selling and marketing..............................    4,373,914     7,240,442     19,869,331
Software development...............................      395,077       704,194      1,108,197
General and administrative.........................    3,017,439     4,919,976     11,395,735
                                                     -----------   -----------   -------------
                                                       7,786,430    12,864,612     32,373,263
                                                     -----------   -----------   -------------
Loss from operations...............................   (3,299,083)   (3,526,066)   (15,382,863)
Other income (expense):
Interest expense...................................      (26,421)     (119,716)         --
Interest income....................................       48,743       460,369      3,106,190
Other income.......................................       11,215            --          --
                                                     -----------   -----------   -------------
Net loss...........................................  $(3,265,546)  $(3,185,413)  $(12,276,673)
                                                     ===========   ===========   =============
Net loss per share - basic and diluted.............  $     (0.57)  $     (0.44)  $      (1.05)
                                                     ===========   ===========   =============
Weighted average common shares.....................    5,722,432     7,213,037     11,726,589
                                                     ===========   ===========   =============

See accompanying notes.

                               COSTAR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,666,887   $ 94,074,127
  Accounts receivable, less allowance for doubtful accounts
     of approximately $326,000 and $756,000 as of
     December 31, 19998 and 1999............................     1,245,579      2,840,912
  Prepaid expenses and other current assets.................       325,629      2,458,092
                                                              ------------   ------------
Total current assets........................................    21,238,095     99,373,131
Property and equipment:
  Leasehold improvements....................................       125,895        326,147
  Furniture, office equipment and research vehicles.........     1,031,332      3,386,947
  Computer hardware and software............................     2,228,166      4,545,714
                                                              ------------   ------------
                                                                 3,385,393      8,258,808

Accumulated depreciation....................................    (1,228,465)    (2,376,996)
                                                              ------------   ------------
                                                                 2,156,928      5,881,812

Intangible and other assets.................................     3,954,529     31,222,190
Deposits....................................................       192,060        427,649
                                                              ------------   ------------
Total assets................................................  $ 27,541,612   $136,904,782
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable..........................................  $    800,941   $  1,842,442
  Accrued wages and commissions.............................     1,077,952      2,555,639
  Accrued expenses..........................................       812,250      3,186,141
  Deferred revenue..........................................     1,647,165      2,635,311
                                                              ------------   ------------
Total current liabilities...................................     4,338,308     10,219,533

Deferred taxes..............................................            --      6,988,446

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none outstanding...........................            --             --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 8,771,027 and 12,967,275 issued and
     outstanding as of December 31, 1998 and 1999...........        87,710        129,673
  Additional paid-in capital................................    37,727,345    146,455,554
  Retained deficit..........................................   (14,611,751)   (26,888,424)
                                                              ------------   ------------
Total stockholders' equity..................................    23,203,304    119,696,803
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $ 27,541,612   $136,904,782
                                                              ============   ============

See accompanying notes.

                               COSTAR GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK       ADDITIONAL                       TOTAL
                                 --------------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                   SHARES     AMOUNT      CAPITAL        DEFICIT        EQUITY
                                 ----------  --------  ------------   ------------   -------------
Balance at December 31, 1996....  5,644,519  $ 56,445  $ 13,773,994   $ (8,160,792)  $  5,669,647
  Stock issued for
     acquisition................     44,571       446       205,494                       205,940
  Stock issued for
     compensation...............     64,927       649       299,351             --        300,000
  Reduction of note receivable
     from stockholder...........         --        --         7,458             --          7,458
  Net loss......................         --        --            --     (3,265,546)    (3,265,546)
                                 ----------  --------  ------------   ------------   ------------
Balance at December 31, 1997....  5,754,017    57,540    14,286,297    (11,426,338)     2,917,499
  Exercise of stock options.....     48,480       485        79,515             --         80,000
  Stock issued for initial
     public offering............  2,875,000    28,750    22,708,689             --     22,737,439
  Stock issued for
     acquisition................     93,530       935       584,398             --        585,333
  Warrants......................         --        --        50,000             --         50,000
  Reduction of note receivable
     from stockholder...........         --        --        18,446             --         18,446
  Net loss......................         --        --            --     (3,185,413)    (3,185,413)
                                 ----------  --------  ------------   ------------   ------------
Balance at December 31, 1998....  8,771,027    87,710    37,727,345    (14,611,751)    23,203,304
  Exercise of stock options.....    121,907     1,219       927,447             --        928,666
  Stock issued for follow-on
     public offering............  3,019,495    30,195    97,381,198             --     97,411,393
  Stock issued for
     acquisitions...............  1,046,516    10,466    10,325,271             --     10,335,737
  Stock issued for compensation.      8,330        83        74,887             --         74,970
  Reduction of note receivable
     from stockholder...........         --        --        19,406             --         19,406
  Net loss......................         --        --            --    (12,276,673)   (12,276,673)
                                  ---------  --------  ------------   ------------   ------------
Balance at December 31, 1999.... 12,967,275  $129,673  $146,455,554   $(26,888,424)  $119,696,803
                                 ==========  ========  ============   ============   ============

See accompanying notes.

                               COSTAR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1997         1998          1999
                                                     -----------   -----------   -----------
Operating activities:
Net loss...........................................  $(3,265,546)  $(3,185,413) $(12,276,673)
Adjustments to reconcile net loss to net cash
  provided by (used in) in operating activities:
  Depreciation.....................................      353,333       428,702     1,148,531
  Amortization.....................................      487,144       705,806     3,705,238
  Provision for losses on accounts receivable......       61,343       174,720       430,140
  Non-cash compensation charges....................      157,459        68,446        19,406
Changes in operating assets and liabilities:
  Accounts receivable..............................     (217,153)     (398,955)   (1,949,794)
  Prepaid expenses and other current assets........       29,838      (323,405)   (2,057,418)
  Deposits.........................................       (6,691)      (87,550)     (230,493)
  Accounts payable and accrued expenses............      230,530     1,579,633     3,773,811
  Deferred revenue.................................      (66,668)      744,590       (39,410)
                                                     -----------   -----------   -----------
  Net cash used in operating activities............   (2,236,411)     (293,426)   (7,476,662)
Investing activities:
Purchases of property and equipment, net...........     (522,592)   (1,283,666)   (4,520,375)
Other assets.......................................     (600,670)     (985,262)   (2,198,832)
Acquisitions, net of acquired cash.................     (547,859)       (7,033)   (9,736,950)
                                                     -----------   -----------   -----------
  Net cash used in investing activities............   (1,671,121)   (2,275,961)  (16,456,157)
Financing activities:
Proceeds from (payment of) line of credit..........    1,000,000    (1,000,000)           --
Proceeds from (payment of) subordinated debt to
  stockholder......................................      650,000      (650,000)           --
Net proceeds from public offerings.................           --    22,737,439    97,411,393
Net proceeds from exercise of stock options........           --        80,000       928,666
                                                     -----------   -----------   -----------
  Net cash provided by financing activities........    1,650,000    21,167,439    98,340,059
Net (decrease) increase in cash and cash
  equivalents......................................   (2,257,532)   18,598,052    74,407,240
Cash and cash equivalents at beginning of year.....    3,326,367     1,068,835    19,666,887
                                                     -----------   -----------   -----------
Cash and cash equivalents at end of year...........  $ 1,068,835   $19,666,887   $94,074,127
                                                     ===========   ===========   ===========

See accompanying notes.

                               COSTAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         CoStar Group, Inc. (the "Company") has created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information is distributed to its clients under license agreements, which are typically one to three years in duration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         CoStar Group, Inc. is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. ("RIGLP") and OLD RIG, Inc. ("RIGINC"). RIGLP was an operating entity, while RIGINC was a shell holding entity. In connection with the Company's Initial Public Offering on July 1, 1998 ("the Offering"), RIGLP and RIGINC merged with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result of the reorganization of these entities, the Company owned (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP.

         The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger, each shareholder of the Company maintained their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC have been recorded at the historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. ("CoStar Realty"), a wholly owned subsidiary of the Company.

         Additionally, the consolidated financial statements of the Company include the accounts of New Market Systems ("NMS") acquired on March 1, 1997, C Data Services, Inc. ("CDS") acquired on August 14, 1998, LeaseTrend, Inc. ("LeaseTrend") acquired on January 8, 1999, Jamison Research, Inc. ("Jamison") acquired on January 22, 1999, and ARES Development Group, LLC ("ARES") acquired on September 15, 1999. CDS was merged into CoStar Realty on January 1, 1999, and LeaseTrend and Jamison were merged into CoStar Realty on December 31, 1999.

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

           Certain previously reported amounts have been reclassified to conform to the Company's current presentation.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION

         Revenue from the sale of licenses is recognized on a straight-line basis over the term of the license, which is typically from one to three years.

         During 1998 and 1999, the Company recognized revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," ("SOP 97-2"). Prior to 1998, the Company recognized revenues in accordance with Statement of Position No. 91-1, "Software Revenue Recognition."

SIGNIFICANT CUSTOMERS

         No single customer accounted for more than 5% of our revenues as of December 31, 1999. The Company operates solely within one business segment.

COMPREHENSIVE INCOME (LOSS)

         For the years ended December 31, 1997, 1998 and 1999, the Company's net income (loss) reflects comprehensive income (loss) and accordingly, no additional disclosure is presented.

ADVERTISING COSTS

         The Company expenses advertising as incurred. Advertising expense was $398,700, $904,600, and $1,332,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

INCOME TAXES

         Through June 30, 1998, the Company operated as a partnership for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the partners on their individual income tax returns. Accordingly, no provision for income tax was recorded in the financial statements. In connection with the Company's initial public offering, the partnership became part of the Company and its taxable income (loss) flowed through to the Company. Had the Company operated as a C-Corporation for the years ended December 31, 1996, 1997 and 1998, there would be no income taxes recorded as a result of the losses for the periods. Commencing in 1998, the Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the consolidated financial statements.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") using the intrinsic value method. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has made pro forma disclosures required by FAS 123 for all options granted.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities, substantially all of which are held with one institution. At December 31, 1998, cash of $100,000 and $500,000 was held in escrow accounts under the conditions of a data licensing agreement and the LeaseTrend acquisition agreement, respectively. Both amounts were paid out of escrow in 1999.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The credit risk in accounts receivable is mitigated by the large and widespread customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their net realizable value. The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

         Leasehold improvements             Shorter of lease term or useful life
         Furniture and office equipment     Seven years
         Research vehicles                  Three years
         Computer hardware and software     Three to five years

CAPITALIZED PRODUCT DEVELOPMENT COSTS

         Initial costs to develop and produce the Company's database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the product are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization is approximately $122,000, $160,000 and $219,000 of expense related to the capitalized product development costs for the years ended December 31, 1997, 1998 and 1999, respectively.

INTANGIBLE AND OTHER ASSETS

         Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair value of such companies' net tangible assets at the dates of acquisition. Goodwill, acquired technology, and customer base, which are related to the Company's acquisitions as described in Note 3, are being amortized on a straight-line basis over periods ranging from two to ten years. The cost of photography is amortized on a straight line basis over five years.

LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", management periodically reviews, if impairment indicators exist, the carrying value and lives of long-lived assets. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets a the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. In addition, the Company evaluates the recoverability of enterprise goodwill by assessing whether the book value can be recovered through expected and undiscounted cash flows.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET LOSS PER SHARE

         Basic loss per share is based on the weighted average shares outstanding during the period. The calculation of diluted loss per share increases the shares used in the calculation by the dilutive effects of options, unvested common stock, warrants, and convertible securities. The Company's common stock equivalent shares outstanding from stock options, unvested common stock, warrants and convertible securities are excluded from the diluted loss per share computation, as their effect is antidilutive.

3. ACQUISITIONS

         On March 1, 1997, the Company acquired 99.3% of the outstanding shares of New Market Systems, Inc., a California corporation, through the exchange of 44,571 shares of common stock and payment of $550,000 in cash. The Company valued the shares of common stock at $206,000 which the company estimates as the fair market value of its common stock on the acquisition date.

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

         On January 22, 1999, the Company acquired all of the common stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 446,637 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10,300,000 including acquisition expenses.

         On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. ACQUISITIONS (CONTINUED)

was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provides for $1,000,000 of additional consideration (in a combination of cash and stock) that may be paid by the Company upon the achievement of certain operating goals by the members of ARES. In February 2000, the Company issued 2,140 shares of its common stock and paid $437,500 in cash to the members of ARES for the achievement of the first operating goal by the members of ARES.

         The operations of all acquired businesses were included in the Company's statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

         The Company's unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1998 and 1999, assuming the acquisition of CDS, LeaseTrend, Jamison and ARES had been consummated as of January 1 of each period, is summarized as follows:

                                                    For the Year
                                                  Ended December 31,
                                               1998                1999
                                           --------------------------------
Revenues                                   $ 22,635,000        $ 30,989,000
                                           ------------        ------------
Net loss                                   $ (7,148,000)       $(12,694,000)
                                           ============        ============
Weighted average shares                       8,260,000          11,787,000
                                           ============        ============
Net loss per share - basic and diluted     $      (0.87)       $      (1.08)
                                           ============        ============

4. INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets consists of the following:

                                                           December 31,         December 31,
                                                               1998               1999
                                                           -------------       ------------
Capitalized product development costs                      $    947,243        $  1,435,116
Accumulated amortization                                       (397,302)           (616,641)
                                                           ------------        ------------
                                                                549,941             818,475
                                                           ------------        ------------
Building photography                                          1,528,678           3,117,738
Acquired technology                                                   -           3,552,000
Customer base                                                 1,791,920          19,347,326
Goodwill                                                      1,203,438           9,893,421
Accumulated amortization                                     (1,119,448)         (5,506,770)
                                                           ------------        ------------
                                                              3,404,588          30,403,715
                                                           ------------        ------------
Intangible and other assets                                $  3,954,529        $ 31,222,190
                                                           ============        ============

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LINE OF CREDIT

         In October 1997, the Company entered into a line of credit agreement with Silicon Valley East (a Division of Silicon Valley Bank), and renewed the line in October 1998. The line provided for a total of $5,000,000 in borrowing bearing an interest rate at the bank's prime rate plus 1%. At December 31, 1998, no borrowings were outstanding under the line, and the line expired in October 1999. Interest paid in 1997, 1998, and 1999 totaled $17,760, $63,263, and $0 respectively.

6. RELATED PARTY TRANSACTIONS

         During 1997, the general partner of RIGLP obtained a commitment from a partner for an additional $1,000,000 of subordinated, unsecured credit, bearing interest at a rate equal to that of the line of credit. In connection with the commitment, the individual contributing partner received warrants for the purchase of 45,450 shares of Common Stock. The warrants had a two-year term beyond the Company's initial public offering and provided for the purchase of an equivalent number of shares at a price of 10% less than the price of the stock sold in the initial public offering ($9.00 per share). These warrants were exercised in total in February 2000. At December 31, 1998 and 1999, no borrowings were outstanding under the commitment. Interest paid in 1998 and 1999 totaled $28,235 and $0 respectively.

         Commencing in May 1995 the Company agreed to pay an investor $10,000 per month and the Chairman of the Company $6,667 per month for consulting services. During 1997 and 1998, the Company incurred fees of approximately $200,000 and $82,912, respectively, related to such consulting services. These agreements were terminated in connection with the Company's initial public offering.

7. INCOME TAXES

         The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Through June 30, 1998 the Company operated as a partnership for federal income tax purposes. The Company paid no income taxes in 1998 or 1999.

                                                                  DECEMBER 31,    DECEMBER 31,
                                                                      1998             1999
                                                                  ------------    ------------
    Deferred tax assets:
         Reserve for bad debts..................................   $  125,000      $   292,000
         Accrued compensation...................................      414,000          486,600
         Net operating losses...................................      927,000        5,658,500
         Other liabilities......................................       51,000          561,000
                                                                   ----------      -----------
              Total deferred tax assets.........................    1,517,000        6,998,100
                                                                   ----------      -----------
    Deferred tax liabilities:
         Depreciation...........................................     (299,000)       (291,000)
         Product development costs..............................     (260,000)       (337,000)
         Identified intangibles associated with purchase
             accounting.........................................           --      (6,988,000)
                                                                   ----------      -----------
              Total deferred tax liabilities....................     (559,000)     (7,616,000)
                                                                   ----------      -----------
         Net deferred tax liability.............................      958,000        (617,900)
         Valuation allowance....................................     (958,000)     (6,370,100)
                                                                   ----------      -----------
    Net deferred taxes..........................................   $       --     $(6,988,000)
                                                                   ==========      ===========

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES (CONTINUED)

         A valuation allowance has been established against the related net deferred tax assets (exclusive of deferred tax liabilities associated with purchase accounting) due to the uncertainty of realization. The Company's change in valuation allowance amounted to $958,000 and $5,277,000 during the years ended December 31, 1998 and 1999, respectively, primarily due to an increase in net operating losses.

         The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1998            1999
                                                                  ------------     -----------
    Expected federal income tax provision (benefit) at 34%......  $ (1,083,000)     (4,174,000)
    State income taxes, net of federal benefit..................      (147,000)       (567,200)
    Change in valuation allowance...............................       958,000       5,277,100
    Expenses not deductible for tax purposes....................       277,000        (535,900)
    Other.......................................................        (5,000)             --
                                                                  ------------     -----------
                                                                  $         --     $        --
                                                                  ============     ===========

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,555,000 which expire, if unused, from the year 2010 through the year 2019. The tax benefit of approximately $2.0 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

         During 1999, the Company made acquisitions reported using the purchase method of accounting. These acquisitions included identified intangible assets, which in accordance with FAS 109, required deferred taxes and related goodwill to be recorded. At December 31, 1999, the amount of the deferred taxes and related unamortized goodwill was approximately $6,988,000. The deferred taxes will reverse over the life of the identified intangible assets and related goodwill. During the year ended December 31, 1999, the reversal of the deferred tax benefit of approximately $901,000 has been reported with the related goodwill amortization in the same amount under general and administrative expenses.

8.  COMMITMENTS

         The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 1997, 1998, and 1999 was approximately $766,000, $1,031,000, and $2,440,000, respectively.

         Future minimum lease payments as of December 31, 1999 are as follows:

2000                                                  $3,492,000
2001                                                   3,126,000
2002                                                   2,901,000
2003                                                   2,644,000
2004 and thereafter                                   15,696,000
                                               --------------------
                                                     $27,859,000
                                               ====================

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. SALES OF COMMON STOCK

         In May 1997, the Company issued 65,000 shares of common stock valued at $300,000 to provide compensation to an officer, $150,000 of which had been accrued at December 31, 1996.

         On July 1, 1998, the Company completed an Initial Public Offering of 2,500,000 shares of common stock for $9.00 per share, and on August 9, 1998, the Company's underwriter exercised its over-allotment option to purchase an additional 375,000 shares of common stock (together, the "IPO"). Total proceeds of the IPO including shares issued pursuant to the over-allotment option were $22,737,000, after deducting underwriting discounts and commissions of $1,811,000 and offering expenses of $1,326,000. The Company repaid the amount owed on its line of credit and subordinated debt to stockholder, for a total $1,650,000, out of the proceeds of the IPO.

         On May 10, 1999, the Company completed a Follow-On Public Offering of 3,019,495 shares of common stock (including the over-allotment option)(the "Follow-On Offering") for $34.50 per share. Total proceeds of the Follow-On Offering were $97,411,393, after deducting underwriting discounts and commissions and offering expenses of $1,024,144.

10. NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:

                                                         YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                    1997           1998          1999
                                                 -----------    -----------   ------------
    Numerator:
         Net loss..............................  $(3,265,546)   $(3,185,413)  $(12,276,673)
                                                 ===========    ===========   ============
    Denominator:
         Denominator for basic earnings per
           share -- weighted-average shares....    5,722,432      7,213,037     11,726,589
    Effect of dilutive securities:
         Dilutive potential common shares......           --             --             --
                                                 -----------    -----------   ------------
         Denominator for diluted earnings per
           share -- adjusted weighted-average
           shares..............................    5,722,432      7,213,037     11,726,589
                                                 ===========    ===========   ============
         Basic and diluted net loss per
           share...............................  $     (0.57)   $     (0.44)   $     (1.05)
                                                  ===========    ===========    ===========

         The weighted average number of shares does not include stock options and warrants outstanding of 398,384, 922,944 and 1,352,142 as of December 1997, 1998 and 1999, respectively, as their effect would be anti-dilutive for the periods presented.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. EMPLOYEE BENEFIT  PLANS

  Option Plan

         In March 1996 RIGLP adopted the 1996 Option and Purchase Plan (the "1996 Plan"), under which 606,000 shares of Common Stock were reserved for issuance upon the exercise of options granted to officers, executive personnel, directors and key employees. Certain options previously granted were included in the 1996 Plan. In connection with the IPO, all of the options granted under the 1996 Plan were replaced with options under the 1998 Plan (as defined below).

         In June 1998 the Company's Board of Directors adopted the Stock Incentive Plan (the "1998 Plan") prior to consummation of the IPO. The 1998 Plan provides for the grant of stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for a stock option may not be less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1998 Plan may not be transferred other than by will or by the laws of descent and distribution. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 2,050,000 shares of Common Stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008.

         Option activity was as follows:

                                                                                         WEIGHTED-
                                                    NUMBER OF          PRICE PER          AVERAGE
                                                      SHARES             SHARE         EXERCISE PRICE
                                                 ----------------   ---------------   ----------------
Outstanding at December 31, 1996...............      343,844                               $3.19
  Granted......................................       69,690         $4.07-$ 4.62          $4.38
  Exercised....................................           --
  Canceled or expired..........................      (15,150)               $3.45          $3.45
                                                     -------
Outstanding at December 31, 1997...............      398,384                               $3.39
  Granted......................................      540,900         $5.63-$13.75          $8.70
  Exercised....................................      (48,480)               $1.65          $1.65
  Canceled or expired..........................      (13,310)               $9.00          $9.00
                                                     -------
Outstanding at December 31, 1998...............      877,494                               $ 6.77
  Granted......................................      635,945         $9.00-$48.00         $27.17
  Exercised....................................     (121,907)        $5.63-$34.95         $ 7.62
  Canceled or expired..........................      (39,390)        $4.07-$48.00         $18.25
                                                     -------
Outstanding at December 31, 1999..............     1,352,142                                $15.95
                                                     =======
Exercisable at December 31, 1999..............       531,530                              $ 8.89
                                                     =======
Exercisable at December 31, 1998...............      425,944                              $ 6.77
                                                     =======
Exercisable at December 31, 1997...............      249,299                              $10.28
                                                     =======

         During 1996 the Company adopted the disclosure provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense related to the Plan been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS No. 123, Company's pro forma net loss and net loss per share would have been approximately $3,337,000, $3,912,000 and $16,824,000, and $0.58, $0.54 and
$1.43 for the years ended December 31, 1997, 1998 and 1999, respectively. Such pro forma results are not representative of the effects on operations for future years.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

         The weighted average fair value of options granted during 1997 was $3.36 using the minimum value option-pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 6.00%, and expected life of five years. The weighted average fair value of options granted during 1998 was $6.63 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 94%, risk-free interest rate of 5.7%, and expected life of five years. The weighted average fair value of options granted during 1999 was $19.60 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 90%, risk-free interest rate of 5.0%, and expected life of five years.

         The following table summarizes information regarding options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------   --------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING         WEIGHTED-                    WEIGHTED-
                             NUMBER OF  CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
      EXERCISE PRICE          SHARES       (IN YEARS)      EXERCISE PRICE    SHARES     EXERCISE PRICE
      --------------         ---------  ----------------   --------------   ---------   --------------
$ 3.45 - $ 4.62............    313,724        1.4              $ 3.61        292,513       $ 3.57
$ 5.63 - $ 7.44............     10,003        8.7                6.63          3,334         6.63
$ 8.13 - $ 9.00............    421,774        8.6                8.94        140,661         8.94
$10.06 - $14.50............     61,895        9.0               14.19          9,105        14.28
$17.50 - $22.84............     79,600        9.4               20.48             --           --
$23.00 - $25.00............     89,196        9.5               23.57             --           --
$27.13 - $30.38............    260,700        9.3               29.91         79,997        30.00
$31.50 - $37.63............     88,750        9.6               34.37          6,250        37.00
$38.25 - $48.00............     26,500        9.5               43.19             --           --
                             ---------                                      --------
                             1,352,142        7.3               15.95        531,860         8.89
                             =========                                      ========

  Employee 401(k) Plan

         The Company maintains a defined contribution retirement plan for all eligible employees. Effective January 1, 1997, the Company established a 401(k) Plan (the "401(k)") to provide retirement benefits for eligible employees. The 401(k) provides for tax deferred contributions of between l% and 15% of employees' salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 25% in 1997 and 1998, and 100% in 1999 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 1997, 1998, and 1999 were approximately 28,000, $39,000 and $364,000, respectively.

                               COSTAR GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. SUBSEQUENT EVENTS

         On February 10, 2000, the Company acquired all of the common stock of COMPS.COM, Inc., a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,258,738 shares of the Company's Common Stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $102,000,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired technology and other intangibles, which will be amortized over a period of 2 to 10 years.

         The pro forma unaudited results of operations for the year ended December 31, 1999 assuming the purchase of COMPS.COM, Inc., had been consummated as of January 1, 1999 and as adjusted for the amortization of intangibles and the elimination of interest charges, would be as follows:

                                                1999
Revenues...................................  $ 48,479,000
                                             ============
Net loss...................................  $(35,777,000)
                                             ============
Net loss per share.........................  $      (2.55)
                                             ============

                               INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

2.1 Acquisition and Reorganization Agreement by and among CoStar Group, Inc. and LeaseTrend, Inc. and the Shareholders of LeaseTrend, Inc. dated January 8, 1999 (Incorporated by reference to Exhibit 2.1 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on January 22, 1999).

2.2 Agreement and Plan of Merger between LeaseTrend, Inc. and LTI Acquisition Corp., dated January 8, 1999 (Incorporated by reference to Exhibit 2.2 to the report of the Registration on Form 8-K (File No. 0-24531) filed with the Commission on January 22, 1999).

2.3 Agreement and Plan of Merger by and among CoStar Group, Inc., Jamison Research, Inc., Henry D. Jamison IV and Leslie Lees Jamison dated January 6, 1999 (Incorporated by reference to Exhibit 2.3 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on February 2, 1999).

2.4 Amendment to Agreement and Plan of Merger by and among CoStar Group, Inc., Jamison Research, Inc., Jamison Acquisition Corp., Henry D. Jamison IV and Leslie Lees Jamison dated January 14, 1999 (Incorporated by reference to Exhibit 2.4 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on February 2, 1999).

2.5 Agreement and Plan of Merger by and among CoStar Group, Inc., COMPS.COM, Inc., and Acq Sub, Inc., dated as of November 3, 1999 (Incorporated by reference to Exhibit 2.1 to the report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on November 17, 1999).

3.1        Restated Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the "1998 Form S-1").

3.2 Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's 10-Q dated June 30, 1999).

3.3        Amended and Restated By-Laws (Incorporated by reference to Exhibit
           3.2 to the 1998 Form S-1).

4.1        Specimen Common Stock Certificate (filed herewith).

*10.1 CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company's 10-Q dated September 30, 1999).

*10.2 Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3 Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).

*10.4 Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).

*10.5 Employment Agreement for Curtis M. Ricketts (Incorporated by reference to Exhibit 10.5 to the 1998 Form S-1).

*10.6 Employment Agreement for Fred A. Heitzman III (Incorporated by reference to Exhibit 10.6 to the Registration Statement of the Registrant on Form S-1 (Reg. No. 333-74953) filed with the Commission on March 24, 1999).

10.7       Registration Rights Agreement (Incorporated by reference to Exhibit
           10.7 to the 1998 Form S-1).

10.8 Office Lease dated August 12, 1999 between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Company's 10-Q dated September 30, 1999).

10.9 Office Building Lease, dated January 31, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to
           Exhibit 10.14 to the Registration Statement of Comps on Form S-1 (Reg. No. 333-72901) filed with the Commission on April 5, 1999 (the "Comps Form S-1")).

10.10 First Amendment to Lease, dated March 22, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to
           Exhibit 10.14.1 to the Comps Form S-1).

10.11 Sublease Agreement, dated June 28, 1999, between Comps, Inc. and Pulse Engineering, Inc. (filed herewith).

21.1.      Subsidiaries of the Company (filed herewith).

23.1       Consent of Independent Auditors (filed herewith).

24.1       Powers of Attorney (Included in the Signature Pages to the Report).

27         Financial Data Schedule (filed herewith).

*   Management Contract or Compensatory Plan or Arrangement