Form 10-Q
period 2000-03-31
COSTAR GROUP INC
filed 2000-05-15
CIK 1057352

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                             2 BETHESDA METRO CENTER
                               BETHESDA, MD 20814
                                 (301) 215-8300

  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of April 1, 2000, there were 15,375,748 shares outstanding of the Registrant's Common Stock, par value $.01.

                               COSTAR GROUP, INC.

                                TABLE OF CONTENTS

PART I -                  FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Consolidated Statements of Operations....................3

          Condensed Consolidated Balance Sheets..............................4

          Condensed Consolidated Statements of Cash Flows....................5

          Notes to Condensed Consolidated Financial Statements...............6

Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk........12

PART II -                 OTHER INFORMATION

Item 1 -  Legal Proceedings.................................................12

Item 2 -  Changes in Securities.............................................12

Item 3 -  Defaults upon Senior Securities...................................12

Item 4 -  Submission of Matters to a Vote of Security Holders...............12

Item 5 -  Other Information.................................................13

Item 6 -  Exhibits and Reports on Form 8-K..................................13

Signatures..................................................................14

PART 1                  FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                               ----------------------------
                                                   2000              1999
                                               ----------------------------
Revenues                                         $ 11,372          $ 6,127
Cost of revenues                                    5,977            2,594
                                               ----------------------------
Gross margin                                        5,395            3,533
Operating expenses:
     Selling and marketing                          8,402            3,083
     Software development                             718              240
     General and administrative                     5,421            1,936
     Purchase amortization                          1,737              500
     Acquired in-process development                5,812                -
                                               ----------------------------
                                                   22,090            5,759
                                               ----------------------------
Loss from operations                              (16,695)          (2,226)
Other income, net                                   1,026               62
                                               ----------------------------
Net loss before income taxes                      (15,669)          (2,164)
Income tax benefit                                    565                -
                                               ----------------------------
Net loss                                         $(15,104)         $(2,164)
                                               ============================
Basic and diluted net loss per share             $  (1.06)         $ (0.22)
                                               ============================
Weighted average common shares                     14,254            9,624
                                               ============================





                             See accompanying notes.

                               CoStar Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)


                                                              March 31,     December 31,
                                                                2000            1999
                                                           ----------------------------
ASSETS                                                       (unaudited)
Current assets:
     Cash and cash equivalents                               $ 76,851         $ 94,074
     Accounts receivable, less allowance for doubtful
          accounts of $993 and $756 as of
          March 31, 2000 and December 31, 1999                  8,887            2,841
     Prepaid expenses and other current assets                  4,957            2,458
                                                           ----------------------------
Total current assets                                           90,695           99,373

Property and equipment                                         14,294            8,259
Accumulated depreciation                                       (2,821)          (2,377)
                                                           ----------------------------
                                                               11,473            5,882

Intangible and other assets                                   101,397           31,222
Deposits                                                          787              428
                                                           ----------------------------
Total assets                                                 $204,352         $136,905
                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                   $ 15,234         $  7,585
     Deferred revenue                                           8,927            2,635
                                                           ----------------------------
Total current liabilities                                      24,161           10,220

Long term liabilities                                           1,891                -

Deferred taxes                                                 18,984            6,988

Stockholders' equity                                          159,316          119,697
                                                           ----------------------------
Total liabilities and stockholders' equity                   $204,352         $136,905
                                                           ============================





                             See accompanying notes.

                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                       For the Three Months
                                                                           Ended March 31,
                                                                    ---------------------------
                                                                        2000             1999
                                                                    ---------------------------
Operating activities:
Net loss                                                             $(15,104)        $ (2,164)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation                                                    444              206
          Amortization                                                  2,593              845
          Acquired in-process development                               5,812                -
          Provision for losses on accounts receivable                     237               98
          Income tax benefit                                             (565)               -
          Non-cash charges                                                  -                4
          Changes in operating assets and liabilities                  (1,746)            (313)
                                                                    ---------------------------
Net cash used in operating activities                                  (8,329)          (1,324)

Investing activities:
Net purchases of property and equipment                                (1,986)          (  889)
Intangible and other assets                                            (2,799)          (  410)
Acquisitions (net of acquired cash)                                    (2,407)          (9,993)
                                                                    ---------------------------
Net cash used in investing activities                                  (7,192)         (11,292)

Financing activities:

Proceeds from line of credit                                                -            3,000
Payment of long term liability                                         (2,640)               -
Net proceeds from exercise of stock options                               938                -
                                                                    ---------------------------
Net cash (used in) provided by financing activities                    (1,702)           3,000

Net increase in cash and cash equivalents                             (17,223)          (9,616)
Cash and cash equivalents at beginning of period                       94,074           19,667
                                                                    ---------------------------
Cash and cash equivalents at end of period                           $ 76,851         $ 10,051
                                                                    ===========================



                             See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         CoStar Group, Inc. (the "Company" or the "Registrant") has created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information is distributed to its clients under license agreements, which are typically one to three years in duration.

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

         Additionally, the consolidated financial statements of the Company include the accounts of New Market Systems ("NMS") acquired on March 1, 1997, C Data Services, Inc. ("CDS") acquired on August 14, 1998, LeaseTrend, Inc. ("LeaseTrend") acquired on January 8, 1999, Jamison Research, Inc. ("Jamison") acquired on January 22, 1999, ARES Development Group, LLC ("ARES") acquired on September 15, 1999, and COMPS.COM, Inc. ("Comps") acquired on February 10, 2000. CDS was merged into CoStar Realty on January 1, 1999, and LeaseTrend and Jamison were merged into CoStar Realty on December 31, 1999.

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

3.  ACQUISITIONS

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

         On February 10, 2000, the Company completed the acquisition of Comps under a merger agreement, dated as of November 3, 1999, among the Company, Comps and Acq Sub, Inc. ("Acq Sub"), a wholly owned subsidiary of the Company. Comps' primary asset is a database of commercial real estate sales information. In connection with the transaction, Comps was merged with and into Acq Sub, which was the surviving corporation in the merger. Immediately after the merger, Acq Sub changed its name to Comps, Inc. The aggregate consideration included $49,015,905 in cash paid to former holders of Comps common stock (excluding cash paid for fractional shares), and 2,258,738 shares of the Company's common stock (including shares issued to former warrant holders of Comps). The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $101,379,000 including acquisition expenses.

         The operations of all acquired businesses were included in the Company's statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

         The Company's unaudited pro forma condensed consolidated statements of operations for the three month period ended March 31, 1999 and 2000, assuming the acquisition of LeaseTrend, Jamison, ARES and Comps had been consummated as of January 1 of each period, is summarized as follows (in thousands, except per share data):

                                          For the Three Month Period
                                                Ended March 31,
                                             2000            1999
                                           ------------------------
Revenues                                   $ 13,126        $  9,954
                                           --------        --------
Net loss                                   $(18,163)       $ (3,963)
                                           ========        ========
Weighted average shares                      15,272          12,045
                                           ========        ========
Net loss per share - basic and diluted     $  (1.19)       $  (0.33)
                                           ========        ========

4. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consists of the following (in thousands):

                                                           March 31,      December 31,
                                                             2000            1999
                                                           --------        --------
Capitalized product development costs                      $  1,435        $  1,435
Accumulated amortization                                       (688)           (617)
                                                           --------        --------
                                                                747             818
                                                           --------        --------
Building photography                                          3,530           3,118
Acquired technology                                          19,831           3,552
Customer base                                                31,523          19,347
Tradename                                                     4,198               -
Goodwill                                                     49,596           9,894
Accumulated amortization                                     (8,028)         (5,507)
                                                           --------        --------
                                                            100,650          30,404
                                                           --------        --------
Intangible and other assets                                $101,397        $ 31,222
                                                           ========        ========

5. COMMITMENTS

         The Company leases office space and equipment under operating lease agreements that expire at various dates through the year 2010. Lease agreements provide for various renewal terms and reimbursement of taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises or property.

         At March 31, 2000 minimum lease payments under operating leases are as follows (in thousands):

2000 ..............................................      $ 4,342
2001 ..............................................        4,405
2002 ..............................................        4,074
2003 ..............................................        3,575
2004 and thereafter ...............................       15,878
                                                         -------
                                                         $32,274
                                                         =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Company's filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

OVERVIEW

         The Company is the leading provider of information services to the U.S. commercial real estate industry. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, and industry news. Substantially all of our current services are digitally delivered over the Internet.

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

         From 1994 through March 2000, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison. In September 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps.

         We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of March 31, 2000, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia and Boston. These regions provide us with substantial cash flow, which we reinvest into the business. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

         The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services, expansion of all existing services across current markets and geographic expansion in the United States and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate significant losses and negative cash flow from operations during the next 18 months.

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

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased 86% from $6,127,000 for the three months ended March 31, 1999 to $11,372,000 for the three months ended March 31, 2000. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1999 and revenues from the acquisition of Comps.

GROSS MARGINS. Gross margins increased 53% from $3,533,000 for the three months ended March 31, 1999 to $5,395,000 for the three months ended March 31, 2000, while gross margin percentages were 58% and 47% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the recently acquired Comps. Furthermore, our cost of revenues for the three months ended March 31, 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES and Comps acquisitions of approximately $844,000 compared to approximately $203,000 for the same period in 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 173% from $3,083,000 for the three months ended March 31, 1999 to $8,402,000 for the three months ended March 31, 2000. Selling and marketing expenses increased as a result of the cost of the acquired regions during the past 12 months as well as new service initiatives. In addition, continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging regions, including Phoenix, Houston, Tampa, Miami, Denver, and the Midwest, contributed to the increased expenses.

SOFTWARE DEVELOPMENT. Software development expenses increased 199% from $240,000 for three months ended March 31, 1999 to $718,000 for the three months ended March 31, 2000 reflecting development costs for the expansion of services for emerging and established regions and new service initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 180% from $1,936,000 for the three months ended March 31, 1999 to $5,421,000 for the three months ended March 31, 2000. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base and also the increase in employees due to the acquisition of Comps.

PURCHASE AMORTIZATION. Purchase amortization increased 247% from $500,000 for the three months ended March 31, 1999 to $1,737,000 for the three months ended March 31, 2000. Purchase amortization increased primarily due to the acquisition of Comps.

ACQUIRED IN-PROCESS DEVELOPMENT. Acquired in-process development costs of $5,812,000 for the three months ended March 31, 2000 consist of in-process development costs written off as part of the Comps acquisition.

OTHER INCOME, NET. Interest and other income increased from $62,000 for the three months ended March 31, 1999 to $1,026,000 for the three months ended March 31, 2000. This increase was a direct result of interest earned on the proceeds from the follow-on public offering.

INCOME TAX BENEFIT. An income tax benefit of $565,000 for the three months ended March 31, 2000 is a result of the impact of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance was $76,851,000 at March 31, 2000, a decrease of $17,223,000 from $94,074,000 at December 31, 1999. This decrease was due principally to the $2,407,000 (net of acquired cash) used for the acquisition of Comps on February 10, 2000, cash used in operating activities, $1,986,000 in purchases of property and equipment and $412,000 in purchased building photography. During the first quarter of 2000, we financed our operations and growth through cash flow from the established regions and the proceeds of the follow-on offering. Net cash used in operations for the three months ended March 31, 2000 was $8,329,000 compared to net cash used by operating activities of $1,324,000 for the three months ended March 31, 1999. This was a direct result of increased expansion in the emerging and acquired regions. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $8,927,000 and $2,635,000 as of March 31, 2000 and December 31, 1999, respectively. This increase in deferred revenues was a result of the acquisition of Comps as well as a large number of annual contracts billed in the first quarter of 2000. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate substantial cash flow from operations.

         Net cash used in investing activities amounted to $7,192,000 for the three months ended March 31, 2000, including $2,407,000 (net of acquired cash) for the acquisition of Comps. Additional investing activities included purchased building photography and purchase of property and equipment, consisting principally of computer and office equipment. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including the Company's and Comps headquarters and have commitments for rent payments ranging from $2,436,000 to $4,405,000 annually over the next ten years. Other than such leases and related commitments for leasehold improvements, we currently have no material commitments for capital expenditures.

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

         Through September 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After September 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998. Further, the reversal of deferred taxes of approximately $19.0 million at March 31, 2000, recorded in connection with the purchase of acquired intangibles, will result in a non-cash income tax benefit in future periods.

         We do not believe the impact of inflation has significantly affected our operations.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of March 31, 2000.

PART II.      OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

         On November 5, 1999, a suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County under the caption Morris v. Avis, et al (C.A. 197554). The suit alleged breaches of fiduciary duties by the former members of the board of directors of Comps and Summit Partners. On November 8, 1999, a suit was filed in the Superior Court of the State of California of and for the County of San Diego captioned Berghoff v. Comps.com et al (case no. GIC 738362). The allegations in the California lawsuit are similar to the allegations in the Delaware suit. The plaintiffs in both of these lawsuits had requested monetary damages and injunctive relief to prevent the consummation of the merger between Comps and the Company. On January 6, 2000, the Delaware suit was voluntarily dismissed by the plaintiff. On February 4, 2000, the parties to the California lawsuit entered into a Memorandum of Understanding that sets forth their agreement to settle the lawsuit. The parties subsequently negotiated and executed a more detailed Joint Stipulation and Agreement of Compromise, Settlement and Release ("Joint Stipulation"). On April 7, 2000, the Court entered an Order of Preliminary Class Action Settlement, consistent with the terms of the Joint Stipulation. The Court tentatively scheduled a final settlement hearing for September 15, 2000, to follow appropriate notice to the class members.

ITEM 2        CHANGES IN SECURITIES

         None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the quarter ended March 31, 2000.

ITEM 5        OTHER INFORMATION

         None

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K was filed by the Company on February 25, 2000 with respect to the closing of the acquisition of COMPS.COM, Inc. by the Company.

EXHIBIT NUMBER:  EXHIBIT DESCRIPTION:

2.1 Agreement and Plan of Merger by and among CoStar Group, Inc., COMPS.COM, Inc., and Acq Sub, Inc., dated as of November 3, 1999 (Incorporated by reference to Exhibit 2.1 to the report of the Company on Form 8-K (File No. 0-24531) filed with the Commission on November 17, 1999).

2.2 Side Letter, dated February 10, 2000, by and between CoStar Group, Inc. and Christopher Crane.

27                Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COSTAR GROUP, INC.

            Date: May 15, 2000       By: /s/ Frank A. Carchedi

                                     -------------------------------
                                     Frank A. Carchedi
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)