Form 10-Q
period 2000-06-30
COSTAR GROUP INC
filed 2000-08-14
CIK 1057352

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-Q




                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                         COMMISSION FILE NUMBER: 0-24531

                               COSTAR GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                           52-2091509
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of July 2, 2000, there were 15,401,567 shares outstanding of the Registrant's Common Stock, par value $.01.

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

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk............................................ 13

PART II -      OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................................................13

Item 2 -  Changes in Securities..................................................................................13

Item 3 -  Defaults upon Senior Securities........................................................................13

Item 4 -  Submission of Matters to a Vote of Security Holders....................................................13

Item 5 -  Other Information......................................................................................14

Item 6 -  Exhibits and Reports on Form 8-K.......................................................................14

Signatures.......................................................................................................15

PART 1     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                           For the Three Months          For the Six Months
                                               Ended June 30,               Ended June 30,
                                         -------------------------      ----------------------
                                             2000           1999          2000         1999
                                         --------------------------     ----------------------
Revenues                                  $ 14,572        $ 7,178       $ 25,944    $ 13,305
Cost of revenues                             7,730          3,068         13,707       5,662
                                         --------------------------     -----------------------
Gross margin                                 6,842          4,110         12,237       7,643
Operating expenses:
     Selling and marketing                   11,168         3,923         19,570       7,006
     Software development                     1,004           309          1,722         549
     General and administrative               6,660         2,572         12,081       4,508
     Purchase amortization                    2,739           548          4,476       1,048
     Acquired in-process development              -             -          5,812           -
                                        ---------------------------      ----------------------
                                             21,571         7,352         43,661      13,111
                                        ----------------------------    -----------------------
Loss from operations                        (14,729)       (3,242)       (31,424)     (5,468)
Loss on disposal of assets                     (182)            -           (182)          -
Other income, net                               933           616          1,959         678
                                        ---------------------------     -----------------------
Net loss before income taxes                (13,978)       (2,626)       (29,647)     (4,790)
Income tax benefit                              845             -          1,410           -
                                        ----------------------------     ----------------------
Net loss                                  $ (13,133)      $(2,626)      $(28,237)   $ (4,790)
                                        ============================    =======================
Basic and diluted net loss per share      $   (0.85)      $ (0.23)      $  (1.91)   $  (0.45)
                                        ============================    ======================
Weighted average common shares               15,391        11,510         14,822       10,572
                                        ============================    ======================





                             See accompanying notes.

                               CoStar Group, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                              June 30,     December 31,
                                                                2000            1999
                                                           ----------------------------
ASSETS                                                       (unaudited)
Current assets:
     Cash and cash equivalents                               $ 64,258         $ 94,074
     Accounts receivable, less allowance for doubtful
          accounts of $1,482 and $756 as of
          June 30, 2000 and December 31, 1999                   7,612            2,841
     Prepaid expenses and other current assets                  1,660            2,458
                                                           ----------------------------
Total current assets                                           73,530           99,373

Property and equipment                                         20,517            8,259
Accumulated depreciation                                       (3,371)          (2,377)
                                                           ----------------------------
                                                               17,146            5,882

Intangible and other assets                                    90,292           31,222
Deposits                                                          587              428
                                                           ----------------------------
Total assets                                                 $181,555         $136,905
                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                   $ 13,710         $  7,585
     Deferred revenue                                           8,503            2,635
                                                           ----------------------------
Total current liabilities                                      22,213           10,220

Long term liabilities                                           1,906                -

Deferred taxes                                                 11,100            6,988

Stockholders' equity                                          146,336          119,697
                                                           ----------------------------
Total liabilities and stockholders' equity                   $181,555         $136,905
                                                           ============================





                             See accompanying notes.

                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                        For the Six Months
                                                                           Ended June 30,
                                                                    ---------------------------
                                                                        2000             1999
                                                                    ---------------------------
Operating activities:
Net loss                                                             $  (28,237)     $ (4,790)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation                                                      994            480
          Amortization                                                    6,835          1,732
          Acquired in-process development                                 5,812              -
          Loss on disposal of assets                                        182              -
          Provision for losses on accounts receivable                       726            274
          Income tax benefit                                             (1,410)            -
          Non-cash charges                                                    -              9
          Changes in operating assets and liabilities                       589            411
                                                                    ---------------------------
Net cash used in operating activities                                   (14,509)        (1,884)

Investing activities:
Net purchases of property and equipment                                  (8,391)        (2,100)
Intangible and other assets                                              (2,976)        (  677)
Acquisitions (net of acquired cash)                                      (2,407)        (9,993)
                                                                    ---------------------------
Net cash used in investing activities                                   (13,774)       (12,770)

Financing activities:
Payment of long term liability                                           (2,625)             -
Net proceeds from exercise of stock options                               1,092              -
Net proceeds from public offering                                             -         97,411
                                                                    ---------------------------
Net cash (used in) provided by financing activities                      (1,533)        97,411

Net (decrease)/increase in cash and cash equivalents                    (29,816)        82,757
Cash and cash equivalents at beginning of period                         94,074         19,667
                                                                    ---------------------------
Cash and cash equivalents at end of period                           $   64,258       $102,424
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

     On February 10, 2000, the Company completed the acquisition of Comps under a merger agreement, dated as of November 3, 1999, among the Company, Comps and Acq Sub, Inc. ("Acq Sub"), a wholly owned subsidiary of the Company. Comps' primary asset is a database of commercial real estate sales information. In connection with the transaction, Comps was merged with and into Acq Sub, which was the surviving corporation in the merger. Immediately after the merger, Acq Sub changed its name to Comps, Inc. The aggregate consideration included $49,015,905 in cash paid to former holders of Comps common stock (excluding cash paid for fractional shares), and 2,258,738 shares of the Company's common stock (including shares issued to former warrant holders of Comps). The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $101,379,000 including acquisition expenses. The purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on the estimated fair values of the assets acquired and liabilities assumed.

     The operations of all acquired businesses were included in the Company's statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

     The Company's unaudited pro forma condensed consolidated statements of operations for the six month periods ended June 30, 2000 and 1999, assuming the acquisition of LeaseTrend, Jamison, ARES and Comps had been consummated as of January 1 of each period, is summarized as follows (in thousands, except per share data):


                                          For the Six Month Period
                                                Ended June 30,
                                             2000            1999
                                           ------------------------
Revenues                                   $ 27,619       $  13,617
                                           --------        --------
Net loss                                   $(33,053)       $( 4,934)
                                           ========        ========
Weighted average shares                      15,331          10,652
                                           ========        ========
Net loss per share - basic and diluted     $  (2.16)       $  (0.46)
                                           ========        ========

4. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consists of the following (in thousands):


                                                           June 30,      December 31,
                                                             2000            1999
                                                           --------        --------
Capitalized product development costs                      $ 1,489         $  1,435
Accumulated amortization                                      (760)            (617)
                                                           --------        --------
                                                               729              818
                                                           --------        --------
Building photography                                         4,000            3,118
Acquired technology                                         19,708            3,552
Customer base                                               31,600           19,347
Tradename                                                    4,198                -
Goodwill                                                    42,256            9,894
Accumulated amortization                                   (12,199)          (5,507)
                                                           --------        --------
                                                            89,563           30,404
                                                           --------        --------
Intangible and other assets                                $90,292         $ 31,222
                                                           ========        ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company's registration on Form S-3 filed June 16, 2000, and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Company's filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

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

     From 1994 through June 2000, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison. In September 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps.

     We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of June 30, 2000, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia, Boston and Houston. These regions provide us with substantial cash flow, which we reinvest into the business. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

     The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services, expansion of all existing services across current markets and geographic expansion in the United States and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion activities to generate significant losses and negative cash flow from operations during the next 18 months.

     Although our services are expanding rapidly, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS contracts range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company's business focus, and the number of services to which a client subscribes. Our contract renewal rate currently exceeds 90% on an annual basis. Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased 103% from $7,178,000 for the three months ended June 30, 1999 to $14,572,000 for the three months ended June 30, 2000. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1999 and revenues from Comps. Our Comps Division contributed $4.3 million to revenues for the three months ended June 30, 2000.

GROSS MARGINS. Gross margins increased 66% from $4,110,000 for the three months ended June 30, 1999 to $6,842,000 for the three months ended June 30, 2000, while gross margin percentages were 57% and 47% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted primarily from investments in research for the expansion in both emerging and acquired regions and from lower gross margins in the recently acquired Comps business. Furthermore, cost of revenues for the three months ended June 30, 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES and Comps acquisitions of approximately $1,277,000 compared to approximately $187,000 for the same period in 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 185% from $3,923,000 for the three months ended June 30, 1999 to $11,168,000 for the three months ended June 30, 2000. Selling and marketing expenses increased primarily as a result of the continued expansion of the sales force and marketing efforts required for growth, particularly in emerging regions, and for the marketing surrounding the launch of our CoStar Exchange product.

SOFTWARE DEVELOPMENT. Software development expenses increased 225% from $309,000 for three months ended June 30, 1999 to $1,004,000 for the three months ended June 30, 2000 reflecting development costs for the increased number of products we now support including CoStar COMPS and CoStar Exchange.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 159% from $2,572,000 for the three months ended June 30, 1999 to $6,660,000 for the three months ended June 30, 2000. General and administrative expenses primarily increased due to the hiring of new employees to support the expanding scope of our operations and client base and also the increase in employees due to Comps.

PURCHASE AMORTIZATION. Purchase amortization increased 400% from $548,000 for the three months ended June 30, 1999 to $2,739,000 for the three months ended June 30, 2000. Purchase amortization increased primarily due to the acquisition of Comps.

OTHER INCOME, NET. Interest and other income increased from $616,000 for the three months ended June 30, 1999 to $933,000 for the three months ended June 30, 2000. This increase was a direct result of interest earned on the proceeds from the follow-on public offering.

INCOME TAX BENEFIT. An income tax benefit of $845,000 for the three months ended June 30, 2000 is a result of the impact of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased 95% from $13,305,000 for the six months ended June 30, 1999 to $25,944,000 for the six months ended June 30, 2000. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging regions entered during 1999 and revenues from Comps. Our Comps Division contributed $6.2 million to revenues for the six months ended June 30, 2000.

GROSS MARGINS. Gross margins increased 60% from $7,643,000 for the six months ended June 30, 1999 to $12,237,000 for the six months ended June 30, 2000, while gross margin percentages were 57% and 47% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted primarily from investments in research for the expansion in both emerging and acquired regions and from lower gross margins in the recently acquired Comps business. Furthermore, cost of revenues for the six months ended June 30, 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES and Comps acquisitions of approximately $2,121,000 compared to approximately $390,000 for the same period in 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 179% from $7,006,000 for the six months ended June 30, 1999 to $19,570,000 for the six months ended June 30, 2000. Selling and marketing expenses increased primarily as a result of the continued expansion of the sales force and marketing efforts required for growth, particularly in emerging regions, and for the marketing surrounding the launch of our CoStar Exchange product.

SOFTWARE DEVELOPMENT. Software development expenses increased 214% from $549,000 for six months ended June 30, 1999 to $1,722,000 for the six months ended June 30, 2000 reflecting development costs for the increased number of products we now support including CoStar COMPS and CoStar Exchange.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 168% from $4,508,000 for the six months ended June 30, 1999 to $12,081,000 for the six months ended June 30, 2000. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base and also the increase in employees due to Comps.

PURCHASE AMORTIZATION. Purchase amortization increased 327% from $1,048,000 for the six months ended June 30, 1999 to $4,476,000 for the six months ended June 30, 2000. Purchase amortization increased primarily due to the acquisition of Comps.

ACQUIRED IN-PROCESS DEVELOPMENT. Acquired in-process development costs of $5,812,000 for the six months ended June 30, 2000 consist of in-process development costs written off as part of the Comps acquisition.

OTHER INCOME, NET. Interest and other income increased from $678,000 for the six months ended June 30, 1999 to $1,959,000 for the six months ended June 30, 2000. This increase was a direct result of interest earned on the proceeds from the follow-on public offering.

INCOME TAX BENEFIT. An income tax benefit of $1,410,000 for the six months ended June 30, 2000 is a result of the impact of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES


     Our cash and cash equivalents balance was $64,258,000 at June 30, 2000, a decrease of $29,816,000 from $94,074,000 at December 31, 1999. This decrease was due principally to the $2,407,000 (net of acquired cash) used for the acquisition of Comps on February 10, 2000, cash used in operating activities, $8,391,000 in purchases of property and equipment, debt repayments of $2,625,000, and $882,000 in purchased building photography. During the second quarter of 2000, we financed our operations and growth through cash flow from the established regions and the proceeds of the follow-on offering. Net cash used in operations for the six months ended June 30, 2000 was $14,509,000 compared to net cash used by operating activities of $1,884,000 for the six months ended June 30, 1999. This was a direct result of investments in research for the expansion in both emerging and acquired regions, the development and launch of new services and the acquisition of Comps. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in the increased deferred revenue balances of $8,503,000 and $2,635,000 as of June 30, 2000 and December 31, 1999,
respectively. This increase in deferred revenues was a result of the acquisition of Comps as well as a large number of annual contracts billed in the first half of 2000. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions and development of new services, while established regions continue to generate substantial cash flow from operations.

     Net cash used in investing activities amounted to $13,774,000 for the six months ended June 30, 2000, including $2,407,000 (net of acquired cash) for the acquisition of Comps. Additional investing activities included purchased building photography and purchase of property and equipment, consisting principally of leasehold improvements, computers and office equipment. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including the Company's and Comps' headquarters and have commitments for rent payments ranging from $2,436,000 to $4,405,000 annually over the next ten years. Other than these leases and related commitments for leasehold improvements, we currently have no material commitments for capital expenditures.

     To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

     During the first six months of 2000, we experienced significant losses and negative operating cash flow as a result of expansion in emerging regions, expansion of services in established regions, costs for the introduction of new products and the acquisition of Comps. Some of these costs are non recurring, and many are fixed operating costs, which will not directly increase as a result of the related expected growth in revenue. Based on current plans we believe that our available cash combined with positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.

     Through June 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After June 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. Further, the reversal of deferred taxes of approximately $11.1 million at June 30, 2000, recorded in connection with the purchase of identifiable intangibles, will result in a non-cash income tax benefit in future periods. These accounts are subject to ongoing evaluation of our future tax liablities. During the second quarter of 2000, we recorded a purchase price adjustment of approximately $7.0 million related to our acquisition of Comps. This adjustment resulted in a decrease of the deferred tax liability and related goodwill.

     We do not believe the impact of inflation has significantly affected our operations.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of June 30, 2000.


PART II.    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

     On November 5, 1999, a suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County under the caption Morris v. Avis, et al (C.A. 197554). The suit alleged breaches of fiduciary duties by the former members of the board of directors of Comps and Summit Partners. On November 8, 1999, a suit was filed in the Superior Court of the State of California of and for the County of San Diego captioned Berghoff v. Comps.com et al (case no. GIC 738362). The allegations in the California lawsuit were similar to the allegations in the Delaware suit. The plaintiffs in both of these lawsuits had requested monetary damages and injunctive relief to prevent the consummation of the merger between Comps and the Company. On January 6, 2000, the Delaware suit was voluntarily dismissed by the plaintiff. On February 4, 2000, the parties to the California lawsuit entered into a Memorandum of Understanding that sets forth their agreement to settle the lawsuit. The parties subsequently negotiated and executed a more detailed Joint Stipulation and Agreement of Compromise, Settlement and Release ("Joint Stipulation"). On April 7, 2000, the Court entered an Order of Preliminary Class Action Settlement, consistent with the terms of the Joint Stipulation. The Court scheduled a final settlement hearing for September 15, 2000, following appropriate notice to the class members.


ITEM 2      CHANGES IN SECURITIES

     None


ITEM 3      DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's stockholders was held on June 21, 2000. The following people were elected to the Board of Directors of the Company for a one-year term: Michael Klein, Andrew Florance, Warren Haber, David Bonderman, Josiah Low III, and John Simon. The vote was as follows: For, 14,068,388 shares; and withheld, 100,748 shares.

     Amendments to the Company's 1998 Stock Incentive Plan, as amended, were approved upon the following vote: For, 11,805,941 shares; against, 1,743,375 shares; and abstain, 32,650 shares.

     The appointment of Ernst & Young, LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000 was approved upon the following vote: For 14,156,672 shares; against, 11,823 shares; and abstain 641 shares.

ITEM 5      OTHER INFORMATION

     None


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

     A current report on Form 8-K was filed by the Company on August 2, 2000 with respect to the press release announcing the Company's second quarter earnings.


EXHIBIT NUMBER:  EXHIBIT DESCRIPTION:

10.1        CoStar Group, Inc. 1998 Stock Incentive Plan, as amended.

10.2        Employment Agreement for John Place.

27          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COSTAR GROUP, INC.






         Date: August 14, 2000       By: /s/ Frank A. Carchedi

                                     -------------------------------
                                     Frank A. Carchedi
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)