Form 10-Q
period 2000-09-30
COSTAR GROUP INC
filed 2000-11-14
CIK 1057352

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q




                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [ ]

As of October 1, 2000, there were 15,430,427 shares outstanding of the Registrant's Common Stock, par value $.01.

                               COSTAR GROUP, INC.

                                TABLE OF CONTENTS

PART I -            FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Condensed Consolidated Statements of Operations.........................3

          Condensed Consolidated Balance Sheets...................................4

          Condensed Consolidated Statements of Cash Flows.........................5

          Notes to Condensed Consolidated Financial Statements....................6

Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk............ 18

PART II -           OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................19

Item 2 -  Changes in Securities..................................................19

Item 3 -  Defaults upon Senior Securities........................................19

Item 4 -  Submission of Matters to a Vote of Security Holders....................19

Item 5 -  Other Information......................................................19

Item 6 -  Exhibits and Reports on Form 8-K.......................................19

Signatures.......................................................................20

PART 1              FINANCIAL INFORMATION

ITEM 1              FINANCIAL STATEMENTS


                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                           For the Three Months          For the Nine Months
                                            Ended September 30,          Ended September 30,
                                         ---------------------------    -----------------------
                                             2000           1999         2000           1999
                                         ---------------------------    -----------------------
Revenues                                  $ 15,717        $ 8,021       $ 41,661      $ 21,326
Cost of revenues                             8,356          3,616         22,063         9,278
                                         ---------------------------    -----------------------
Gross margin                                 7,361          4,405         19,598        12,048
Operating expenses:
     Selling and marketing                   9,441          4,847         29,011        11,853
     Software development                    1,085            289          2,807           838
     General and administrative              7,376          3,174         19,457         7,682
     Purchase amortization                   2,359            588          6,835         1,636
     Acquired in-process development             -              -          5,812             -
                                        ----------------------------     ----------------------
                                            20,261          8,898         63,922        22,009
                                        ----------------------------     ----------------------
Loss from operations                       (12,900)        (4,493)       (44,324)       (9,961)
Loss on disposal of assets                       -              -           (182)            -
Other income, net                              807          1,234          2,766         1,912
                                        ----------------------------     ----------------------
Net loss before income taxes               (12,093)        (3,259)       (41,740)       (8,049)
Income tax benefit                             523              -          1,933             -
                                        ----------------------------    -----------------------
Net loss                                  $(11,570)      $ (3,259)      $(39,807)     $ (8,049)
                                        ============================    =======================
Basic and diluted net loss per share      $  (0.75)      $  (0.25)      $  (2.65)     $  (0.71)
                                        ============================    =======================
Weighted average common shares              15,411         12,823         15,020        11,331
                                        ============================    =======================





                             See accompanying notes.

                               CoStar Group, Inc.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)


                                                           September 30,     December 31,
                                                               2000              1999
                                                           ----------------------------
ASSETS                                                       (unaudited)
Current assets:
     Cash and cash equivalents                               $ 55,771         $ 94,074
     Accounts receivable, less allowance for doubtful
          accounts of $1,668 and $756 as of
          September 30, 2000 and December 31, 1999              5,607            2,841
     Prepaid expenses and other current assets                  1,186            2,458
                                                           ----------------------------
Total current assets                                           62,564           99,373

Property and equipment                                         22,574            8,259
Accumulated depreciation                                       (5,282)          (2,377)
                                                           ----------------------------
                                                               17,292            5,882

Intangible and other assets                                    79,587           31,222
Deposits                                                          553              428
                                                           ----------------------------
Total assets                                                 $159,996         $136,905
                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                   $ 13,441         $  7,585
     Deferred revenue                                           7,244            2,635
                                                           ----------------------------
Total current liabilities                                      20,685           10,220

Long term liabilities                                             962                -

Deferred taxes                                                  3,388            6,988

Stockholders' equity                                          134,961          119,697
                                                           ----------------------------
Total liabilities and stockholders' equity                   $159,996         $136,905
                                                           ============================





                             See accompanying notes.

                               CoStar Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                    ---------------------------
                                                                        2000             1999
                                                                    ---------------------------
Operating activities:
Net loss                                                             $  (39,807)     $  (8,049)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation                                                    2,905            801
          Amortization                                                   10,802          2,678
          Acquired in-process development                                 5,812              -
          Loss on disposal of assets                                        182              -
          Provision for losses on accounts receivable                     1,330            363
          Income tax benefit                                             (1,933)             -
          Changes in operating assets and liabilities                       970          1,358
                                                                    ---------------------------
Net cash used in operating activities                                   (19,739)        (2,849)

Investing activities:
Net purchases of property and equipment                                 (10,448)        (3,436)
Intangible and other assets                                             ( 3,427)       (1,285)
Acquisitions (net of acquired cash)                                      (2,407)       (10,230)
                                                                    ---------------------------
Net cash used in investing activities                                   (16,282)       (14,951)

Financing activities:
Payment of long-term liability                                           (3,569)             -
Net proceeds from exercise of stock options                               1,287              -
Net proceeds from public offering                                             -         97,411
                                                                    ---------------------------
Net cash (used in) provided by financing activities                      (2,282)        97,411

Net(decrease) increase in cash and cash equivalents                     (38,303)        79,611
Cash and cash equivalents at beginning of period                         94,074         19,667
                                                                    ---------------------------
Cash and cash equivalents at end of period                           $   55,771       $ 99,278
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

INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of CoStar Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2000 and 1999, the Company's financial position at September 30, 2000, and the cash flows for the nine-month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

        Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K and the Company's March 31, 2000 and June 30, 2000 Quarterly Reports on Form 10-Q.

        The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of future financial results.

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

        On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provided for $1,000,000 of additional consideration (in a combination of cash and stock) that may be paid by the Company upon the achievement of certain operating goals by the members of ARES. In February 2000, the Company issued 2,140 shares of its common stock and paid $437,500 in cash to the members of ARES for the achievement of the first operating goal by the members of ARES. In October 2000, the Company issued 2,196 shares of its common stock and paid $437,500 in cash to the members of ARES for achievement of the second (and final) operating goal by the members of ARES.

        On February 10, 2000, the Company completed the acquisition of Comps under a merger agreement, dated as of November 3, 1999, among the Company, Comps and Acq Sub, Inc. ("Acq Sub"), a wholly owned subsidiary of the Company. Comps' primary asset is a database of commercial real estate sales information. In connection with the transaction, Comps was merged with and into Acq Sub, which was the surviving corporation in the merger. Immediately after the merger, Acq Sub changed its name to Comps, Inc. The aggregate consideration included $49,015,905 in cash paid to former holders of Comps common stock (excluding cash paid for fractional shares), and 2,259,034 shares of the Company's common stock (including shares issued to former warrant holders of Comps). The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $101,379,000 including acquisition expenses. The purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on the estimated fair values of the assets acquired and the liabilities assumed.

        The operations of all acquired businesses were included in the Company's statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

        The Company's unaudited pro forma condensed consolidated statements of operations for the nine month periods ended September 30, 2000 and 1999, assuming the acquisition of LeaseTrend, Jamison, ARES and Comps had been consummated as of January 1 of each period, is summarized as follows (in thousands, except per share data):


                                          For the Nine Month Period
                                             Ended September 30,
                                             2000            1999
                                           ------------------------
Revenues                                   $ 43,336       $  22,081
                                           --------        --------
Net loss                                   $(44,623)       $( 8,466)
                                           ========        ========
Weighted average shares                      15,357          11,415
                                           ========        ========
Net loss per share - basic and diluted     $  (2.91)       $  (0.74)
                                           ========        ========


4. INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consists of the following (in thousands):


                                                         September 30,   December 31,
                                                             2000            1999
                                                           --------        --------
Capitalized product development costs                      $ 1,801         $  1,435
Accumulated amortization                                      (846)            (617)
                                                           --------        --------
                                                               955              818
                                                           --------        --------
Building photography                                         4,412            3,118
Acquired technology                                         19,708            3,552
Customer base                                               31,600           19,347
Tradename                                                    4,198                -
Goodwill                                                    34,794            9,894
Accumulated amortization                                   (16,080)          (5,507)
                                                           --------        --------
                                                            78,632           30,404
                                                           --------        --------
Intangible and other assets                                $79,587         $ 31,222
                                                           ========        ========


5.  NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 is not expected to have an effect on the financial position or results of operations of the Company.

        In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2001. The adoption of SAB 101 is not expected to have a material effect on the financial position or results of operations of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements," which involve many risks and uncertainties that could cause actual results to differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of the Company's products, competition, changes in the commercial real estate industry, managerial execution, development of the Company's sales force, employee retention, and ability to adapt to technological changes. More information about potential factors that could cause actual results to differ materially include, but are not limited to, those stated below under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors", those stated in the Company's Form 10-K for the year ended December 31, 1999 under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those stated in the Company's Form S-3 filed June 16, 2000 under the heading "Risk Factors". All forward-looking statements are based on information available to the Company on the date of this filing, and the Company assumes no obligation to update such statements. The following discussion should be read in conjunction with the Company's filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

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

        From 1994 through September 2000, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison. In September 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps.

        We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. This has occurred as a result of continued revenue growth over a relatively fixed cost base for the production and distribution of existing products and services. As of September 30, 2000, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Houston San Diego and Phoenix. These regions provide us with substantial cash flow, which we reinvest into the business. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

        The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services, expansion of all existing services across current markets and geographic expansion in the United States and international markets. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion activities to generate significant losses and negative cash flow from operations during the next 15 months.

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

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues increased 96% from $8,021,000 for the three months ended September 30, 1999 to $15,717,000 for the three months ended September 30, 2000. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging and acquired regions entered during 1999 and revenues from the acquisition of Comps. Our Comps division contributed $4.5 million to revenues for the three months ended September 30, 2000.

GROSS MARGINS. Gross margins increased 67% from $4,405,000 for the three months ended September 30, 1999 to $7,361,000 for the three months ended September 30, 2000, while gross margin percentages were 55% and 47% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted primarily from investments in research for the expansion in both emerging and acquired regions and from lower gross margins in the recently acquired Comps business. Furthermore, our cost of revenues for the three months ended September 30, 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES and Comps acquisitions of approximately $1,277,000 compared to approximately $175,000 for the same period in 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 95% from $4,847,000 for the three months ended September 30, 1999 to $9,441,000 for the three months ended September 30, 2000. Selling and marketing expenses increased primarily as a result of the expansion of the sales force and marketing efforts required for growth, particularly in emerging regions, and for the marketing surrounding the launch of our CoStar Exchange product.

SOFTWARE DEVELOPMENT. Software development expenses increased 275% from $289,000 for three months ended September 30, 1999 to $1,085,000 for the three months ended September 30, 2000 reflecting development costs for the increased number of products we now support including CoStar COMPS and CoStar Exchange.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 132% from $3,174,000 for the three months ended September 30, 1999 to $7,376,000 for the three months ended September 30, 2000. General and administrative expenses primarily increased due to the hiring of new employees to support the expanding scope of our operations and client base and also the increase in employees due to the acquisition of Comps.

PURCHASE AMORTIZATION. Purchase amortization increased 301% from $588,000 for the three months ended September 30, 1999 to $2,359,000 for the three months ended September 30, 2000. Purchase amortization increased primarily due to the acquisition of Comps.

OTHER INCOME, NET. Interest and other income decreased from $1,234,000 for the three months ended September 30, 1999 to $807,000 for the three months ended September 30, 2000. This decrease reflects the decrease in interest earned on the proceeds from the follow-on public offering as cash balances have declined.

INCOME TAX BENEFIT. An income tax benefit of $523,000 for the three months ended September 30, 2000 is a result of the impact of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues increased 95% from $21,326,000 for the nine months ended September 30, 1999 to $41,661,000 for the nine months ended September 30, 2000. The increase resulted primarily from growth in the Company's client base in established regions, expansion of emerging and acquired regions entered during 1999 and revenues from the acquisition of Comps. Our Comps division contributed $10.7 million to revenues for the nine months ended September 30, 2000.

GROSS MARGINS. Gross margins increased 63% from $12,048,000 for the nine months ended September 30, 1999 to $19,598,000 for the nine months ended September 30, 2000, while gross margin percentages were 56% and 47% of revenue, respectively. The increase in gross margins resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted primarily from investments in research for the expansion in both emerging and acquired regions and from lower gross margins in the recently acquired Comps business. Furthermore, our cost of revenues for the nine months ended September 30, 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES and Comps acquisitions of approximately $3,398,000 compared to approximately $565,000 for the same period in 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 145% from $11,853,000 for the nine months ended September 30, 1999 to $29,011,000 for the nine months ended September 30, 2000. Selling and marketing expenses increased primarily as a result of the expansion of the sales force and marketing efforts required for growth, particularly in emerging regions, and for the marketing surrounding the launch of our CoStar Exchange product.

SOFTWARE DEVELOPMENT. Software development expenses increased 235% from $838,000 for nine months ended September 30, 1999 to $2,807,000 for the nine months ended September 30, 2000 reflecting development costs for the increased number of products we now support including CoStar COMPS and CoStar Exchange.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 153% from $7,682,000 for the nine months ended September 30, 1999 to $19,457,000 for the nine months ended September 30, 2000. General and administrative expenses increased due to the hiring of new employees to support the expanding scope of our operations and client base and also the increase in employees due to the acquisition of Comps.

PURCHASE AMORTIZATION. Purchase amortization increased 318% from $1,636,000 for the nine months ended September 30, 1999 to $6,835,000 for the nine months ended September 30, 2000. Purchase amortization increased primarily due to the acquisition of Comps.

ACQUIRED IN-PROCESS DEVELOPMENT. Acquired in-process development costs of $5,812,000 for the nine months ended September 30, 2000 consist of in-process development costs written off as part of the Comps acquisition.

OTHER INCOME, NET. Interest and other income increased from $1,912,000 for the nine months ended September 30, 1999 to $2,766,000 for the nine months ended September 30, 2000. This increase was a direct result of interest earned on the proceeds from the follow-on public offering.

INCOME TAX BENEFIT. An income tax benefit of $1,933,000 for the nine months ended September 30, 2000 is a result of the impact of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES


        Our cash and cash equivalents balance was $55,771,000 at September 30, 2000, a decrease of $38,303,000 from $94,074,000 at December 31, 1999. This decrease was due principally to the $2,407,000 (net of acquired cash) used for the acquisition of Comps on February 10, 2000, cash used in operating activities, $10,448,000 in purchases of property and equipment, debt repayments of $3,569,000, and $1,294,000 in purchased building photography. During the third quarter of 2000, we financed our operations and growth through cash flow from the established regions and the proceeds of the follow-on offering. Net cash used in operations for the nine months ended September 30, 2000 was $19,739,000 compared to net cash used by operating activities of $2,849,000 for the nine months ended September 30, 1999. This was a direct result of investments in research for the expansion in both emerging and acquired regions, the development and launch of new services and the acquisition of Comps. Additionally, we received advance payments from clients on a number of contracts, resulting in the generation of cash as reflected in deferred revenue balances of $7,244,000 and $2,635,000 as of September 30, 2000 and December 31, 1999, respectively. This increase in deferred revenues was a result of the acquisition of Comps as well as a large number of annual contracts billed in the first half of 2000.

        Net cash used in investing activities amounted to $16,282,000 for the nine months ended September 30, 2000, including $2,407,000 (net of acquired cash) for the acquisition of Comps. Additional investing activities included purchased building photography and purchase of property and equipment, consisting principally of leasehold improvements, computers and office equipment. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including the Company's and Comps' headquarters and have commitments for rent payments ranging from $2,436,000 to $4,405,000 annually over the next ten years. We currently have no material commitments for capital expenditures.

        To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

        During the first nine months of 2000, we experienced significant losses and negative operating cash flow as a result of expansion in emerging regions, expansion of services in established regions, costs for the introduction of new products and the acquisition of Comps. Some of these costs are non-recurring, and many are fixed operating costs, which will not directly increase as a result of the related expected growth in revenue. Based on current plans we believe that our available cash combined with positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.

        Through June 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After June 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. During 2000, we recorded purchase price adjustments of approximately $14.2 million related to our acquisition of Comps. These adjustments resulted in a decrease of the deferred tax liability and related goodwill resulting from the recording of acquired net operating loss carryforwards. The Company expects to finalize its purchase price allocation during the fourth quarter of 2000.

        We do not believe the impact of inflation has significantly affected our operations.

RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as the risk factors contained in our Form S-3 filed on June 16, 2000, and our Form 10K for the fiscal year ended December 31, 1999, before deciding to purchase any shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, operating results and stock price could be materially adversely affected.

        Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our established markets. We intend to maintain our investment in expansion and new services and will therefore sustain substantial losses for at least the next fifteen months. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits from services that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit or to increase revenues could be affected by the factors set forth below. We may not be able to generate revenues sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

        Our operating results may fluctuate significantly. Our revenues and operating results may fluctuate with general economic conditions and also for many other reasons, such as: competition; our investments in geographic expansion; the timing of new service introductions and enhancements; the success of new products; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; managerial execution; client training and support activities; the development of our sales force; loss of clients or revenues due to competition or consolidation in the real estate industry; changes in client budgets; or our investments in other corporate resources.

        We may not be able to attract and retain clients. Our success and our growth in revenues depends on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, range from terms of one to three years. At the end of the term of each agreement our clients may decide not to renew their agreements as a result of several factors, including alternative products, consolidation in the real estate industry, or economic or competitive pressures.

        We may not be able to successfully introduce new products. Our future business and financial success will depend on our ability to continue to introduce new products into the marketplace. Developing new products, such as CoStar Exchange, imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Connect or CoStar Exchange, puts pressure on our sales and marketing resources. If we are unable to develop new products, such as CoStar Connect or CoStar Exchange, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products, or are not successful in marketing and selling these new products, it could have a material adverse effect on our results of operations.

        We may not be able to manage successfully our geographic expansion. Our future business and financial success will depend on our ability to manage our geographic expansion. Our efforts to manage expanded growth must occur while information technology is rapidly changing. These efforts impose additional burdens on our research, systems development, sales, and general managerial resources. If we are not able to manage our expanded growth successfully, it would have a material adverse effect on our profitability.

        Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. Many of our existing competitors, or a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, lower prices, greater user traffic and greater financial, technical and marketing resources than us. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

        If our data is not accurate, comprehensive or reliable, our business could be harmed. Our success depends on our clients' confidence in the comprehensiveness, accuracy, and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services, which could result in lower revenues.

        If we are unable to continue to develop our sales force, it could have a material adverse effect on our business. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force involves a number of risks, including: the competition we face from other companies in hiring and retaining sales personnel; our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of products; our ability to manage a multi-location sales organization; and the length of time it takes new sales personnel to become productive. If we are unable to develop our or retain the members of our sales force, it could have a material adverse effect on our revenues.

        We may not be able to adapt to the rapid technological changes to the Internet and Internet products. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our products and services, and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet's technological advances. The collection, storage, management and dissemination of commercial real estate information from a centralized database on the Internet is a recent and evolving development. Our market is characterized by rapidly changing technologies, evolving industry standards, increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced in the computer and software industries. Our business increasingly depends on our ability to anticipate and adapt to all of these changes, as well as our customers' ability to adapt to the use of our existing and future services and products on the Internet. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes, and our customers' failure to accept these changes could have a material adverse effect on our revenues. If we incurred significant costs without adequate results or we are unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

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

        Unsatisfactory Internet performance, interruption or failure could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and the World Wide Web. Problems with our Web site, the Internet or the Web may impede the development of our business for a number of reasons. As the number of Internet users or their use of Internet resources continues to grow, and as companies deliver increasingly larger amounts of data over the Internet, the Internet's infrastructure must also grow. Growth in Internet usage that is not matched by comparable growth of the infrastructure supporting the Internet could result in slower response time, cause outright failure of the Internet, or otherwise adversely affect usage.

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

        Temporary or permanent outages of our computers, software or telecommunications equipment could have an adverse effect on our business. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. The measures we take, however, adequately protect our business. If we experience a failure that results in us not being able to deliver our products to clients, or to update our products, we could experience reduced demand for our products.

        We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent and copyright laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. We cannot guarantee that we will always succeed in this effort. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we do not succeed in protecting our intellectual property. The same would be true if a court should find that our services infringe other persons' intellectual property rights. Any intellectual property lawsuits in which we might become involved, either as a plaintiff, or as a defendant, could cost us a significant amount of time and money.

        Litigation in which we become involved may adversely affect our business. We currently and from time to time are involved in litigation incidental to the conduct of our business. There can be no assurance that we will have insurance to cover our pending claims or our future claims. If any pending claims or future claims are adversely determined, they could have a material adverse effect on our financial position or results of operations.

        Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, our officers, and other key employees. Our business requires highly skilled technical, sales, management, Web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock option plan, and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of a loss of Mr. Florance or other key officers or employees.

        Our business depends on our management team's ability to execute our business plan. We have recently added several key officers to our management team. Our business depends on the successful integration of these new officers, and the ability of our assembled management team to successfully execute our business plan. The inability of our management team to successfully integrate our new officers or execute our business plan could have an adverse effect on our operations.

        Cyclical downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business may be affected by conditions in the commercial real estate industry, including businesses that supply or invest in that industry. A decrease in the level of commercial real estate activities could adversely affect demand for our services. The traditional economic downturns in the commercial real estate industry could also harm our business. These changes could decrease renewal rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients' bargaining power. Any of these factors could adversely affect our business.

        General economic conditions could have an adverse effect on our business. The commercial real estate industry is particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these general economic conditions could adversely affect our business.

        If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in our established markets, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

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

        If we are unable to provide our clients with training and technical support, our business could be harmed. Since many of our clients are not sophisticated computer users, it is important that they find our products easy to use. To meet these needs, we provide client training and have developed a client support network that seeks to respond to client inquiries as soon as possible. If we do not maintain adequate training and support levels, we could experience reduced demand for our services.

        We have risks associated with legislation in the real estate industry. Real estate is a regulated industry in the United States. These laws and related regulations, and any newly adopted regulations, may limit or restrict our activities or could require us to expend significant resources to comply. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. In addition, if we are found to be in violation of these regulations, we may incur penalties or we may be precluded from certain activities.

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


ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of September 30, 2000.

PART II.   OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

        On November 5, 1999, a suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County under the caption Morris v. Avis, et al (C.A. 197554). The suit alleged breaches of fiduciary duties by the former members of the board of directors of Comps and Summit Partners. On November 8, 1999, a suit was filed in the Superior Court of the State of California of and for the County of San Diego captioned Berghoff v. Comps.com et al (case no. GIC 738362). The allegations in the California lawsuit were similar to the allegations in the Delaware suit. The plaintiffs in both of these lawsuits had requested monetary damages and injunctive relief to prevent the consummation of the merger between Comps and the Company. On January 6, 2000, the Delaware suit was voluntarily dismissed by the plaintiff. On February 4, 2000, the parties to the California lawsuit entered into a Memorandum of Understanding that set forth their agreement to settle the lawsuit. The parties subsequently negotiated and executed a more detailed Joint Stipulation and Agreement of Compromise, Settlement and Release ("Joint Stipulation"). On April 7, 2000, the Court entered an Order of Preliminary Class Action Settlement, consistent with the terms of the Joint Stipulation. On September 15, 2000, the Court entered a Final Order and Judgment approving the settlement and dismissing the suit.

        The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management of the Company, is likely to have a material adverse effect on the Company's financial position or results of operations.


ITEM 2     CHANGES IN SECURITIES

        In connection with the acquisition of ARES, the Company issued to Terry McKiernan and Michael Griffin, the sole members of ARES, an aggregate of 2,140 shares of common stock, par value $.01 per share, on February 28, 2000 and an aggregate of 2,196 shares of common stock, par value $.01 per share, on October 10, 2000. Such shares comprised part of the consideration for the acquisition for ARES and were issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5     OTHER INFORMATION

        None


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

        A current report on Form 8-K was filed by the Company on September 26, 2000 announcing the appointment of its Chief Operating Officer, Lawrence J. Dressel. A current report on Form 8-K was also filed by the Company on October 26, 2000 with respect to the press release announcing the Company's third quarter earnings.

EXHIBIT NUMBER:  EXHIBIT DESCRIPTION:

10.1             Employment Agreement for Lawrence J. Dressel

27               Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  COSTAR GROUP, INC.






                Date: November 14, 2000      By: /s/ Frank A. Carchedi

                                             -------------------------------
                                             Frank A. Carchedi
                                             Chief Financial Officer
                                             (Principal Financial and Accounting Officer
                                             and Duly Authorized Officer)