Form 10-K405
period 2000-12-31
COSTAR GROUP INC
filed 2001-03-30
CIK 1057352

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                       2 BETHESDA METRO CENTER, 10TH FLOOR
                            BETHESDA, MARYLAND 20814
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
statement to this Form 10-K.      [X]

        Based on the closing price of the common stock on March 15, 2001 on the NASDAQ Stock Market, the aggregate market value of registrant's common stock held by non-affiliates of the registrant was approximately $220.6 million.

        As of March 15, 2001, there were 15,583,505 shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                              PART I
Item 1     Business...............................................................................................3

Item 2     Properties ............................................................................................10

Item 3     Legal Proceedings .....................................................................................10

Item 4     Submission of Matters to a Vote of Security Holders ...................................................10

                                               PART II

Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters ..............................11

Item 6     Selected Consolidated Financial and Operating Data ....................................................12

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................................13

Item 7A    Quantitative and Qualitative Disclosures about Market Risk ............................................23

Item 8     Financial Statements and Supplementary Data ...........................................................23

Item 9     Changes in and Disagreements with Accountants, on Accounting and Financial Disclosure...............................................................................23

                                             PART III

Item 10    Directors and Executive Officers of the Registrant ....................................................23

Item 11    Executive Compensation ................................................................................23

Item 12    Security Ownership of Certain Beneficial Owners and Management ........................................23

Item 13    Certain Relationships and Related Transactions ........................................................24

                                             PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................................24


Index To Consolidated Financial Statements .......................................................................F-1

ITEM 1          BUSINESS

        (In this report, the words "we", "our", "us", "CoStar" or the "Company" refer to CoStar Group, Inc. and its subsidiaries. This report also refers to our Web site, but information contained on that site is not part of this report.)

        CoStar Group, Inc. is the leading provider of information services to the U.S. commercial real estate industry. CoStar's suite of products offers customers access via the Internet to the most comprehensive, verified database of commercial real estate information in over 50 U.S. markets.

        Since its founding in 1987 and its subsequent incorporation in Delaware in 1998 to succeed its predecessor companies, CoStar's strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most up-to-date, consolidated, and standardized information on U.S. commercial real estate. CoStar delivers its content to customers through ten distinct products and services. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, sales comparable information, data hosting for clients' web sites, decision support, contact management, tenant information, property data integration, property marketing, and industry news. Today, we are creating a centralized digital marketplace where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions over the Internet due to efficient exchange of accurate and standardized information supplied by CoStar.

        We have five assets that provide a unique foundation for this marketplace: the most comprehensive, proprietary, national database in the industry; the largest research department in the industry; proprietary technology including in-house product development; a broad suite of digital products and services; and what we believe is the largest number of participating organizations. Our database has been constructed over more than a decade by a research department that makes updates daily to our database throughout the year. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases. The database now contains information on more than 20 billion square feet of commercial real estate, over one million tenants, and covers more than $70.6 billion in properties for sale.

INDUSTRY OVERVIEW

        We believe that the market for commercial real estate information is vast based on the variety, volume, and value of transactions related to commercial real estate. Each transaction has multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate, and current information. Members of the commercial real estate and related business community require daily access to current data such as rental rates, vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market developments to carry out their businesses effectively. Such data collection is time-consuming, as shown by a 1996 study we commissioned, which found that commercial real estate professionals spent 40% of their workday collecting and analyzing information on the real estate market. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using national standardized data, and interact with each other on a continuous basis.

        A large number of parties involved in the commercial real estate and related business community require extensive information, including:

    - Sales and leasing brokers
    - Property owners
    - Property managers
    - Design and construction professionals
    - Real estate developers
    - Real estate investment trust managers
    - Investment bankers
    - Commercial bankers
    - Investors and asset managers
    - Government agencies' staff members
    - Mortgage-backed security issuers
    - Appraisers
    - Reporters
    - Tenant vendors
    - Building services vendors
    - Communications providers
    - Insurance companies' managers
    - Institutional advisors

        The commercial real estate and related business community generally operates in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers, and local research companies, have attempted to collect data on specific markets and develop software to analyze the information they have independently gathered. This highly fragmented methodology has resulted in duplication of effort in the collection and analysis of information, excessive internal cost and the creation of non-standardized data containing varying degrees of accuracy and comprehensiveness, thus spawning a formidable information gap.

        The creation of an efficient digital marketplace for commercial real estate requires an infrastructure of a national, standardized database, accurate and comprehensive research capabilities, and intensive, real-time participant interaction. By combining its extensive database, approximately 700 experienced researchers, technological expertise and broad customer base, CoStar believes that it has created the platform for this national exchange. Our infrastructure combined with Internet technology has allowed CoStar to develop a truly centralized and interactive marketplace.

        The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, create community among individuals with similar interests, and conduct business electronically. In addition to its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media. These features enable users to:

        - retrieve enormous amounts of information at low cost and without geographic limitation;
        - access dynamic and interactive content on a real-time basis; and
        - communicate and interact instantaneously with a single individual or with large groups of users.

COSTAR'S COMPREHENSIVE, NATIONAL DATABASE

        CoStar has spent 14 years building and acquiring a proprietary database of commercial real estate information, which includes leasing, sales, comparable sales, tenants, demand statistics and digital images.

        As of December 31, 2000, our proprietary database contained:

        -  more than 20 billion square feet of U.S. commercial real estate;
        -  over 800,000 properties;
        -  over 2.3 billion square feet of space available;
        -  approximately 59,000 properties for sale;
        -  over 1 million tenants occupying commercial real estate space;
        -  more than 583,000 sales transactions valued at over $750 billion; and
        - over 968,000 high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

        - Location
        - Site and zoning information
        - Building characteristics
        - Space availability
        - Tax assessments
        - Ownership
        - Sales comparables
        - Mortgage and deed information
        - For-sale information
        - Income and expense histories
        - Tenant names
        - Lease expirations
        - Contact information
        - Historical trends

COSTAR RESEARCH

        We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2000, our researchers drove approximately one million miles, conducted hundreds of thousands of on-site building inspections, examined more than 60 million public records, and interviewed approximately one million tenants, owners and brokers.

        Research Department. As of December 31, 2000, approximately 700 commercial real estate research professionals conducted research for CoStar. Every research employee undergoes an extensive training program to maintain consistent research methods and processes. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring, and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, these professionals frequently take the initiative and report transactions to our researchers.

        CoStar has an extensive field research effort that permits physical inspection of properties in order to find additional inventory, photograph properties and verify existing information. Some of these researchers use CoStar trucks equipped with Global Positioning Systems, which use satellites to keep track of the trucks' location and pinpoint building locations. Each CoStar truck uses wireless technology to track and transmit field data. A dispatch center in the Company's Bethesda office manages the entire day-to-day field operations while using tracking software to monitor each researcher's progress. As of December 31, 2000, CoStar had 39 trucks used by field researchers in markets throughout the United States. The site inspection consists of photographing the building, measuring the building (if necessary), counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties for CoStar to add to the collection of CoStar's digital images in our database.

        License Agreements. We license a small portion of our data from public record providers, and licensing agreements with these entities provide for our use of a portion of their national property ownership information in the enhancement and development of various CoStar services.

        Management and Quality Control Systems. In 2000, we enhanced both our automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area, and expired leases. Our non-automated quality control procedures include:

        - calling our information sources on recently-updated properties to re-verify information;
        - reviewing commercial real estate periodicals for transactions to cross-check our research;
        - performing periodic research audits and field checks to determine if we correctly canvassed all buildings;
        - providing training and retraining to our research professionals to ensure accurate data compilation; and
        - compiling measurable performance metrics for research teams and managers for feedback on data quality.

Finally, one of the most important and effective quality control measures is feedback, garnered through regular client surveys taken from the commercial real estate professionals using our data every day.

PROPRIETARY TECHNOLOGY

        In-House Product Development and Information Technology Team. As of December 31, 2000, CoStar had a staff of approximately 65 product development and information technology professionals who focused on developing and creating enhanced products, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar's comprehensive database and image library. In 2000, this team completed the development of several new Web products and enhanced other Web enabled software products that use the Internet for delivery of content and digital images. On an ongoing basis, these professionals make modifications to internal applications to implement efficiencies and controls that ultimately produce quality improvements to the database. They regularly implement product enhancements, including expanded features and new graphic design. To increase the speed of data collection, quality control review and data delivery, the product development and information technology team makes regular adjustments to internal systems. In addition, this team is responsible for developing the infrastructure to appropriately support a database with the size and complexity of CoStar's database.

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

        CoStar Property(TM). CoStar Property delivers to subscribers a complete inventory of office and industrial properties and has fostered the development of our digital leasing marketplace. Subscribers use CoStar Property to research leasing options, analyze market conditions and competitive property positions, and produce multimedia client presentations. Members of the broader commercial real estate community, including non-CoStar subscribers, utilize CoStar Property extensively to market their properties. Subscribers can query CoStar Property with any combination of pertinent criteria, combining any of approximately one hundred data fields from categories such as building size, location, building characteristics, space availability, ownership, or sales comparables. CoStar Property's search engine scans through hundreds of millions of square feet of space in a specified market in seconds to find all the properties meeting the search criteria. Our subscribers can select from over 50 customizable reports, presenting space availability, comparable sales, tenant activity, market statistics, photographs, and floor plans. Users can export and edit reports, photos, and floor plans to help determine the feasibility of a specific space for the user's needs. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates, or average rental rates.

        CoStar Tenant(TM). CoStar Tenant is a detailed business-to-business prospecting and analytical tool for commercial real estate professionals. CoStar Tenant delivers detailed information profiling the tenants occupying commercial buildings by tracking tenants throughout the United States. A key service feature is lease expiration information. Subscribers use CoStar Tenant to gather information about particular tenants, identify and target the most likely tenants to lease space, ascertain all tenants in a particular building, understand trends and the underlying demand for commercial real estate, locate and target the tenants most likely to need representation for their real estate requirements, and pinpoint the tenants most likely to buy a particular vendor's goods and services.

        CoStar COMPS(R). CoStar COMPS is a tool for lenders, brokers, appraisers, investors and corporate real estate executives who need to research property comparables, identify market trends, expedite the appraisal process, support property valuations, and prospect customers using the database of buyers, sellers and brokers. CoStar COMPS provides comprehensive, national information on comparable sales information in the commercial real estate industry. This service is provided through a Web-based system and includes information on sale prices, income and expenses, capitalization rates, loan data and other key details. Customers may search the proprietary database of comparable sale information using multiple search parameters, including location, property type, square footage, price range and number of units. Customers receive a report of all relevant properties in the database matching their search criteria, including photographs.

        CoStar Exchange(TM). CoStar Exchange is an on-line marketplace for the buying and selling of commercial properties. As of December 31, 2000, the database contained approximately 59,000 commercial properties for sale with a combined asset value in excess of $70.6 billion. In the second quarter of 2000, we began distributing that information in a broker-centric model through a secure Web-based browser where sellers and brokers of properties are able to list extensive information about their properties for sale on the site at no cost. The site affords an efficient means for these sellers to reach a large universe of potential buyers. Sellers of investment-grade properties have the additional option of selecting limited, secure distribution of their properties in order to address confidentiality requirements. The CoStar Exchange service integrates the content developed through years of research under the CoStar Property, CoStar Tenant, CoStar COMPS and other CoStar services.

        CoStar Connect(TM). CoStar Connect was released during the first quarter of 2001 and allows commercial real estate firms to license CoStar's technology and content to market property listings on their corporate web sites. This service offers clients access to CoStar's content and digital images in a service that seamlessly updates and manages the client's online property information. It enables commercial real estate professionals to enhance the quality and depth of their listing information by incorporating data fields from CoStar's national database. CoStar Connect also adds new technology capabilities to company web sites such as search engines, tailored space queries, space calculators, sophisticated mapping and 360(Degree) virtual tours.

        CoStar Marketplace(TM). CoStar Marketplace provides an on-line means for the commercial real estate and related business community to direct advertising to the appropriate decision-makers. We currently deliver this service through our CoStar services and via our Website. This service benefits our clients by providing them increased distribution, higher visibility, and a more cost-effective way to reach their targeted audience for their advertising materials.

        CoStar News(TM). Our Website, our CoStar services, and our e-mail news dispatches have become an accepted source of reliable industry news. In 2000, we published over 9,200 news stories. Our newswire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions, ground breakings and other features.

        CoStar Advisory(TM). CoStar Advisory is an electronic report that provides in-depth analyses of changing trends in vacancy rates, tenant movements, supply, new construction, absorption rates, and other important market metrics at the metropolitan, market and sub-market levels. CoStar Advisory is currently available for the Atlanta and Dallas markets. Certain of the analytic tools within CoStar Advisory are also available within CoStar Property, which allow users to perform sophisticated analyses of underlying market conditions and trends when making decisions involving commercial real estate.

        Metropolis(TM). As a result of our November 2000 acquisition of First Image Technologies, Inc., we now offer the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The metropolis software allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar products. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California market.

        CoStar ARES 2000(TM). CoStar ARES 2000 is a leading contact management and business tool for commercial real estate professionals. CoStar ARES 2000 works in conjunction with ACT! 2000 and turns ACT! into a real estate productivity system by providing commercial real estate elements that are not provided by ACT!. Users of CoStar ARES 2000 can import data from other CoStar services into CoStar ARES 2000.

CLIENTS

        We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists representative clients in various categories.

BROKERAGE                     LENDERS, INVESTMENT BANKERS             APPRAISERS, ACCOUNTANTS
---------                     ---------------------------             ------------------------

Cushman & Wakefield           Bankers Trust Company                   Arthur Andersen
CB Richard Ellis              Credit Suisse First Boston              KPMG
Grubb & Ellis                 GMAC Commercial Mortgage                PriceWaterhouseCoopers
Jones Lang LaSalle            Merrill Lynch                           Deloitte and Touche
Insignia/ESG                  Bank of America
Julien J. Studley             Wells Fargo
The Staubach Company          Washington Mutual
Carter & Associates           World Savings
Colliers                      First Nationwide
Binswanger
Marcus & Millichap
Equis
Transwestern

REITs                                 OWNERS AND DEVELOPERS              VENDORS
-----                                 ---------------------              -------

Boston Properties                     Hines                              IntelliSpace
CarrAmerica                           Trammell Crow Company              Kastle Systems
Cornerstone Properties, Inc.          TrizecHahn Corporation             RCN Corporation
Equity Office Properties              Gale & Wentworth
Prentiss Properties                   Manulife Financial


                                                                           INSTITUTIONAL ADVISORS,
GOVERNMENT AGENCIES                        PROPERTY MANAGERS               ASSET MANAGERS
-------------------                        -----------------               -----------------------

County of Los Angeles                      Kennedy-Wilson Properties       AEW Capital Management
Fairfax County Dev. Authority              Leggat McCall Properties        Jones Lang LaSalle
Montgomery County Dept.                    Lincoln Property Company        Legg Mason
    of Public Works                        PMRealty Group                  LendLease Real
NYC Economic Development                   U.S. Equities Realty                Estate Investments
U.S. General Services Administration                                       USAA Real Estate
                                                                               Company

        As of December 31, 2000, no single client accounted for more than 5% of our revenues. We do not have a significant backlog and do not believe that backlog is a meaningful indicator of our future results.

SALES AND MARKETING

        As of December 31, 2000, we had over 170 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily geographically focused and located in over 20 field sales offices in our largest U.S. markets. Our offices typically serve as the platform for our in-market sales, client service, and field research operations for their respective regions. The sales force is responsible for selling to new prospects, renewing existing client contracts, and identifying cross-selling opportunities.

        Our field sales people primarily focus in Information Solutions or eMedia. The Information Solutions sales personnel focus on selling information services such as CoStar Exchange, CoStar Property, CoStar Tenant, CoStar COMPS and Metropolis. Many of these salespeople have significant commercial real estate experience, allowing them to take a consultative sales approach. Within this group we have a major accounts team, which focuses solely on the Company's largest clients. The eMedia sales personnel sell CoStar Connect, on-line advertising on our website and advertising space in the CoStar Property and CoStar Tenant regional newswires. Many of these sales people have an advertising sales background or experience in commercial real estate. Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to more of our newer services.

        We seek to make our services essential to our clients' businesses. To encourage clients to use our services regularly, we generally charge fixed monthly amounts rather than fees based on actual system usage. Our clients' monthly charges are based on the number of sites, organization size, the company's business focus, and the number of services to which a client subscribes.

        Our customer service and support staff is charged with installing and training our client base as well as ensuring high client satisfaction by providing on-going support. The customer service and support staff handles all facets of customer relations including billing questions, research questions and routine technical issues, and has primary, front-line responsibility for customer care.

        Our primary marketing methods include: service demonstrations, direct marketing, trade show and industry events, print advertising, and client referrals. Direct marketing is the most cost effective means for us to find prospective clients. Our direct marketing efforts include direct mail, e-mail, and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, we have found the most effective sales method is a service demonstration. Our advertising includes traditional print advertising, Internet banners and private network banners. We use various forms of advertising for brand identity, message reinforcement, and potential client identification. We also attend industry tradeshows and seminars to reinforce our relationships with our core user groups.

COMPETITION

        The market for information systems and services generally is competitive and rapidly changing. The market for Internet services and providers is intensely competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information are:

        - quality and depth of the underlying databases;
        - price;
        - ease of use, flexibility, and functionality of the software;
        - timeliness of the data;
        - breadth of geographic coverage and services offered;
        - perception that the service offered is the industry standard;
        - proprietary nature of methodologies, databases and technical resources;
        - effectiveness of marketing and sales efforts;
        - client service and support;
        - vendor reputation;
        - brand loyalty among customers; and
        - capital resources.

        We compete directly and indirectly for customers with the following categories of companies:

        - online services or Web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Propertyfirst.com, LoopNet, Inc. and RealtyIQ.com;
        - publishers and distributors of information services, including regional providers and smaller local providers, and national print publications such as Black's Guide;
        - consortiums of real estate companies formed to explore opportunities in technology;
        - locally based real estate boards or associations sponsoring property listing services;
        - in-house research departments operated by some commercial real estate brokers; and
        -  public record providers.

        As the digital real estate marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, and marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing or potential competitors, competition could materially harm our business.

PROPRIETARY RIGHTS

        To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

        -  trade secret, copyright, trademark and other laws;
        - nondisclosure, noncompetetion and other contractual provisions with employees and consultants;
        -  license agreements with customers;
        -  patent protection; and
        -  technical measures.

        We seek to protect our software's source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for our databases, software and other materials. Under current law, the arrangement and selection of data may be protected, but the actual data itself may not be. Moreover, other people are free to try to independently create databases that perform the same function as ours. We believe, however, that it would be very time-consuming and costly to create a competing database. We license our database, software and services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our content, images and software. In addition, the license agreements prohibit the unauthorized reproduction or transfer of the information and software we license.

        We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures to discourage and detect unauthorized copying.

        We have filed trademark applications to register trademarks for a variety of names for the CoStar products and other marks, and have obtained registered trademarks for "CoStar" and "COMPS." In addition, we have filed a patent application covering certain of our methodologies and software.

        On September 30, 1999, CoStar filed suit against LoopNet, Inc. in the U.S. District Court for the District of Maryland. The complaint asserts, among other things, that LoopNet infringed CoStar's copyrights by unlawfully displaying and distributing CoStar's copyrighted photographs on LoopNet's web site. On March 14, 2000, the judge issued a preliminary injunction ordering LoopNet, Inc. to remove CoStar photographs from the LoopNet website once CoStar notifies it of any possible infringement. The injunction also requires that LoopNet notify users whenever it removes CoStar photographs submitted for posting on LoopNet's Web site. It also mandates that LoopNet require certain repeat offenders to produce evidence of copyright ownership before posting any photograph to the LoopNet Web site. In its suit, CoStar is seeking monetary damages for past infringements, attorney's fees and a permanent injunction against LoopNet.

EMPLOYEES

        As of December 31, 2000, we employed 974 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

ITEM 2          PROPERTIES

        Our corporate headquarters in Bethesda, Maryland occupies approximately 60,000 square feet under a lease that expires on March 14, 2010. We believe that our Bethesda, Maryland facility will be adequate to meet our requirements for our headquarters for the foreseeable future.

        In addition to our Bethesda, Maryland facility, our research operations are headquartered in San Diego, California and Mason, Ohio. Additionally, we lease office space in a variety of other locations, which are generally field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Newport Beach; Philadelphia; Houston; Atlanta; Phoenix; Southfield, Michigan; Cranford, New Jersey; Charlotte, North Carolina; Ft. Lauderdale, Florida; Seattle; Denver; Austin; Dallas; Sacramento, California; and Tampa, Florida.

ITEM 3          LEGAL PROCEEDINGS

        We are currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2000.

ITEM 5          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

        Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market under the symbol "CSGP." The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market.

YEAR ENDED DECEMBER 31, 1999                              HIGH               LOW
----------------------------                              ----               ---

   First Quarter..........................................$29 1/4            $12 5/8
   Second Quarter.........................................$48 5/8            $28 1/2
   Third Quarter..........................................$48                $22 3/16
   Fourth Quarter.........................................$35 7/8            $14 5/16

YEAR ENDED DECEMBER 31, 2000
----------------------------

   First Quarter..........................................$53 11/16          $30 3/8
   Second Quarter.........................................$39 9/16           $20 3/8
   Third Quarter..........................................$40 3/4            $24 1/2
   Fourth Quarter.........................................$36 11/16          $18 17/64

        As of March 15, 2001, there were approximately 147 holders of record of our common stock. On March 15, 2001, the last sale price reported on the Nasdaq Stock Market for our common stock was $16 13/16 per share.

        Dividend Policy. We have never declared or paid any dividends on our common stock. We do not plan to do so in the foreseeable future.

        Recent Issues of Unregistered Securities. In connection with the acquisition of ARES, the Company issued to the two members of ARES, an aggregate of 2,140 shares of our common stock on February 28, 2000 and an aggregate of 2,196 shares of common stock on October 10, 2000. Such shares comprised part of the consideration for the acquisition for ARES and were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the acquisition of First Image Technologies, Inc., we issued to the sole stockholder of First Image Technologies 9,424 shares of our common stock on November 9, 2000. These shares comprised part of the consideration for the acquisition for First Image Technologies and were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act. On February 23, 2000, we issued to Michael Klein, our Chairman, 35,294 shares of our common stock in connection with the net exercise of a warrant held by Mr. Klein. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6          SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER OPERATING DATA)

        The following table provides selected financial data for the five years ended December 31, 2000. The Statement of Operations Data we show below for 1998 through 2000 and the Balance Sheet Data for 1999 and 2000 is derived from audited financial statements that we include later in this report. The Statement of Operations Data for 1996 and 1997 and the Balance Sheet Data for 1996 through 1998 we show below is derived from audited financial statements for those years, which do not appear in this report. As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1996 through 2000 is derived from the audited financial statements of us and of our predecessor companies for those years.

                                                                 YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                             1996          1997          1998          1999          2000
                                           --------      --------      --------      --------      --------

STATEMENT OF OPERATIONS DATA:
  Revenues ...........................     $  4,336      $  7,900      $ 13,900      $ 30,234      $ 58,502
  Cost of revenues ...................        2,188         3,413         4,562        13,244        30,202
                                           --------      --------      --------      --------      --------
  Gross margin .......................        2,148         4,487         9,338        16,990        28,300
  Operating expenses .................        4,829         7,786        12,864        32,373        83,335
                                           --------      --------      --------      --------      --------
  Loss from operations ...............       (2,681)       (3,299)       (3,526)      (15,383)      (55,035)
  Other income, net ..................           49            33           341         3,106         3,335
  Income tax benefit .................            0             0             0             0         2,045
                                           --------      --------      --------      --------      --------
  Net loss ...........................     $ (2,632)     $ (3,266)     $ (3,185)     $(12,277)     $(49,655)
                                           ========      ========      ========      ========      ========
  Net loss per share - basic and
     diluted .........................     $  (0.60)     $  (0.57)     $  (0.44)     $  (1.05)     $  (3.28)
                                           ========      ========      ========      ========      ========
  Weighted average shares
     outstanding .....................        4,388         5,722         7,213        11,727        15,137
                                           ========      ========      ========      ========      ========


                                                               AS OF DECEMBER 31,
                                         ------------------------------------------------------------
                                           1996         1997          1998        1999          2000
                                         -------      -------       -------      -------      -------

BALANCE SHEET DATA:
  Cash and cash equivalents .......      $ 3,326      $ 1,069       $19,667      $94,074      $47,101
  Working capital .................        2,248       (1,547)       16,900       89,153       35,601
  Total assets ....................        7,670        6,581        27,541      136,905      145,871
  Total liabilities ...............        2,000        3,664         4,338       17,208       19,497
  Stockholders' equity ............        5,670        2,917        23,203      119,697      126,374


                                                         AS OF DECEMBER 31,
                                         ------------------------------------------------------
                                          1996        1997        1998       1999        2000
                                         ------      ------     -------     -------     -------

OTHER OPERATING DATA:
  Markets Covered by Database .....           9          14          19          41          51
  Number of Subscription Clients...         542       1,123       1,731       3,612       5,407
  Billions of Square Feet in
     Database .....................         3.3         6.5         9.1        15.6        21.7
  Buildings in Database ...........      43,520     112,335     175,471     334,917     864,920
  Images in Database ..............      47,308      90,545     178,827     349,526     968,316

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements", which involve many risks and uncertainties that could cause actual results to differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes in the commercial real estate industry, managerial execution, customer retention, development of our sales force, employee retention, and our ability to adapt to technological changes. More information about potential factors that could cause actual results to differ materially include, but are not limited to, those stated below under the heading "Risk Factors". All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements included herein.

OVERVIEW

        CoStar is the leading provider of information services to the U.S. commercial real estate industry. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, data hosting for clients' web sites, contact management, property data integration, and industry news. Substantially all of our current services are digitally delivered over the Internet.

        We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisition of COMPS.COM, Inc. ("Comps") and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions and working capital and general corporate purposes.

        From 1994 through 2000, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps. In November 2000, we acquired First Image Technologies. The more recent acquisitions are discussed later in this section.

        We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of December 31, 2000, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Houston, San Diego, Phoenix, Denver and Florida. These regions provide us with substantial cash flow, which we reinvest into the business. Emerging regions are those in the process of becoming established, and require substantial investment until such time that the revenue for the region exceeds the operating costs for the region. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

        The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect continued development and distribution of new services and expansion of existing services across current markets and we may have geographic expansion in the United States and international markets in the future. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate losses and negative cash flow from operations during the next year.

        Although our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS contracts range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company's business focus, and the number of services to which a client subscribes.

       Our contract renewal rate generally exceeds 90% on an annual basis. However, recently many telecommunications companies (which represented approximately 6% of our revenues at their peak) have discontinued or curtailed their operations. This has resulted in an increased number of cancellations of our services by these telecommunications companies. These cancellations, together with other factors, could result in a lower renewal rate for our services over the next twelve months.

       Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

        As explained in the Notes to the Consolidated Financial Statements that appear later in this report, the financial data for 1998 through 2000 is derived from the audited financial statements of us and of our predecessor companies for those years.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table provides our selected consolidated results of operations (in thousands of dollars and as a percentage of total revenue) for the indicated periods:

                                                        YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                                1998              1999              2000
                                           --------------    --------------   -----------------
Revenues.................................  $13,900   100%   $ 30,234   100%     $ 58,502   100%
Cost of revenues.........................    4,562    33      13,244    44        30,202    52
                                           -------   ---     -------   ---      --------   ---
Gross margin.............................    9,338    67      16,990    56        28,300    48
Operating expenses
     Selling and marketing...............    6,935    50      17,965    59        37,644    64
     Software development................      704     5       1,108     4         3,865     7
     General and administrative..........    4,920    35      11,054    37        27,086    46
     Purchase amortization...............      305     2       2,246     7         8,928    15
     Acquired in-process development.....        0     0           0     0         5,812    10
                                           -------   ---     -------   ---      --------   ---
          Total operating expenses.......   12,864    92      32,373   107        83,335   142
                                           -------   ---     -------   ---      --------   ---
Loss from operations.....................   (3,526)  (25)    (15,383)  (51)      (55,035)  (94)
Other income, net........................      341     2       3,106    10         3,335     6
Income tax benefit.......................        0     0           0     0         2,045     3
                                           -------   ---     -------   ---      --------   ---
Net loss.................................  $(3,185)  (23)%  $(12,277)  (41)%    $(49,655)  (85)%
                                           =======   ===     =======   ===      ========   ===

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

        Revenues. Revenues grew 93% from $30.2 million in 1999 to $58.5 million in 2000. This increase resulted principally from growth in our client base for the regions we served, expansion of our services in existing regions and the acquisition of Comps. Revenues from regions we considered established as of December 31, 2000 grew from approximately $22.5 million in 1999 to approximately $31.6 million in 2000, an increase of 40%. Comps contributed $15.5 million to revenues for 2000. Comps revenue grew approximately 30% in 2000 after the acquisition.

        Gross Margin. Gross margin increased from $17.0 million in 1999 to $28.3 million in 2000. While gross margin increased in total, as a percentage of revenues it decreased from 56% to 48%. The increase in gross margin amounts resulted principally from significant revenue growth from established regions and the acquisition of Comps. The decline in gross margin percentages resulted from lower gross margin percentages in Comps products and an increase in purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image Technologies acquisitions. This amortization increased from $777,000 in 1999 to $4.8 million in 2000.

        Selling and Marketing Expenses. Selling and marketing expenses increased from $18.0 million in 1999 to $37.6 million in 2000 and increased as a percentage of revenues from 59% in 1999 to 64% in 2000. Selling and marketing expenses increased as a result of continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging and acquired regions. In addition, these expenses increased as a result of the non-recurring marketing costs surrounding the launch of our CoStar Exchange product, which began to decline after the second quarter of 2000, and ended during the fourth quarter of 2000.

        Software Development Expenses. Software development expenses increased from $1.1 million in 1999 to $3.9 million in 2000 and increased as a percentage of revenues from 4% in 1999 to 7% in 2000. The increase in expenses reflects development costs for the increased number of products we now support including CoStar COMPS and Costar Exchange.

        General and Administrative Expenses. General and administrative expenses increased from $11.1 million in 1999 to $27.1 million in 2000 and increased as a percentage of revenues from 37% in 1999 to 46% in 2000. General and administrative expenses increased due to the hiring of new employees to support our expanded operations and client base and also the increase in employees due to the acquisition of Comps. During 2000, we recruited and hired four senior level executives.

        Purchase Amortization. Purchase amortization increased from $2.2 million in 1999 to $8.9 million in 2000. Purchase amortization increased primarily due to the acquisition of Comps.

        Acquired In-Process Development. Acquired in-process development costs of $5.8 million in 2000 consist of in-process development costs written off as part of the Comps acquisition.

        Other Income, Net. Interest and other income increased from $3.1 million in 1999 to $3.3 million in 2000. This increase was primarily a result of a full year of interest earned on the proceeds from the follow-on public offering.

        Income Tax Benefit. An income tax benefit of $2.0 million in 2000 is a result of the reversal of the deferred tax liability in connection with the amortization of identified intangible assets established during recent acquisitions.

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

        Gross Margin. Gross margin increased from $9.3 million in 1998 to $17.0 million in 1999. While gross margin increased in total, as a percentage of revenues it decreased from 67% to 56%. The increase in gross margin amounts resulted principally from significant revenue growth from established regions. The decline in gross margin percentages resulted from costs related to the expansion of services in established regions, an increase in the number of emerging regions and lower gross margins in the newly acquired regions. Furthermore, our cost of revenues for the year ended December 31, 1999 includes purchase price amortization from the LeaseTrend, Jamison and ARES acquisitions of $777,000.

        Selling and Marketing Expenses. Selling and marketing expenses increased from $6.9 million in 1998 to $18.0 million in 1999 and increased as a percentage of revenues from 50% in 1998 to 59% in 1999. Selling and marketing expenses increased as a result of the cost of the acquired sales organizations and continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging and acquired regions, including Phoenix, Houston, Denver, Florida and the Midwest.

        Software Development Expenses. Software development expenses increased from $704,000 in 1998 to $1.1 million in 1999, but decreased as a percentage of revenues from 5% in 1998 to 4% in 1999. The increase in expenses reflects development costs for the expansion of services for emerging and established regions and new service initiatives.

        General and Administrative Expenses. General and administrative expenses increased from $4.9 million in 1998 to $11.1 million in 1999 and increased as a percentage of revenues from 35% in 1998 to 37% in 1999. General and administrative expenses increased due to the hiring of new employees to support our expanded operations and client base, as well as the increased administrative costs in a public company.

        Purchase Amortization. Purchase amortization increased from $305,000 in 1998 to $2.2 million in 1999. Purchase amortization increased primarily due to the acquisition of Jamison, LeaseTrend and ARES.

        Other Income, Net. Other income increased from $341,000 in 1998 to $3.1 million in 1999. This increase resulted from an increase in interest income due to our higher average cash balances in 1999, reflecting the net proceeds from our follow-on public offering in May 1999.

CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

        The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods:

                                                            1999                                     2000
                                           --------------------------------------  ---------------------------------------
                                           MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30    SEPT. 30   DEC. 31
                                           -------   -------   --------   -------  --------   -------    --------   -------
                                                                           (IN THOUSANDS)
Revenues................................. $ 6,127    $ 7,178   $ 8,021   $ 8,908   $ 11,372   $ 14,572   $ 15,717   $ 16,841
Cost of revenues.........................   2,594      3,068     3,616     3,965      5,977      7,730      8,356      8,139
                                           ------    -------   -------   -------   --------   --------   --------   --------
Gross margin.............................   3,533      4,110     4,405     4,943      5,395      6,842      7,361      8,702
Operating expenses.......................   5,759      7,352     8,898    10,364     22,090     21,571     20,261     19,413
                                           ------    -------   -------   -------   --------   --------   --------   --------
Loss from operations.....................  (2,226)    (3,242)   (4,493)   (5,421)   (16,695)   (14,729)   (12,900)   (10,711)
Other income (expense), net..............      62        616     1,234     1,193      1,026        751        807        751
Income tax benefit.......................       0          0         0         0        565        845        523        112
                                           ------    -------   -------   -------   --------   --------   --------   --------
Net loss................................. $(2,164)   $(2,626)  $(3,259)  $(4,228)  $(15,104)  $(13,133)  $(11,570)  $ (9,848)
                                           ======    =======   =======   =======   ========   ========   ========   ========


                                                               1999                                     2000
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   -------
                                                                    (AS A PERCENTAGE OF TOTAL REVENUE)
Revenues.................................       100%      100%      100%       100%      100%      100%      100%       100%
Cost of revenues.........................        42        43        45         45        53        53        53         48
                                                ---       ---       ---        ---      ----       ---       ---        ---
Gross margin.............................        58        57        55         55        47        47        47         52
Operating expenses.......................        94       102       111        116       194       148       129        115
                                                ---       ---       ---        ---      ----       ---       ---        ---
Loss from operations.....................       (36)      (45)      (56)       (61)     (147)     (101)      (82)       (64)
Other income (expense), net..............         1         9        15         13         9         5         5          4
Income tax benefit.......................         0         0         0          0         5         6         3          1
                                                ---       ---       ---        ---      ----       ---       ---        ---
Net loss.................................       (35)%     (36)%     (41)%      (48)%    (133)%     (90)%     (74)%      (58)%
                                                ===       ===       ===        ===      ====       ===       ===        ===


ACQUISITIONS

        LeaseTrend. On January 8, 1999, we acquired all of the outstanding capital stock of LeaseTrend, Inc., a Cincinnati based provider of commercial real estate information, for approximately $4.5 million in cash and 566,671 shares of our common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9.2 million including acquisition expenses.

        Jamison Research. On January 22, 1999, we acquired all of the outstanding capital stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for approximately $5.3 million in cash and 446,637 shares of our common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10.3 million including acquisition expenses.

        ARES Development Group, LLC. On September 15, 1999, we acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provided for $1,000,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the members of ARES. In February 2000, we issued 2,140 shares of our common stock and paid $437,500 in cash to the members of ARES for the achievement of the first of the operating goals by the members of ARES. In October 2000, we issued an additional 2,196 shares of our common stock and paid an additional $437,500 in cash to the members of ARES for the achievement of the second (and final) of the operating goals by the members of ARES.

        Comps. On February 10, 2000, we acquired all of the outstanding capital stock of Comps, a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company's common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired database technology and other intangibles, which will be amortized over a period of 2 to 10 years. In connection with the purchase of Comps, $5,812,000 of the purchase price was allocated to purchased in-process development, and expensed upon acquisition because the technological feasibility of products under development had not been established and no future alternative use existed. The acquired in-process development was analyzed through an independent third-party valuation using the expected cash flow approach.

        Comps reported a cash and short term investment balance of approximately $49.5 million at September 30, 1999, which resulted from its initial public offering in May 1999. Comps also reported long term debt of approximately $3.8 million at September 30, 1999. Although Comps was experiencing operating losses and negative cash flow from operations, the remaining cash and short term investments at the closing date significantly offset the overall cash consideration for the purchase of Comps by CoStar. The cash portion of the purchase price was obtained by CoStar from the proceeds from the sale of its common stock in a follow-on public offering in May 1999. We have made significant investments to integrate Comps into our organization, including costs to:

        - upgrade computer systems;
        - establish network connections;
        - convert database structures;
        - train personnel; and
        - migrate Comps clients to our services.

        During the fourth quarter of 2000, Comps reached the cash flow breakeven point as a result of the steps we have taken to eliminate operating losses and negative cash flow, and we expect to have positive cash flow in 2001 from Comps. CoStar will continue to experience significant charges to operations for the amortization of intangible assets resulting from the acquisition.

        First Image Technologies. On November 9, 2000, CoStar completed the acquisition of First Image Technologies, Inc. The primary asset of First Image is the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. We acquired all of the outstanding capital stock of First Image Technologies, Inc. for approximately $665,000 in cash and 9,424 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provides for $950,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the sole stockholder of First Image.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents balance was $47,101,242 at December 31, 2000, a decrease of $46,972,885 from $94,074,127 at December 31, 1999. This decrease was due principally to the cash used for the acquisition of Comps in February of 2000, cash used in operating activities, $11,493,570 in purchases of property and equipment, $1,349,236 in purchased building photography, and debt repayments of $4,531,000. During the year ended December 31, 2000, we financed our operations and growth through cash flow from the established regions and the proceeds of the follow-on offering. Net cash used in operations for the year ended December 31, 2000 was $26,846,265 compared to net cash used in operating activities of $7,476,662 for the year ended December 31, 1999. This was a direct result of expenditures required for the expansion in emerging and acquired regions, the development and launch of new services, and the acquisition of Comps. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate positive cash flow from operations.

        Net cash used in investing activities amounted to $17,697,603 for the year ended December 31, 2000, including $3,071,000 (net of acquired cash) for the acquisition of Comps and First Image Technologies. Additional investing activities included capitalized product development costs, purchased building photography, and purchased property and equipment, consisting principally of leasehold improvements, computers, and office equipment. As a result of our expansion, we have entered into numerous operating leases for office space throughout the country, including CoStar's headquarters, and have commitments for rent payments ranging from approximately $2,688,000 to $3,989,000 annually over the next ten years. We currently have no material commitments for capital expenditures.

        To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

        During the year ended December 31, 2000, we experienced significant losses and negative operating cash flow as a result of the expansion in emerging regions, expansion of services in established regions, costs for the introduction of new products and the acquisition of Comps. Some of these costs are non-recurring, and the remainder are generally fixed operating costs, which are not expected to directly increase as a result of growth in revenue. As the Company emerges from a period of rapid product and geographical expansion, in 2001 we expect continued sequential quarterly growth in revenue and a fixed or declining overall operating cost structure. As a result, we expect reductions in the level of operating losses and negative operating cash flow during 2001.

        Based on current plans, we believe that our available cash combined with positive cash flow from our established regions should be sufficient to fund our operations for at least the next two years.

        Through June 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After June 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. In addition, we have recorded a valuation allowance for the portion of the deferred tax assets related to tax loss carryfowards. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998.

        We do not believe the impact of inflation has significantly affected our operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning the financial outlook for 2001 and estimates for the future, our possible or assumed future results of operations generally, new products and services that we expect to release, and other statements and information regarding assumptions about our earnings per share, capital and other expenditures, financing plans, cash flow, capital structure, pending legal proceedings and claims, future economic performance, operating income, management's plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include "Business", "Properties", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our forward-looking statements are also identified by words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in "Risk Factors", could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: competition; technological innovation by competitors; general economic conditions; events that affect commercial real estate; customer retention; business combinations and strategic alliances by other industry participants; managerial execution; development of our sales force; growth in commerce conducted over the Internet; changes in relationships with real estate brokers and other strategic partners; and legal and regulatory issues.

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

RISK FACTORS

        Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our established markets. We intend to continue investing in expanding our operations and new services and therefore expect to sustain substantial losses during the next twelve months. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits from services that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit or to increase revenues could be affected by the factors set forth below. We may not be able to generate revenues sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

        Our operating results may fluctuate significantly. Our revenues and operating results may fluctuate with general economic conditions and also for many other reasons, such as: competition; our investments in geographic expansion; the timing of new service introductions and enhancements; the success of new products; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; managerial execution; client training and support activities; the development of our sales force; loss of clients or revenues; consolidation in the real estate industry; changes in client budgets; or our investments in other corporate resources.

        We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, range from terms of one to three years. At the end of the term of each agreement our clients may decide not to renew their agreements as a result of several factors, including alternative products, consolidation in the real estate industry, or economic or competitive pressures. If clients decide not to renew their agreements, then our revenues will be adversely affected.

        Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for web-based services and businesses are low, making it possible for the number of competitors to proliferate rapidly. Many of our existing competitors, or a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, lower prices, easier access to data, greater user traffic and greater financial, technical and marketing resources than us. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

        If our data is not accurate, comprehensive or reliable, our business could be harmed. Our success depends on our clients' confidence in the comprehensiveness, accuracy, and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses.

        Cyclical downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business may be affected by conditions in the commercial real estate industry, including conditions affecting businesses that supply or invest in that industry. A decrease in the level of commercial real estate activities could adversely affect demand for our services. The traditional economic downturns in the commercial real estate industry could also harm our business. These changes could decrease renewal rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients' bargaining power. Any of these factors could adversely affect our business.

        General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry is particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these general economic conditions could adversely affect our business. For example, a recent downturn in telecom related businesses has forced many of our telecom company clients to discontinue or curtail their operations, which has resulted in an increased number of cancellations of our services. If other clients choose to cancel our services as a result of economic conditions, our financial position could be adversely affected.

        If we are unable to hire, retain and continue to develop our sales force, it could have a material adverse effect on our business. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force involves a number of risks, including: the competition we face from other companies in hiring and retaining sales personnel; our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of products; our ability to manage a multi-location sales organization; and the length of time it takes new sales personnel to become productive. If we are unable to hire, develop or retain the members of our sales force, it could have a material adverse effect on our revenues.

        We may not be able to successfully introduce new products. Our future business and financial success will depend on our ability to continue to introduce new products into the marketplace. Developing new products imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Connect or CoStar Exchange, puts pressure on our sales and marketing resources. If we are unable to develop new products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products, or are not successful in marketing and selling these new products, it could have a material adverse effect on our results of operations.

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

        Unsatisfactory Internet performance, interruption or failure could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and the World Wide Web. Problems with our Web site, the Internet or the Web may impede the development of our business for a number of reasons. As the number of Internet users or their use of Internet resources continues to grow, and as companies deliver increasingly larger amounts of data over the Internet, the Internet's infrastructure must also grow. Growth in Internet usage that is not matched by comparable growth of the infrastructure supporting the Internet could result in slower response time, cause outright failure of the Internet, or otherwise adversely affect usage. In addition, if we experience technical problems in distributing our products over the Web, including without limitation interruption or failure of services provided by our local exchange carriers or internet service providers, we could experience reduced demand for our products.

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

        We may be subject to legal liability for displaying or distributing information. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. We could also be subject to claims based upon the content that is accessible from our Web site through links to other Web sites or information on our Web site supplied by third parties. Even to the extent these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to liability, which may require the expenditure of substantial resources and limit the attractiveness of our service to users.

        We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we do not succeed in protecting our content and our other intellectual property. The same would be true if a court should find that our services infringe other persons' intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money. In addition, if any intellectual property claims are adversely determined, this could result in a material adverse result on our financial position.

        Litigation in which we become involved may adversely affect our business. We currently and from time to time are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any pending claims or future claims are adversely determined, they could have a material adverse effect on our financial position or results of operations.

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

        Our business depends on our management team's ability to execute our business plan. In 2000, we added several key officers to our management team. Our business depends on the successful integration of these new officers, and the ability of our assembled management team to successfully execute our business plan. The inability of our management team to successfully integrate our new officers or execute our business plan could have an adverse effect on our operations.

        If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in our established markets, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

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

        We have risks associated with legislation in the real estate industry. Real estate is a regulated industry in the United

States. These laws and related regulations, and any newly adopted regulations, may limit or restrict our activities or could require us to expend significant resources to comply. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. In addition, if we are found to be in violation of these regulations, we may incur penalties and legal costs or we may be precluded from certain activities.

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

        Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past and, we expect that like most stocks, it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts' estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights; regulatory developments; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

        Stock ownership by executive officers and directors provides substantial influence over matters requiring a vote of stockholders. Our executive officers and directors, and entities affiliated with them, beneficially own a sufficient number of shares of our outstanding common stock to exercise substantial influence over the election of directors and other matters requiring a vote of stockholders. This concentrated ownership might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2000.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 10         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11         EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements are filed as a part of this report:

               CoStar Group, Inc. Consolidated Financial Statements

        (a)(2) All schedules are omitted because they are not applicable or not required or because the required information is incorporated here by reference or included in the financial statements or related notes included elsewhere in this report.

        (a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

        (b) A current report on Form 8-K was filed on October 26, 2000 relating to a press release announcing our third quarter 2000 earnings results.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 27th day of March, 2001.


                                        COSTAR GROUP, INC.



                                        By:                 /s/
                                           -------------------------------------
                                        Andrew C. Florance
                                        Chief Executive Officer and President

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

           SIGNATURE                                        CAPACITY                                DATE
           ----------                                       --------                                ----

           /s/                                      Chairman of the Board                           March 27, 2001
------------------------------------------
Michael R. Klein

           /s/                                      Chief Executive Officer and                     March 27, 2001
------------------------------------------          President, and a Director
Andrew C. Florance                                  (Principal Executive Officer)


           /s/                                      Chief Financial Officer                         March 27, 2001
------------------------------------------          (Chief Financial and Accounting Officer)
Frank A. Carchedi

           /s/                                      Director                                        March 27, 2001
------------------------------------------
David Bonderman

           /s/                                      Director                                        March 27, 2001
------------------------------------------
Warren H. Haber

           /s/                                      Director                                        March 27, 2001
------------------------------------------
Josiah O. Low, III

           /s/                                      Director                                        March 27, 2001
------------------------------------------
John Simon

                               COSTAR GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


COSTAR GROUP, INC.

Report of Independent Auditors ...................     F-2

Consolidated Statements of Operations ............     F-3

Consolidated Balance Sheets ......................     F-4

Consolidated Statements of Stockholders' Equity ..     F-5

Consolidated Statements of Cash Flows ............     F-6

Notes to Consolidated Financial Statements .......     F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
31, 2000, in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP

McLean, Virginia
February 13, 2001

                               COSTAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        1998            1999            2000
                                                     -----------     -----------    ------------
Revenues...........................................  $13,900,165    $ 30,234,213    $ 58,502,302
Cost of revenues...................................    4,561,619      13,243,813      30,202,464
                                                     -----------    ------------    ------------
Gross margin.......................................    9,338,546      16,990,400      28,299,838

Operating expenses:

Selling and marketing..............................    6,935,768      17,964,829      37,644,107
Software development...............................      704,194       1,108,197       3,864,380
General and administrative.........................    4,919,976      11,054,402      27,085,784
Purchase amortization..............................      304,674       2,245,835       8,928,298
Acquired in-process development....................           --              --       5,812,000
                                                     -----------    ------------    ------------
                                                      12,864,612      32,373,263      83,334,569
                                                     -----------    ------------    ------------
Loss from operations...............................   (3,526,066)    (15,382,863)    (55,034,731)
Other income (expense):
Loss on disposal of assets.........................           --              --        (180,721)
Interest expense...................................     (119,716)             --        (295,880)
Interest income....................................      460,369       3,106,190       3,866,133
Other expense......................................           --              --         (54,764)
                                                     -----------    ------------    ------------
Net loss before income taxes.......................   (3,185,413)    (12,276,673)    (51,699,963)
Income tax benefit.................................           --              --       2,045,014
                                                     -----------    ------------    ------------
Net loss...........................................  $(3,185,413)   $(12,276,673)   $(49,654,949)
                                                     ===========    ============    ============
Net loss per share - basic and diluted.............  $     (0.44)   $      (1.05)   $      (3.28)
                                                     ===========    ============    ============
Weighted average common shares.....................    7,213,037      11,726,589      15,136,976
                                                     ===========    ============    ============


See accompanying notes.

                               COSTAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 94,074,127   $ 47,101,242
  Accounts receivable, less allowance for doubtful accounts
     of approximately $756,000 and $2,890,000 as of
     December 31, 1999 and 2000.............................     2,840,912      6,148,399
  Prepaid expenses and other current assets.................     2,458,092        861,613
                                                              ------------   ------------
Total current assets........................................    99,373,131     54,111,254
Property and equipment:
  Leasehold improvements....................................       326,147      2,074,122
  Furniture, office equipment and research vehicles.........     3,386,947      7,054,810
  Computer hardware and software............................     4,545,714     12,038,698
                                                              ------------   ------------
                                                                 8,258,808     21,167,630

Accumulated depreciation and amortization...................    (2,376,996)    (6,474,886)
                                                              ------------   ------------
                                                                 5,881,812     14,692,744

Goodwill, intangibles and other assets......................    31,222,190     76,658,067
Deposits....................................................       427,649        408,561
                                                              ------------   ------------
Total assets................................................  $136,904,782   $145,870,626
                                                              ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable..........................................  $  1,842,442   $  1,417,199
  Accrued wages and commissions.............................     2,555,639      5,093,220
  Accrued expenses..........................................     3,186,141      7,049,886
  Deferred revenue..........................................     2,635,311      4,949,289
                                                              ------------   ------------
Total current liabilities...................................    10,219,533     18,509,594

Deferred taxes..............................................     6,988,446        987,262

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none outstanding...........................            --             --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 12,967,275 and 15,545,139 issued and
     outstanding as of December 31, 1999 and 2000...........       129,673        155,451
  Additional paid-in capital................................   146,455,554    202,761,692
  Retained deficit..........................................   (26,888,424)   (76,543,373)
                                                              ------------   ------------
Total stockholders' equity..................................   119,696,803    126,373,770
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $136,904,782   $145,870,626
                                                              ============   ============

See accompanying notes.

                               COSTAR GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     COMMON STOCK       ADDITIONAL                       TOTAL
                                 --------------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                   SHARES     AMOUNT      CAPITAL        DEFICIT        EQUITY
                                 ----------  --------  ------------   ------------   -------------
Balance at December 31, 1997....  5,754,017   $57,540  $ 14,286,297   $(11,426,338)  $  2,917,499
  Exercise of stock options.....     48,480       485        79,515             --         80,000
  Stock issued for initial
     public offering............  2,875,000    28,750    22,708,689             --     22,737,439
  Stock issued for
     acquisition................     93,530       935       584,398             --        585,333
  Warrants......................         --        --        50,000             --         50,000
  Reduction of note receivable
     from stockholder...........         --        --        18,446             --         18,446
  Net loss......................         --        --            --     (3,185,413)    (3,185,413)
                                 ----------  --------  ------------   ------------   ------------
Balance at December 31, 1998....  8,771,027    87,710    37,727,345    (14,611,751)    23,203,304
  Exercise of stock options.....    121,907     1,219       927,447             --        928,666
  Stock issued for follow-on
     public offering............  3,019,495    30,195    97,381,198             --     97,411,393
  Stock issued for
     acquisitions...............  1,046,516    10,466    10,325,271             --     10,335,737
  Stock issued for compensation.      8,330        83        74,887             --         74,970
  Reduction of note receivable
     from stockholder...........         --        --        19,406             --         19,406
  Net loss......................         --        --            --    (12,276,673)   (12,276,673)
                                  ---------  --------  ------------   ------------   ------------
Balance at December 31, 1999.... 12,967,275   129,673   146,455,554    (26,888,424)   119,696,803
  Exercise of stock options.....    269,776     2,698     2,099,285             --      2,101,983
  Stock issued for
     acquisitions...............  2,272,794    22,728    54,207,205             --     54,229,933
  Exercise of warrants..........     35,294       352          (352)            --             --
  Net loss......................         --        --            --    (49,654,949)   (49,654,949)
                                  ---------  --------  ------------   ------------   ------------
Balance at December 31, 2000.... 15,545,139  $155,451  $202,761,692   $(76,543,373)  $126,373,770
                                 ==========  ========  ============   ============   ============

See accompanying notes.

                               COSTAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        1998            1999            2000
                                                     -----------    ------------    ------------
Operating activities:
Net loss...........................................  $(3,185,413)   $(12,276,673)   $(49,654,949)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation.....................................      428,702       1,148,531       4,261,468
  Amortization.....................................      705,806       3,705,238      14,547,368
  Acquired in-process development..................           --              --       5,812,000
  Loss on disposal of assets.......................           --              --         180,721
  Income tax benefit...............................           --              --      (2,045,014)
  Provision for losses on accounts receivable......      414,903         974,578       2,312,089
  Non-cash compensation charges....................       68,446          19,406              --
Changes in operating assets and liabilities:
  Accounts receivable..............................     (639,138)     (2,494,232)     (1,329,576)
  Prepaid expenses and other current assets........     (323,405)     (2,057,418)      3,081,479
  Deposits.........................................      (87,550)       (230,493)      1,188,088
  Accounts payable and accrued expenses............    1,579,633       3,773,811      (1,661,917)
  Deferred revenue.................................      744,590         (39,410)     (3,538,022)
                                                     -----------     -----------     -----------
  Net cash used in operating activities............     (293,426)     (7,476,662)    (26,846,265)
Investing activities:
Purchases of property and equipment, net...........   (1,283,666)     (4,520,375)    (11,493,570)
Other assets.......................................     (985,262)     (2,198,832)     (3,133,033)
Acquisitions, net of acquired cash.................       (7,033)     (9,736,950)     (3,071,000)
                                                     -----------     -----------     -----------
  Net cash used in investing activities............   (2,275,961)    (16,456,157)    (17,697,603)
Financing activities:
Payment of line of credit..........................   (1,000,000)             --              --
Payment of subordinated debt to stockholder........     (650,000)             --              --
Payment of long-term liability.....................           --              --      (4,531,000)
Net proceeds from public offerings.................   22,737,439      97,411,393              --
Net proceeds from exercise of stock options........       80,000         928,666       2,101,983
                                                     -----------     -----------     -----------
  Net cash provided by (used in)
  investing activities.............................   21,167,439      98,340,059      (2,429,017)
Net increase (decrease) in cash and cash
  equivalents......................................   18,598,052      74,407,240     (46,972,885)
Cash and cash equivalents at beginning of year.....    1,068,835      19,666,887      94,074,127
                                                     -----------     -----------     -----------
Cash and cash equivalents at end of year...........  $19,666,887     $94,074,127     $47,101,242
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        CoStar Group, Inc. is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. ("RIGLP") and OLD RIG, Inc. ("RIGINC"). RIGLP was an operating entity, while RIGINC was a holding company. In connection with the Company's initial public offering on July 1, 1998 ("the Offering"), RIGLP and RIGINC merged with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result of the reorganization of these entities, the Company owned (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP.

        The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger, each shareholder of the Company maintained their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC has been recorded at the historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. ("CoStar Realty"), a wholly owned subsidiary of the Company.

        Additionally, the consolidated financial statements of the Company include the accounts of LeaseTrend, Inc. ("LeaseTrend") acquired on January 8, 1999, Jamison Research, Inc. ("Jamison") acquired on January 22, 1999, ARES Development Group, LLC ("ARES") acquired on September 15, 1999, COMPS.COM, Inc. ("Comps") acquired on February 10, 2000 and First Image Technologies, Inc. ("First Image") acquired and merged into Comps on November 9, 2000. LeaseTrend and Jamison were merged into CoStar Realty on December 31, 1999 and ARES was merged into CoStar Realty on December 31, 2000.

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

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION

        Revenue from the sale of licenses is recognized on a straight-line basis over the term of the license, which is typically from one to three years. Deferred revenue results from advance cash receipts from the sales of licenses and is recognized over the term of the licenses.

SIGNIFICANT CUSTOMERS

        No single customer accounted for more than 5% of our revenues as of December 31, 2000. The Company operates solely within one business segment.

COMPREHENSIVE INCOME (LOSS)

        For the years ended December 31, 1998, 1999 and 2000, the Company's net income (loss) reflects comprehensive income (loss) and accordingly, no additional disclosure is presented.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Advertising expense was $904,600, $1,332,000, and $4,028,000 for the years ended December 31, 1998,
1999, and 2000, respectively.

INCOME TAXES

        Through June 30, 1998, the Company operated as a partnership for federal income tax purposes under which income, losses, deductions and credits were allocated to and reported by the partners on their individual income tax returns. Accordingly, no provision for income tax was recorded in the financial statements. In connection with the offering, the partnership became part of the Company and its taxable income (loss) flowed through to the Company. Commencing in 1998, the Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the consolidated financial statements.

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

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities, substantially all of which are held with two institutions. At December 31, 2000, cash of $180,000 and $100,000 was held in accounts to support letters of credit securing lease obligations at the Company's Bethesda, Maryland headquarters and the on-line e-commerce portion of the Comps business, respectively.

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

        The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require that its customers' obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The risk of nonpayment of the Company's accounts receivable is mitigated by the large size and widespread nature of the Company's customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their net realizable value. The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value.

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

CAPITALIZED PRODUCT DEVELOPMENT COSTS

        Initial costs to develop and produce the Company's database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the products are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization is approximately $160,000, $219,000 and $318,000 of expense related to the capitalized product development costs for the years ended December 31, 1998, 1999 and 2000, respectively.

GOODWILL, INTANGIBLES AND OTHER ASSETS

        Goodwill and other intangibles represent the unamortized excess of the cost of acquiring companies over the fair value of such companies' net tangible assets at the dates of acquisition. Goodwill, acquired database technology, and customer base, which are related to the Company's acquisitions as described in
Note 3, are being amortized on a straight-line basis over periods ranging from two to ten years. The cost of photography is amortized on a straight-line basis over five years.

LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", management periodically reviews, if impairment indicators exist, the carrying value and lives of long-lived assets. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. In addition, the Company evaluates the recoverability of enterprise goodwill by assessing whether the book value can be recovered through expected and undiscounted cash flows.

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET LOSS PER SHARE

        Basic loss per share is based on the weighted average shares outstanding during the period. The calculation of diluted loss per share reflects the dilutive effects of outstanding stock and other dilutive common stock equivalents if any. Diluted loss per share is equal to the basic loss per share as the effect on the calculation of basic loss per share assuming the exercise of common stock equivalents is antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 138 and SFAS No. 133 effective January 1, 2001. SFAS No. 133 and SFAS No. 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. The adoption of these new standards is not expected to materially effect the Company's financial position or results of operations.


         In December 1999, the Securities and Exchange Commission ("the Commission") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the fourth quarter of 2000. The Company's adoption of SAB 101 did not have an effect on its results of operations and financial position.

3. ACQUISITIONS

        On January 8, 1999, the Company acquired all of the outstanding capital stock of LeaseTrend, Inc., a Cincinnati based provider of commercial real estate information, for $4,500,000 in cash and 566,671 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9,200,000 including acquisition expenses.

        On January 22, 1999, the Company acquired all of the outstanding capital stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 446,637 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10,300,000 including acquisition expenses.

         On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company's common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provided for $1,000,000 of additional consideration (in a combination of cash and stock) to be paid by the Company upon the achievement of certain operating goals by the members of ARES. In February 2000, the Company issued 2,140 shares of its common stock and paid $437,500 in cash to the members of ARES for the achievement of the first operating goal by the members of ARES. As a result, the Company adjusted goodwill by approximately $515,000. In October 2000, the Company issued an additional 2,196 shares of its common stock and paid an additional $437,500 in cash to the members of ARES for the achievement of the final operating goal by the members of ARES. As a result, the Company adjusted goodwill by approximately $512,000.

         On February 10, 2000, the Company acquired all of the outstanding capital stock of COMPS.COM, Inc., a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company's common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired database technology and other intangibles, which will be amortized over a period of 2 to 10 years. In connection with the acquisition, $5,812,000 of the purchase price was allocated to purchased in-process development, and expensed upon acquisition because the technological feasibility of products under development had not been established and no future alternative use existed. The acquired in-process development was analyzed through an independent third-party valuation using the expected cash flow approach.

        On November 9, 2000, CoStar completed the acquisition of First Image Technologies, Inc. The primary asset of First Image is the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Company acquired all of the outstanding capital stock of First Image Technologies, Inc. for approximately $665,000 in cash and 9,424 shares of the Company's common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provides for $950,000 of additional consideration (in a combination of cash and stock) to be paid by the Company upon the achievement of certain operating goals by the sole stockholder of First Image.

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

        The Company's unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1999 and 2000, assuming the acquisition of LeaseTrend, Jamison, ARES, Comps and First Image had been consummated as of January 1 of each period, is summarized as follows:


                                                    For the Year
                                                  Ended December 31,
                                               1999                2000
                                           --------------------------------
Revenues                                   $ 30,989,000        $ 60,632,000
                                           ------------        ------------
Net loss                                   $(12,694,000)       $(55,458,000)
                                           ============        ============
Weighted average shares                      11,787,000          15,398,089
                                           ============        ============
Net loss per share - basic and diluted     $      (1.08)       $      (3.60)
                                           ============        ============

4. GOODWILL, INTANGIBLES AND OTHER ASSETS

   Goodwill, intangibles and other assets consists of the following:


                                                           December 31,         December 31,
                                                               1999                2000
                                                           -------------       ------------
Capitalized product development costs                      $  1,435,116       $   1,801,146
Accumulated amortization                                       (616,641)           (934,767)
                                                           ------------        ------------
                                                                818,475             866,379
                                                           ------------        ------------
Building photography                                          3,117,738           4,466,974
Acquired database technology                                  3,552,000          17,649,324
Customer base                                                19,347,326          31,645,487
Tradename                                                            --           4,198,000
Goodwill                                                      9,893,421          37,567,915
Accumulated amortization                                     (5,506,770)        (19,736,012)
                                                           ------------        ------------
                                                             30,403,715          75,791,688
                                                           ------------        ------------
Goodwill, intangibles and other assets                     $ 31,222,190        $ 76,658,067
                                                           ============        ============

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. RELATED PARTY TRANSACTIONS

        During 1997, the general partner of RIGLP obtained a commitment from a partner for an additional $1,000,000 of subordinated, unsecured credit, bearing interest at the prime interest rate plus 1%. In connection with the commitment, the individual contributing partner received warrants for the purchase of 45,450 shares of Common Stock. The warrants had a two-year term beyond the Company's initial public offering and provided for the purchase of an equivalent number of shares at a price of 10% less than the price of the stock sold in the initial public offering ($9.00 per share). During February 2000, the partner exercised warrants for the purchase of 45,450 shares by a net exercise and received 35,294 shares.

        Commencing in May 1995 the Company agreed to pay an investor $10,000 per month and the Chairman of the Company $6,667 per month for consulting services. During 1998, the Company incurred fees of approximately $82,912 related to such consulting services. These agreements were terminated in connection with the Company's initial public offering.

6. INCOME TAXES

        The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Through June 30, 1998 the Company operated as a partnership for federal income tax purposes. The Company paid no income taxes in 1998, 1999 or 2000.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
Deferred tax assets:
     Reserve for bad debts..................................  $   292,000      $ 1,116,139
     Accrued compensation...................................      486,600          736,056
     Net operating losses...................................    5,658,500       32,483,747
     Other assets...........................................      561,000        3,553,488
                                                              -----------      -----------
          Total deferred tax assets.........................    6,998,100       37,889,430
                                                              -----------      -----------
Deferred tax liabilities:
     Depreciation...........................................     (291,000)        (756,039)
     Product development costs..............................     (337,000)        (334,596)
     Identified intangibles associated with purchase
         accounting.........................................   (6,988,000)     (18,092,461)
                                                              -----------      -----------
          Total deferred tax liabilities....................   (7,616,000)     (19,183,096)
                                                              -----------      -----------
     Net deferred tax (liability) asset.....................     (617,900)      18,706,334
     Valuation allowance....................................   (6,370,100)     (19,693,596)
                                                              -----------      -----------
Net deferred taxes..........................................  $(6,988,000)     $  (987,262)
                                                              ===========      ===========

        A valuation allowance has been established against the related net deferred tax assets due to the uncertainty of realization. The Company's change in valuation allowance amounted to approximately $5,277,000 and $13,323,000 during the years ended December 31, 1999 and 2000. The increase in the valuation allowance relates to current period operating losses and in 2000 was offset by the recognition of deferred tax assets associated with net operating losses utilized as a result of acquisitions made during the period.

        The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                 DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                     1998            1999           2000
                                                                 ------------    ------------   ------------
Expected federal income tax provision (benefit) at 34%........  $ (1,083,000)    $ (4,174,000)  $(17,577,988)
State income taxes, net of federal benefit....................      (147,000)        (567,200)    (2,388,538)
Increase in valuation allowance...............................       958,000        5,277,100     19,405,316
Expenses not deductible for tax purposes......................       277,000         (535,900)    (1,483,804)
Other.........................................................        (5,000)               -              -
                                                                -------------    ------------   ------------
Deferred income tax benefit                                     $          --    $         --   $ (2,045,014)
                                                                =============    ============   =============

        At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $62,984,000, which expire, if unused, from the year 2010 through the year 2020. The tax benefit of approximately $9,700,000 of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards. Additionally, during 2000 the Company made an acquisition which had net operating loss carryforwards of approximately $19,359,000, which expire, if unused, through the year 2019. The use of these acquired net operating losses is subject to limitation imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses.

        During 1999 and 2000, the Company made acquisitions reported using the purchase method of accounting. These acquisitions included identified intangible assets, which in accordance with SFAS 109, required deferred taxes and related goodwill to be recorded. At December 31, 1999 and 2000, the amount of the deferred taxes related to these items was approximately $6,988,000 and $18,092,000, respectively. The deferred taxes will reverse over the life of the identified intangible assets. Additionally, net operating losses from the acquired company and net operating losses from CoStar prior to the acquisition, totaling approximately $39,600,000, were valued in connection with the acquisition. The reversal of these deferred taxes in future periods may result in additions to the valuation allowance and the recording of additional tax expense in accordance with the provisions of SFAS 109, requiring evaluation regarding future realization.

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. COMMITMENTS

        The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1,031,000, $2,440,000 and $5,595,000, respectively.

        Future minimum lease payments as of December 31, 2000 are as follows:

2001                                                   3,989,000
2002                                                   3,567,000
2003                                                   3,140,000
2004                                                   2,970,000
2005 and thereafter                                   14,906,000
                                               --------------------
                                                     $28,572,000
                                               ====================

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. SALES OF COMMON STOCK

        On July 1, 1998, the Company completed an initial public offering of 2,500,000 shares of common stock for $9.00 per share, and on August 9, 1998, the Company's underwriter exercised its over-allotment option to purchase an additional 375,000 shares of common stock (together, the "IPO"). Total proceeds of the IPO including shares issued pursuant to the over-allotment option were $22,737,000, after deducting underwriting discounts and commissions of $1,811,000 and offering expenses of $1,326,000. The Company repaid the amount owed on its line of credit and the subordinated debt to a stockholder, for a total $1,650,000, out of the proceeds of the IPO.


        On May 10, 1999, the Company completed a follow-on public offering of 3,019,495 shares of common stock (including the over-allotment option) (the "Follow-On Offering") for $34.50 per share. Total proceeds of the Follow-On Offering were $97,411,000, after deducting underwriting discounts and commissions and offering expenses of $1,024,000.

9. NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:


                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                1998           1999          2000
                                             -----------    -----------   ------------
Numerator:
     Net loss..............................  $(3,185,413)  $(12,276,673)  $(49,654,949)
                                             ===========   ============   ============
Denominator:
     Denominator for basic earnings per
       share -- weighted-average shares....    7,213,037     11,726,589     15,136,976
Effect of dilutive securities:
     Dilutive potential common shares......           --             --             --
                                             -----------   ------------   ------------
     Denominator for diluted earnings per
       share -- adjusted weighted-average
       shares..............................    7,213,037     11,726,589     15,136,976
                                             ===========   ============   ============
     Basic and diluted net loss per
       share...............................  $     (0.44)  $      (1.05)  $      (3.28)
                                             ===========   ============   ============

        The weighted average number of shares does not include stock options and warrants outstanding of 922,944, 1,352,142 and 1,716,957 as of December 1998, 1999 and 2000, respectively, as their effect would be anti-dilutive for the periods presented.

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFIT PLANS

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

        In June 1998 the Company's Board of Directors adopted the Stock Incentive Plan (the "1998 Plan") prior to consummation of the IPO. The 1998 Plan provides for the grant of stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for a stock option may not be less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1998 Plan may not be transferred other than by will or by the laws of descent and distribution. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 3,000,000 shares of Common Stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008.

        Option activity was as follows:


                                                                                         WEIGHTED-
                                                    NUMBER OF          PRICE PER          AVERAGE
                                                      SHARES             SHARE         EXERCISE PRICE
                                                 ----------------   ---------------   ----------------
Outstanding at December 31, 1997...............      398,384                               $3.39
  Granted......................................      540,900         $5.63-$13.75          $8.70
  Exercised....................................      (48,480)               $1.65          $1.65
  Canceled or expired..........................      (13,310)               $9.00          $9.00
                                                     -------
Outstanding at December 31, 1998...............      877,494                              $ 6.77
  Granted......................................      635,945         $9.00-$48.00         $27.17
  Exercised....................................     (121,907)        $5.63-$34.95         $ 7.62
  Canceled or expired..........................      (39,390)        $4.07-$48.00         $18.25
                                                     -------
Outstanding at December 31, 1999..............     1,352,142                              $15.95
  Granted......................................      840,950        $20.13-$52.13         $28.43
  Exercised....................................     (269,776)        $3.45-$30.00         $ 8.26
  Canceled or expired..........................     (206,359)        $5.63-$49.50         $26.15
                                                     -------
Outstanding at December 31, 2000..............     1,716,957                              $22.05
                                                     =======
Exercisable at December 31, 2000..............       686,887                              $14.59
                                                     =======
Exercisable at December 31, 1999...............      531,530                              $ 8.89
                                                     =======
Exercisable at December 31, 1998...............      425,944                              $ 6.77
                                                     =======


        The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense related to the Plan been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS No. 123, Company's pro forma net loss and net loss per share would have been approximately $3,912,000, $16,824,000 and $57,597,000, and $0.54, $1.43 and
$3.81 for the years ended December 31, 1998, 1999 and 2000, respectively. Such pro forma results are not representative of the effects on operations for future years.

                               COSTAR GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

        The weighted average fair value of options granted during 1998 was $6.63 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 94%, risk-free interest rate of 5.7%, and expected life of five years. The weighted average fair value of options granted during 1999 was $19.60 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 90%, risk-free interest rate of 5.0%, and expected life of five years. The weighted average fair value of options granted during 2000 was $20.44 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 87%, risk-free interest rate of 6.3%, and expected life of five years.

        The following table summarizes information regarding options outstanding at December 31, 2000:


                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------   --------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING         WEIGHTED-                    WEIGHTED-
                             NUMBER OF  CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
      EXERCISE PRICE          SHARES       (IN YEARS)      EXERCISE PRICE    SHARES     EXERCISE PRICE
      --------------         ---------  ----------------   --------------   ---------   --------------
$ 3.45 - $ 3.45............    193,254        3.9              $ 3.45        193,254       $ 3.45
$ 4.07 - $ 8.75............     68,791        5.9                7.13         65,790         7.08
$ 8.88 - $ 9.00............    209,636        7.5                9.00        166,960         9.00
$12.63 - $22.63............    214,307        8.5               19.62         38,350        18.14
$22.75 - $24.88............    277,735        9.3               23.95         34,479        23.54
$25.00 - $29.63............    121,250        8.9               27.84          8,064        28.92
$30.00 - $30.00............    215,834        8.3               30.00        140,832        30.00
$30.38 - $32.44............    199,750        9.0               31.19         13,998        31.47
$32.50 - $52.13............    216,400        9.2               36.29         25,160        39.02
                             ---------                                      --------
                             1,716,957        8.0               22.05        686,887        14.59
                             =========                                      ========

Employee 401(k) Plan

        The Company maintains a defined contribution retirement plan for all eligible employees. Effective January 1, 1997, the Company established a 401(k) Plan (the "401(k)") to provide retirement benefits for eligible employees. The 401(k) provides for tax deferred contributions of between 1% and 15% of employees' salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 25% in 1998, and 100% in 1999 and 2000 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 1998, 1999, and 2000 were approximately $39,000, $364,000 and $698,000, respectively.



11. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts do not equal the annual amounts presented in the audited financial statements because of the changes in the weighted-average number of shares outstanding during the year.



                                                             1999                                 2000
                                           --------------------------------------------------------------------------------
                                           MAR. 31    JUNE 30   SEPT. 30   DEC. 31   MAR.31   JUNE 30   SEPT. 30    DEC. 31
                                           -------   --------   --------   ------   -------   -------   --------   --------
                                                                          (IN THOUSANDS)
Revenues................................  $ 6,127    $ 7,178    $ 8,021   $ 8,908   $11,372   $14,572   $ 15,717    $16,841
Cost of revenues........................    2,594      3,068      3,616     3,965     5,977     7,730      8,356      8,139
                                          -------    -------    -------   -------   -------   -------    -------    --------
Gross margin............................    3,533      4,110      4,405     4,943     5,395     6,842      7,361      8,702
Operating expense.......................    5,759      7,352      8,898    10,364    22,090    21,571     20,261     19,413
                                          -------    -------    -------   -------   -------   -------    -------    --------
Loss from operations....................   (2,226)    (3,242)    (4,493)   (5,421)  (16,695)  (14,729)   (12,900)    (10,711)
Other income (expense), net.............       62        616      1,234     1,193     1,026       751        807         751
Income tax benefit......................       --         --         --        --       565       845        523         112
                                          -------    -------    -------   -------   -------   -------    -------    --------
Net loss................................  $(2,164)   $(2,626)   $(3,259)  $(4,228) $(15,104) $(13,133)  $(11,570)   $( 9,848)
                                          =======    =======    =======   =======   =======   =======    =======    ========
Net loss per share - basic and diluted..  $( 0.22)   $( 0.23)   $( 0.25)  $( 0.33) $(  1.06) $(  0.85)  $(  0.75)   $ ( 0.64)
                                          =======    =======    =======   =======   =======   =======    =======    ========


                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

2.1     Agreement and Plan of Merger by and among CoStar Group, Inc., COMPS.COM,
        Inc., and Acq Sub, Inc., dated as of November 3, 1999 (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form
        8-K (File No. 0-24531) filed with the Commission on November 17, 1999).

2.2     Side Letter, dated February 10, 2000, by and between CoStar Group, Inc.
        and Christopher Crane (Incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 10-Q dated March 31, 2000).

3.1     Restated Certificate of Incorporation (Incorporated by reference to
        Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June
        30, 1998 (the "1998 Form S-1")).

3.2     Certificate of Amendment of Restated Certificate of Incorporation
        (Incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q dated June 30, 1999).

3.3 Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

4.1     Specimen Common Stock Certificate (Incorporated by reference to Exhibit
        4.1 to the Registrant's Report on Form 10-K for the year ended December
        31, 1999 (the "1999 10-K")).

*10.1 CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q dated June 30, 2000).

*10.2 Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3   Employment Agreement for Frank A. Carchedi (Incorporated by reference to
        Exhibit 10.3 to the 1998 Form S-1).

*10.4   Employment Agreement for David M. Schaffel (Incorporated by reference to
        Exhibit 10.4 to the 1998 Form S-1).

*10.5   Employment Agreement for John Place (Incorporated by reference to
        Exhibit 10.2 to the Registrant's Report on Form 10-Q dated June 30,
        2000).

*10.6   Employment Agreement for Larry Dressel (Incorporated by reference to
        Exhibit 10.1 to the Registrant's Report on Form 10-Q dated September 30,
        2000).

*10.7   Employment Terms for Craig Farrington (filed herewith).

10.8 Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the 1998 Form S-1).

10.9    Office Lease dated August 12, 1999 between CoStar Realty Information,
        Inc. and Newlands Building Ventures, LLC (Incorporated by reference to
        Exhibit 10.2 to the Registrant's Report on Form 10-Q dated September 30,
        1999).

10.10   Office Building Lease, dated January 31, 1999, between Comps, Inc. and
        Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14 to the Registration Statement of Comps on Form S-1 (Reg. No. 333-72901) filed with the Commission on April 5, 1999 (the "Comps Form S-1")).

10.11   First Amendment to Lease, dated March 22, 1999, between Comps, Inc. and
        Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit
        10.14.1 to the Comps Form S-1).

10.12   Sublease Agreement, dated June 28, 1999, between Comps, Inc. and Pulse
        Engineering, Inc. (Incorporated by reference to Exhibit 10.11 to the 1999 10-K).

21.1    Subsidiaries of the Registrant (filed herewith).

23.1    Consent of Independent Auditors (filed herewith).

24.1    Powers of Attorney (Included in the Signature Pages to the Report).


*   Management Contract or Compensatory Plan or Arrangement