Form 10-Q
period 2001-03-31
COSTAR GROUP INC
filed 2001-05-14
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number: 0-24531

COSTAR GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-2091509 (IRS Employer Identification Number)

2 BETHESDA METRO CENTER
BETHESDA, MD 20814
(301) 215-8300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] — No [  ]

As of May 1, 2001, there were 15,600,344 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,

	2001	2000

Revenues	$17,354	$11,372

Cost of revenues	7,990	5,977

Gross margin	9,364	5,395

Operating expenses:

Selling and marketing	6,909	8,402

Software development	1,229	718

General and administrative	7,701	5,421

Purchase amortization	1,790	1,737

Acquired in-process development	—	5,812

	17,629	22,090

Loss from operations	(8,265)	(16,695)

Other income, net	575	1,026

Net loss before income taxes	(7,690)	(15,669)

Income tax benefit	41	565

Net loss	$(7,649)	$(15,104)

Basic and diluted net loss per share	$(0.49)	$(1.06)

Weighted average common shares	15,575	14,254

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$43,699	$47,101

Accounts receivable, less allowance for doubtful accounts of $2,967 and $2,890 as of March 31, 2001 and December 31, 2000	6,712	6,148

Prepaid expenses and other current assets	631	862

Total current assets	51,042	54,111

Property and equipment	22,016	21,168

Accumulated depreciation and amortization	(7,624)	(6,475)

	14,392	14,693

Goodwill, intangible and other assets, net	73,264	76,659

Deposits	313	409

Total assets	$139,011	$145,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$12,747	$13,561

Deferred revenue	6,241	4,949

Total current liabilities	18,988	18,510

Deferred taxes	946	988

Stockholders’ equity	119,077	126,374

Total liabilities and stockholders’ equity	$139,011	$145,872

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months
	Ended March 31,

	2001	2000

Operating activities:

Net loss	$(7,649)	$(15,104)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,149	444

Amortization	3,424	2,593

Acquired in-process development	—	5,812

Provision for losses on accounts receivable	512	237

Income tax benefit	(41)	(565)

Changes in operating assets and liabilities	(272)	(1,746)

Net cash used in operating activities	(2,877)	(8,329)

Investing activities:

Net purchases of property and equipment	(848)	(1,986)

Goodwill, intangibles and other assets	(29)	(2,799)

Acquisitions (net of acquired cash)	—	(2,407)

Net cash used in investing activities	(877)	(7,192)

Financing activities:

Payment of long-term liability	—	(2,640)

Net proceeds from exercise of stock options	352	938

Net cash provided by (used in) financing activities	352	(1,702)

Net decrease in cash and cash equivalents	(3,402)	(17,223)

Cash and cash equivalents at beginning of period	47,101	94,074

Cash and cash equivalents at end of period	$43,699	$76,851

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information is distributed to its clients under license agreements, which are typically one to three years in duration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The Company is a Delaware corporation and was incorporated in February 1998 to succeed its predecessors, Realty Information Group L.P. (“RIGLP”) and OLD RIG, Inc. (“RIGINC”). RIGLP was an operating entity, while RIGINC was a holding company. In connection with the Company’s initial public offering on July 1, 1998 (“the Offering”), RIGLP and RIGINC merged with the Company pursuant to the RIG Contribution Agreement dated March 5, 1998. The limited partners of RIGLP (other than RIGINC) and all of the stockholders of RIGINC received 3.03 shares of Common Stock of the Company per each limited partnership unit or share of common stock exchanged, for a total of 5,754,017 shares. As a result of the reorganization of these entities, the Company owned (directly or indirectly) all of the capital stock of RIGINC and all the equity of RIGLP.

      The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Following the merger, each shareholder of the Company maintained their exact same ownership of the operating entity, RIGLP, as before the merger. The transfer of assets and liabilities of RIGLP and RIGINC have been recorded at their historical carrying values. The financial statements are presented as if the Company was in existence throughout all periods presented, as one operating entity. All share amounts have been restated to reflect the conversion of partnership units to common stock of the Company. On January 1, 1999, RIGLP and RIGINC were merged into a newly formed corporation, CoStar Realty Information, Inc. (“CoStar Realty”), a wholly owned subsidiary of the Company.

      Additionally, the consolidated financial statements of the Company include the accounts of COMPS.COM, Inc. (“Comps”) acquired on February 10, 2000 and First Image Technologies, Inc. (“First Image”) acquired and merged into Comps on November 9, 2000.

INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2001 and 2000, the Company’s financial position at March 31, 2001, and the cash flows for the three month periods ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K and the Company’s March 31, 2000, June 30, 2000 and September 30, 2000 Quarterly Reports on Form 10-Q.

      The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of future financial results.

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

RECLASSIFICATIONS

      Certain previously reported amounts have been reclassified to conform to the Company’s current presentation.

3. ACQUISITIONS

      On February 10, 2000, the Company acquired all of the outstanding capital stock of Comps, a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company’s common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired technology and other intangibles, which will be amortized over a period of 2 to 10 years. In connection with the acquisition, $5,812,000 of the purchase price was allocated to purchased in-process development and expensed upon acquisition because the technological feasibility of products under development had not been established and no future alternative use existed. The acquired in-process development was analyzed through an independent third-party valuation using the expected cash flow approach.

      On November 9, 2000, CoStar completed the acquisition of First Image Technologies, Inc. The primary asset of First Image is the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Company acquired all of the outstanding capital stock of First Image Technologies, Inc. for approximately $665,000 in cash and 9,424 shares of the Company’s common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provides for $950,000 of additional consideration (in a combination of cash and stock) to be paid by the Company upon the achievement of certain operating goals by the sole stockholder of First Image.

      The operations of all acquired businesses were included in the Company’s statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

      The Company’s unaudited pro forma condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000, assuming the acquisition of Comps and First Image had been consummated as of January 1 of each period, is summarized as follows:

	For the Three Month Period
	Ended March 31,

	2001	2000

Revenues	$17,354	$13,242

Net loss	$(7,649)	$(18,116)

Weighted average shares	15,575	15,281

Net loss per share —basic and diluted	$(0.49)	$(1.19)

4. GOODWILL, INTANGIBLES AND OTHER ASSETS

      Goodwill, intangibles and other assets consists of the following (in thousands):

	March 31,	December 31,
	2001	2000

Capitalized product development costs	$1,801	$1,801

Accumulated amortization	(1,015)	(935)

	786	866

Building photography	4,496	4,467

Acquired database technology	17,649	17,649

Customer base	31,645	31,645

Tradename	4,198	4,198

Goodwill	37,568	37,568

Accumulated amortization	(23,078)	(19,734)

	72,478	75,793

Goodwill, intangible and other assets	$73,264	$76,659

5. NEW ACCOUNTING PRONOUNCEMENTS

      In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was previously amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement 133,” which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 138 and SFAS No. 133 effective January 1, 2001. SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized immediately in earnings. The adoption of these new standards has not had a material effect on the Company’s financial position or results of operations.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of the Company’s products, competition, general economic conditions, changes in the commercial real estate industry, managerial execution, customer retention, development of the Company’s sales force, employee retention, and the Company’s ability to adapt to technological changes. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the heading “Risk Factors” and included from time-to-time in the Company’s filings with the Securities and Exchange Commission. All forward-looking statements are based on information available to the Company on the date of this filing, and the Company assumes no obligation to update such statements. The following discussion should be read in conjunction with the Company’s filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

Overview

      CoStar is the leading provider of information services to the U.S. commercial real estate industry. We are creating a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, data hosting for clients’ web sites, contact management, property data integration and industry news. Substantially all of our current services are digitally delivered over the Internet.

      We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisition of Comps and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions and working capital and general corporate purposes.

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

      We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of March 31, 2001, the following regions are those that have been in operation for more than 18 months and that we consider to be established: Washington, New York, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Houston, San Diego, Phoenix, Denver and Florida. These regions provide us with substantial cash flow, which we reinvest into the business. Emerging regions are those in the process of becoming established, and require substantial investment until such time that the revenue for the region exceeds the operating costs for the region. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

      The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect to continue development and distribution of new services and expansion of existing services across current markets and we may expand geographically in the United States and international markets in the future. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate losses and negative cash flow from operations during the next twelve months.

      Although our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS contracts range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company’s business focus, and the number of services to which a client subscribes.

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

Three Months Ended March 31, 2000 Compared To
Three Months Ended March 31, 2001

      Revenues. Revenues grew 53% from $11.4 million in the first quarter of 2000 to $17.4 million in the first quarter of 2001. This increase resulted principally from growth in our client base for the regions we served, expansion of services offered in existing regions and the acquisition of Comps. Comps contributed $4.8 million to revenues for the first quarter of 2001 compared to $2.0 million for the period from the February 10, 2000 acquisition date to March 31, 2000. Comps revenue has experienced approximately a 30% annual growth rate since its acquisition in February 2000.

      Gross Margin. Gross margin increased from $5.4 million in first quarter of 2000 to $9.4 million in first quarter of 2001. Gross margin as a percentage of revenues also increased from 47% to 54%. The increase in gross margin amounts resulted principally from significant revenue growth from established regions and the acquisition of Comps. Gross margin percentages have increased as a result of the relatively fixed cost structure in established regions. Our cost of revenues for the three months ended March 31, 2001 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $1.3 million compared to $844,000 for the same period in 2000.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 22% from $8.4 million in the first quarter of 2000 to $6.9 million in the first quarter of 2001 and decreased as a percentage of revenues from 74% to 40%. Selling and marketing expenses decreased as a result of a reduction in required marketing activities after the successful completion of the rollout of our CoStar Exchange product, which was launched at the end of the second quarter in 2000 and required significant non-recurring marketing costs through the fourth quarter of 2000.

      Software Development Expenses. Software development expenses increased from $718,000 to $1.2 million and increased as a percentage of revenues from 6% to 7%. The increase in expenses reflects development costs for the increased number of products we now support including CoStar COMPS, CoStar Exchange and CoStar Connect.

      General and Administrative Expenses. General and administrative expenses increased from $5.4 million in the first quarter of 2000 to $7.7 million in the first quarter of 2001 but decreased as a percentage of revenues from 48% to 44%. General and administrative expenses increased due to the hiring of new employees, including senior executives, to support our expanded operations and client base and also as a result of the increase in administrative employees due to the acquisition of Comps.

      Purchase Amortization. Purchase amortization increased slightly from $1.7 million to $1.8 million. Purchase amortization increased primarily due to the impact of a full quarter of amortization from the acquisition of Comps.

      Acquired In-Process Development. Acquired in-process development costs of $5.8 million in the first quarter of 2000 consisted of in-process development costs that were written off in connection with the Comps acquisition.

      Other Income, Net. Interest and other income decreased from $1.0 million in the first quarter of 2000 to $575,000 in the first quarter of 2001. This decrease was primarily a result of lower average cash balances from one period to another.

      Income Tax Benefit. Income tax benefit decreased from $565,000 to $41,000 as a result of the previous recognition of net operating losses arising from recent acquisitions.

Liquidity and Capital Resources

      Our cash and cash equivalents balance was $43.7 million at March 31, 2001, a decrease of $3.4 million from $47.1 million at December 31, 2000. This decrease was due principally to the cash used in operating activities and $848,000 in purchases of property and equipment. During the quarter ended March 31, 2001, we financed our operations and growth through cash flow from the established regions and proceeds from the follow-on offering. Net cash used in operations for the quarter ended March 31, 2001 was $2.9 million compared to net cash used in operating activities of $8.3 million for the quarter ended March 31, 2000. This $5.4 million decrease in cash used in operating activities was a direct result of increased revenue growth and a reduction in expenditures required for expansion in emerging and acquired regions, both of which improved the Company’s net loss for the first quarter 2001 compared to the first quarter 2000. We continue to experience overall operating losses as a result of our recent expansion into emerging and acquired regions, while established regions continue to generate positive cash flow from operations.

      Net cash used in investing activities amounted to $877,000 for the quarter ended March 31, 2001 as compared to net cash used in investing activities of $7.2 million for the quarter ended March 31, 2000. Net cash used in investing activities decreased by $6.3 million during the first quarter of 2001 compared to the first quarter of 2000 due to a slowing rate of purchases of property, equipment and building photography, as well as the fact that the acquisition of Comps occurred during the first quarter of 2000. We have entered into numerous operating leases for office space throughout the country, including the Company’s headquarters, and have commitments for rent payments ranging from $450,000 to $3,989,000 annually over the next ten years. We currently have no material commitments for capital expenditures.

      To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

      During the quarter ended March 31, 2001, we experienced losses and negative operating cash flow as a result of the expansion in emerging regions, expansion of services in established regions and costs for the introduction of new products. Some of these costs are non-recurring, and the remainder are generally fixed operating costs, which are not expected to directly increase as a result of growth in revenue. As the Company emerges from a period of rapid product and geographical expansion, for the remainder of 2001 we expect continued sequential quarterly growth in revenue and a fixed or declining overall operating cost structure. As a result, we expect reductions in the level of operating losses and negative operating cash flow during 2001.

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

Risk Factors

      Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, before deciding to purchase any shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, operating results and stock price could be materially adversely affected.

      Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our established markets. We intend to continue investing in expanding our operations and new services and therefore expect to sustain significant losses during the next twelve months. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit or to increase revenues could be affected by the factors set forth below. We may not be able to generate revenues sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

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

      We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, generally range from terms of one to three years. At the end of the term of each agreement our clients may decide not to renew their agreements as a result of several factors, including a decision to use alternative products, consolidation in the real estate industry, or economic or competitive pressures. If clients decide not to renew their agreements, then our revenues will be adversely affected.

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

      If our data is not accurate, comprehensive or reliable, our business could be harmed. Our success depends on our clients’ confidence in the comprehensiveness, accuracy, and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses.

      Cyclical downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business may be affected by conditions in the commercial real estate industry, including conditions affecting businesses that supply or invest in that industry. A decrease in the level of commercial real estate activities could adversely affect demand for our services. The traditional economic downturns in the commercial real estate industry could also harm our business. These changes could decrease renewal rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients’ bargaining power. Any of these factors could adversely affect our business.

      General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these general economic conditions could adversely affect our business. For example, a recent downturn in telecom related businesses has forced many of our telecom company clients to discontinue or curtail their operations, which has resulted in an increased number of cancellations of our services. If other clients choose to cancel our services as a result of economic conditions, our financial position could be adversely affected.

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

      We may not be able to adapt to the rapid technological changes to the Internet and Internet products. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our products and services, and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet’s technological advances. The collection, storage, management and dissemination of commercial real estate information from a centralized database on the Internet is a recent and evolving development. Our market is characterized by rapidly changing technologies, evolving industry standards, increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced in the computer and software industries. Our business increasingly depends on our ability to anticipate and adapt to all of these changes, as well as our customers’ ability to adapt to the use of our existing and future services and products on the Internet. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes, and our customers’ failure to accept these changes could have a material adverse effect on our revenues. If we incurred significant costs without adequate results or we are unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

      Unsatisfactory Internet performance, interruption or failure could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and the World Wide Web. Problems with our Web site, the Internet or the Web may impede the development of our business for a number of reasons. As the number of Internet users or their use of Internet resources continues to grow, and as companies deliver increasingly larger amounts of data over the Internet, the Internet’s infrastructure must also grow. Growth in Internet usage that is not matched by comparable growth of the infrastructure supporting the Internet could result in slower response time, cause outright failure of the Internet, or otherwise adversely affect usage. In addition, if we experience technical problems in distributing our products over the Web, including without limitation interruption or failure of services provided by our local exchange carriers or internet service providers, we could experience reduced demand for our products.

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

      We may be subject to legal liability for displaying or distributing information. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. We could also be subject to claims based upon the content that is accessible from our Web site through links to other Web sites or information on our Web site supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to liability, which may require the expenditure of substantial resources and limit the attractiveness of our service to users.

      We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we do not succeed in protecting our content and our other intellectual property. The same would be true if a court should find that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money. In addition, if any intellectual property claims are adversely determined, this could result in a material adverse result on our financial position.

      Litigation in which we become involved may adversely affect our business. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any pending claims or future claims are adversely determined, they could have a material adverse effect on our financial position or results of operations.

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

      Our business depends on our management team’s ability to execute our business plan. In 2000, we added several key officers to our management team. Our business depends on the successful integration of these new officers, and the ability of our assembled management team to successfully execute our business plan. The inability of our management team to successfully integrate our new officers or execute our business plan could have an adverse effect on our operations.

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

      We may not be able to manage successfully our geographic expansion. Our future business and financial success will depend on our ability to manage our geographic expansion. Our efforts to manage expanded growth must occur while information technology is rapidly changing. These efforts impose additional burdens on our research, systems development, sales, and general managerial resources. If we were not able to manage our expanded growth successfully, it would have a material adverse effect on our profitability.

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

      We face risks associated with legislation in the real estate industry. Real estate is a regulated industry in the United States. These laws and related regulations, and any newly adopted regulations, may limit or restrict our activities or could require us to expend significant resources to comply. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. In addition, if we are found to be in violation of these regulations, we may incur penalties and legal costs or we may be precluded from certain activities.

      International expansion may result in new business risks. If we expand internationally, this expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign commercial real estate markets; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences.

      Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past and, we expect that like most stocks, it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights; regulatory developments; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

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

      The Company does not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of March 31, 2001.

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

      Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 2	CHANGES IN SECURITIES

         None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5	OTHER INFORMATION

         None
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

         None

EXHIBIT NUMBER: EXHIBIT DESCRIPTION:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: May 14, 2001	By: /s/ Frank A. Carchedi

Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)