Form 10-Q
period 2001-06-30
COSTAR GROUP INC
filed 2001-08-13
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2001

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
Yes [ X ] – No [ ]

As of July 31, 2001, there were 15,639,229 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

TABLE OF CONTENTS

PART I —FINANCIAL INFORMATION

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues	$18,073	$14,572	$35,427	$25,944

Cost of revenues	7,516	7,730	15,506	13,707

Gross margin	10,557	6,842	19,921	12,237

Operating expenses:

Selling and marketing	5,944	11,168	12,853	19,570

Software development	1,357	1,004	2,586	1,722

General and administrative	7,659	6,660	15,360	12,081

Purchase amortization	1,907	2,739	3,697	4,476

Acquired in-process development	—	—	—	5,812

	16,867	21,571	34,496	43,661

Loss from operations	(6,310)	(14,729)	(14,575)	(31,424)

Loss on disposal of assets	—	(182)	—	(182)

Other income, net	374	933	949	1,959

Net loss before income taxes	(5,936)	(13,978)	(13,626)	(29,647)

Income tax benefit	41	845	82	1,410

Net loss	$(5,895)	$(13,133)	$(13,544)	$(28,237)

Basic and diluted net loss per share	$(0.38)	$(0.85)	$(0.87)	$(1.91)

Weighted average common shares	15,610	15,391	15,592	14,822

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited )

Current assets:

Cash and cash equivalents	$42,020	$47,101

Accounts receivable, less allowance for doubtful accounts of $2,940 and $2,890 as of June 30, 2001 and December 31, 2000	6,092	6,148

Prepaid expenses and other current assets	692	862

Total current assets	48,804	54,111

Property and equipment	22,346	21,168

Accumulated depreciation	(8,971)	(6,475)

	13,375	14,693

Goodwill, intangible and other assets, net	69,852	76,659

Deposits	283	409

Total assets	$132,314	$145,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$12,667	$13,561

Deferred revenue	5,021	4,949

Total current liabilities	17,688	18,510

Deferred taxes	904	988

Stockholders’ equity	113,722	126,374

Total liabilities and stockholders’ equity	$132,314	$145,872

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months
	Ended June 30,

	2001	2000

Operating activities:

Net loss	$(13,544)	$(28,237)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,496	994

Amortization	6,938	6,835

Acquired in-process development	—	5,812

Loss on disposal of assets	—	182

Provision for losses on accounts receivable	1,054	879

Income tax benefit	(82)	(1,410)

Changes in operating assets and liabilities	(1,526)	436

Net cash used in operating activities	(4,664)	(14,509)

Investing activities:

Net purchases of property and equipment	(1,178)	(8,391)

Goodwill, intangibles and other assets	(131)	(2,976)

Acquisitions (net of acquired cash)	—	(2,407)

Net cash used in investing activities	(1,309)	(13,774)

Financing activities:

Payment of long-term liability	—	(2,625)

Net proceeds from exercise of stock options	892	1,092

Net cash provided by (used in) financing activities	892	(1,533)

Net decrease in cash and cash equivalents	(5,081)	(29,816)

Cash and cash equivalents at beginning of period	47,101	94,074

Cash and cash equivalents at end of period	$42,020	$64,258

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary, national database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information in the Company’s database is distributed to its clients under license agreements, which are typically one to three years in duration.

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

INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the Company’s financial position at June 30, 2001, and the cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K and the Company’s June 30, 2000, September 30, 2000 and March 31, 2001 Quarterly Reports on Form 10-Q.

      The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of future financial results.

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

      The Company’s unaudited pro forma condensed consolidated statements of operations for the six month periods ended June 30, 2001 and 2000, assuming the acquisition of Comps and First Image had been consummated as of January 1 of each period, is summarized as follows:

	For the Six Month Period
	Ended June 30,

	2001	2000

Revenues	$35,427	$27,869

Net loss	$(13,544)	$(33,050)

Basic and diluted net loss per share	$(0.87)	$(2.15)

Weighted average common shares	15,592	15,341

4. GOODWILL, INTANGIBLES AND OTHER ASSETS

      Goodwill, intangibles and other assets consists of the following (in thousands):

	June 30,	December 31,
	2001	2000

Capitalized product development costs	$1,801	$1,801

Accumulated amortization	(1,048)	(935)

	753	866

Building photography	4,574	4,467

Acquired database technology	17,649	17,649

Customer base	31,645	31,645

Tradename	4,198	4,198

Goodwill	37,568	37,568

Accumulated amortization	(26,535)	(19,734)

	69,099	75,793

Goodwill, intangible and other assets	$69,852	$76,659

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

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. We are currently in the process of evaluating the effect of the nonamortization provisions of the Statement, which are expected to result in an increase in net income commencing in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes or consolidations in the commercial real estate industry, managerial execution, customer retention, development of our sales force, data quality, employee retention, and the our ability to control costs. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the heading “Risk Factors” and those included from time-to-time in our filings with the Securities and Exchange Commission. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included herein.

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

      We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of June 30, 2001, the majority of our regions throughout the United States were considered to be established. These regions provide us with substantial cash flow, which we reinvest into the business. Emerging regions are those in the process of becoming established, and require substantial investment until such time that the revenue for the region exceeds the operating costs for the region. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

      The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect to continue development and distribution of new services and expansion of existing services across current markets and we may expand geographically in the United States and international markets in the future. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate losses and negative cash flow from operations for at least the next six months.

      Although our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS contracts typically range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company’s business focus, and the number of services to which a client subscribes.

      Our contract renewal rate generally exceeds 90% on an annual basis. However, recently many telecommunications companies (which represented approximately 6% of our revenues at their peak) have discontinued or curtailed their operations. This has resulted in an increased number of cancellations of our services by these telecommunications companies. These cancellations, together with other factors, including an overall slowing of economic growth, could result in a lower annual renewal rate for our services during 2001.

      Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

Three Months Ended June 30, 2000 Compared To
Three Months Ended June 30, 2001

      Revenues. Revenues grew 24% from $14.6 million in the second quarter of 2000 to $18.1 million in the second quarter of 2001. The growth was principally the result of further penetration of our products in our potential customer base across our national platform, as well as the successful cross selling of our products into our existing customer base.

      Gross Margin. Gross margin increased from $6.8 million in the second quarter of 2000 to $10.6 million in second quarter of 2001. Gross margin as a percentage of revenues also increased from 47% to 58%. The increase in gross margin amounts resulted principally from significant revenue growth. Gross margin percentages have increased as a result of the relatively fixed cost structure required to operate within the scope of our current business. Our cost of revenues for the three months ended June 30, 2001 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $1.3 million compared to $1.2 million for the same period in 2000.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 47% from $11.2 million in the second quarter of 2000 to $5.9 million in the second quarter of 2001 and decreased as a percentage of revenues from 77% to 33%. Selling and marketing expenses decreased principally as a result of a reduction in required marketing activities after the successful completion of the rollout of our CoStar Exchange product, which was launched at the end of the second quarter in 2000 and required significant non-recurring marketing costs through the fourth quarter of 2000.

      Software Development Expenses. Software development expenses increased from $1.0 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001 and increased as a percentage of revenues from 6.9% to 7.5%. The increase in expenses reflects development costs for the increased number of products we now offer including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as our emphasis on the enhancement of our products and internal systems.

      General and Administrative Expenses. General and administrative expenses increased from $6.7 million in the second quarter of 2000 to $7.7 million in the second quarter of 2001 but decreased as a percentage of revenues from 46% to 42%. General and administrative expenses increased due to the hiring of new employees, including senior executives, to support our expanded operations and client base.

      Purchase Amortization. Purchase amortization decreased from $2.7 million to $1.9 million. Purchase amortization decreased primarily due to adjustments of the purchase accounting for the acquisition of Comps.

      Other Income, Net. Interest and other income decreased from $933,000 in the second quarter of 2000 to $374,000 in the second quarter of 2001. This decrease was primarily a result of lower average cash balances from one period to another, and a decline in market interest rates for invested cash and cash equivalents.

      Income Tax Benefit. Income tax benefit decreased from $845,000 to $41,000 as a result of the previous recognition of net operating losses arising from recent acquisitions.

Six Months Ended June 30, 2000 Compared To
Six Months Ended June 30, 2001

      Revenues. Revenues grew 37% from $25.9 million for the six months ended June 30, 2000 to $35.4 million for the six months ended June 30, 2001. The growth was principally the result of further penetration of our products to our potential customer base across our national platform, the successful cross selling of products into our existing customer base and the acquisition of Comps in February 2000. Our Comps division contributed $9.7 million to revenues for the six months ended June 30, 2001, compared to $7.8 million for the same period of 2000.

      Gross Margin. Gross margin increased from $12.2 million for the six months ended June 30, 2000 to $19.9 million for the six months ended June 30, 2001. Gross margin as a percentage of revenues also increased from 47% to 56%. The increase in gross margin amounts resulted principally from significant revenue growth and the acquisition of Comps. Gross margin percentages have increased as a result of the relatively fixed cost structure required to operate within the scope of our current business. Our cost of revenues for the six months ended June 30, 2001 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $2.7 million compared to $2.1 million for the same period in 2000.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 34% from $19.6 million for the six months ended June 30, 2000 to $12.9 million for the six months ended June 30, 2001 and decreased as a percentage of revenues from 75% to 36%. Selling and marketing expenses decreased as a result of a reduction in required marketing activities after the successful completion of the rollout of our CoStar Exchange product, which was launched at the end of the second quarter in 2000 and required significant non-recurring marketing costs through the fourth quarter of 2000.

      Software Development Expenses. Software development expenses increased from $1.7 million for the six months ended June 30, 2000 to $2.6 million for the six months ended June 30, 2001 and increased as a percentage of revenues from 6.6% to 7.3%. The increase in expenses reflects development costs for the increased number of products we now offer including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as our emphasis on the enhancement of our products and internal systems.

      General and Administrative Expenses. General and administrative expenses increased from $12.1 million for the six months ended June 30, 2000 to $15.4 million for the six months ended June 30, 2001 but decreased as a percentage of revenues from 47% to 43%. General and administrative expenses increased due to the hiring of new employees, including senior executives, to support our expanded operations and client base.

      Purchase Amortization. Purchase amortization decreased from $4.5 million to $3.7 million. Purchase amortization decreased primarily due to adjustments of the purchase accounting for the acquisition of Comps.

      Acquired In-Process Development. Acquired in-process development costs of $5.8 million for the six months ended June 30, 2000 consisted of in-process development costs that were written off in connection with the Comps acquisition.

      Other Income, Net. Interest and other income decreased from $2.0 million for the six months ended June 30, 2000 to $949,000 for the six months ended June 30, 2001. This decrease was primarily a result of lower average cash balances from one period to another, and a decline in market interest rates for invested cash and cash equivalents.

      Income Tax Benefit. Income tax benefit decreased from $1.4 million to $82,000 as a result of the previous recognition of net operating losses arising from recent acquisitions.

Liquidity and Capital Resources

      Our cash and cash equivalents balance was $42.0 million at June 30, 2001, a decrease of $5.1 million from $47.1 million at December 31, 2000. This decrease was due principally to the cash used in operating activities and $1.2 million in purchases of property and equipment. During the six month period ended June 30, 2001, we financed our operations and growth principally through cash flow from our profitable regions and proceeds from the follow-on offering. Net cash used in operating activities for the six month period ended June 30, 2001 was $4.7 million compared to net cash used in operating activities of $14.5 million for the six month period ended June 30, 2000. This $9.8 million decrease in cash used in operating activities was a direct result of increased revenue growth and a reduction in expenditures required for expansion, both of which contributed to a reduction of our net loss for the first six months of 2001 compared to the first six months of 2000.

      Net cash used in investing activities amounted to $1.3 million for the six months ended June 30, 2001 as compared to net cash used in investing activities of $13.8 million for the six months ended June 30, 2000. Net cash used in investing activities decreased by $12.5 million during the first six months of 2001 compared to the first six months of 2000 due to a decline in required purchases of property, equipment and building photography. Additionally, the acquisition of Comps occurred during the first quarter of 2000 and required $2.4 million of investment.

      We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have commitments for rent payments ranging from $450,000 to $3,989,000 annually over the next ten years. We currently have no material commitments for capital expenditures.

      To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

      During the first six months of 2001, we experienced losses and negative operating cash flow as a result of the recent expansion in emerging regions, expansion of services within the majority of regions and costs for the introduction of new products. Some of these costs are non-recurring, and the remainder are generally fixed operating costs, which are not expected to increase at the same rate as revenue growth. As we emerge from a period of rapid product and geographical expansion, for the remainder of 2001 we expect continued sequential quarterly growth in revenue and a fixed or declining overall operating cost structure. As a result, we expect reductions in the level of operating losses and negative operating cash flow during the remainder of 2001.

      Based on current plans, we believe that our available cash combined with positive cash flow from our established regions should be sufficient to fund our operations for the foreseeable future.

      Through June 30, 1998, we operated as either a Subchapter S corporation or a limited partnership, and we were not subject to corporate income taxes. After June 30, 1998, we became a taxable entity. Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. In addition, we have recorded a valuation allowance for the portion of the deferred tax assets related to tax loss carryforwards. We do not expect to benefit substantially from tax loss carryforwards generated prior to July 1998.

      We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combination”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. We are currently in the process of evaluating the effect of the nonamortization provisions of the Statement, which are expected to result in an increase in net income commencing in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

Risk Factors

      Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and other SEC filings, before deciding to purchase any shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, operating results and stock price could be materially adversely affected.

      Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our established markets. We intend to continue investing in the expansion of our operations and new services and therefore expect to sustain losses for at least the next six months. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit, to increase revenues, or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

      Our operating results may fluctuate significantly. Our operating results, revenues, and expenses may fluctuate with general economic conditions and also for many other reasons, such as: successful adoption of the Company’s products; competition; loss of clients or revenues; changes or consolidation in the real estate industry; the development of our sales force; managerial execution; cancellations or non-renewals of our products; data quality; employee retention; our investments in geographic expansion; the timing of new service introductions and enhancements; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; our ability to control expenses; or our investments in other corporate resources.

      We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, generally range from terms of one to three years. Our clients may decide not to renew or to cancel their agreements as a result of several factors, including: a decision that they have no need for our products; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. If clients decide not to renew or cancel their agreements, then our revenues will be adversely affected.

      Our operating costs may be higher than we expect. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. Therefore, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs, and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

      Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for Web-based services and businesses are low, making it possible for the number of competitors to proliferate rapidly. Many of our existing competitors, or a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, lower prices, easier access to data, greater user traffic and greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

      If we are unable to hire, retain and continue to develop our sales force, it could have a material adverse effect on our business. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force involves a number of risks, including: our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of products; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, it could have a material adverse effect on our revenues and expenses.

      Cyclical downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business may be affected by conditions in the commercial real estate industry, including conditions affecting businesses that supply or invest in that industry. A decrease in the level of commercial real estate activities could adversely affect demand for our services. The traditional economic downturns in the commercial real estate industry could also harm our business. These changes could increase cancellation rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients’ bargaining power. Any of these factors could adversely affect our business.

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

      We may not be able to adapt to the rapid technological changes to the Internet and Internet products. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our products and services, and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet’s technological advances. The collection, storage, management and dissemination of commercial real estate information from a centralized database on the Internet were developed recently and continue to evolve. Our market is characterized by rapidly changing technologies, evolving industry standards; increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced in the computer and software industries. Our business increasingly depends on our ability to anticipate and adapt to all of these changes, as well as our customers’ ability to adapt to the use of our existing and future services and products on the Internet. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes, and our customers’ failure to accept these changes could have a material adverse effect on our revenues. If we incurred significant costs without adequate results or we are unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

      Unsatisfactory Internet performance, interruption or failure could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and the World Wide Web. Problems with our Web site, the Internet or the Web may impede the development of our business for a number of reasons. As the number of Internet users or their use of Internet resources continues to grow, and as companies deliver increasingly larger amounts of data over the Internet, the Internet’s infrastructure must also grow. Growth in Internet usage that is not matched by comparable growth of the infrastructure supporting the Internet could result in slower response time, cause outright failure of the Internet, or otherwise adversely affect usage. In addition, if we experience technical problems in distributing our products over the Web, including interruption or failure of services provided by our local exchange carriers or Internet service providers, we could experience reduced demand for our products.

      Temporary or permanent outages of our computers, software or telecommunications equipment could have an adverse effect on our business. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that results in our not being able to deliver our products to clients, or to update our products, we could experience reduced demand for our products.

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

      Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, our officers, and other key employees. Our business requires highly skilled technical, sales, management, Web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock option plan, and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

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

      Our business depends on our management team’s ability to execute our business plan. In 2000, we added several key officers to our management team. Our business depends on the ability of our assembled management team to successfully execute our business plan. The inability of our management team to successfully execute our business plan could have an adverse effect on our operations.

      If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in our established markets, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

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

      Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights; regulatory developments; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of June 30, 2001.

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

      None

ITEM 3             DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of our stockholders was held on June 19, 2001. The following people were elected to our Board of Directors for a one-year term: Michael Klein, Andrew Florance, David Bonderman, Warren Haber, Josiah Low III, and John Simon. The vote was as follows:

Name	Votes For	Votes Withheld

Michael Klein	13,616,940	318,404
Andrew Florance	13,013,991	921,353
David Bonderman	11,989,615	1,945,729
Warren Haber	13,655,140	280,204
Josiah Low III	13,655,140	280,204
John Simon	13,655,140	280,204

      The appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2001 was approved upon the following vote: For 13,861,477 shares; against, 70,607 shares; and abstain 3,260 shares.

      The amendment to our 1998 Stock Incentive Plan, as amended, was approved upon the following vote: For, 12,666,344 shares; against, 1,253,875 shares; and abstain, 15,125 shares.

ITEM 5             OTHER INFORMATION

      None

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER:  EXHIBIT DESCRIPTION:

10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended.

10.2	Separation Agreement for John Place

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: August 13, 2001	By: /s/ Frank A. Carchedi

Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended.

10.2	Separation Agreement for John Place