Form 10-Q
period 2001-09-30
COSTAR GROUP INC
filed 2001-11-09
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] – No [   ]

As of October 31, 2001, there were 15,691,675 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

PART 1          FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues	$18,447	$15,717	$53,874	$41,661
Cost of revenues	7,532	8,356	23,038	22,063

Gross margin	10,915	7,361	30,836	19,598
Operating expenses:
Selling and marketing	5,294	9,441	18,147	29,011
Software development	1,322	1,085	3,908	2,807
General and administrative	6,833	7,376	22,193	19,457
Purchase amortization	2,279	2,359	5,976	6,835
Acquired in-process development	—	—	—	5,812

	15,728	20,261	50,224	63,922

Loss from operations	(4,813)	(12,900)	(19,388)	(44,324)
Loss on disposal of assets	—	—	—	(182)
Other income, net	348	807	1,297	2,766

Net loss before income taxes	(4,465)	(12,093)	(18,091)	(41,740)
Income tax benefit	452	523	534	1,933

Net loss	$(4,013)	$(11,570)	$(17,557)	$(39,807)

Basic and diluted net loss per share	$(0.26)	$(0.75)	$(1.12)	$(2.65)

Weighted average common shares	15,657	15,411	15,614	15,020

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2001	2000

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$41,468	$47,101
Accounts receivable, less allowance for doubtful accounts of $2,926 and $2,890 as of September 30, 2001 and December 31, 2000	6,099	6,148
Prepaid expenses and other current assets	781	862

Total current assets	48,348	54,111
Property and equipment	22,782	21,168
Accumulated depreciation	(10,078)	(6,475)

	12,704	14,693
Goodwill, intangible and other assets, net	65,988	76,659
Deposits	291	408

Total assets	$127,331	$145,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,923	$13,561
Deferred revenue	4,754	4,949

Total current liabilities	16,677	18,510
Deferred taxes	452	987
Stockholders’ equity	110,202	126,374

Total liabilities and stockholders’ equity	$127,331	$145,871

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months
	Ended September 30,

	2001	2000

Operating activities:
Net loss	$(17,557)	$(39,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,603	2,905
Amortization	10,791	10,802
Acquired in-process development	—	5,812
Loss on disposal of assets	—	182
Provision for losses on accounts receivable	1,905	1,330
Income tax benefit	(534)	(1,933)
Changes in operating assets and liabilities	(3,491)	970

Net cash used in operating activities	(5,283)	(19,739)
Investing activities:
Net purchases of property and equipment	(1,615)	(10,448)
Goodwill, intangibles and other assets	(120)	(3,427)
Acquisitions (net of acquired cash)	—	(2,407)

Net cash used in investing activities	(1,735)	(16,282)
Financing activities:
Payment of long-term liability	—	(3,569)
Net proceeds from exercise of stock options	1,385	1,287

Net cash provided by (used in) financing activities	1,385	(2,282)
Net decrease in cash and cash equivalents	(5,633)	(38,303)
Cash and cash equivalents at beginning of period	47,101	94,074

Cash and cash equivalents at end of period	$41,468	$55,771

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information in the Company’s database is distributed to its clients under license agreements, which are typically one to three years in duration.

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

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and 2000, the Company’s financial position at September 30, 2001, and the cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2000, March 31, 2001 and June 30, 2001.

     The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of future financial results.

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

     On November 9, 2000, CoStar completed the acquisition of First Image Technologies, Inc. The primary asset of First Image is the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Company acquired all of the outstanding capital stock of First Image Technologies, Inc. for approximately $665,000 in cash and 9,424 shares of the Company’s common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provides for $950,000 of additional consideration (in a combination of cash and stock) to be paid by the Company upon the achievement of certain operating goals by the former sole stockholder of First Image.

     The operations of all acquired businesses were included in the Company’s statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

     The Company’s unaudited pro forma condensed consolidated statements of operations for the nine month periods ended September 30, 2001 and 2000, assuming the acquisition of Comps and First Image had been consummated as of January 1 of each period, is summarized as follows:

	For the Nine Month Period
	Ended September 30,
	2001	2000

Revenues	$53,874	$43,698

Net loss	$(17,557)	$(44,639)

Basic and diluted net loss per share	$(1.12)	$(2.91)

Weighted average common shares	15,614	15,366

4. GOODWILL, INTANGIBLES AND OTHER ASSETS

     Goodwill, intangibles and other assets consists of the following (in thousands):

	September 30,	December 31,
	2001	2000

Capitalized product development costs	$1,791	$1,801
Accumulated amortization	(1,110)	(935)

	681	866

Building photography	4,597	4,467
Acquired database technology	17,649	17,649
Customer base	31,645	31,645
Tradename	4,198	4,198
Goodwill	37,568	37,568
Accumulated amortization	(30,350)	(19,734)

	65,307	75,793

Goodwill, intangible and other assets	$65,988	$76,659

5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was previously amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133,” which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 138 and SFAS No. 133 effective January 1, 2001. SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized immediately in earnings. The adoption of these new standards has not had a material effect on the Company’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.7 million in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position, but they may result in future charges relating to write-downs. Any such charge would be treated as a cumulative effect change in accounting principle.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes or consolidations in the commercial real estate industry, managerial execution, customer retention, development of our sales force, data quality, employee retention, and our ability to control costs. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the heading “Risk Factors” and those included from time-to-time in our filings with the Securities and Exchange Commission. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included in this report.

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

     We consider regions that have had ongoing operations for at least 18 months to be established, and we currently generate positive cash flow from our operations in established regions. As of September 30, 2001, the majority of our regions throughout the United States were considered to be established. These regions provide us with substantial cash flow, which we reinvest into the business. Emerging regions are those in the process of becoming established, and require substantial investment until such time that the revenue for the region exceeds the operating costs for the region. Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions, which has resulted in substantial net losses on an overall basis.

     The incremental cost of introducing new services in an established region in the future may reduce the profitability of a region or cause it to incur losses. We expect to continue development and distribution of new services and expansion of existing services across current markets and we may expand geographically in the United States and international markets in the future. Therefore, while we expect operations in existing established regions to remain profitable and provide substantial funding, we expect our overall expansion plans to generate losses and negative cash flow from operations during the next 12 months.

     Although our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS contracts typically range from terms of one to three years and generally renew automatically. Upon renewal, many of the contract rates increase automatically in accordance with contract provisions or as a result of renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites and users, the client’s business focus, and the number of services to which a client subscribes.

     Our contract renewal rate has historically exceeded 90% on an annual basis. However, recently many telecommunications companies (which represented approximately 6% of our revenues at their peak) have discontinued or curtailed their operations. This has resulted in an increased number of cancellations of our services by these telecommunications companies. These cancellations, together with other factors, including an overall slowing of economic growth, have resulted in a lower annual renewal rate for our services during 2001.

     Our clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by the growth in our accounts receivable.

Three Months Ended September 30, 2000 Compared To
Three Months Ended September 30, 2001

     Revenues. Revenues grew 17% from $15.7 million in the third quarter of 2000 to $18.4 million in the third quarter of 2001. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base.

     Gross Margin. Gross margin increased from $7.4 million in the third quarter of 2000 to $10.9 million in third quarter of 2001. Gross margin as a percentage of revenues also increased from 47% to 59%. The increase in gross margin amounts resulted principally from significant revenue growth. Gross margin percentages have increased as a result of the relatively fixed cost structure required to operate within the scope of our current business. Our cost of revenues for the three months ended September 30, 2001 and 2000 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $1.3 million.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 44% from $9.4 million in the third quarter of 2000 to $5.3 million in the third quarter of 2001 and decreased as a percentage of revenues from 60% to 29%. Selling and marketing expenses decreased principally as a result of a reduction in required marketing activities after the successful completion of the rollout of our CoStar Exchange product, which was launched at the end of the second quarter in 2000, and a reduction in required recruiting and training activities due to high retention rates and stability in the sales force during 2001.

     Software Development Expenses. Software development expenses increased from $1.1 million in the third quarter of 2000 to $1.3 million in the third quarter of 2001 and increased as a percentage of revenues from 6.9% to 7.2%. The increase in expenses reflects development costs for the increased number of services we now offer including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as our emphasis on the enhancement of our services and internal systems.

     General and Administrative Expenses. General and administrative expenses decreased from $7.4 million in the third quarter of 2000 to $6.8 million in the third quarter of 2001 and decreased as a percentage of revenues from 47% to 37%. General and administrative expenses decreased due to reductions in administrative headcount, and communications, consulting and travel costs during 2001.

     Purchase Amortization. Purchase amortization decreased from $2.4 million to $2.3 million. Purchase amortization decreased primarily due to adjustments of the purchase accounting for the acquisition of Comps.

     Other Income, Net. Interest and other income decreased from $807,000 in the third quarter of 2000 to $348,000 in the third quarter of 2001. This decrease was primarily a result of lower average cash balances from one period to another, and a decline in market interest rates for invested cash and cash equivalents.

     Income Tax Benefit. Income tax benefit decreased from $523,000 to $452,000 as a result of the previous recognition of net operating losses arising from recent acquisitions.

Nine Months Ended September 30, 2000 Compared To
Nine Months Ended September 30, 2001

     Revenues. Revenues grew 29% from $41.7 million for the nine months ended September 30, 2000 to $53.9 million for the nine months ended September 30, 2001. The growth was principally the result of further penetration of our services to our potential customer base across our national platform, the successful cross-selling of services into our existing customer base and the acquisition of Comps in February 2000. Comps contributed $15.0 million to revenues for the nine months ended September 30, 2001, compared to $10.7 million for the same period of 2000.

     Gross Margin. Gross margin increased from $19.6 million for the nine months ended September 30, 2000 to $30.8 million for the nine months ended September 30, 2001. Gross margin as a percentage of revenues also increased from 47% to 57%. The increase in gross margin amounts resulted principally from significant revenue growth and the acquisition of Comps. Gross margin percentages have increased as a result of the relatively fixed cost structure required to operate within the scope of our current business. Our cost of revenues for the nine months ended September 30, 2001 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $4.0 million compared to $3.4 million for the same period in 2000.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 38% from $29.0 million for the nine months ended September 30, 2000 to $18.1 million for the nine months ended September 30, 2001 and decreased as a percentage of revenues from 70% to 34%. Selling and marketing expenses decreased principally as a result of a reduction in required marketing activities after the successful completion of the rollout of our CoStar Exchange product, which was launched at the end of the second quarter in 2000 and a reduction in required recruiting and training activities due to high retention rates and stability in the sales force during 2001.

     Software Development Expenses. Software development expenses increased from $2.8 million for the nine months ended September 30, 2000 to $3.9 million for the nine months ended September 30, 2001 and increased as a percentage of revenues from 6.8% to 7.3%. The increase in expenses reflects development costs for the increased number of services we now offer including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as our emphasis on the enhancement of our services and internal systems.

     General and Administrative Expenses. General and administrative expenses increased from $19.5 million for the nine months ended September 30, 2000 to $22.2 million for the nine months ended September 30, 2001 but decreased as a percentage of revenues from 47% to 41%. General and administrative expenses increased because expenses related to Comps were included for the entire period of 2001 but only a portion of the period in 2000, and because we hired new employees to support our expanded operations and client base.

     Purchase Amortization. Purchase amortization decreased from $6.8 million to $6.0 million. Purchase amortization decreased primarily due to adjustments of the purchase accounting for the acquisition of Comps.

     Acquired In-Process Development. Acquired in-process development costs of $5.8 million for the nine months ended September 30, 2000 consisted of in-process development costs that were written off in connection with the Comps acquisition.

     Other Income, Net. Interest and other income decreased from $2.8 million for the nine months ended September 30, 2000 to $1.3 million for the nine months ended September 30, 2001. This decrease was primarily a result of lower average cash balances from one period to another, and a decline in market interest rates for invested cash and cash equivalents.

     Income Tax Benefit. Income tax benefit decreased from $1.9 million to $534,000 as a result of the previous recognition of net operating losses arising from recent acquisitions.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $41.5 million at September 30, 2001, a decrease of $5.6 million from $47.1 million at December 31, 2000. This decrease was due principally to the cash used in operating activities and $1.6 million in purchases of property and equipment. During the nine month period ended September 30, 2001, we financed our operations and growth principally through cash flow from our profitable regions and proceeds from the follow-on offering. Net cash used in operating activities for the nine month period ended September 30, 2001 was $5.3 million compared to net cash used in operating activities of $19.7 million for the nine month period ended September 30, 2000. This $14.4 million decrease in net cash used in operating activities was a direct result of increased revenue growth and a reduction in expenditures required for expansion, both of which contributed to a reduction of our net loss for the first nine months of 2001 compared to the first nine months of 2000.

     Net cash used in investing activities amounted to $1.7 million for the nine months ended September 30, 2001 as compared to net cash used in investing activities of $16.3 million for the nine months ended September 30, 2000. Net cash used in investing activities decreased by $14.6 million during the first nine months of 2001 compared to the first nine months of 2000 due to a decline in necessary purchases of property, equipment and building photography. Additionally, the acquisition of Comps occurred during the first quarter of 2000 and required $2.4 million of investment.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have annual commitments for total rent payments ranging from $450,000 to $4,210,000 over the next ten years. We currently have no material commitments for capital expenditures.

     To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

     During the first nine months of 2001, we experienced losses and negative operating cash flow as a result of the recent expansion in emerging regions, expansion of services within the majority of our regions and costs related to the introduction of new products. Some of these costs are non-recurring, and the remainder are generally fixed operating costs, which are not expected to increase at the same rate as revenue growth. As we emerge from a period of rapid product and geographical expansion, for the remainder of 2001 we expect continued sequential quarterly growth in revenue and a fixed or declining overall operating cost structure. As a result, we expect reductions in the level of operating losses and negative operating cash flow during the remainder of 2001.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. We estimate that the effect of the new rules will be to decrease amortization expense by approximately $3.7 million annually. During 2002, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position, but they may result in future charges relating to write-downs. Any such change would be treated as a cumulative effect change in accounting principle.

Risk Factors

     Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and other SEC filings, before deciding to purchase any shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, operating results and stock price could be materially adversely affected.

     Our future profitability is uncertain due to our continuing operating losses. We have never recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our markets. We intend to continue investing in the expansion of our operations and new services and therefore expect to sustain losses during the next 12 months. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit, to increase revenues, or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

     Our operating results may fluctuate significantly. Our operating results, revenues, and expenses may fluctuate with general economic conditions and also for many other reasons, such as: successful adoption of the Company’s products; competition; loss of clients or revenues; changes or consolidation in the real estate industry; the development of our sales force; managerial execution; cancellations or non-renewals of our products; data quality; employee retention; our investments in geographic expansion; the timing of new service introductions and enhancements; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; our ability to control expenses; our investments in other corporate resources; or changes in accounting policies or practices.

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

     General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative trends in any of these general economic conditions could adversely affect our business. For example, a recent downturn in telecom related businesses has forced many of our telecom company clients to discontinue or curtail their operations, which has resulted in an increased number of cancellations of our services. If other clients choose to cancel our services as a result of economic conditions, our financial position could be adversely affected.

     We may not be able to successfully introduce new products. Our future business and financial success will depend on our ability to continue to introduce new products into the marketplace. Developing new products imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Office Report or CoStar Connect, puts pressure on our sales and marketing resources. If we are unable to develop new products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products, or are not successful in marketing and selling these new products, it could have a material adverse effect on our results of operations.

     We may not be able to adapt to the rapid technological changes to the Internet and Internet products. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our products and services, and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet’s technological advances. The products that collect, store, manage and disseminate commercial real estate information from a centralized database on the Internet were developed recently and continue to evolve. Our market is characterized by rapidly changing technologies, evolving industry standards; increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced in the computer and software industries. Our business increasingly depends on our ability to anticipate and adapt to all of these changes, as well as our customers’ ability to adapt to the use of our existing and future services and products on the Internet. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes, and our customers’ failure to accept these changes could have a material adverse effect on our revenues. If we incurred significant costs without adequate results or we are unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

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

     We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we do not succeed in protecting our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money. In addition, if any intellectual property claims are adversely determined, this could result in a material adverse result on our financial position.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have significant exposure to market risks associated with the changes in interest rates related to its cash equivalent securities held as of September 30, 2001.

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

COSTAR GROUP, INC.

Date: November 09, 2001	By: /s/ Frank A. Carchedi Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

None