Form 10-K405
period 2001-12-31
COSTAR GROUP INC
filed 2002-03-28
CIK 1057352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 10th Floor
Bethesda, Maryland 20814
(Address of principal executive offices) (zip code)

(301) 215-8300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K.

         Based on the closing price of the common stock on March 15, 2002 on the Nasdaq Stock Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $268.9 million.

As of March 15, 2002, there were 15,720,883 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

         (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its subsidiaries. This report also refers to our Web site, but information contained on that site is not part of this report.)

         CoStar Group, Inc. is the leading provider of information services to the U.S. commercial real estate industry. CoStar’s suite of products offers customers access via the Internet to the most comprehensive, verified database of commercial real estate information in over 50 U.S. markets.

         Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. CoStar delivers its content to customers through 10 distinct products and services. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, sales comparable information, data hosting for clients’ web sites, decision support, contact management, tenant information, property data integration, property marketing and industry news. Today, we are creating a centralized digital marketplace where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions over the Internet due to efficient exchange of accurate information supplied by CoStar.

         We have a number of assets that provide a unique foundation for this marketplace, including the most comprehensive, proprietary, national database in the industry; the largest research department in the industry; proprietary technology, including in-house product development; a broad suite of digital products and services; and what we believe is the largest number of participating organizations. Our database has been constructed over more than a decade by a research department that makes updates daily to our database throughout the year. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases. As of December 31, 2001, our database contained information on more than 23 billion square feet of commercial real estate, over 640,000 sales comparables, approximately 750,000 tenants and covered more than $85 billion in properties for sale.

Industry Overview

         We believe that the market for commercial real estate information is vast based on the variety, volume and value of transactions related to commercial real estate. Each transaction has multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information. Members of the commercial real estate and related business community require daily access to current data such as rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using national standardized data, and interact with each other on a continuous basis.

         A large number of parties involved in the commercial real estate and related business community require extensive information to conduct their businesses, including:

• Sales and leasing brokers	• Government agencies’ staff members

• Property owners	• Mortgage-backed security issuers

• Property managers	• Appraisers

• Design and construction professionals	• Reporters

• Real estate developers	• Tenant vendors

• Real estate investment trust managers	• Building services vendors

• Investment bankers	• Communications providers

• Commercial bankers	• Insurance companies’ managers

• Mortgage bankers	• Institutional advisors

• Mortgage brokers	• Investors and asset managers

         The commercial real estate and related business community generally operates in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers and local research companies, have attempted to collect data on specific markets and develop software to analyze the information they have independently gathered. This highly fragmented methodology has resulted in duplication of effort in the collection and analysis of information, excessive internal cost and the creation of non-standardized data containing varying degrees of accuracy and comprehensiveness, resulting in a formidable information gap.

         The creation of an efficient digital marketplace for commercial real estate requires an infrastructure including a national, standardized database; accurate and comprehensive research capabilities; and intensive, real-time participant interaction. By combining its extensive database, approximately 600 experienced researchers, technological expertise and broad customer base, CoStar believes that it has created the platform for this national exchange. Our infrastructure combined with Internet technology has allowed CoStar to develop a truly centralized and interactive digital marketplace.

CoStar’s Comprehensive, National Database

         CoStar has spent 15 years building and acquiring a proprietary database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, demand statistics and digital images.

         As of December 31, 2001, our proprietary database covered 50 markets and contained:

•	more than 23 billion square feet of U.S. commercial real estate;
•	over 950,000 properties;
•	approximately 2.8 billion square feet of space available;
•	over 65,000 properties for sale;
•	approximately 750,000 tenants occupying commercial real estate space;
•	more than 640,000 sales transactions valued at over $769 billion; and
•	over 1.3 million high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

         This highly complex database is comprised of hundreds of data fields, tracking such categories as:

• Location	• Mortgage and deed information

• Site and zoning information	• For-sale information

• Building characteristics	• Income and expense histories

• Space availability	• Tenant names

• Tax assessments	• Lease expirations

• Ownership	• Contact information

• Sales comparables	• Historical trends

CoStar Research

         We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2001, our researchers drove over one million miles, conducted hundreds of thousands of on-site building inspections, examined more than 68 million public records and interviewed millions of tenants, owners and brokers.

         Research Department. As of December 31, 2001, approximately 600 commercial real estate research professionals were engaged in research for CoStar. Every research employee undergoes an extensive training program to maintain consistent research methods and processes. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, these professionals frequently take the initiative and report transactions to our researchers.

         CoStar has an extensive field research effort that permits physical inspection of properties in order to find additional inventory, photograph properties and verify existing information. Some of these researchers use CoStar trucks equipped with Global Positioning Systems, which use satellites to keep track of the trucks’ location and pinpoint building locations. Each CoStar truck uses wireless technology to track and transmit field data. A dispatch center in the Company’s Bethesda office manages the entire day-to-day field operations while using tracking software to monitor each researcher’s progress. As of December 31, 2001, CoStar had 39 trucks used by field researchers in markets throughout the United States. The site inspection consists of photographing the building, measuring the building (if necessary), counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties for CoStar to add to the collection of CoStar’s digital images in our database.

         License Agreements. We license a small portion of our data from public record providers, and licensing agreements with these entities provide for our use of a portion of their national property ownership information in the enhancement and development of various CoStar services.

         Management and Quality Control Systems. In 2001, we continued to implement our automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area, and expired leases. Our non-automated quality control procedures include:

•	calling our information sources on recently-updated properties to re-verify information;
•	reviewing commercial real estate periodicals for transactions to cross-check our research;
•	performing periodic research audits and field checks to determine if we correctly canvassed all buildings;
•	providing training and retraining to our research professionals to ensure accurate data compilation; and
•	compiling measurable performance metrics for research teams and managers for feedback on data quality.

         Finally, one of the most important and effective quality control measures we rely on is feedback, garnered through regular client surveys taken from the commercial real estate professionals using our data every day.

Proprietary Technology

         In-House Product Development and Information Technology Team. As of December 31, 2001, CoStar had a staff of approximately 65 product development and information technology professionals who focused on developing and creating enhanced products, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar’s comprehensive database and image library. In 2001, this team completed the development of several new Web products and enhanced other Web enabled software products that use the Internet for delivery of content and digital images. On an ongoing basis, these professionals make modifications to internal applications to implement efficiencies and controls that ultimately produce quality improvements to the database. They regularly implement product enhancements, including expanded features and new graphic design. To increase the speed of data collection, quality control review and data delivery, the product development and information technology team makes regular adjustments to internal systems. In addition, this team is responsible for developing the infrastructure to appropriately support a database with the size and complexity of CoStar’s database.

         Computer and Communications Hardware/Software Systems. We maintain Windows servers in support of the database and a national internal frame relay network to allow remote researchers real-time access to the database. We store full data back-ups off site. We use client-server software to manage our internal data collection. In addition, over the past decade we have developed and refined our own software systems, which collect building-specific data, track commercial real estate companies and individuals in the industry, distribute data and facilitate operations.

Products and Services

         Our various products and services are described in detail in the following paragraphs.

         CoStar Property™. CoStar Property delivers to subscribers a complete inventory of office and industrial properties and has fostered the development of our digital leasing marketplace. Subscribers use CoStar Property to research leasing options, analyze market conditions and competitive property positions, and produce multimedia client presentations. Members of the broader commercial real estate community, including non-CoStar subscribers, utilize CoStar Property extensively to market their properties. Subscribers can query CoStar Property with any combination of pertinent criteria, combining any of approximately 100 data fields from categories such as building size, location, building characteristics, space availability, or ownership. CoStar Property’s search engine scans through hundreds of millions of square feet of space in a specified market in seconds to find all the properties meeting the search criteria. Our subscribers can select from over 80 customizable reports, presenting space availability, comparable sales, tenant activity, market statistics, photographs, and floor plans. Users can export and edit reports, photos and floor plans to help determine the feasibility of a specific space for the user’s needs. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates.

         CoStar Tenant®. CoStar Tenant is a detailed business-to-business prospecting and analytical tool for commercial real estate professionals. Available via the Internet and a desktop application, CoStar Tenant delivers detailed information profiling the tenants occupying commercial buildings by tracking tenants throughout the United States. A key service feature is lease expiration information. Subscribers use CoStar Tenant to gather information about particular tenants, identify and target the most likely tenants to lease space, ascertain all tenants in a particular building, understand trends and the underlying demand for commercial real estate, locate and target the tenants most likely to need representation for their real estate requirements, and pinpoint the tenants most likely to buy a particular vendor’s goods and services.

         CoStar COMPS®. CoStar COMPS is a tool for lenders, brokers, appraisers, investors and corporate real estate executives who need to research property comparables, identify market trends, expedite the appraisal process, support property valuations, and locate prospective customers using the database of buyers, sellers and brokers. CoStar COMPS provides comprehensive, national information on comparable sales information in the commercial real estate industry. This service is provided through a Web-based system and includes information on sale prices, income and expenses, capitalization rates, loan data and other key details. Customers may search the proprietary database of comparable sale information using multiple search parameters, including location, property type, square footage, price range and number of units. Customers receive a report of all relevant properties in the database matching their search criteria, including photographs.

         CoStar Exchange™. CoStar Exchange is an on-line marketplace for the buying and selling of commercial properties. As of December 31, 2001, the database contained over 65,000 commercial properties for sale with a combined asset value of approximately $85 billion. This information is distributed in a broker-centric model through a secure Web-based browser where sellers and brokers of properties are able to list extensive information about their properties for sale on the site at no cost. The site affords an efficient means for these sellers to reach a large universe of potential buyers. Sellers of investment-grade properties have the additional option of selecting limited, secure distribution of their properties in order to address confidentiality requirements. The CoStar Exchange service integrates the content developed through years of research under CoStar Property, CoStar Tenant, CoStar COMPS and other CoStar services.

         CoStar Connect™. CoStar Connect allows commercial real estate firms to license CoStar’s technology and content to market property listings on their corporate web sites. This service offers clients access to CoStar’s content and digital images in a service that seamlessly updates and manages the client’s on-line property information. It enables commercial real estate professionals to enhance the quality and depth of the listing information on their Web site by incorporating data fields from CoStar’s national database. CoStar Connect also adds new technology capabilities to company web sites such as search engines, tailored space queries, space calculators, sophisticated mapping and 360° virtual tours.

         CoStar Office Report™. In the fourth quarter of 2001, CoStar began publishing the CoStar Office Report, which provides in-depth historical and current data covering over 1,000 sub-markets within 35 of the nation’s major metropolitan office markets, including details such as absorption rates, vacancy rates, rental rates, average sales prices, cap rates, existing inventory, and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent real estate decisions, accurately value real estate assets, manage facilities efficiently, reduce lending risk, achieve optimum real estate portfolio performance and compete effectively in the industry. CoStar Office Report is a product of CoStar Advisory™, a line of analytic reports that provides important market metrics at the market and sub-market level for the Atlanta and Dallas markets.

         CoStar News™. Our Web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2001, we published over 7,700 news stories. Our NewsWire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions and groundbreakings.

         Metropolis™. The Metropolis software system is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis software allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar products. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California market.

         CoStar Marketplace™. CoStar Marketplace provides an on-line means for the commercial real estate and related business community to direct advertising to the appropriate decision-makers. We currently deliver this service through our CoStar services and via our Web site. This service benefits our clients by providing them with increased distribution, higher visibility, and a more cost-effective way to reach their targeted audience for their advertising materials.

         CoStar ARES 2000®. CoStar ARES 2000 is a leading contact management and business tool for commercial real estate professionals. CoStar ARES 2000 works in conjunction with ACT! 2000 and turns ACT! into a real estate productivity system by providing commercial real estate elements that are not provided by ACT!. Users of CoStar ARES 2000 can import data from other CoStar services into CoStar ARES 2000.

Clients

         We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists representative customers in various categories.

Brokerage	Lenders, Investment Bankers	Appraisers, Accountants

Cushman & Wakefield	Bankers Trust Company	Arthur Andersen

CB Richard Ellis	Credit Suisse First Boston	KPMG

Grubb & Ellis	GMAC Commercial Mortgage	PricewaterhouseCoopers

Jones Lang LaSalle	Merrill Lynch	Deloitte and Touche

Insignia/ESG	Bank of America

Julien J. Studley	Wells Fargo

The Staubach Company	Washington Mutual

Carter & Associates	World Savings

Colliers	Fannie Mae

Binswanger

Marcus & Millichap

Equis

Kennedy-Wilson Properties

Daum Commercial Real Estate

Advantis Real Estate Services

U.S. Equities Realty

REITs	Owners and Developers	Vendors

Boston Properties	Hines	IntelliSpace

CarrAmerica	Trammell Crow Company	Kastle Systems

Equity Office Properties	TrizecHahn Corporation

Prentiss Properties	Gale & Wentworth

Prologis	Manulife Financial

Industrial Developments International

Institutional Advisors,
Government Agencies	Property Managers	Asset Managers

County of Los Angeles	Transwestern	AEW Capital Management

Fairfax County Dev. Authority	Leggat McCall Properties	Jones Lang LaSalle

Montgomery County Dept. of Public	Lincoln Property Company	Legg Mason

Works	PM Realty Group	LendLease Real Estate Investments

NYC Economic Development		USAA Real Estate Company

U.S. General Services Administration

         As of December 31, 2001, no single client accounted for more than 5% of our revenues. Over 90% of our revenues arise from subscription based clients under long term contracts.

Sales and Marketing

         As of December 31, 2001, we had over 135 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily geographically focused and located in over 27 field sales offices in our largest U.S. markets. Our offices typically serve as the platform for our in-market sales, client service, and field research operations for their respective regions. The sales force is responsible for selling to new prospects, renewing existing client contracts and identifying cross-selling opportunities.

         Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. Our field salespeople primarily focus on three product areas: Information Solutions, eMedia and ARES 2000. The Information Solutions sales personnel focus on selling CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange, CoStar Connect, CoStar Office Reports and Metropolis. Many of these salespeople have significant commercial real estate experience, allowing them to take a consultative sales approach. Within this group, we have a Vice President of major accounts, who focuses solely on meeting the special needs of the Company’s largest clients. The eMedia sales personnel sell CoStar Connect and CoStar Marketplace. Many of these sales people have an advertising sales background or experience in commercial real estate. The ARES 2000 sales personnel focus on selling CoStar ARES 2000.

         We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge fixed monthly amounts rather than fees based on actual system usage. Our clients’

monthly charges are based on the number of sites, organization size, the company’s business focus, and the number of services to which a client subscribes.

         Our customer service and support staff is charged with installing and training our client base, as well as ensuring high client satisfaction by providing on-going support. The customer service and support staff handles all facets of customer relations and have primary front-line responsibility for customer care.

         Our primary marketing methods include: service demonstrations, direct marketing, trade show and industry events, print advertising, and client referrals. Direct marketing is the most cost-effective means for us to find prospective clients. Our direct marketing efforts include direct mail, e-mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, we have found the most effective sales method is a service demonstration. Our advertising includes traditional print advertising, Internet banners and private network banners. We use various forms of advertising for brand identity, message reinforcement, and potential client identification. We also attend industry trade shows and seminars to reinforce our relationships with our core user groups.

Competition

         The market for information systems and services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information are:

•	quality and depth of the underlying databases;
•	price;
•	ease of use, flexibility, and functionality of the software;
•	timeliness of the data;
•	breadth of geographic coverage and services offered;
•	perception that the service offered is the industry standard;
•	proprietary nature of methodologies, databases and technical resources;
•	effectiveness of marketing and sales efforts;
•	client service and support;
•	vendor reputation;
•	brand loyalty among customers; and
•	capital resources.

         We compete directly and indirectly for customers with the following categories of companies:

•	on-line services or Web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc.;
•	publishers and distributors of information services, including regional providers and smaller local providers, and national print publications, such as Black’s Guide;
•	locally controlled real estate boards, exchanges or associations sponsoring property listing services;
•	companies that provide software to access commercial real estate information, such as Xceligent Inc.;
•	in-house research departments operated by some commercial real estate brokers;
•	consortiums of real estate companies formed to explore opportunities in technology; and
•	public record providers.

         As the digital real estate marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, and marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing competitors, competition could materially harm our business.

Proprietary Rights

         To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

•	trade secret, copyright, trademark and other laws;
•	nondisclosure, noncompetition and other contractual provisions with employees and consultants;
•	license agreements with customers;
•	patent protection; and
•	technical measures.

         We seek to protect our software’s source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for our databases, software and other materials. Under current law, the arrangement and selection of data may be protected, but the actual data itself may not be. We license our database, software and services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our content, images and software. In addition, the license agreements prohibit the unauthorized reproduction or transfer of the information and software we license.

         We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures to discourage and detect unauthorized copying of our intellectual property.

         We have filed trademark applications to register trademarks for a variety of names for the CoStar products and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar,” “COMPS,” “CoStar Tenant,” and “CoStar ARES.” In addition, we have filed a patent application covering certain of our methodologies and software.

         On September 30, 1999, CoStar filed suit against LoopNet, Inc., in the U.S. District Court for the District of Maryland. The complaint asserts, among other things, that LoopNet infringed CoStar’s copyrights by unlawfully displaying and distributing CoStar’s copyrighted photographs on LoopNet’s Web site. On March 14, 2000, the judge issued a preliminary injunction ordering LoopNet, Inc. to remove CoStar photographs from the LoopNet Web site once CoStar notifies it of any possible infringement, and that LoopNet require certain repeat offenders to produce evidence of copyright ownership before posting any photograph to the LoopNet Web site. On September 28, 2001, the Court issued an opinion resolving a number of dispositive and non-dispositive issues, leaving the case to proceed to trial, which is currently scheduled for July 8, 2002.

Employees

         As of December 31, 2001, we employed 833 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Item 2 Properties

         Our corporate headquarters in Bethesda, Maryland, occupies approximately 60,000 square feet under a lease that expires on March 14, 2010. We believe that our Bethesda, Maryland, facility will be adequate to meet our requirements for our headquarters for the foreseeable future.

         In addition to our Bethesda, Maryland, facility, our research operations are headquartered in San Diego, California and Mason, Ohio. Additionally, we lease office space in a variety of other locations, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Newport Beach; Philadelphia; Houston; Atlanta; Phoenix; Southfield, Michigan; Cranford, New Jersey; Charlotte, North Carolina; Ft. Lauderdale, Florida; Seattle; Denver; Austin; Dallas; Sacramento, California; Kansas City, Missouri; Independence, Ohio; Torrance, California; Tustin, California; and Tampa, Florida.

         We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3 Legal Proceedings

         Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2001.

PART II

Item 5 Market for the Registrant’s Common Stock and Related Stockholder Matters

         Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market®.

Year Ended December 31, 2000	High	Low

First Quarter	$53.69	$30.38

Second Quarter	$39.56	$20.38

Third Quarter	$40.75	$24.50

Fourth Quarter	$36.69	$18.27

Year Ended December 31, 2001

First Quarter	$30.75	$14.00

Second Quarter	$29.06	$15.25

Third Quarter	$28.05	$15.75

Fourth Quarter	$24.40	$16.30

         As of March 15, 2002, there were approximately 118 holders of record of our common stock. On March 15, 2002, the last sale price reported on the Nasdaq Stock Market® for our common stock was $19.90 per share.

         Dividend Policy. We have never declared or paid any dividends on our common stock. We do not plan to do so in the foreseeable future.

         Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2001.

Item 6 Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(In Thousands, Except Per Share Data and Other Operating Data)

         The following table provides selected financial data for the five years ended December 31, 2001. The Statement of Operations Data we show below for 1999 through 2001 and the Balance Sheet Data for 2000 and 2001 is derived from audited financial statements that we include later in this report. The Statement of Operations Data for 1997 and 1998 and the Balance Sheet Data for 1997 through 1999 we show below is derived from audited financial statements for those years, which do not appear in this report.

	Year Ended December 31,

	1997	1998	1999	2000	2001

Statement of Operations Data:

Revenues	$7,900	$13,900	$30,234	$58,502	$72,513

Cost of revenues	3,413	4,562	13,244	30,202	30,316

Gross margin	4,487	9,338	16,990	28,300	42,197

Operating expenses	7,786	12,864	32,373	83,335	64,923

Loss from operations	(3,299)	(3,526)	(15,383)	(55,035)	(22,726)

Other income, net	33	341	3,106	3,335	1,578

Income tax benefit	0	0	0	2,045	987

Net loss	$(3,266)	$(3,185)	$(12,277)	$(49,655)	$(20,161)

Net loss per share—basic and diluted	$(0.57)	$(0.44)	$(1.05)	$(3.28)	$(1.29)

Weighted average shares outstanding	5,722	7,213	11,727	15,137	15,636

	As of December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$1,069	$19,667	$94,074	$47,101	$42,002

Working capital	(1,547)	16,900	89,153	35,601	33,315

Total assets	6,581	27,541	136,905	145,871	123,646

Total liabilities	3,664	4,338	17,208	19,497	15,627

Stockholders’ equity	2,917	23,203	119,697	126,374	108,019

	As of December 31,

	1997	1998	1999	2000	2001

Other Operating Data:

Markets Covered by Database	14	19	41	51	50

Number of Subscription Clients	1,123	1,731	3,612	5,407	6,356

Billions of Square Feet in Database	6.5	9.1	15.6	21.7	23.0

Buildings in Database	112,335	175,471	334,917	864,920	950,000

Images in Database	90,545	178,827	349,526	968,316	1,300,000

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes in the commercial real estate industry, managerial execution, customer retention, development of our sales force, employee retention and our ability to adapt to technological changes. More information about potential factors that could cause actual results to differ materially include, but are not limited to, those stated below under the heading “Risk Factors.” All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements included in this Annual Report.

Overview

         CoStar is the leading provider of information services to the U.S. commercial real estate industry. We have created a digital marketplace where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our wide array of digital service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, data hosting for clients’ Web sites, contact management, property data integration and industry news. Substantially all of our current services are digitally delivered over the Internet.

         We completed our initial public offering in July, 1998, and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May, 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisition of COMPS.COM, Inc. (“Comps”) and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

         From 1994 through 2001, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August, 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January, 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September, 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February, 2000, we acquired Comps. In November, 2000, we acquired First Image Technologies. The more recent acquisitions are discussed later in this section.

         Since our inception, the development of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the U.S., which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 market areas from which we believe we can appropriately meet the needs of the commercial real estate community for comprehensive national building specific information. During 2001, we focused on continuing to grow revenue while controlling and reducing costs, in an effort to reduce operating losses, and ultimately, move our business to profitability. As a result, in the third and fourth quarters of 2001, the Company generated positive earnings before interest, taxes, depreciation and amortization, and at the end of the fourth quarter of 2001, the Company’s total cash, cash equivalents and short-term investments had increased over the balance at the end of the third quarter of 2001. We believe that the opportunity to continue to grow revenue from our existing national platform and services is significant and that a large component of the operating cost structure of the Company is made up of fixed operating costs. Therefore, based on expected revenue growth and continued cost control, we believe that during 2002 we can reduce our overall operating losses as compared to 2001 and generate positive operating cash flows.

         We may develop and distribute new services and expand existing services across our current regions and we may experience continued geographic expansion in U.S. and international markets. The incremental cost of introducing new services in the future may reduce the profitability of a region or cause it to incur losses. Therefore, while we expect our current service offerings in existing regions to remain profitable and provide substantial funding for our business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

         While our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts generally have terms of one to three years and renew automatically. Upon renewal, many of the contract rates increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the company’s business focus and the number of services to which a client subscribes.

         Our contract renewal rate historically has exceeded 90% on an annual basis. However, during 2001 many telecommunications companies, which represented approximately 6% of our revenues at their peak, discontinued or curtailed their operations. This has resulted in an increased number of cancellations of our services by these telecommunications companies. Sales to telecommunications companies currently represent approximately 1% of our revenues. These cancellations, together with the impact of general economic conditions on our entire customer base, have resulted in renewal rates of approximately 85% over the past 12 months.

         Approximately 94% of our revenues arise from clients under subscription contracts. Our subscription clients pay contract fees on an annual, quarterly, or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

         The Company will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.7 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. The Company does not expect that these tests will have any effect on our earnings and financial position during 2002.

Consolidated Results of Operations

         The following table provides our selected consolidated results of operations (in thousands of dollars and as a percentage of total revenue) for the indicated periods:

	Year Ended December 31,

	1999		2000		2001

Revenues	$30,234	100%	$58,502	100%	$72,513	100%

Cost of revenues	13,244	44	30,202	52	30,316	42

Gross margin	16,990	56	28,300	48	42,197	58
Operating expenses
Selling and marketing	17,965	59	37,644	64	23,502	32

Software development	1,108	4	3,865	7	5,137	7

General and administrative	11,054	37	27,086	46	28,438	39

Purchase amortization	2,246	7	8,928	15	7,846	11

Acquired in-process development	0	0	5,812	10	0	0

Total operating expenses	32,373	107	83,335	142	64,923	90
Loss from operations	(15,383)	(51)	(55,035)	(94)	(22,726)	(31)

Other income, net	3,106	10	3,335	6	1,578	2

Income tax benefit	0	0	2,045	3	987	1

Net loss	$(12,277)	(41)%	$(49,655)	(85)%	$(20,161)	(28)%

Comparison of Year Ended December 31, 2001 and Year Ended December 31, 2000

         Revenues. Revenues grew 24% from $58.5 million in 2000 to $72.5 million in 2001. This increase resulted principally from the further penetration of the potential customer base across our national platform, as well as the successful cross selling of products into our existing customer base. Revenue from Comps, acquired in February of 2000, grew from $15.5 million in 2000 to $19.7 million in 2001. Increases in revenue achieved in all major service areas were partially offset by a reduction in CoStar Marketplace electronic advertising revenue, which declined from $1.9 million in 2000 to $1.3 million in 2001.

         Gross Margin. Gross margin increased from $28.3 million in 2000 to $42.2 million in 2001. Goss margin as a percentage of revenues increased from 48% to 58%. The increase in gross margin and gross margin percentage resulted from revenue growth combined with the impact of a relatively fixed cost structure for research. As a result of the fixed cost structure, cost of revenues was relatively unchanged from 2000 to 2001. Purchase price amortization included in cost of revenues increased from $4.8 million in 2000 to $5.4 million in 2001.

         Selling and Marketing Expenses. Selling and marketing expenses decreased from $37.6 million in 2000 to $23.5 million in 2001 and decreased as a percentage of revenues from 64% in 2000 to 32% in 2001. Selling and marketing expenses decreased during 2001 as a result of a substantial reduction in advertising and marketing activities, as well as a reduction in operating costs associated with the sales organization, including communications, travel, and recruiting and decreased personnel costs, particularly in the area of electronic advertising.

         Software Development Expenses. Software development expenses increased from $3.9 million in 2000 to $5.1 million in 2001 and remained constant as a percentage of revenues at 7% in 2000 and 2001. The increase in software development expenses reflects development costs for the increased number of products we now support including CoStar COMPS, CoStar Exchange and CoStar Connect, and the increase in support of internal systems to manage the Company’s growth.

         General and Administrative Expenses. General and administrative expenses increased slightly from $27.1 million in 2000 to $28.4 million in 2001 but decreased as a percentage of revenues from 46% in 2000 to 39% in 2001. The increase in the amount of general and administrative expenses is primarily due to increased operational expenses associated with the Company’s expanded operations, including office rent expense and increased depreciation of property and equipment, offset partially by a decrease in outside services expenses.

         Purchase Amortization. Purchase amortization decreased from $8.9 million in 2000 to $7.8 million in 2001. This reduction resulted from a decrease in amortization of certain intangible assets, arising as part of the Comps acquisition.

         Acquired In-Process Development. Acquired in-process development costs of $5.8 million in 2000 consist of in-process development costs written off as part of the Comps acquisition.

         Other Income, Net. Interest and other income decreased from $3.3 million in 2000 to $1.6 million in 2001. This decrease was primarily a result of lower total cash, cash equivalents and short-term investment balances and lower interest rates during the year.

         Income Tax Benefit. Income tax benefit decreased from $2.0 million in 2000 to $987,000 in 2001. This decrease was a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangible assets acquired through acquisitions.

Comparison of Year Ended December 31, 2000 and Year Ended December 31, 1999

         Revenues. Revenues grew 93% from $30.2 million in 1999 to $58.5 million in 2000. This increase resulted principally from growth in our client base for the regions we served, expansion of our services in existing regions and the acquisition of Comps. Comps contributed $15.5 million to revenues for 2000. Comps revenue grew approximately 30% after the acquisition in February of 2000.

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

         Selling and Marketing Expenses. Selling and marketing expenses increased from $18.0 million in 1999 to $37.6 million in 2000 and increased as a percentage of revenues from 59% in 1999 to 64% in 2000. Selling and marketing expenses increased as a result of continued expansion of the sales organization and marketing efforts required for growth, particularly in emerging and acquired regions. In addition, these expenses increased as a result of the non-recurring marketing costs surrounding the launch of CoStar Exchange, which began to decline after the second quarter of 2000, and ended during the fourth quarter of 2000.

         Software Development Expenses. Software development expenses increased from $1.1 million in 1999 to $3.9 million in 2000 and increased as a percentage of revenues from 4% in 1999 to 7% in 2000. The increase in software development expenses reflects development costs for the increased number of products supported, including CoStar COMPS and CoStar Exchange.

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

         Income Tax Benefit. An income tax benefit of $2.0 million in 2000 is a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangible assets acquired through recent acquisitions.

Consolidated Quarterly Results of Operations

         The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods:

	2000				2001

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(In Thousands)
Revenues	$11,372	$14,572	$15,717	$16,841	$17,354	$18,073	$18,447	$18,639

Cost of revenues	5,977	7,730	8,356	8,139	7,990	7,516	7,532	7,278

Gross margin	5,395	6,842	7,361	8,702	9,364	10,557	10,915	11,361

Operating expenses	22,090	21,571	20,261	19,413	17,629	16,867	15,728	14,699

Loss from operations	(16,695)	(14,729)	(12,900)	(10,711)	(8,265)	(6,310)	(4,813)	(3,338)

Other income (expense), net	1,026	751	807	751	575	374	348	281

Income tax benefit	565	845	523	112	41	41	452	453

Net loss	$(15,104)	$(13,133)	$(11,570)	$(9,848)	$(7,649)	$(5,895)	$(4,013)	$(2,604)

Net loss per share – basic and diluted	$(1.06)	$(0.85)	$(0.75)	$(0.64)	$(0.49)	$(0.38)	$(0.26)	$(0.17)

	2000				2001

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(As a Percentage of Total Revenue)
Revenues	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenues	53	53	53	48	46	42	41	39

Gross margin	47	47	47	52	54	58	59	61

Operating expenses	194	148	129	115	102	93	85	79

Loss from operations	(147)	(101)	(82)	(64)	(48)	(35)	(26)	(18)

Other income (expense), net	9	5	5	4	3	2	2	2

Income tax benefit	5	6	3	1	0	0	2	2

Net loss	(133)%	(90)%	(74)%	(58)%	(44)%	(33)%	(22)%	(14)%

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

         Comps. On February 10, 2000, we acquired all of the outstanding capital stock of Comps, a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company’s common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired database technology and other intangibles, which are being amortized over a period of 2 to 10 years. In connection with the purchase of Comps, $5,812,000 of the purchase price was allocated to purchased in-process development, and expensed upon acquisition because the technological feasibility of products under development had not been established and no future alternative use existed. The acquired in-process development was analyzed through an independent third-party valuation using the expected cash flow approach.

         Comps reported a cash and short-term investment balance of approximately $49.5 million at September 30, 1999, which resulted from its initial public offering in May, 1999. Comps also reported long-term debt of approximately $3.8 million at September 30, 1999. Although Comps was experiencing operating losses and negative cash flow from operations, the remaining cash and short-term investments at the closing date significantly offset the overall cash consideration for the purchase of Comps by CoStar. The cash portion of the purchase price was obtained by CoStar from the proceeds from the sale of its common stock in a follow-on public offering in May, 1999. During 2000, we made significant investments to integrate Comps into our organization, including costs to:

•	upgrade computer systems;
•	establish network connections;
•	convert database structures;
•	train personnel; and
•	migrate Comps clients to our services.

         Since the fourth quarter of 2000, Comps has experienced positive cash flow. CoStar will continue to incur significant charges to operations as a result of the amortization of intangible assets resulting from the acquisition.

         First Image Technologies. On November 9, 2000, CoStar completed the acquisition of First Image Technologies, Inc. The primary asset of First Image is the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. We acquired all of the outstanding capital stock of First Image Technologies, Inc. for approximately $665,000 in cash and 9,424 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provides for $950,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the sole stockholder of First Image eighteen months after the original closing date.

Liquidity and Capital Resources

         Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our cash and cash equivalents balance was $30.7 million and $43.9 million, and our short term investments balance was $11.3 million and $3.2 million at December 31, 2001 and 2000, respectively. Total cash, cash equivalents, and short-term investments were $42 million at December 31, 2001, a decrease of $5.1 million from $47.1 million at December 31, 2000. The decrease in cash, cash equivalents and short-term investments was due principally to cash used in operating activities and $2.1 million in purchases of property and equipment. During the year ended December 31, 2001, we financed our operations and growth through cash flow from certain regions of our national platform that were profitable and from the proceeds of the follow-on offering. Net cash used in operating activities for the year ended December 31, 2001 was $4.5 million compared to net cash used in operating activities of $26.8 million for the year ended December 31, 2000. This substantial reduction in net cash used in operating activities was the result of revenue growth, growth in profit margins, and reductions in operating expenses.

         Net cash used in investing activities was $10.3 million for the year ended December 31, 2001 compared to net cash used in investing activities of $2.7 million for the year ended December 31, 2000. This increase in net cash used in investing activities during 2001 was due to an increase in purchases of short-term investments, which was offset by decreased levels of spending on capitalized product development costs, purchased building photography and purchased property and equipment, consisting principally of leasehold improvements, computers and office equipment. We have entered into numerous operating leases for office space throughout the country, including CoStar’s headquarters, and have commitments of approximately $4.3 million in rent payments for 2002. We currently have no material commitments for capital expenditures.

         To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, or other means of funding to make these acquisitions.

         During the year ended December 31, 2001, we experienced significant losses and negative operating cash flow. In 2002, as the Company continues to emerge from a period of rapid product and geographical expansion, we expect continued sequential quarterly growth in revenue and a relatively fixed overall operating cost structure. As a result, we expect reductions in the level of overall operating losses in 2002 as compared to 2001 and positive operating cash flow during 2002.

         Based on current plans, we believe that our available cash combined with positive cash flow from our operations should be sufficient to fund the Company during the next year.

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

Cautionary Statement Concerning Forward-Looking Statements

         We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning the financial outlook for 2002 and estimates for the future, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, earnings per share, capital and other expenditures, operating losses, financing plans, cash flow, capital structure, pending legal proceedings and claims, future economic performance, operating income, management’s plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include “Business,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

         Our forward-looking statements are also identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: competition; technological innovation by competitors; general economic conditions; events that affect commercial real estate; customer retention; business combinations and strategic alliances by other industry participants; managerial execution; development of our sales force; growth in commerce conducted over the Internet; changes in relationships with real estate brokers and other strategic partners; and legal and regulatory issues.

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

         We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, generally range from terms of one to three years. Our clients may decide not to renew or to cancel their agreements as a result of several factors, including: a decision that they have no need for our products; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues will be adversely affected.

         Our operating costs may be higher than we expect. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. Therefore, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs, and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

         Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for Web-based services and businesses are low, making it possible for the number of competitors to proliferate rapidly. Many of our existing competitors, or a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, lower prices, easier access to data, greater user traffic and greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

         If we are unable to hire, retain and continue to develop our sales force, it could have a material adverse effect on our business. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of products; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, it could have a material adverse effect on our revenues and expenses.

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

         General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative trends in any of these general economic conditions could adversely affect our business. For example, a recent downturn in the telecommunications industry has forced many of our telecom company clients to discontinue or curtail their operations, which has resulted in an increased number of cancellations of our services. If other clients choose to cancel our services as a result of economic conditions, and we do not acquire new clients, our financial position could be adversely affected.

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

         We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money. In addition, if any intellectual property claims are adversely determined, this could result in a material adverse result on our financial position and our business.

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

         Problems with our software could impair the use of our services. The software underlying our services is complex and may contain undetected errors. We have previously discovered errors in our proprietary software. Despite testing, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

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

         If we are unable to provide our clients with training and customer support, our business could be harmed. It is important that our clients find our products easy to use. To meet these needs, we provide client training and have developed a client support network that seeks to respond to client inquiries as soon as possible. If we do not maintain adequate training and support levels, we could experience reduced demand for our services.

         If there is a reduction in our supply of data from public record providers, our business could be harmed. We license a small portion of our data from public records providers and other data providers to enhance our products and services. If we are unable to enter into licensing agreements with these entities, or if this data becomes unavailable for any reason, we could experience increased costs and our financial position could be adversely affected.

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

         If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in certain of our regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

         We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2001.

Item 8 Financial Statements and Supplementary Data

         Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

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

Item 13 Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2)	All schedules are omitted because they are not applicable or not required or because the required information is incorporated here by reference or included in the financial statements or related notes included elsewhere in this report.

(a)(3)	The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

(b)	We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 27th day of March, 2002.

COSTAR GROUP, INC.

By:	/s/ Andrew C. Florance Chief Executive Officer and President

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	March 27, 2002

/s/ Andrew C. Florance	Chief Executive Officer and President, and a Director (Principal Executive Officer)	March 27, 2002

/s/ Frank A. Carchedi	Chief Financial Officer (Chief Financial and Accounting Officer)	March 27, 2002

/s/ David Bonderman	Director	March 27, 2002

/s/ Warren H. Haber	Director	March 27, 2002

/s/ Josiah O. Low, III	Director	March 27, 2002

/s/ John Simon	Director	March 27, 2002

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among CoStar Group, Inc., COMPS.COM, Inc., and AcqSub, Inc., dated as of November 3, 1999 (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 0-24531) filed with the Commission on November 17, 1999).

2.2	Side Letter, dated February 10, 2000, by and between CoStar Group, Inc. and Christopher Crane (Incorporated by reference to Exhibit 2.2 to the Registrant’s Report on Form 10-Q dated March 31, 2000).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).

3.3	Amended and Rested By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated June 30, 2001).

*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).

*10.4	Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).

*10.5	Employment Agreement for Larry Dressel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated September 30, 2000).

*10.6	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).

10.7	Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the 1998 Form S-1).

Exhibit No.	Description

10.8	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 1999).

10.9	Office Building Lease, dated January 31, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14 to the Registration Statement of Comps on Form S-1 (Reg. No. 333-72901) filed with the Commission on April 5, 1999 (the “Comps Form S-1”)).

10.10	First Amendment to Lease, dated March 22, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14.1 to the Comps Form S-1).

10.11	Sublease Agreement, dated June 28, 1999, between Comps, Inc. and Pulse Engineering, Inc. (Incorporated by reference to Exhibit 10.11 to the 1999 10-K).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Auditors (filed herewith).

24.1	Powers of Attorney (Included in the Signature Pages to the Report).

*	Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia
February 11, 2002

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Revenues	$30,234,213	$58,502,302	$72,512,952

Cost of revenues	13,243,813	30,202,464	30,316,161

Gross margin	16,990,400	28,299,838	42,196,791

Operating expenses:

Selling and marketing	17,964,829	37,644,107	23,502,106

Software development	1,108,197	3,864,380	5,136,734

General and administrative	11,054,402	27,085,784	28,438,501

Purchase amortization	2,245,835	8,928,298	7,845,818

Acquired in-process development	—	5,812,000	—

	32,373,263	83,334,569	64,923,159

Loss from operations	(15,382,863)	(55,034,731)	(22,726,368)

Other income (expense):

Loss on disposal of assets	—	(180,721)	(21,942)

Interest expense	—	(295,880)	(18,122)

Interest income	3,106,190	3,866,133	1,692,404

Other expense	—	(54,764)	(74,563)

Loss before income taxes	(12,276,673)	(51,699,963)	(21,148,591)

Income tax benefit	—	2,045,014	987,262

Net loss	$(12,276,673)	$(49,654,949)	$(20,161,329)

Net loss per share — basic and diluted	$(1.05)	$(3.28)	$(1.29)

Weighted average outstanding shares	11,726,589	15,136,976	15,635,931

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$43,925,195	$30,746,087

Short-term investments	3,176,047	11,256,115

Accounts receivable, less allowance for doubtful accounts of approximately $2,890,000 and $2,483,000 as of December 31, 2000 and 2001	6,148,399	5,982,896

Prepaid expenses and other current assets	861,613	956,709

Total current assets	54,111,254	48,941,807

Property and equipment:

Leasehold improvements	2,074,122	2,487,531

Furniture, office equipment and research vehicles	7,054,810	7,288,998

Computer hardware and software	12,038,698	13,489,455

	21,167,630	23,265,984

Accumulated depreciation	(6,474,886)	(11,390,271)

	14,692,744	11,875,713

Goodwill, intangibles and other assets, net	76,658,067	62,471,547

Deposits	408,561	356,914

Total assets	$145,870,626	$123,645,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,417,199	$1,216,823

Accrued wages and commissions	5,093,220	4,985,866

Accrued expenses	7,049,886	4,891,786

Deferred revenue	4,949,289	4,532,285

Total current liabilities	18,509,594	15,626,760

Deferred taxes	987,262	—

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized, none outstanding	—	—

Common stock, $.01 par value; 30,000,000 shares authorized; 15,545,139 and 15,717,883 issued and outstanding as of December 31, 2000 and 2001	155,451	157,178

Additional paid-in capital	202,761,692	204,566,745

Retained deficit	(76,543,373)	(96,704,702)

Total stockholders’ equity	126,373,770	108,019,221

Total liabilities and stockholders’ equity	$145,870,626	$123,645,981

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at December 31, 1998	8,771,027	87,710	37,727,345	(14,611,751)	23,203,304

Exercise of stock options	121,907	1,219	927,447	—	928,666

Stock issued for follow-on public offering	3,019,495	30,195	97,381,198	—	97,411,393

Stock issued for acquisitions	1,046,516	10,466	10,325,271	—	10,335,737

Stock issued for compensation	8,330	83	74,887	—	74,970

Reduction of note receivable from stockholder	—	—	19,406	—	19,406

Net loss	—	—	—	(12,276,673)	(12,276,673)

Balance at December 31, 1999	12,967,275	129,673	146,455,554	(26,888,424)	119,696,803

Exercise of stock options	269,776	2,698	2,099,285	—	2,101,983

Stock issued for acquisitions	2,272,794	22,728	54,207,205	—	54,229,933

Warrants	35,294	352	(352)	—	—

Net loss	—	—	—	(49,654,949)	(49,654,949)

Balance at December 31, 2000	15,545,139	$155,451	$202,761,692	$(76,543,373)	$126,373,770

Exercise of stock options	167,739	1,677	1,715,253	—	1,716,930

Restricted stock grants issued	5,005	50	89,800	—	89,850

Net loss	—	—	—	(20,161,329)	(20,161,329)

Balance at December 31, 2001	15,717,883	$157,178	$204,566,745	$(96,704,702)	$108,019,221

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Operating activities:

Net loss	$(12,276,673)	$(49,654,949)	$(20,161,329)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,148,531	4,261,468	4,915,385

Amortization	3,705,238	14,547,368	14,334,482

Acquired in-process development	—	5,812,000	—

Loss on disposal of assets	—	180,721	21,942

Income tax benefit	—	(2,045,014)	(987,262)

Provision for losses on accounts receivable	974,578	2,312,089	2,453,046

Non-cash compensation charges	19,406	—	—

Changes in operating assets and liabilities:

Accounts receivable	(2,494,232)	(1,329,576)	(2,287,543)

Prepaid expenses and other current assets	(2,057,418)	3,081,479	(95,096)

Deposits	(230,493)	1,188,088	141,497

Accounts payable and accrued expenses	3,773,811	(1,661,917)	(2,465,830)

Deferred revenue	(39,410)	(3,538,022)	(417,004)

Net cash used in operating activities	(7,476,662)	(26,846,265)	(4,547,712)

Investing activities:

Purchases and sales of short term investments	(18,222,318)	15,046,271	(8,080,068)

Purchases of property and equipment	(4,520,375)	(11,493,570)	(2,098,354)

Other assets	(2,198,832)	(3,133,033)	(169,904)

Acquisitions, net of acquired cash	(9,736,950)	(3,071,000)	—

Net cash used in investing activities	(34,678,475)	(2,651,332)	(10,348,326)

Financing activities:

Payment of long-term liability	—	(4,531,000)	—

Net proceeds from public offerings	97,411,393	—	—

Net proceeds from exercise of stock options	928,666	2,101,983	1,716,930

Net cash provided by (used in) investing activities	98,340,059	(2,429,017)	1,716,930

Net increase (decrease) in cash and cash equivalents	56,184,922	(31,926,614)	(13,179,108)

Cash and cash equivalents at beginning of year	19,666,887	75,851,809	43,925,195

Cash and cash equivalents at end of year	$75,851,809	$43,925,195	$30,746,087

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of the Company include the accounts of LeaseTrend, Inc. (“LeaseTrend”) acquired on January 8, 1999, Jamison Research, Inc. (“Jamison”) acquired on January 22, 1999, ARES Development Group, LLC (“ARES”) acquired on September 15, 1999, COMPS.COM, Inc. (“Comps”) acquired on February 10, 2000 and First Image Technologies, Inc. (“First Image”) acquired and merged into Comps on November 9, 2000. LeaseTrend and Jamison were merged into CoStar on December 31, 1999 and ARES was merged into CoStar on December 31, 2000. Comps was merged into CoStar on December 31, 2001.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

REVENUE RECOGNITION

         Revenue from the sale of licenses is recognized on a straight-line basis over the term of the license, which is typically from one to three years. Deferred revenue results from advance cash receipts from the sales of licenses and is recognized over the term of the licenses.

SIGNIFICANT CUSTOMERS

         No single customer accounted for more than 5% of our revenues as of December 31, 2001. The Company operates solely within one business segment.

COMPREHENSIVE INCOME (LOSS)

         For the years ended December 31, 1999, 2000 and 2001, the Company’s net income (loss) reflects comprehensive income (loss) and accordingly, no additional disclosure is presented.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense was $1,332,000, $4,028,000, and $268,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

INCOME TAXES

         The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“FAS 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings or implementation of tax planning strategies.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) using the intrinsic value method. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has made pro forma disclosures required by FAS 123 for all options granted.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities, substantially all of which are held with two institutions. At December 31, 2001 cash of $956,000 was held in accounts to support letters of credit.

SHORT-TERM INVESTMENTS

         The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. Such securities are held at the lower of cost or market, based on quoted market rates. The Company acquires short-term highly liquid investments from government agencies or corporate obligations with high-quality credit ratings. The weighted average maturities of short-term investments are less than one year. Due to the nature of these short-term investments, cost approximated fair market value at December 31, 2000 and 2001.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

         The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The risk of nonpayment of the Company’s accounts receivable is mitigated by the large size and widespread nature of the Company’s customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates their net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximates fair value.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life

Furniture and office equipment	Seven years

Research vehicles	Three years

Computer hardware and software	Two to five years

CAPITALIZED PRODUCT DEVELOPMENT COSTS

         Initial costs to develop and produce the Company’s database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the products are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization is approximately $219,000, $318,000 and $239,000 of expense related to the capitalized product development costs for the years ended December 31, 1999, 2000 and 2001, respectively.

GOODWILL, INTANGIBLES AND OTHER ASSETS

         Goodwill and other intangibles represent the unamortized excess of the cost of acquiring companies over the fair value of such companies’ net tangible assets at the dates of acquisition. Goodwill, acquired technology, and customer base, which are related to the Company’s acquisitions as described in Note 3, are being amortized on a straight-line basis over periods ranging from two to ten years. The cost of photography is amortized on a straight-line basis over five years.

LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”, management periodically reviews, if impairment indicators exist, the carrying value and lives of long-lived assets. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. In addition, the Company evaluates the recoverability of enterprise goodwill by assessing whether the book value can be recovered through expected and undiscounted cash flows. No impairment losses have been recorded during the periods presented.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NET LOSS PER SHARE

         Basic loss per share is based on the weighted average shares outstanding during the period. The calculation of diluted loss per share reflects the dilutive effects of outstanding stock and other dilutive common stock equivalents if any. Diluted loss per share is equal to the basic loss per share as the effect on the calculation of basic loss per share assuming the exercise of common stock equivalents is anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.7 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. The Company does not expect that these tests will have any effect on our earnings and financial position during 2002. Any charges taken upon adoption of this statement would be treated as a cumulative effect change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company does not expect the requirements of SFAS No. 144 to have an impact on the Company’s financial statements during fiscal year 2002.

3. ACQUISITIONS

         On January 8, 1999, the Company acquired all of the outstanding capital stock of LeaseTrend, Inc., a Cincinnati based provider of commercial real estate information, for $4,500,000 in cash and 566,671 shares of the Company’s common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $9,200,000 including acquisition expenses.

         On January 22, 1999, the Company acquired all of the outstanding capital stock of Jamison Research, Inc., an Atlanta based provider of commercial real estate information, for $5,284,000 in cash and 446,637 shares of the Company’s common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $10,300,000 including acquisition expenses.

         On September 15, 1999, the Company acquired all of the membership interests of ARES Development Group, LLC, Los Angeles based developers and distributors of ARES for ACT!, for $250,000 in cash and 33,208 shares of the Company’s common stock. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $1,265,000 including acquisition expenses. In addition, the acquisition agreement provided for $1,000,000 of additional consideration (in a combination of cash and stock) to be paid by the Company upon the achievement of certain operating goals by the members of ARES. In February 2000, the Company issued 2,140 shares of its common stock and paid $437,500 in cash to the members of ARES upon the achievement of the first operating goal by the members of ARES. In October 2000, the Company issued an additional 2,196 shares of its common stock and paid an additional $437,500 in cash to members of ARES upon the achievement of the second (and final) of the operating goals by members of ARES.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ACQUISITIONS (CONTINUED)

         On February 10, 2000, the Company acquired all of the outstanding capital stock of COMPS.COM, Inc., a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company’s common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, acquired technology and other intangibles, which is being amortized over a period of 2 to 10 years.

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

         The Company’s unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1999 and 2000, assuming the acquisition of Comps and First Image had been consummated as of January 1 of each period, is summarized as follows:

	For the Year
	Ended December 31,

	1999	2000

Revenues	$30,989,000	$60,632,000

Net loss	$(12,694,000)	$(55,458,000)

Weighted average shares	11,787,000	15,398,089

Net loss per share — basic and diluted	$(1.08)	$(3.60)

4. GOODWILL, INTANGIBLES AND OTHER ASSETS

         Goodwill, intangibles and other assets consists of the following:

	December 31,	December 31,
	2000	2001

Capitalized product development costs	$1,801,146	$1,795,255

Accumulated amortization	(934,767)	(1,173,107)

	866,379	622,148

Building photography	4,466,974	4,642,883

Acquired database technology	17,649,324	17,949,324

Customer base	31,645,487	31,945,487

Tradename	4,198,000	4,198,000

Goodwill	37,567,915	36,967,801

Accumulated amortization	(19,736,012)	(33,854,096)

	75,791,688	61,849,399

Goodwill, intangibles and other assets	$76,658,067	$62,471,547

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. RELATED PARTY TRANSACTIONS

         During 1997, the general partner of Realty Information Group, L. P. (“RIGLP”), a predecessor company to CoStar Group, Inc., obtained a commitment from a partner for an additional $1,000,000 of subordinated, unsecured credit, bearing interest at the prime interest rate plus 1%. In connection with the commitment, the individual contributing partner received warrants for the purchase of 45,450 shares of Common Stock. The warrants had a two-year term beyond the Company’s initial public offering and provided for the purchase of an equivalent number of shares at a price of 10% less than the price of the stock sold in the initial public offering ($9.00 per share). During February 2000, the partner exercised warrants for the purchase of 45,450 shares by a net exercise and received 35,294 shares.

6. INCOME TAXES

         Through June 30, 1998 the Company operated as a partnership for federal income tax purposes. The Company paid no income taxes in 1999, 2000 or 2001.

	DECEMBER 31,	DECEMBER 31,
	2000	2001

Deferred tax assets:

Reserve for bad debts	$1,116,139	$958,860

Accrued compensation	736,056	1,540,641

Net operating losses	32,483,747	28,999,888

Other liabilities	3,553,488	2,310,928

Total deferred tax assets	37,889,430	33,810,317

Deferred tax liabilities:

Depreciation	(756,039)	(772,400)

Product development costs	(334,596)	(240,274)

Identified intangibles associated with purchase accounting	(18,092,461)	(12,224,456)

Total deferred tax liabilities	(19,183,096)	(13,237,130)

Net deferred tax asset	18,706,334	20,573,187

Valuation allowance	(19,693,596)	(20,573,187)

Net deferred taxes	$(987,262)	$0

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. INCOME TAXES (CONTINUED)

         A valuation allowance has been established against the related net deferred tax assets due to the uncertainty of realization. The Company’s change in valuation allowance was approximately $13,323,000 and $880,000 during the years ended December 31, 2000 and 2001, respectively. The valuation allowance and net operating losses at December 31, 2001 have been reduced to reflect return to accrual adjustments.

         The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	1999	2000	2001

Expected federal income tax provision (benefit) at 34%	$(4,174,000)	$(17,577,988)	$(7,190,521)

State income taxes, net of federal benefit	(567,200)	(2,388,538)	(951,283)

Increase in valuation allowance	5,277,100	19,405,316	6,964,808

Expenses not deductible for tax purposes	(535,900)	(1,483,804)	189,734

Deferred income tax benefit	$—	$(2,045,014)	$(987,262)

         At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $75,090,337, which expire, if unused, from the year 2010 through the year 2021. The tax benefit of approximately $10.7 million of net operating losses related to stock options will be credited to equity when the benefit of these losses is realized through utilization of the net operating loss carryforwards. Additionally, during 2000, the Company acquired a company that had net operating losses of approximately $19,359,000, which expire, if unused, through the year 2019. The use of these acquired net operating losses is subject to limitation imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses.

         During 1999 and 2000, the Company made acquisitions, which were reported using the purchase method of accounting. These acquisitions included identified intangible assets, which in accordance with FAS 109, required deferred taxes and related goodwill to be recorded. Additionally, net operating losses from the acquired companies and the net operating losses from CoStar prior to the acquisition, totaling approximately $39,600,000, were valued in connection with the acquisition. The reversal of these deferred taxes in future periods may result in additions to the valuation allowance and the recording of additional tax expense in accordance with the provisions of SFAS 109, requiring evaluation regarding future realization.

7. COMMITMENTS

         The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $2,440,000, $5,595,000 and $5,346,000, respectively.

         Future minimum lease payments as of December 31, 2001 are as follows:

2002	$4,277,000

2003	3,383,000

2004	3,115,000

2005	2,887,000

2006 and thereafter	11,081,000

$24,743,000

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. SALES OF COMMON STOCK

         On July 1, 1998, the Company completed an initial public offering (“IPO”) of 2,875,000 shares of common stock (including the over-allotment option) for $9.00 per share. Total proceeds of the IPO were $22,737,000, after deducting underwriting discounts and commissions of $1,811,000 and offering expenses of $1,326,000. On May 10, 1999, the Company completed a Follow-On Public Offering of 3,019,495 shares of common stock (including the over-allotment option) for $34.50 per share. Total proceeds of the Follow-On Public Offering were $97,411,000, after deducting underwriting discounts and commissions and offering expenses of $1,024,000.

9. NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:

	YEARS ENDED DECEMBER 31,

	1999	2000	2001

Numerator:

Net loss	$(12,276,673)	$(49,654,949)	$(20,161,329)

Denominator:

Denominator for basic earnings per share — weighted-average shares	11,726,589	15,136,976	15,635,931

Effect of dilutive securities:

Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares	11,726,589	15,136,976	15,635,931

Basic and diluted net loss per share	$(1.05)	$(3.28)	$(1.29)

         The weighted average number of shares does not include stock options and warrants outstanding of 1,352,142, 1,716,957 and 1,839,719 as of December 1999, 2000 and 2001, respectively, as their effect would be anti-dilutive for the periods presented.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. EMPLOYEE BENEFIT PLANS

Option Plan

         In March 1996 RIGLP adopted the 1996 Option and Purchase Plan (the “1996 Plan”), under which 606,000 shares of Common Stock were reserved for issuance upon the exercise of options granted to officers, executive personnel, directors and key employees. Certain options previously granted were included in the 1996 Plan. In connection with the IPO, all of the options granted under the 1996 Plan were replaced with options under the 1998 Plan (as defined below).

         In June 1998 the Company’s Board of Directors adopted the Stock Incentive Plan (the “1998 Plan”) prior to consummation of the IPO. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for a stock option may not be less than the fair market value of the Company’s Common Stock on the date of grant. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008.

         Option activity was as follows:

			WEIGHTED
	NUMBER OF	PRICE PER	AVERAGE
	SHARES	SHARE	EXERCISE PRICE

Outstanding at December 31, 1998	877,494		$6.77

Granted	635,945	$9.00-$48.00	$27.17

Exercised	(121,907)	$5.63-$34.95	$7.62

Canceled or expired	(39,390)	$4.07-$48.00	$18.25

Outstanding at December 31, 1999	1,352,142		$15.95

Granted	840,950	$20.13-$52.13	$28.43

Exercised	(269,776)	$3.45-$30.00	$8.26

Canceled or expired	(206,359)	$5.63-$49.50	$26.15

Outstanding at December 31, 2000	1,716,957		$22.05

Granted	544,550	$15.06-$29.69	$20.88

Exercised	(167,739)	$3.45-$24.88	$10.24

Canceled or expired	(254,049)	$7.44-$44.75	$26.16

Outstanding at December 31, 2001	1,839,719		$22.20

Exercisable at December 31, 2001	847,686		$19.44

Exercisable at December 31, 2000	686,887		$14.59

Exercisable at December 31, 1999	531,530		$8.89

         The Company follows the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense related to the Plan been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS No. 123, Company’s pro forma net loss and net loss per share would have been approximately $16,824,000, $57,597,000 and $27,920,000, and $1.43, $3.81 and $1.79 for the years ended December 31, 1999, 2000 and 2001, respectively. Such pro forma results are not representative of the effects on operations for future years.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

         The weighted average fair value of options granted during 1999 was $19.60 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 90%, risk-free interest rate of 5.0%, and expected life of five years. The weighted average fair value of options granted during 2000 was $20.44 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 87%, risk-free interest rate of 6.3%, and expected life of five years. The weighted average fair value of options granted during 2001 was $20.88 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk-free interest rate of 5.5%, and expected life of five years.

         The following table summarizes information regarding options outstanding at December 31, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED-
		AVERAGE
		REMAINING	WEIGHTED-		WEIGHTED-
	NUMBER OF	CONTRACTUAL LIFE	AVERAGE	NUMBER OF	AVERAGE
EXERCISE PRICE	SHARES	(IN YEARS)	EXERCISE PRICE	SHARES	EXERCISE PRICE

$ 3.45 - $ 9.00	360,712	6.3	6.28	360,712	6.28

$12.63 - $17.97	90,768	9.1	16.82	7,367	15.70

$18.06 - $18.06	227,500	9.3	18.06	0	0

$18.31 - $23.06	211,133	8.4	21.57	70,935	21.71

$23.25 - $26.88	234,240	8.4	25.01	56,126	24.78

$27.00 - $30.00	369,250	8.0	29.11	230,080	29.83

$30.75 - $33.13	229,916	8.3	31.86	63,597	31.73

$34.25 - $46.81	114,209	7.9	38.09	58,286	38.65

$52.13 - $52.13	2,000	8.2	52.13	583	52.13

	1,839,719	8.0	22.20	847,686	19.44

         On September 28, 2001, the Company granted a total of 5,000 shares of restricted stock to the non-employee directors of the Company. The stock grants vest over a four-year period with 25% of the stock vesting on each anniversary of the grant date. The Company recorded $89,800 in deferred compensation expense. The deferred compensation is calculated at the fair value on the grant date and is being amortized over the vesting period of the restricted stock.

Employee 401(k) Plan

         The Company maintains a defined contribution retirement plan for all eligible employees. Effective January 1, 1997, the Company established a 401(k) Plan (the “401(k)”) to provide retirement benefits for eligible employees. The 401(k) provides for tax deferred contributions of between l% and 15% of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 1999, 2000 and 2001 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 1999, 2000, and 2001 were approximately $364,000, $698,000 and $1,209,000, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts do not equal the annual amounts presented in the audited financial statements because of the changes in the weighted average number of shares outstanding during the year.

	2000				2001

	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	JUNE 30	SEPT. 30	DEC. 31

	(IN THOUSANDS)
Revenues	$11,372	$14,572	$15,717	$16,841	$17,354	$18,073	$18,447	$18,639

Cost of revenues	5,977	7,730	8,356	8,139	7,990	7,516	7,532	7,278

Gross margin	5,395	6,842	7,361	8,702	9,364	10,557	10,915	11,361

Operating expenses	22,090	21,571	20,261	19,413	17,629	16,867	15,728	14,699

Loss from operations	(16,695)	(14,729)	(12,900)	(10,711)	(8,265)	(6,310)	(4,813)	(3,338)

Other income (expense), net	1,026	751	807	751	575	374	348	281

Income tax benefit	565	845	523	112	41	41	452	453

Net loss	$(15,104)	$(13,133)	$(11,570)	$(9,848)	$(7,649)	$(5,895)	$(4,013)	$(2,604)

Net loss per share – basic and diluted	$(1.06)	$(0.85)	$(0.75)	$(0.64)	$(0.49)	$(0.38)	$(0.26)	$(0.17)