Form 10-Q
period 2002-03-31
COSTAR GROUP INC
filed 2002-05-13
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] — No [  ]

As of May 07, 2002, there were 15,730,133 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Revenues	$19,061	$17,354
Cost of revenues	7,096	7,990

Gross margin	11,965	9,364
Operating expenses:
Selling and marketing	5,669	6,909
Software development	1,397	1,229
General and administrative	5,867	7,701
Purchase amortization	893	1,790

	13,826	17,629

Loss from operations	(1,861)	(8,265)
Other income, net	239	575

Net loss before income taxes	(1,622)	(7,690)
Income tax benefit	0	41

Net loss	$(1,622)	$(7,649)

Basic and diluted net loss per share	$(0.10)	$(0.49)

Weighted average common shares	15,720	15,575

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,154	$30,746
Short-term investments	10,489	11,256
Accounts receivable, less allowance for doubtful accounts of $2,199 and $2,483 as of March 31, 2002 and December 31, 2001	6,282	5,983
Prepaid expenses and other current assets	530	957

Total current assets	48,455	48,942
Property and equipment	23,711	23,266
Accumulated depreciation	(12,626)	(11,390)

	11,085	11,876
Goodwill, net	25,745	25,745
Intangible assets, net	34,595	36,726
Deposits	325	357

Total assets	$120,205	$123,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,884	$11,095
Deferred revenue	4,843	4,532

Total current liabilities	13,727	15,627
Stockholders’ equity	106,478	108,019

Total liabilities and stockholders’ equity	$120,205	$123,646

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Operating activities:
Net loss	$(1,622)	$(7,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,045	1,149
Amortization	2,153	3,424
Provision for losses on accounts receivable	567	512
Income tax benefit	—	(41)
Changes in operating assets and liabilities	(2,027)	(272)

Net cash provided by (used in) operating activities	116	(2,877)
Investing activities:
Net purchases of property and equipment	(535)	(848)
Goodwill, intangibles and other assets	(22)	(29)
Purchases and sales of short-term investments	768	(1,640)

Net cash provided by (used in) investing activities	211	(2,517)
Financing activities:
Net proceeds from exercise of stock options	81	352

Net cash provided by financing activities	81	352
Net increase (decrease) in cash and cash equivalents	408	(5,042)
Cash and cash equivalents at beginning of period	30,746	43,925

Cash and cash equivalents at end of period	$31,154	$38,883

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

2.     SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of LeaseTrend, Inc. (“LeaseTrend”) acquired on January 8, 1999, Jamison Research, Inc. (“Jamison”) acquired on January 22, 1999, ARES Development Group, LLC (“ARES”) acquired on September 15, 1999, COMPS.COM, Inc. (“Comps”) acquired on February 10, 2000 and First Image Technologies, Inc. (“First Image”) acquired and merged into Comps on November 9, 2000. LeaseTrend and Jamison were merged into CoStar Realty Information, Inc. (“CoStar Realty”) on December 31, 1999 and ARES was merged into CoStar Realty on December 31, 2000. Comps was merged into CoStar Realty on December 31, 2001.

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2002 and 2001, the Company’s financial position at March 31, 2002, and the cash flows for the three month periods ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001.

     The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of future financial results.

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

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the Company’s current presentation.

3.     GOODWILL

     Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Goodwill	36,968	36,968
Accumulated amortization	(11,223)	(11,223)

Goodwill	$25,745	$25,745

4.     INTANGIBLES ASSETS

     Intangibles assets consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Capitalized product development costs	$1,795	$1,795
Accumulated amortization	(1,265)	(1,173)

	530	622

Building photography	4,665	4,643
Acquired database technology	17,949	17,949
Customer base	31,945	31,945
Tradename	4,198	4,198
Accumulated amortization	(24,692)	(22,631)

	34,065	36,104

Intangible assets	$34,595	$36,726

5.     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.2 million for the year ending December 31, 2002.

     Under the new rules, the Company will be required to perform an initial impairment test (transitional test) of goodwill and indefinite lived intangible assets within six months of adoption and perform subsequent impairment tests at least annually. The Company expects to complete the transitional test by June 30, 2002 and currently does not anticipate any impairment loss as a result of completing the initial transitional test. If any impairment charge is taken, it will be recorded as a change in accounting principle (with respect to the transitional impairment test completed within six months of adoption) or as an operating expense in the period of impairment (with respect to the charge occurring subsequent to the transitional impairment test period).

     As required by the new rules, the results for the prior year’s quarter (the quarter ended March 31, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months
	Ended March 31,

	2002	2001

Reported net loss	$(1,622)	$(7,649)
Goodwill amortization, net of tax	—	808

Adjusted net loss	$(1,622)	$(6,841)

Basic and diluted net loss per share As reported	$(0.10)	$(0.49)
Goodwill amortization, net of tax	—	0.05

Adjusted basic and diluted net loss per share	$(0.10)	$(0.44)

Weighted average common shares	15,720	15,575

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes or consolidations in the commercial real estate industry, managerial execution, customer retention, development of our sales force, data quality, employee retention, and our ability to adapt to technological changes. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the heading “Risk Factors” and those included from time-to-time in our filings with the Securities and Exchange Commission. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included in this report.

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

     We completed our initial public offering in July, 1998, and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May, 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisition of COMPS.COM, Inc. (“Comps”) and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the United States and international markets, strategic acquisitions and working capital and general corporate purposes.

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

     Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 market areas from which we believe we can appropriately meet the needs of the commercial real estate community for comprehensive national building specific information. During 2001, we focused on continuing to grow revenue while controlling and reducing costs, in an effort to reduce operating losses, and ultimately, move our business to profitability. As a result, in the third and fourth quarters of 2001 and the first quarter of 2002, the Company generated positive earnings before interest, taxes, depreciation and amortization. We believe that the opportunity to continue to grow revenue from our existing national platform and services is significant and that a large component of the operating cost structure of the Company consists of fixed operating costs. Therefore, based on expected revenue growth and continued cost control, we believe that during 2002 we can reduce our overall operating losses as compared to 2001 and generate positive operating cash flows.

     We may develop and distribute new services and expand existing services across our current regions and we may experience continued geographic expansion in the United States and/or international markets. The incremental cost of introducing new services in the future may reduce the profitability of a region or cause it to incur losses. Therefore, while we expect current services offerings in existing regions to remain profitable and provide substantial funding for our business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

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

     Our contract renewal rate historically has exceeded 90% on an annual basis. However, during 2001 many telecommunications companies, which represented approximately 6% of our revenues at their peak, discontinued or curtailed their operations. This has resulted in an increased number of cancellations of our services by these telecommunications companies. Sales to telecommunications companies currently represent approximately 1% of our revenues. These cancellations, together with the impact of general economic conditions on our entire customer base, have resulted in renewal rates of approximately 85% over the past twelve months.

     Over 90% of our revenues arise from clients under subscription contracts. Our subscription clients pay contract fees on an annual, quarterly or monthly basis. We recognize this revenue over the life of the contract on a straight-line basis beginning with the installation or renewal date. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

     The Company has applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.2 million for the year ending December 31, 2002. Under the new rules, the Company will be required to perform an initial impairment test (transitional test) of goodwill and indefinite lived intangible assets within six months of adoption and perform subsequent impairment tests at least annually. The Company expects to complete the transitional test by June 30, 2002 and does not anticipate any impairment loss as a result of completing the initial transitional test. If any impairment charge is taken, it will be recorded as a change in accounting principle (with respect to the transitional impairment test completed within six months of adoption) or as an operating expense in the period of impairment (with respect to the charge occurring subsequent to the transitional impairment test period).

Three Months Ended March 31, 2001 Compared To
Three Months Ended March 31 2002

     Revenues. Revenues grew 9.8% from $17.4 million in the first quarter of 2001 to $19.1 million in the first quarter of 2002. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

     Gross Margin. Gross margin increased from $9.4 million in the first quarter of 2001 to $12.0 million in first quarter of 2002. Gross margin percentage also increased from 54.0% to 62.8%. The increase in gross margin amounts and percentages resulted from significant revenue growth combined with a decline in the cost of revenues due to decreases in postage and delivery, telecommunications and outside services expenses. Additionally, our cost of revenues for the three months ended March 31, 2002 includes purchase price amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions amounting to $954,000 compared to $1.3 million for the same period in 2001.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 17.4% from $6.9 million in the first quarter of 2001 to $5.7 million in the first quarter of 2002 and decreased as a percentage of revenues from 40% to 30%. Selling and marketing expenses decreased principally as a result of a reduction in marketing and advertising activities as well as a reduction in operating costs associated with the sales organization, including communications, travel and recruiting and decreased personnel costs, particularly in the area of electronic advertising.

     Software Development Expenses. Software development expenses increased from $1.2 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002 and remained constant as a percentage of revenues at 7%. The increase in software development expenses reflects development costs for the increased number of products we now support including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as the increase in support of internal systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses decreased from $7.7 million in the first quarter of 2001 to $5.9 million in the first quarter of 2002 and decreased as a percentage of revenues from 44% to 31%. General and administrative expenses decreased due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

     Purchase Amortization. Purchase amortization decreased from $1.8 million in the first quarter of 2001 to $893,000 in the first quarter of 2002. Purchase amortization decreased primarily due to the adoption of the Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. The Company estimates that the effect of the new rules was to decrease amortization expense related to goodwill by approximately $808,000 for the first quarter of 2002 as compared to the same period in 2001.

     Other Income, Net. Interest and other income decreased from $575,000 in the first quarter of 2001 to $239,000 in the first quarter of 2002. This decrease was primarily a result of lower average cash, cash equivalents and short-term investments balances from one period to another, and a decline in market interest rates for invested cash, cash equivalents and short-term investments.

     Income Tax Benefit. Income tax benefit decreased from $41,000 in the first quarter of 2001 to $0 in the first quarter of 2002 as a result of the previous recognition of net operating losses.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our cash and cash equivalents balance was $31.1 million and $30.7 million, and our short-term investments balance was $10.5 million and $11.3 million at March 31, 2002 and December 31, 2001, respectively. Total cash, cash equivalents and short-term investments were $41.6 million at March 31, 2002 a decrease of $408,000 from $42.0 million at December 31, 2001. This decrease was due principally to purchases of property and equipment totaling $535,000, partially offset by cash provided by operating and financing activities. Net cash provided by operating activities for the three month period ended March 31, 2002 was $116,000 compared to net cash used in operating activities of $2.9 million for the three month period ended March 31, 2001. This $3.0 million increase in net cash provided by operating activities was a result of revenue growth and a reduction in operating expenses, both of which contributed to a reduction of our net loss for the first three months of 2002 compared to the first three months of 2001.

     Net cash provided by investing activities amounted to $211,000 for the three months ended March 31, 2002 as compared to net cash used in investing activities of $2.5 million for the three months ended March 31, 2001. Net cash provided by investing activities increased by $2.7 million during the first three months of 2002 compared to the first three months of 2001 due to a decline in purchases of property and equipment, building photography and short-term investments.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have annual commitments for total rent payments ranging from $450,000 to $5,060,000 over the next ten years. We currently have no material commitments for capital expenditures.

     To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock and/or other means of funding to make these acquisitions.

     During the first three months of 2002, we experienced overall losses combined with positive cash flow from operating activities. For the remainder of 2002, as the Company continues to emerge from a period of rapid product and geographical expansion, we expect continued sequential quarterly growth in revenue, which we believe will generally exceed growth in our cost structure, a large component of which consists of fixed operating costs. As a result, we expect reductions in the level of overall operating losses in 2002 as compared to 2001 and continued positive operating cash flow during 2002.

     Based on current plans, we believe that our available cash combined with positive cash flow from our operations should be sufficient to fund our operations for the next 12 months.

     Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. In addition, we have recorded a valuation allowance for the portion of the deferred tax assets related to tax loss carryforwards.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.2 million for the year ending December 31, 2002. Under the new rules, the Company will be required to perform an initial impairment test (transitional test) of goodwill and indefinite lived intangible assets within six months of adoption and perform subsequent impairment tests at least annually. The Company expects to complete the transitional test by June 30, 2002 and does not anticipate any impairment loss as a result of completing the initial transitional test. If any impairment charge is taken, it will be recorded as a change in accounting principle (with respect to the transitional impairment test completed within six months of adoption) or as an operating expense in the period of impairment (with respect to the charge occurring subsequent to the transitional impairment test period).

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning our financial outlook for 2002 and estimates for the future, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, earnings per share, capital and other expenditures, operating losses, financing plans, cash flow, capital structure, amortization expense, impairment losses, legal proceedings and claims, future economic performance, operating income, management’s plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risk Factors

     Our future profitability is uncertain due to our continuing operating losses. To date, we have not recorded an overall operating profit because the investment required for geographic expansion and new services has exceeded the profits generated in our markets. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits that exceed our investment in geographic expansion and new services. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

     Our operating results may fluctuate significantly. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, such as: successful adoption of the Company’s products; competition; loss of clients or revenues; changes or consolidation in the real estate industry; the development of our sales force; managerial execution; cancellations or non-renewals of our products; data quality; employee retention; our investments in geographic expansion; the timing of new service introductions and enhancements; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; our ability to control expenses; our investments in other corporate resources; or changes in accounting policies or practices.

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

     Our operating costs may be higher than we expect. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

     Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for Web-based services and businesses are low, making it possible for the number of competitors to proliferate rapidly. Our existing competitors, or potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, lower prices, easier access to data, greater user traffic or greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

     If our data is not accurate, comprehensive or reliable, our business could be harmed. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses.

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

     We may not be able to successfully introduce new product or upgraded products. Our future business and financial success will depend on our ability to continue to introduce new products and upgraded products into the marketplace. Developing new products and upgrades to products imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Office Report or CoStar Connect, puts pressure on our sales and marketing resources. If we are unable to develop new products or upgrades to our products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products or upgrades to our products, or are not successful in marketing and selling these new products or upgrades, it could have a material adverse effect on our results of operations.

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

     Temporary or permanent outages of our computers, software or telecommunications equipment could have an adverse effect on our business. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that results in our not being able to deliver our products to clients, or to update our products, we could experience reduced demand for our products.

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

     Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, our officers and other key employees. Our business requires highly skilled technical, sales, management, Web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock option plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

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

     International expansion may result in new business risks. If we expand internationally, this expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign commercial real estate markets; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, the investment required for international expansion could exceed the profit generated from such expansion, which could adversely affect our financial condition.

     We may not be able to manage successfully our geographic expansion. Our future business and financial success will depend on our ability to manage our geographic expansion. Our efforts to manage expanded growth must occur while information technology is rapidly changing. These efforts impose additional burdens on our research, systems development, sales and general managerial resources. If we were not able to manage our expanded growth successfully, it would have a material adverse effect on our profitability.

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

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant exposure to market risks associated with the changes in interest rates related to cash equivalent securities held as of March 31, 2002.

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

     None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5         OTHER INFORMATION

     None

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

     (b)  The Company did not file any reports on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: May 13, 2002	By: /s/ Frank A. Carchedi Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)