Form 10-Q
period 2002-06-30
COSTAR GROUP INC
filed 2002-08-13
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2002

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

As of August 6, 2002 there were 15,775,445 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

PART 1	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	$19,539	$18,073	$38,600	$35,427
Cost of revenues	6,937	7,516	14,033	15,506

Gross margin	12,602	10,557	24,567	19,921
Operating expenses:
Selling and marketing	5,565	5,944	11,234	12,853
Software development	1,385	1,357	2,782	2,586
General and administrative	6,235	7,659	12,102	15,360
Purchase amortization	898	1,907	1,791	3,697

	14,083	16,867	27,909	34,496

Loss from operations	(1,481)	(6,310)	(3,342)	(14,575)
Other income, net	214	374	453	949

Net loss before income taxes	(1,267)	(5,936)	(2,889)	(13,626)
Income tax benefit	–	41	–	82

Net loss	$(1,267)	$(5,895)	$(2,889)	$(13,544)

Basic and diluted net loss per share	$(0.08)	$(0.38)	$(0.18)	$(0.87)

Weighted average common shares	15,742	15,610	15,730	15,592

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$29,843	$30,746
Short-term investments	12,240	11,256
Accounts receivable, less allowance for doubtful accounts of $2,342 and $2,483 as of June 30, 2002 and December 31, 2001	6,391	5,983
Prepaid expenses and other current assets	380	957

Total current assets	48,854	48,942

Property and equipment	24,755	23,266
Accumulated depreciation and amortization	(13,688)	(11,390)

	11,067	11,876

Goodwill, net	26,177	25,745
Intangibles and other assets, net	32,847	36,726
Deposits	281	357

Total assets	$119,226	$123,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,224	$11,095
Deferred revenue	4,508	4,532

Total current liabilities	13,732	15,627

Stockholders’ equity	105,494	108,019

Total liabilities and stockholders’ equity	$119,226	$123,646

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months
	Ended June 30,

	2002	2001

Operating activities:
Net loss	$(2,889)	$(13,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,108	2,496
Amortization	3,937	6,938
Provision for losses on accounts receivable	1,155	1,054
Income tax benefit	—	(82)
Changes in operating assets and liabilities	(2,538)	(1,526)

Net cash provided by (used in) operating activities	1,773	(4,664)

Investing activities:
Purchases of property and equipment, net	(1,579)	(1,178)
Goodwill, intangibles and other assets	(391)	(131)
Purchases and sales of short-term investments, net	(984)	(1,842)

Net cash used in investing activities	(2,954)	(3,151)

Financing activities:
Net proceeds from exercise of stock options	278	892

Net cash provided by financing activities	278	892

Net decrease in cash and cash equivalents	(903)	(6,923)
Cash and cash equivalents at beginning of period	30,746	43,925

Cash and cash equivalents at end of period	$29,843	$37,002

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

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2002 and 2001, the Company’s financial position at June 30, 2002, and the cash flows for the six month periods ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2001, September 30, 2001 and March 31, 2002.

     The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of future financial results.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. GOODWILL

     Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill	37,400	36,968
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$26,177	$25,745

In connection with the Company’s acquisition of First Image Technologies, Inc. (“First Image”) on November 9, 2000, the Company made a cash payment of approximately $333,000 and issued 4,712 shares of common stock, par value $.01 per share, to the sole shareholder of First Image on June 7, 2002 in consideration for the completion of one of the earn-out conditions relating to the acquisition of First Image. The total additional consideration was valued for accounting purposes at approximately $432,000.

4. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Capitalized product development costs	$1,795	$1,795
Accumulated amortization	(1,325)	(1,173)

	470	622

Building photography	4,701	4,643
Acquired database technology	17,949	17,949
Customer base	31,945	31,945
Tradename	4,198	4,198
Accumulated amortization	(26,416)	(22,631)

	32,377	36,104

Intangibles and other assets, net	$32,847	$36,726

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. During the second quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002.

     As required by the new rules, the results for the prior year (three and six months ended June 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net loss	$(1,267)	$(5,895)	$(2,889)	$(13,544)
Goodwill amortization, net of tax	—	832	—	1,640

Adjusted net loss	$(1,267)	$(5,063)	$(2,889)	$(11,904)

Basic and diluted net loss per share as reported	$(0.08)	$(0.37)	$(0.18)	$(0.87)
Goodwill amortization, net of tax	—	0.05	—	0.11

Adjusted basic and diluted net loss per share	$(0.08)	$(0.32)	$(0.18)	$(0.76)

Weighted average common shares	15,742	15,610	15,730	15,592

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. Factors that could cause or contribute to such differences include, but are not limited to, successful adoption of our products, competition, general economic conditions, changes or consolidations in the commercial real estate industry, managerial execution, customer retention, development of our sales force, data quality, employee retention, changes in accounting policies or practices and our ability to adapt to technological changes. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the heading “Risk Factors” and those included from time-to-time in our filings with the Securities and Exchange Commission. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included in this report.

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

     Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 market areas from which we believe we can appropriately meet the needs of the commercial real estate community for comprehensive national building specific information. During 2001, we focused on continuing to grow revenue while controlling and reducing costs, in an effort to reduce operating losses, and ultimately, move our business to profitability. As a result, the Company has generated positive earnings before interest, taxes, depreciation and amortization for the last four quarters. We believe that the opportunity to continue to grow revenue from our existing national platform and services is significant and that a large component of the operating cost structure of the Company consists of fixed operating costs. Therefore, based on expected revenue growth and continued cost control, we believe that during 2002 we can reduce our overall operating losses as compared to 2001 and generate positive operating cash flows.

     We may develop and distribute new services and expand existing services across our current regions and we may experience continued geographic expansion in the United States and/or international markets. The incremental cost of introducing new services in the future may reduce the profitability of a region or cause it to incur losses. Therefore, while we expect current services offerings in existing regions to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate additional losses and negative cash flow from operations in the future.

     While our services continue to expand, our CoStar Property, CoStar Tenant and CoStar COMPS services currently generate the largest portion of our revenue. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts generally have terms of one to three years and renew automatically. Upon renewal, many of the contract rates increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge fixed amounts rather than fees based on actual system usage. We charge our clients based on the number of sites, organization size, the client’s business focus and the number of services to which a client subscribes.

     Our contract renewal rate historically has exceeded 90% on an annual basis. However, during 2001 many telecommunications companies, which represented approximately 6% of our revenues at their peak, cancelled our services as a result of discontinuing or curtailing their operations. Sales to telecommunications companies currently represent approximately 1% of our revenues. These cancellations, together with the impact of general economic conditions on our entire customer base, have resulted in renewal rates exceeding 85% over the past twelve months.

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

     We applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. In accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002 compared to the previous year.

Three Months Ended June 30, 2001 Compared To
Three Months Ended June 30, 2002

      Revenues. Revenues grew 8.1% from $18.1 million in the second quarter of 2001 to $19.5 million in the second quarter of 2002. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

      Gross Margin. Gross margin increased from $10.6 million in the second quarter of 2001 to $12.6 million in second quarter of 2002. Gross margin percentage also increased from 58.4% to 64.5%. The increase in gross margin amounts and percentages resulted from revenue growth combined with a decline in the cost of revenues principally due to a $700,000 decrease in purchase amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions, which was somewhat offset by an increase in research personnel costs compared to the same period in 2001.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 6.4% from $5.9 million in the second quarter of 2001 to $5.6 million in the second quarter of 2002 and decreased as a percentage of revenues from 32.9% to 28.5%. Selling and marketing expenses decreased principally as a result of a reduction in marketing and advertising activities as well as a reduction in operating costs associated with our sales organization, including communications, travel, recruiting and decreased sales administration and advertising account executive personnel costs.

      Software Development Expenses. Software development expenses remained at $1.4 million for the second quarter of 2001 and the second quarter of 2002 and remained constant as a percentage of revenues at 7%. Software development expenses reflect development costs for the products we support including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as the support of internal systems to manage the Company’s growth.

      General and Administrative Expenses. General and administrative expenses decreased from $7.7 million in the second quarter of 2001 to $6.2 million in the second quarter of 2002 and decreased as a percentage of revenues from 42.4% to 31.9%. General and administrative expenses decreased due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

      Purchase Amortization. Purchase amortization decreased from $1.9 million in the second quarter of 2001 to $900,000 in the second quarter of 2002. Purchase amortization decreased primarily due to the adoption of the Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. We estimate that the effect of the new rules was to decrease amortization expense related to goodwill by approximately $845,000 for the second quarter of 2002 as compared to the same period in 2001.

      Other Income, Net. Interest and other income decreased from $374,000 in the second quarter of 2001 to $214,000 in the second quarter of 2002. This decrease was primarily a result of lower average cash, cash equivalents and short-term investments balances from one period to another, and a decline in market interest rates for invested cash, cash equivalents and short-term investments.

      Income Tax Benefit. Income tax benefit decreased from $41,000 in the second quarter of 2001 to $0 in the second quarter of 2002 as a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangibles assets acquired through acquisitions incurred in the second quarter of 2001.

Six Months Ended June 30, 2001 Compared To
Six Months Ended June 30, 2002

      Revenues. Revenues grew 9.0% from $35.4 million for the six months ended June 30, 2001 to $38.6 million for the six months ended June 30, 2002. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

      Gross Margin. Gross margin increased from $19.9 million for the six months ended June 30, 2001 to $24.6 million for the six months ended June 30, 2002. Gross margin percentage also increased from 56.2% to 63.6%. The increase in gross margin amounts and percentages resulted from revenue growth combined with a decline in the cost of revenues principally due to a $1.1 million decrease in purchase amortization from the LeaseTrend, Jamison, ARES, Comps and First Image acquisitions, which was somewhat offset by an increase in research personnel costs compared to the same period in 2001.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 12.6% from $12.9 million for the six months ended June 30, 2001 to $11.2 million for the six months ended June 30, 2002 and decreased as a percentage of revenues from 36.3% to 29.1%. Selling and marketing expenses decreased principally as a result of a reduction in marketing and advertising activities as well as a reduction in operating costs associated with the sales organization, including communications, travel, recruiting and decreased sales administration and advertising account executive personnel costs.

      Software Development Expenses. Software development expenses increased from $2.6 million for the six months ended June 30, 2001 to $2.8 million for the six months ended June 30, 2002 and remained constant as a percentage of revenues at 7%. The increase in software development expenses reflects development costs for the increased number of products we now support including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as the increase in support of internal systems to manage the Company’s growth.

      General and Administrative Expenses. General and administrative expenses decreased from $15.4 million for the six months ended June 30, 2001 to $12.1 million for the six months ended June 30, 2002 and decreased as a percentage of revenues from 43.4% to 31.4%. General and administrative expenses decreased due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

      Purchase Amortization. Purchase amortization decreased from $3.7 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002. Purchase amortization decreased primarily due to the adoption of the Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. We estimate that the effect of the new rules was to decrease amortization expense related to goodwill by approximately $1.7 million for the six months ended June 30, 2002 as compared to the same period in 2001.

      Other Income, Net. Interest and other income decreased from $949,000 for the six months ended June 30, 2001 to $453,000 for the six months ended June 30, 2002. This decrease was primarily a result of lower average cash, cash equivalents and short-term investments balances from one period to another, and a decline in market interest rates for invested cash, cash equivalents and short-term investments.

      Income Tax Benefit. Income tax benefit decreased from $82,000 for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002 as a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangibles assets acquired through acquisitions incurred during the six months ended June 30, 2001.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our cash and cash equivalents balance was $29.9 million and $30.7 million, and our short-term investments balance was $12.2 million and $11.3 million, at June 30, 2002 and December 31, 2001, respectively. Total cash, cash equivalents and short-term investments were $42.1 million at June 30, 2002 an increase of $100,000 from $42.0 million at December 31, 2001. This increase was due principally to cash provided by operating activities of $1.8 million and $278,000 of proceeds from the exercise of stock options offset by cash purchases of property and equipment totaling $1.6 million and a cash payment of $333,000 in consideration for the completion of one of the earn-out conditions relating to the acquisition of First Image Technologies, Inc. on November 9, 2000.

     Net cash provided by operating activities for the six month period ended June 30, 2002 of $1.8 million compared to net cash used in operating activities of $4.6 million for the six month period ended June 30, 2001. This $6.4 million increase in net cash provided by operating activities was a result of revenue growth and a reduction in operating expenses, both of which contributed to a reduction of our net loss for the first six months of 2002 compared to the first six months of 2001.

     Net cash used in investing activities amounted to $3.0 million for the six months ended June 30, 2002 as compared to net cash used in investing activities of $3.1 million for the six months ended June 30, 2001. Net cash used in investing activities decreased by $100,000 during the first six months of 2002 compared to the first six months of 2001 primarily due to a decline in the purchases of short-term investments offset by an increase in the purchases of property and equipment.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have annual commitments for total rent payments ranging from $450,000 to $5,386,000 over the next nine years. As a result of the planned third quarter relocation of our San Diego office, we currently have commitments of approximately $1.5 million for capital expenditures, which we expect to incur during the third and fourth quarter of 2002.

     To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.

     During the first six months of 2002, we experienced overall losses combined with positive cash flow from operating activities. For the remainder of 2002, as the Company continues to emerge from a period of rapid product and geographical expansion, we expect continued sequential quarterly growth in revenue, which we believe will generally exceed growth in our cost structure, a large component of which consists of fixed operating costs. As a result, we expect continued reductions in the level of our overall operating losses in 2002 as compared to 2001 and continued cash flow provided by operating activities during 2002.

     Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for the next 12 months.

     Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. In addition, we have recorded a valuation allowance for the portion of the deferred tax assets related to tax loss carryforwards.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their useful lives. We have applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. During the second quarter of 2002, we completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning our financial outlook for 2002 and estimates for the future, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, earnings per share, capital and other expenditures, operating losses, financing plans, cash flow, capital structure, amortization expense, impairment losses, legal proceedings and claims, future economic performance, operating income, management’s plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include the Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: successful adoption of our products; competition; general economic conditions; changes or consolidations in the commercial real estate industry; customer retention; development of our sales force; business combinations and strategic alliances by other industry participants; managerial execution; growth in commerce conducted over the Internet; changes in relationships with real estate brokers and other strategic partners; changes in accounting policies or practices; and legal and regulatory issues.

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

Risk Factors

     Our future profitability is uncertain. To date, we have not recorded an overall operating profit because the investment required for geographic expansion and new services has caused our expenses to exceed our profits. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate profits that exceed the expenses related to our investment in geographic expansion and new services. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

     Our operating results may fluctuate significantly. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, such as: successful adoption of the Company’s products; competition; loss of clients or revenues; changes or consolidation in the real estate industry; the development of our sales force; managerial execution; cancellations or non-renewals of our products; data quality; employee retention; our investments in geographic expansion; the timing of new service introductions and enhancements; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; our ability to control expenses; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our results of operations, including without limitation, changes requiring us to expense stock options.

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

     Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. The barriers to entry for Web-based services and businesses are low, making it possible for the number of competitors to proliferate rapidly. Our existing competitors, or potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

     Downturns and consolidation in the commercial real estate industry could have an adverse effect on our business. Our business may be affected by conditions in the commercial real estate industry, including conditions affecting businesses that supply or invest in that industry. A decrease in the level of commercial real estate activities could adversely affect demand for our services. The traditional economic downturns in the commercial real estate industry could also harm our business. These changes could decrease new sales and increase cancellation rates, which could have a material adverse impact on our operating results. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation could reduce the number of our existing clients, reduce the size of our target market and increase our clients’ bargaining power. Any of these factors could adversely affect our business.

     General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative trends in any of these general economic conditions could adversely affect our business. For example, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. In addition, a downturn in the telecommunications industry in 2001 forced many of our telecom company clients to discontinue or curtail their operations, which resulted in an increased number of cancellations of our services. If other clients choose to cancel our services as a result of economic conditions, and we do not acquire new clients, our financial position could be adversely affected.

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

     We may not be able to successfully introduce new product or upgraded products. Our future business and financial success will depend on our ability to continue to introduce new products and upgraded products into the marketplace. Developing new products and upgrades to products imposes heavy burdens on our systems development department, product managers, management and researchers. In addition, successfully launching and selling a new product, such as CoStar Office Report, or an upgraded product such as CoStar Web Property, puts pressure on our sales and marketing resources. If we are unable to develop new products or upgrades to our products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products or upgrades to our products, or are not successful in marketing and selling these new products or upgrades, it could have a material adverse effect on our results of operations.

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

     If there is a reduction in our supply of data from public record providers, our business could be harmed. We license a small portion of our data from public records providers and other data providers to enhance our products and services. If we are unable to enter into licensing agreements with these entities, if this data becomes unavailable for any reason, or if the costs for this data rise, we could experience increased costs and our financial position could be adversely affected.

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

     If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash from profitable operations in certain of our regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business, including any acquisitions, in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

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

We do not have significant exposure to market risks associated with the changes in interest rates related to cash equivalent securities held as of June 30, 2002.

PART II.      OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

     Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 2	CHANGES IN SECURITIES

     In connection with the acquisition of First Image Technologies, Inc. (“First Image”), the Company issued to Joseph J. Klug, the sole shareholder of First Image, 4,712 shares of common stock, par value $.01 per share, on June 7, 2002 in consideration for the completion of one of the earn-out conditions relating to the acquisition of First Image. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of our stockholders was held on June 18, 2002. The following people were elected to our Board of Directors for a one-year term: Michael Klein, Andrew Florance, David Bonderman, Warren Haber, Josiah Low III, and Christopher Nassetta. The vote was as follows:

Name	Votes For	Votes Withheld

Michael Klein Andrew Florance David Bonderman Warren Haber Josiah Low III Christopher Nassetta	14,233,929 14,271,029 13,792,654 14,219,429 14,219,429 14,271,029	294,154 257,054 735,429 308,654 308,654 257,054

     The appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2002 was approved upon the following vote: For 14,315,316 shares; against, 212,631 shares; and abstain 136 shares.

     The amendment to our 1998 Stock Incentive Plan, as amended, was approved upon the following vote: For, 13,101,611 shares; against, 1,416,618 shares; and abstain, 9,854 shares.

ITEM 5	OTHER INFORMATION

     None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports of Form 8-K during the quarter ended June 30, 2002.

EXHIBIT NUMBER: EXHIBIT DESCRIPTION:

10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended.

10.2	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc.

99.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350.

99.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: August 13, 2002	By: /s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)