Form 10-Q
period 2002-09-30
COSTAR GROUP INC
filed 2002-11-13
CIK 1057352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] — No [ ]

As of October 31, 2002 there were 15,795,286 shares outstanding of the Registrant’s Common Stock, par value $.01.

COSTAR GROUP, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CoStar Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues	$20,075	$18,447	$58,675	$53,874
Cost of revenues	6,996	7,532	21,029	23,038

Gross margin	13,079	10,915	37,646	30,836

Operating expenses:
Selling and marketing	5,872	5,294	17,106	18,147
Software development	1,370	1,322	4,152	3,908
General and administrative	6,243	6,833	18,345	22,193
Purchase amortization	902	2,279	2,693	5,976

	14,387	15,728	42,296	50,224

Loss from operations	(1,308)	(4,813)	(4,650)	(19,388)
Other income, net	183	348	636	1,297

Net loss before income taxes	(1,125)	(4,465)	(4,014)	(18,091)
Income tax benefit	—	452	—	534

Net loss	$(1,125)	$(4,013)	$(4,014)	$(17,557)

Basic and diluted net loss per share	$(0.07)	$(0.26)	$(0.25)	$(1.12)

Weighted average common shares	15,777	15,657	15,747	15,614

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Balance Sheet
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,496	$30,746
Short-term investments	15,122	11,256
Accounts receivable, less allowance for doubtful accounts of $2,736 and $2,483 as of September 30, 2002 and December 31, 2001	6,366	5,983
Prepaid expenses and other current assets	470	957

Total current assets	49,454	48,942

Property and equipment	25,425	23,266
Accumulated depreciation and amortization	(14,442)	(11,390)

	10,983	11,876
Goodwill, net	26,177	25,745
Intangibles and other assets, net	31,331	36,726
Deposits	266	357

Total assets	$118,211	$123,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,096	$11,095
Deferred revenue	4,458	4,532

Total current liabilities	13,554	15,627

Stockholders’ equity	104,657	108,019

Total liabilities and stockholders’ equity	$118,211	$123,646

See accompanying notes.

CoStar Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months
	Ended September 30,

	2002	2001

Operating activities:
Net loss	$(4,014)	$(17,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,114	3,603
Amortization	5,799	10,791
Provision for losses on accounts receivable	1,664	1,905
Income tax benefit	—	(534)
Changes in operating assets and liabilities	(2,960)	(3,491)

Net cash provided by (used in) operating activities	3,603	(5,283)

Investing activities:
Purchases of property and equipment, net	(2,882)	(1,615)
Goodwill, intangibles and other assets	(416)	(120)
Purchases and sales of short-term investments, net	(3,866)	(3,928)
Acquisitions, net of acquired cash	(255)	—

Net cash used in investing activities	(7,419)	(5,663)

Financing activities:
Net proceeds from exercise of stock options	566	1,385

Net cash provided by financing activities	566	1,385

Net decrease in cash and cash equivalents	(3,250)	(9,561)
Cash and cash equivalents at beginning of period	30,746	43,925

Cash and cash equivalents at end of period	$27,496	$34,364

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

2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of LeaseTrend, Inc. (“LeaseTrend”) acquired on January 8, 1999, Jamison Research, Inc. (“Jamison”) acquired on January 22, 1999, ARES Development Group, LLC (“ARES”) acquired on September 15, 1999, COMPS.COM, Inc. (“Comps”) acquired on February 10, 2000, First Image Technologies, Inc. (“First Image”) acquired and merged into Comps on November 9, 2000 and certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”) acquired on September 19, 2002. LeaseTrend and Jamison were merged into CoStar Realty Information, Inc. (“CoStar Realty”) on December 31, 1999 and ARES was merged into CoStar Realty on December 31, 2000. Comps was merged into CoStar Realty on December 31, 2001.

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2002 and 2001, the Company’s financial position at September 30, 2002, and the cash flows for the nine month periods ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2001, March 31, 2002 and June 30, 2002.

     The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of future financial results.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the Company’s current presentation.

3. GOODWILL

     Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(unaudited)
Goodwill	37,400	36,968
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$26,177	$25,745

     In connection with the Company’s acquisition of First Image on November 9, 2000, the Company made an additional cash payment of approximately $333,000 and issued 4,712 shares of common stock, par value $.01 per share, on June 7, 2002 to the sole shareholder of First Image in consideration for the completion of one of the earn-out conditions relating to the acquisition of First Image. The total additional consideration was valued for accounting purposes at approximately $432,000.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(unaudited)
Capitalized product development costs	$1,795	$1,795
Accumulated amortization	(1,378)	(1,173)

	417	622

Building photography	4,727	4,643
Acquired database technology	18,104	17,949
Customer base	32,110	31,945
Tradename	4,198	4,198
Accumulated amortization	(28,225)	(22,631)

	30,914	36,104

Intangibles and other assets, net	$31,331	$36,726

     On September 19, 2002, the Company acquired certain assets of Portland-based commercial real estate information provider, REAL-NET, for $305,000 in cash, of which $50,000 is deferred. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $320,000 including acquisition expenses. The purchase price was allocated primarily to acquired database technology and customer base, which will be amortized over a period of 5 years.

5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Standards. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. During the second quarter of 2002, the Company completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The Company estimates that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. NEW ACCOUNTING PRONOUNCEMENTS (continued)

     As required by the new rules, the results for the prior year (three and nine months ended September 30, 2001) have not been restated. Reconciliations of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net loss	$(1,125)	$(4,013)	$(4,014)	$(17,557)
Goodwill amortization, net of tax	—	927	—	2,567

Adjusted net loss	$(1,125)	$(3,086)	$(4,014)	$(14,990)

Basic and diluted net loss per share as reported	$(0.07)	$(0.26)	$(0.25)	$(1.12)
Goodwill amortization, net of tax	—	0.06	—	0.16

Adjusted basic and diluted net loss per share	$(0.07)	$(0.20)	$(0.25)	$(0.96)

Weighted average common shares	15,777	15,657	15,747	15,614

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which involve many risks and uncertainties that could cause actual results to differ materially from those discussed in these statements. More information concerning these and other potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” and those included from time-to-time in our filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the unaudited condensed consolidated financial statements included in this report.

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

     From 1994 through 2002, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August, 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January, 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September, 1999, we acquired ARES, a Los Angeles based developer and distributor of ARES for ACT!. In February, 2000, we acquired Comps. In November, 2000, we acquired First Image Technologies. In September 2002, we expanded further into Portland through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”).

     Since our inception, the development of our business has required substantial investments for the expansion of services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 market areas from which we believe we can appropriately meet the needs of the commercial real estate community for comprehensive national building specific information. During 2001 and 2002, we have focused on continuing to grow revenue while controlling and reducing costs, in an effort to reduce operating losses, and ultimately, move our business to profitability. As a result, the Company has generated positive earnings before interest, taxes, depreciation and amortization for the last five quarters. We believe that the opportunity to continue to grow revenue from our existing national platform and services is significant and that a large component of the related operating cost structure of the Company consists of fixed operating costs. During the first three quarters of 2002, we experienced overall revenue growth and continued to control our costs, and we believe that during the remainder of 2002 we can reduce our overall operating losses as compared to 2001 and generate positive operating cash flows.

     We continue to develop and distribute new services and expand existing services across our current regions. For example, in the fourth quarter of 2002, we expect to release CoStar Web Property, which is the web-based version of our flagship product, CoStar Property. The incremental cost of introducing new services and expanding existing services in the future may reduce the profitability of a region or cause it to incur losses. In addition, we may experience continued geographic expansion in the United States or we may seek initial geographic expansion into certain international markets. Therefore, while we expect current services offerings in existing regions to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate additional losses and negative cash flow from operations in the future.

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

     Our contract renewal rate historically has exceeded 90% on an annual basis. During 2001 many telecommunications companies, which represented approximately 6% of our revenues at their peak and represented approximately 1% of our revenues for the nine months ended September 30, 2002, cancelled our services as a result of discontinuing or curtailing their operations. We believe these cancellations, together with the ongoing impact of the downturn in general economic conditions on our entire customer base, were the principal causes of the drop in our renewal rates to approximately 85% as an average over the past twelve months. Our contract renewal rate increased to 89% for the third quarter of 2002 compared to 85% for the third quarter of 2001.

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

     We applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. In accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, we completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002 compared to the previous year.

Three Months Ended September 30, 2001 Compared To
Three Months Ended September 30, 2002

     Revenues. Revenues grew 8.8% from $18.5 million in the third quarter of 2001 to $20.1 million in the third quarter of 2002. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

     Gross Margin. Gross margin increased from $10.9 million in the third quarter of 2001 to $13.1 million in the third quarter of 2002. Gross margin percentage also increased from 59.2% to 65.2%. The increase in gross margin amounts and percentages resulted from revenue growth combined with a decline in the cost of revenues principally due to a $700,000 decrease in purchase amortization from acquisitions resulting from the complete amortization of certain identified intangible assets during the first quarter of 2002, which was somewhat offset by an increase in research personnel costs compared to the same period in 2001.

     Selling and Marketing Expenses. Selling and marketing expenses increased 10.9% from $5.3 million in the third quarter of 2001 to $5.9 million in the third quarter of 2002 and increased as a percentage of revenues from 28.7% to 29.3%. Selling and marketing expenses increased during the third quarter of 2002 principally as a result of increased marketing and advertising activities to promote the launch of CoStar Web Property.

     Software Development Expenses. Software development expenses increased slightly from $1.3 million for the third quarter of 2001 to $1.4 million for the third quarter of 2002 and remained constant as a percentage of revenues at 7%. Software development expenses reflect development costs for new products, such as CoStar Web Property, and the products we support including CoStar COMPS, CoStar Exchange, and CoStar Connect. In addition, these costs reflect the support of internal information systems.

     General and Administrative Expenses. General and administrative expenses decreased from $6.8 million in the third quarter of 2001 to $6.2 million in the third quarter of 2002 and decreased as a percentage of revenues from 37.0% to 31.1%. General and administrative expenses decreased due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

     Purchase Amortization. Purchase amortization decreased from $2.3 million in the third quarter of 2001 to $900,000 in the third quarter of 2002. Purchase amortization decreased primarily due to the adoption of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Standards. The effect of the new rules decreased amortization expense related to goodwill by approximately $1.4 million for the third quarter of 2002 as compared to the same period in 2001.

     Other Income, Net. Interest and other income decreased from $348,000 in the third quarter of 2001 to $183,000 in the third quarter of 2002. This decrease was primarily a result of lower average cash, cash equivalents and short-term investments balances from one period to another, and a decline in market interest rates for invested cash, cash equivalents and short-term investments.

     Income Tax Benefit. Income tax benefit decreased from $452,000 in the third quarter of 2001 to $0 in the third quarter of 2002 as a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangibles assets acquired through acquisitions in the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared To
Nine Months Ended September 30, 2002

     Revenues. Revenues grew 8.9% from $53.9 million for the nine months ended September 30, 2001 to $58.7 million for the nine months ended September 30, 2002. The growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

     Gross Margin. Gross margin increased from $30.8 million for the nine months ended September 30, 2001 to $37.6 million for the nine months ended September 30, 2002. Gross margin percentage also increased from 57.2% to 64.2%. The increase in gross margin amounts and percentages resulted from revenue growth combined with a decline in the cost of revenues principally due to a $1.8 million decrease in purchase amortization from acquisitions resulting from the complete amortization of certain identified intangible assets during the first quarter of 2002, which was somewhat offset by an increase in research personnel costs compared to the same period in 2001.

     Selling and Marketing Expenses. Selling and marketing expenses decreased from $18.1 million for the nine months ended September 30, 2001 to $17.1 million for the nine months ended September 30, 2002 and decreased as a percentage of revenues from 33.7% to 29.2%. Selling and marketing expenses decreased principally as a result of lower marketing and advertising activities in 2002, a reduction in operating costs associated with our sales organization, including communications, travel, and recruiting, and decreased sales administration and advertising account executive personnel costs.

     Software Development Expenses. Software development expenses increased from $3.9 million for the nine months ended September 30, 2001 to $4.2 million for the nine months ended September 30, 2002 and remained constant as a percentage of revenues at 7%. The increase in software development expenses reflects development costs for new products, such as CoStar Web Property, and products we support including CoStar COMPS, CoStar Exchange and CoStar Connect, as well as the support of internal information systems.

     General and Administrative Expenses. General and administrative expenses decreased from $22.2 million for the nine months ended September 30, 2001 to $18.3 million for the nine months ended September 30, 2002 and decreased as a percentage of revenues from 41.2% to 31.3%. General and administrative expenses decreased due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

     Purchase Amortization. Purchase amortization decreased from $6.0 million for the nine months ended September 30, 2001 to $2.7 million for the nine months ended September 30, 2002. Purchase amortization decreased primarily due to the adoption of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Standards. The effect of the new rules decreased amortization expense related to goodwill by approximately $3.2 million for the nine months ended September 30, 2002 as compared to the same period in 2001.

     Other Income, Net. Interest and other income decreased from $1.3 million for the nine months ended September 30, 2001 to $636,000 for the nine months ended September 30, 2002. This decrease was primarily a result of lower average cash, cash equivalents and short-term investments balances from one period to another, and a decline in market interest rates for invested cash, cash equivalents and short-term investments.

     Income Tax Benefit. Income tax benefit decreased from $534,000 for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002 as a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangibles assets acquired through acquisitions during the nine months ended September 30, 2001.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our cash and cash equivalents balance was $27.5 million and $30.7 million, and our short-term investments balance was $15.1 million and $11.3 million, at September 30, 2002 and December 31, 2001, respectively. Total cash, cash equivalents and short-term investments were $42.6 million at September 30, 2002 an increase of $600,000 from $42.0 million at December 31, 2001. This increase was due principally to cash provided by operating activities of $3.6 million and proceeds from the exercise of stock options of $566,000, offset by cash purchases of property and equipment totaling $2.9 million, a cash payment of $333,000 paid in connection with the completion of one of the earn-out provisions relating to the acquisition of First Image Technologies and a cash payment of $255,000 in partial consideration for the acquisition of certain of the assets of REAL-NET on September 19, 2002.

     Net cash provided by operating activities for the nine month period ended September 30, 2002 was $3.6 million compared to net cash used in operating activities of $5.3 million for the nine month period ended September 30, 2001. This $8.9 million increase in net cash provided by operating activities was a result of revenue growth and a reduction in operating expenses, both of which contributed to a reduction of our net loss for the first nine months of 2002 compared to the first nine months of 2001.

     Net cash used in investing activities amounted to $7.4 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $5.7 million for the nine months ended September 30, 2001. Net cash used in investing activities increased by $1.8 million during the first nine months of 2002 compared to the first nine months of 2001 primarily due to an increase in the purchases of property and equipment and a cash payment of $255,000 in partial consideration for the acquisition of certain of the assets of REAL-NET.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have annual commitments for total rent payments ranging from $5,422,000 to $450,000 over the next eight years. During the three months ended September 30, 2002, we completed our planned relocation of our San Diego office and incurred capital expenditures of approximately $740,000. We currently have commitments of approximately $760,000 for capital expenditures related to this planned relocation, which we expect to incur during the fourth quarter of 2002.

     To date, we have grown in part by acquiring other companies. The Company is currently evaluating acquisition opportunities, and we expect to continue to make additional acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions. To the extent we use cash to make any acquisitions, our cash balances will decrease. However, based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

     During the first nine months of 2002, we experienced overall losses combined with positive cash flow from operating activities. For the remainder of 2002, we expect continued sequential quarterly growth in revenue, which we believe will generally exceed growth in our cost structure, a large component of which consists of fixed operating costs. As a result, we expect continued reductions in the level of our overall operating losses in 2002 as compared to 2001 and continued cash flow provided by operating activities during 2002.

     Although we have experienced losses to date, future profits, to the extent not offset by the benefits of loss carryforwards, would result in income tax liabilities. In addition, we have recorded a valuation allowance for the portion of the deferred tax assets related to tax loss carryforwards.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Standards. Other intangible assets continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. During the second quarter of 2002, we completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. We estimate that the effect of the new rules will be to decrease amortization expense related to goodwill by approximately $3.4 million for the year ending December 31, 2002.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact, including statements concerning our financial outlook for 2002 and beyond and estimates for the future, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, earnings per share, capital and other expenditures, operating costs, financing plans, cash flow, capital structure, amortization expense, impairment losses, intangible assets, acquisition plans, product releases, legal proceedings and claims, renewal rates, future economic performance, operating income, management’s plans, goals and objectives for future operations and growth and markets for stock. The sections of this Report, which contain forward-looking statements, include the Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: customer retention, competition, the Company’s ability to control costs, general economic conditions, changes or consolidations in the commercial real estate industry, domestic and international expansion, data quality, development of our sales force, employee retention, release of new and upgraded products, technical problems with our products, legal and regulatory issues, changes in accounting policies or practices, and successful adoption of our products.

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

     We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, generally range from terms of one to three years. Our clients may decide not to renew or to cancel their agreements as a result of several factors, including: a decision that they have no need for our products; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. In addition, if we do not maintain adequate training and support levels, we could experience reduced demand for our services. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues will be adversely affected.

     Our operating costs may be higher than we expect. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, investments in geographic expansion, acquisition costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

     Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. Our existing competitors, or potential new competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

     International expansion may result in new business risks. If we expand internationally, this expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign commercial real estate markets; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion would impose additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we were not able to manage our expanded growth successfully, it would have a material adverse effect on our profitability. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which could adversely affect our financial condition.

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

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, our business could be harmed. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In addition, we license a small portion of our data from public records providers and other data providers to enhance our products and services. If we are unable to enter into licensing agreements with these entities, if this data becomes unavailable for any reason, or if the costs for this data rise, we could experience increased costs or less comprehensive data, which could harm our business.

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

     We may not be able to successfully introduce new product or upgraded products. Our future business and financial success will depend on our ability to continue to introduce new products and upgraded products into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our products and services. Developing new products and upgrades to products imposes heavy burdens on our systems development department, product managers, management and researchers. This process is costly and we cannot assure you that we will be able to successfully develop and enhance our services and products. In addition, successfully launching and selling a new product, such as CoStar Web Property, puts pressure on our sales and marketing resources. If we are unable to develop new products or upgrades to our products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products or upgrades to our products, are not successful in marketing and selling these new products or upgrades or our customers fail to accept these new products, it could have a material adverse effect on our results of operations.

     Technical problems that affect our customers’ use or access to our products could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our Web site, the Internet and our service providers. Problems with our Web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access of our products. If we experience technical problems in distributing our products, we could experience reduced demand for our products. In addition, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

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

     We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if any intellectual property claims are adversely determined, this could result in a material adverse result on our financial position and our business.

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

     Litigation in which we become involved or newly-adopted laws and regulations may adversely affect our business. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any pending claims or future claims are adversely determined, they could have a material adverse effect on our financial position or results of operations. In addition, governments in the United States or abroad could adopt laws that could harm our business, for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our products less attractive.

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

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have significant exposure to market risks associated with the changes in interest rates related to cash equivalent securities held as of September 30, 2002.

     We have a substantial amount of intangible assets. Although as of September 30, 2002 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

ITEM 4      DISCLOSURE CONTROLS

     Within the 90 days prior to the date of this report, CoStar carried out an evaluation, under the supervision and with the participation of CoStar’s management, including the Chief Executive Officer and the Chief Financial Officer of CoStar, of the effectiveness of the design and operation of CoStar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of CoStar concluded that as of the date of such evaluation, disclosure controls and procedures were effective in timely alerting them to material information relating to CoStar (including its consolidated subsidiaries) required to be included in CoStar’s periodic SEC filings. We note, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in CoStar’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)	None

(b)	The Company did not file any reports of Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: November 13, 2002	By: /s/ Frank A. Carchedi

Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

I, Andrew C. Florance, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CoStar Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Andrew C. Florance

Andrew C. Florance Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

I, Frank A. Carchedi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CoStar Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Frank A. Carchedi

Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)