Form 10-K
period 2002-12-31
COSTAR GROUP INC
filed 2003-03-28
CIK 1057352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock ($.01 par value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. [ ]

     Based on the closing price of the common stock on June 28, 2002 on the Nasdaq Stock Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $278.5 million.

     As of March 3, 2003, there were 15,810,126 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

PART I

Item 1.   Business

     (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)

     CoStar Group, Inc. is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom. CoStar’s integrated suite of products offers customers online access to the most comprehensive, verified database of commercial real estate information on 50 U.S. markets as well as London and the United Kingdom.

     Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Property Intelligence plc, we have extended our offering of comprehensive commercial real estate information to include London and other U.K. markets. We deliver our content to customers via more than 10 distinct products and services. Our wide array of online commercial real estate information services includes a leasing marketplace, a selling marketplace, sales comparable information, data hosting for clients’ web sites, decision support, contact management, tenant information, property data integration, property marketing and industry news. We have created a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to efficient exchange of accurate information supplied by CoStar.

     We have a number of assets that provide a unique foundation for this multinational platform, including the most comprehensive, proprietary database in the industry; the largest research department in the industry; advanced software and proprietary technology, including a large in-house product development team; a broad suite of web-based products and services; and what we believe is the largest number of participating organizations and clients. Our database has been developed and enhanced for more than 15 years by a research department that makes thousands of daily updates to our database. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases.

Industry Overview

     The market for commercial real estate information is vast based on the variety, volume and value of transactions related to commercial real estate. Each transaction has multiple participants and multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information. Members of the commercial real estate and related business community require daily access to current data such as space availability, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using standardized data and interact with each other on a continuous basis.

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

     The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, over 500 experienced researchers, technological expertise and broad customer base, CoStar believes that it has created such a platform.

CoStar’s Comprehensive Database

     CoStar has spent more than 15 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, demand statistics and digital images.

     As of March 1, 2003, our database of real estate information covered over 50 U.S. markets as well as London, England and other parts of the United Kingdom, and contained:

•	More than 25 billion square feet of U.S. commercial real estate;
•	Over 1.4 million properties;
•	Approximately 4.0 billion square feet of space available;
•	Over 55,000 properties for sale;
•	Over 2.7 million tenants occupying commercial real estate space;
•	More than 1 million sales transactions valued in the aggregate at over $1 trillion; and
•	Over 1.5 million high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

     This highly complex database is comprised of hundreds of data fields, tracking such categories as:

• Location	• Mortgage and deed information
• Site and zoning information	• For-sale information
• Building characteristics	• Income and expense histories
• Space availability	• Tenant names
• Tax assessments	• Lease expirations
• Ownership	• Contact information
• Sales and lease comparables	• Historical trends
• Space requirements	• Demographic information

CoStar Research

     We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2002, our researchers drove over one million miles, conducted hundreds of thousands of on-site building inspections, examined tens of millions of public records and interviewed millions of tenants, owners and brokers.

     Research Department. As of March 1, 2003, we employed over 500 commercial real estate research professionals. Our research professionals undergo an extensive training program to maintain consistent research methods and processes. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

     CoStar has an extensive field research effort that permits physical inspection of properties in order to find additional inventory, photograph properties and verify existing information. Some of these researchers use CoStar trucks equipped with Global Positioning Systems, which use satellites to keep track of the truck’s location and pinpoint building locations. Each CoStar truck uses wireless technology to track and transmit field data. A dispatch center in the Company’s Bethesda office manages the entire day-to-day U.S. field operations while using tracking software to monitor each researcher’s progress. As of March 1, 2003, CoStar had 41 trucks used by field researchers in markets throughout the United States. A typical site inspection consists of photographing the building, measuring the building (if necessary), capturing “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to the collection of CoStar’s digital images in our database.

     Data Providers. We license a portion of our data from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, maps and aerial photographs, all of which enhances various CoStar services.

     Management and Quality Control Systems. Our research processes include automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area, and expired leases. In 2002 we also began monitoring changes to critical fields of information to ensure all information is kept in compliance with our standard definitions and methodology. Our non-automated quality control procedures include:

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

     Finally, one of the most important and effective quality control measures we rely on is feedback taken from the commercial real estate professionals using our data every day.

Proprietary Technology

     In-House Product Development and Information Technology Team. As of March 1, 2003, CoStar had a staff of 79 product development and information technology professionals who focus on developing and creating enhanced products, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar’s comprehensive database and image library. In 2002, the product development team released CoStar Property 8.0, the first fully web-based version of our flagship product that seamlessly integrates our U.S. subscription services and completes the conversion of our products from Windows-based to web-based applications. This group also regularly implements product enhancements, including expanded features and new graphic designs.

     Our information technology team is responsible for developing the infrastructure to appropriately support CoStar’s business and our large and complex database. On an ongoing basis, these professionals develop and modify internal applications and systems to implement efficiencies and controls that ultimately produce quality improvements to the database, including increases to the speed of data collection, quality control review and data delivery. In 2002, the team developed and released an enterprise-wide customer relationship management software application that integrates CoStar sales, research, customer support and accounting information with the management of customer contact histories, client product subscription and usage, account authentication and client billing. The system also enables us to mine data so as to assess pricing policies, product feature usage and employee productivity.

     We maintain Windows, Unix and Lotus Notes servers to support the database and an internal encrypted VPN network to allow remote researchers real-time access to the database. We store full data back-ups off site.

Products and Services

     Our various products and services are described in detail in the following paragraphs.

     CoStar Property®. CoStar Property, the Company’s flagship service, provides to its subscribers a comprehensive inventory of office and industrial properties in 50 U.S. markets. Commercial real estate professionals use CoStar Property to identify available space, analyze market conditions, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates. In 2002, CoStar released CoStar Property 8.0, a major upgrade to CoStar Property that integrates each of our on-line U.S. subscription products into a single, fully web-based platform. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user-controlled, password-protected extranet (or electronic “file cabinet”) where brokers may share space surveys and deal-related documents online in real time with team members. When used together with CoStar Connect™, CoStar Property enables subscribers to share space surveys and deal-related documents with their clients, accessed through their corporate web site.

     CoStar COMPS®. CoStar COMPS provides comprehensive, national coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. The service is provided through a web-based system that allows users to search the database on a subscription basis or on demand.

     CoStar Tenant®. CoStar Tenant is a detailed on-line business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the United States and provides updates on lease expirations — one of the product’s key features — as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria. Beginning in 2003, CoStar Tenant subscribers can also obtain credit reports through CoStar Tenant directly from Dun & Bradstreet.

     FOCUS. Our U.K. subsidiary, Property Intelligence plc, offers several services under the trade name FOCUS. The primary product, New FOCUS, is a digital on-line service offering information on the U.K. commercial real estate market. The product seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. New FOCUS is an entirely web-based service.

     CoStar Exchange®. CoStar Exchange is an online marketplace for buying and selling U.S. commercial properties. Customers use the easily accessible database, which is the industry’s premier service that includes correlating data on space availability, tenants, comparable sales and digital images, to post and search for properties quickly and efficiently. The information is distributed through a broker-centric model on a secure web-based browser and represents an efficient means for sellers to reach a large pre-qualified audience and for buyers to more effectively identify target properties.

     CoStar Connect™. CoStar Connect allows commercial real estate firms to license CoStar’s technology and content to market their U.S. property listings on their corporate web sites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates and manages customers’ online property information, providing comprehensive coverage listings and significantly reducing their expense of building the web site content and functionality.

     CoStar Office Report™. The CoStar Office Report provides in-depth current and historical data covering 36 of the major metropolitan office markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions.

     Metropolis™. The Metropolis software system is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis software allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar products. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California markets.

     CoStar Marketplace™. CoStar Marketplace provides an on-line means for the commercial real estate and related business community to direct their advertising to the appropriate decision makers. Customer benefits from using this advertising service include highly targeted distribution, higher visibility and cost efficiency in delivering advertising materials to targeted audiences.

     CoStar ARES®. CoStar ARES is a leading contact management and business development tool for commercial real estate professionals. It is a commercial real estate specific add-on to ACT! 6.0, a leading sales software program. As a value-added application, ARES is used as a customizable office-wide repository for contacts, property listings and comparables and provides importing of data from other CoStar subscription products.

     CoStar News™. Our web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2002, we published over 9,600 news stories. Our NewsWire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions and groundbreakings.

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

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers

CB Richard Ellis	GMAC Commercial Mortgage	Jones Lang LaSalle
CB Hillier Parker — UK
Cushman & Wakefield
Cushman & Wakefield Healey &
   Baker — UK
Grubb & Ellis
Trammell Crow Co.
Jones Lang LaSalle
Jones Lang LaSalle — UK
Colliers
Colliers Conrad Ritblat Erdman — UK
Insignia/ESG	Bankers Trust Company Washington Mutual Wells Fargo Wachovia Corporation World Savings Merrill Lynch Fannie Mae Credit Suisse First Boston — UK Morgan Stanley — UK UBS Warburg — UK	Metropolitan Life Clarion Partners Prudential Prudential — UK USAA Real Estate Company Bear Stearns & Co., Inc. Legg Mason Morley — UK Standard Life — UK
Insignia Richard Ellis — UK
Marcus & Millichap
Studley
The Staubach Company
Equis
Advantis GVA Real Estate Services
Newmark & Company Real Estate
Binswanger
Coldwell Banker Commercial
Daum Commercial Real Estate
Carter & Associates / ONCOR Int’l
Re/Max
GVA Williams
United Systems Integrators Corp
CRESA Partners
U.S. Equities Realty
Mohr Partners
CMD Realty Investors
Finkelstein Comm Rlty Services
Atis Real Weatheralls — UK
Chestertons — UK
Donaldsons — UK
FPD Savills — UK
GVA Grimley — UK
King Sturge — UK
Knight Frank — UK	Owners and Developers
LNR Property Corp
Hines
Gale Companies
Manulife Financial
Industrial Developments International
Shorenstein Properties
Land Securities — UK
Slough Estates — UK

                        REITS
Equity Office Properties Trust
Trizec Properties, Inc.
Prentiss Properties
Prologis
CarrAmerica
First Industrial Realty Trust
Boston Properties
Vorando Realty Trust

                 Property Managers
Transwestern Property Co.
Lincoln Property Company
PM Realty Group
Osprey Management Company
Leggat McCall Properties
Appraisers, Accountants
Integra
Land America Onestop
Deloitte and Touche
KPMG
Marvin F. Poer
GE Capital Small Business Finance Corp
PGP Valuation
PricewaterhouseCoopers

                Government Agencies
U.S. General Services Administration
County of Los Angeles
Office of Technology Procurement
City of Chicago
Department of Housing and Urban
   Development
Corporation of London — UK

                        Vendors
Turner Construction Company
Cisco Systems
Comcast Cable Communications
Kastle Systems
MWB — UK
Regus — UK

     As of December 31, 2002, no single client accounted for more than 5% of our revenues. Over 90% of our revenues arise from subscription based clients under long term contracts.

Sales and Marketing

     As of March 1, 2003, we had 180 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily geographically focused and are located in over 30 field sales offices throughout the United States and in London, England. Our offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing on-going customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front-line responsibility for customer care.

     Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We also place a premium on training new and existing clients on the use of our products so as to promote maximum client utilization and satisfaction with our products. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients. In 2002, we signed multi-year, multi-market renewal agreements with seven major national clients, including Insignia/ESG, CB Richard Ellis, Cushman & Wakefield, Trammell Crow Co., The Staubach Company, GMAC Commercial Mortgage and Marcus & Millichap.

     We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we provide ample training and generally charge fixed monthly amounts rather than fees based on actual system usage. Our clients’ monthly charges are based on the number of sites, organization size, the company’s business focus, and the number of services to which a client subscribes.

     Our customer service and support staff is charged with assisting and training our client base, as well as ensuring high client satisfaction by providing on-going support. We also have a help-line to assist customers with our products and services.

     Our primary marketing methods include: product demonstrations, face to face networking, direct marketing, communication via our corporate web site and news products, participation in trade show and industry events, print advertising in trade magazines and local business journals, client referrals and CoStar Advisor™, the Company’s newsletter that is distributed to our clients. In 2002, in connection with the launch of CoStar Property 8.0, we conducted presentations throughout the United States where we introduced our new CoStar Property upgrade to thousands of commercial real estate professionals. Direct marketing is the most cost-effective means for us to find prospective clients. Our direct marketing efforts include direct mail, e-mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a product demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our products. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition

     The market for information systems and services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:

•	quality and depth of the underlying databases;
•	ease of use, flexibility, and functionality of the software;
•	timeliness of the data;
•	breadth of geographic coverage and services offered;
•	client service and support;
•	perception that the service offered is the industry standard;
•	proprietary nature of methodologies, databases and technical resources;
•	price;
•	effectiveness of marketing and sales efforts;
•	vendor reputation;
•	brand loyalty among customers; and
•	capital resources.

     We compete directly and indirectly for customers with the following categories of companies:

•	publishers and distributors of information services, including regional providers and national print publications, such as Egi, Black’s Guide and Dorey Publishing and Information Services;

•	locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as the Commercial Association of Realtors Data Services, the Association of Industrial Realtors, Commercial Search, LLC and Xceligent;

•	on-line services or web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Cityfeet.com, Inc., officespace.com, TenantWise, Inc. and LoopNet, Inc.;

•	in-house research departments operated by commercial real estate brokers;

•	consortiums of real estate companies formed to explore opportunities in technology; and

•	public record providers.

     As the commercial real estate information marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, or marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing competitors, competition could materially harm our business.

Proprietary Rights

     To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

•	trade secret, copyright, trademark, database protection and other laws;
•	nondisclosure, noncompetition and other contractual provisions with employees and consultants;
•	license agreements with customers;
•	patent protection; and
•	technical measures.

     We seek to protect our software’s source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, software and other materials. Under current U.S. law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our database, software and services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our content, images and software. In addition, the license agreements prohibit the unauthorized reproduction or transfer of the information and software we license.

     We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures to discourage and detect unauthorized copying of our intellectual property.

     We have filed trademark applications to register trademarks for a variety of names for the CoStar products and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant”, “CoStar Exchange” and “CoStar Group”. In addition, we have filed patent applications covering certain of our methodologies and software.

Employees

     As of March 1, 2003, we employed 848 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

     Our investors relations Internet web site is http://www.costar.com/corporate/investor. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report and quarterly reports, are available free of charge on our Internet web site (click on “SEC Filings” in the drop down box to access these reports).

Item 2. Properties

     Our corporate headquarters in Bethesda, Maryland, occupies approximately 60,000 square feet under a lease that expires on March 14, 2010. We believe that our Bethesda, Maryland facility will be adequate to meet our requirements for our headquarters for the foreseeable future.

     In addition to our Bethesda, Maryland facility, our research operations are headquartered in leased spaces in San Diego, California, Cincinnati, Ohio and London, England. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Orange County; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Cranford, New Jersey; Charlotte; Miami; Seattle; Denver; Austin; Dallas; Sacramento; Kansas City; Cleveland; Tustin, California; Tampa; Jacksonville; Indianapolis; Baltimore; Raleigh/Durham; St. Louis; Columbus, Ohio; and Portland, Oregon.

     We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings

     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market®.

	High	Low

Year Ended December 31, 2001
First Quarter	$30.75	$14.00
Second Quarter	$29.06	$15.25
Third Quarter	$28.05	$15.75
Fourth Quarter	$24.40	$16.30

Year Ended December 31, 2002
First Quarter	$26.10	$16.01
Second Quarter	$25.34	$19.60
Third Quarter	$24.52	$17.11
Fourth Quarter	$19.49	$15.84

     As of March 3, 2003, there were 109 holders of record of our common stock. On March 3, 2003, the last sale price reported on the Nasdaq Stock Market® for our common stock was $20.60 per share.

     Dividend Policy. We have never declared or paid any dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors. The Company does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business.

     Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2002.

Item 6.  Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(In Thousands, Except Per Share Data and Other Operating Data)

     The following table provides selected financial data for the five years ended December 31, 2002. The Statement of Operations Data shown below for 2000 through 2002 and the Balance Sheet Data for 2001 and 2002 is derived from audited financial statements that we include later in this report. The Statement of Operations Data for 1998 and 1999 and the Balance Sheet Data for 1998 through 2000 shown below is derived from audited financial statements for those years, which do not appear in this report.

		Year Ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:
Revenues	$13,900	$30,234	$58,502	$72,513	$79,363
Cost of revenues	4,562	13,244	30,202	30,316	28,012

Gross margin	9,338	16,990	28,300	42,197	51,351
Operating expenses	12,864	32,373	83,335	64,923	56,894

Loss from operations	(3,526)	(15,383)	(55,035)	(22,726)	(5,543)
Other income, net	341	3,106	3,335	1,578	759
Income tax benefit	—	—	2,045	987	—

Net loss	$(3,185)	$(12,277)	$(49,655)	$(20,161)	$(4,784)

Net loss per share — basic and diluted	$(0.44)	$(1.05)	$(3.28)	$(1.29)	$(0.30)

Weighted average shares outstanding	7,213	11,727	15,137	15,636	15,759

		As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash, cash equivalents, cash held for acquisition and short-term investments	$19,667	$94,074	$47,101	$42,002	$43,530
Working capital	16,900	89,153	35,601	33,315	36,993
Total assets	27,541	136,905	145,871	123,646	118,907
Total liabilities	4,338	17,208	19,497	15,627	14,890
Stockholders’ equity	23,203	119,697	126,374	108,019	104,017

		As of December 31,

	1998	1999	2000	2001	2002

Other Operating Data:
Markets Covered by Database	19	41	51	50	50
Number of Subscription Clients	1,731	3,612	5,407	6,356	6,907
Billions of Square Feet in Database	9.1	15.6	21.7	23.0	25.0
Buildings in Database	175,471	334,917	864,920	950,000	1,033,000
Images in Database	178,827	349,526	968,316	1,300,000	1,500,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as those described from time to time in our filings with the Securities and Exchange Commission.

     All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements included in this Annual Report.

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our wide array of online service offerings includes a leasing marketplace, a selling marketplace, comparable sales information, decision support, tenant information, property marketing, data hosting for clients’ web sites, contact management, property data integration and industry news.

     We completed our initial public offering in July, 1998, and received net proceeds of approximately $22.7 million. We primarily used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May, 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”) and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing services and developed new services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August, 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January, 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September, 1999, we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT! In February, 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November, 2000, we acquired First Image Technologies, Inc. (“First Image”). In September, 2002, we expanded further into Portland through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January, 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. The more recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 U.S. market areas from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. During 2001 and 2002, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability. On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of the operating cost structure of the Company is made up of fixed operating costs. During 2002, the Company increased pro forma net income, which represents our net loss in accordance with accounting principles generally accepted in the United States (“GAAP”) after excluding purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit, by $9.6 million from a pro forma net loss of $7.9 million in 2001 to pro forma net income of $1.7 million in 2002. In addition, the Company increased EBITDA by $9.8 million from negative EBITDA of $3.6 million in 2001 to positive EBITDA of $6.2 million in 2002. Also, the Company’s GAAP net loss decreased from $20.2 million in 2001 to $4.8 million in 2002. Our use of non-GAAP financial measures is discussed later in this section.

     These 2002 results do not include the Property Intelligence acquisition, which was completed on January 6, 2003. By combining Property Intelligence’s operations with CoStar’s operations and our expected organic growth, CoStar expects 2003 revenue to grow significantly over 2002 revenue. In addition, we expect 2003 pro forma net income to significantly increase over 2002 pro forma net income. We also expect to achieve GAAP-basis earnings by the end of 2003. If the Company achieves GAAP-basis earnings, the Company’s diluted net income per share may be lower than its basic net income per share if any of the Company’s outstanding stock options have an exercise price lower than the average market price of our common stock for any period in which we report GAAP net income. With the achievement of the expected results, we believe we can maintain positive cash flow from operations throughout 2003. In addition, we expect to achieve tax basis earnings in 2003, which may result in us utilizing some of our net operating loss carryforwards. To the extent we are not able to utilize these net operating loss carryforwards, we may incur an income tax expense during 2003.

     We continue to develop and distribute new services and expand existing services across our current regions. The incremental cost of introducing new services and expanding existing services in the future may reduce the profitability of a region or cause it to incur losses. In addition, we may continue our geographic expansion in the United States or we may seek additional international geographic expansion. Therefore, while we expect current service offerings in existing regions to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate additional losses and negative cash flow from operations in the future.

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

     Prior to 2001, our contract renewal rate historically had exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions, together with cancellations by many telecommunications companies. However, for the year ended December 31, 2002, our contract renewal rate increased to 87%.

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

     We applied the new rules on accounting for goodwill and intangible assets deemed to have indefinite lives beginning in the first quarter of 2002. In accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, we completed the initial impairment test of goodwill and indefinite lived intangible assets, which did not indicate an impairment loss. The effect of the new rules decreased amortization expense related to goodwill by approximately $4.2 million for the year ended December 31, 2002 compared to the previous year.

Application of Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Valuation of long-lived and intangible assets and goodwill

     We assess the impairment of long-lived assets, identifiable intangibles and goodwill through our annual impairment tests or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in our market capitalization relative to net book value for a sustained period.

     When we determine that the carrying value may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not reasonably assured, we must establish a valuation allowance. Going forward, we will assess the continued need for the valuation allowance. After we have determined that we will be able to begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, resulting in a benefit to the statement of operations in some future period.

Accounting for employee stock options

     As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. We disclose the required pro forma information in our notes to consolidated financial statements as if the fair value method prescribed by SFAS No. 123 had been applied.

Non-GAAP Financial Measures

     We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures included in quarterly earnings releases, investor conference calls and filings with the Securities and Exchange Commission. These non-GAAP financial measures include: pro forma net income, which we have determined by excluding purchase amortization in cost of revenues, purchase amortization in operating expenses, acquired in-process development and the related income tax benefit from our GAAP net loss; and EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization. We believe the disclosure of pro forma net income and EBITDA helps investors more meaningfully evaluate and compare the results of our ongoing operations from quarter to quarter and from year to year because it more clearly indicates our ongoing operating results, particularly as they relate to our operating cash flows. Management also uses these numbers to internally measure its operating and management performance and uses pro forma net income as one of several criteria to determine the achievement of performance-based cash bonuses. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our pro forma net income and EBITDA. In the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. The following table shows our pro forma net income and our EBITDA reconciled to our GAAP net loss for the indicated periods (in thousands of dollars):

	Year Ended December 31,

	2000	2001	2002

Net loss	$(49,655)	$(20,161)	$(4,784)
Purchase amortization in cost of revenues	4,761	5,398	2,866
Purchase amortization in operating expenses	8,928	7,846	3,600
Acquired in-process development	5,812	0	0
Income tax benefit	(2,045)	(987)	0

Pro forma net income (loss)	$(32,199)	$(7,904)	$1,682

Pro forma net income (loss)	$(32,199)	$(7,904)	$1,682
Depreciation and other amortization	5,119	5,931	5,292
Interest income, net	(3,570)	(1,674)	(763)

EBITDA	$(30,650)	$(3,647)	$6,211

Consolidated Results of Operations

     The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

		Year Ended December 31,

	2000		2001		2002

Revenues	$58,502	100.0%	$72,513	100.0%	$79,363	100.0%
Cost of revenues	30,202	51.6	30,316	41.8	28,012	35.3

Gross margin	28,300	48.4	42,197	58.2	51,351	64.7
Operating expenses:
Selling and marketing	37,644	64.3	23,502	32.4	23,158	29.2
Software development	3,865	6.6	5,137	7.1	5,524	7.0
General and administrative	27,086	46.3	28,438	39.2	24,612	31.0
Purchase amortization	8,928	15.3	7,846	10.8	3,600	4.5
Acquired in-process development	5,812	9.9	0	0	0	0

Total operating expenses	83,335	142.4	64,923	89.5	56,894	71.7

Loss from operations	(55,035)	(94.0)	(22,726)	(31.3)	(5,543)	(7.0)
Other income, net	3,335	5.7	1,578	2.2	759	1.0
Income tax benefit	2,045	3.5	987	1.4	0	0

Net loss	$(49,655)	(84.8)%	$(20,161)	(27.7)%	$(4,784)	(6.0)%

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

     Revenues. Revenues grew 9.4% from $72.5 million in 2001 to $79.4 million in 2002. This growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of services into our existing customer base. Subscription based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

     Gross Margin. Gross margin increased from $42.2 million in 2001 to $51.4 million in 2002. Gross margin as a percentage of revenues increased from 58.2% in 2001 to 64.7% in 2002. The increase in gross margin amount and percentage resulted from revenue growth combined with a reduction in cost of revenues. This reduction was principally due to a $2.5 million decrease in purchase price amortization resulting from the complete amortization of certain identified intangibles assets during the first quarter of 2002. This was somewhat offset by an increase in research personnel costs compared to the same period in 2001.

     Selling and Marketing Expenses. Selling and marketing expenses decreased from $23.5 million in 2001 to $23.2 million in 2002 and decreased as a percentage of revenues from 32.4% in 2001 to 29.2% in 2002. During 2002, we significantly increased the size of our sales force for subscription based information products. Although this growth occurred, selling and marketing expenses decreased during 2002 principally as a result of a reduction in overall operating costs associated with the sales organization, including travel and other personnel costs.

     Software Development Expenses. Software development expenses increased from $5.1 million in 2001 to $5.5 million in 2002 and decreased as a percentage of revenues from 7.1% in 2001 to 7.0% in 2002. The increase in software development expenses reflects development costs for the increased number of products we now support. In addition, these costs reflect the support of internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses decreased from $28.4 million in 2001 to $24.6 million in 2002 and decreased as a percentage of revenues from 39.2% in 2001 to 31.0% in 2002. The decrease in the amount of general and administrative expenses is primarily due to reductions in administrative headcount, communications, consulting, travel costs and outside services during 2002.

     Purchase Amortization. Purchase amortization decreased from $7.8 million in 2001 to $3.6 million in 2002. Purchase amortization decreased primarily due to the adoption of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Standards. The effect of the new rules decreased amortization expense related to goodwill by approximately $4.2 million for 2002 as compared to 2001.

     Other Income, Net. Interest and other income decreased from $1.6 million in 2001 to $759,000 in 2002. This decrease was primarily a result of lower total cash, cash equivalents and short-term investment balances and lower interest rates during the year.

     Income Tax Benefit. Income tax benefit decreased from $987,000 in 2001 to $0 in 2002. This decrease was a result of the reversal of the deferred tax liability incurred in connection with the amortization of identified intangible assets acquired through acquisitions.

Comparison of Year Ended December 31, 2001 and Year Ended December 31, 2000

     Revenues. Revenues grew 23.9% from $58.5 million in 2000 to $72.5 million in 2001. This increase resulted principally from the further penetration of our services in our potential customer base across our national platform, as well as the successful cross selling of products into our existing customer base. Revenue from Comps, acquired in February of 2000, grew from $15.5 million in 2000 to $19.7 million in 2001. Increases in revenue achieved in all major service areas were partially offset by a reduction in CoStar Marketplace electronic advertising revenue, which declined from $1.9 million in 2000 to $1.3 million in 2001.

     Gross Margin. Gross margin increased from $28.3 million in 2000 to $42.2 million in 2001. Gross margin as a percentage of revenues increased from 48.4% in 2000 to 58.2% in 2001. The increase in gross margin amount and percentage resulted from revenue growth combined with the impact of a relatively fixed cost structure for research. As a result of the fixed cost structure, cost of revenues was relatively unchanged from 2000 to 2001. Purchase price amortization included in cost of revenues increased from $4.8 million in 2000 to $5.4 million in 2001.

     Selling and Marketing Expenses. Selling and marketing expenses decreased from $37.6 million in 2000 to $23.5 million in 2001 and decreased as a percentage of revenues from 64.3% in 2000 to 32.4% in 2001. Selling and marketing expenses decreased during 2001 as a result of a substantial reduction in advertising and marketing activities and a reduction in operating costs associated with the sales organization, including communications, travel, recruiting and personnel costs, particularly in the area of electronic advertising.

     Software Development Expenses. Software development expenses increased from $3.9 million in 2000 to $5.1 million in 2001 and increased as a percentage of revenues from 6.6% in 2000 to 7.1% in 2001. The increase in software development expenses reflects development costs for the increased number of products we now support including CoStar COMPS, CoStar Exchange and CoStar Connect, and the increase in support of internal systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $27.1 million in 2000 to $28.4 million in 2001 but decreased as a percentage of revenues from 46.3% in 2000 to 39.2% in 2001. The increase in the amount of general and administrative expenses was primarily due to increased operational expenses associated with the Company’s expanded operations, including office rent expense and increased depreciation of property and equipment, offset partially by a decrease in outside services expenses.

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

Consolidated Quarterly Results of Operations

     The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts):

		2001			2002

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues	$17,354	$18,073	$18,447	$18,639	$19,061	$19,539	$20,075	$20,688
Cost of revenues	7,990	7,516	7,532	7,278	7,096	6,937	6,996	6,983

Gross margin	9,364	10,557	10,915	11,361	11,965	12,602	13,079	13,705
Operating expenses	17,629	16,867	15,728	14,699	13,826	14,083	14,387	14,598

Loss from operations	(8,265)	(6,310)	(4,813)	(3,338)	(1,861)	(1,481)	(1,308)	(893)
Other income (expense), net	575	374	348	281	239	214	183	123
Income tax benefit	41	41	452	453	0	0	0	0

Net loss	$(7,649)	$(5,895)	$(4,013)	$(2,604)	$(1,622)	$(1,267)	$(1,125)	$(770)

Net loss per share - basic and diluted	$(0.49)	$(0.38)	$(0.26)	$(0.17)	$(0.10)	$(0.08)	$(0.07)	$(0.05)

	2001					2002

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

			(As a Percentage of Total Revenue)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.0	41.6	40.8	39.0	37.2	35.5	34.9	33.8

Gross margin	54.0	58.4	59.2	61.0	62.8	64.5	65.1	66.2
Operating expenses	101.6	93.3	85.3	78.9	72.5	72.1	71.6	70.5

Loss from operations	(47.6)	(34.9)	(26.1)	(17.9)	(9.7)	(7.6)	(6.5)	(4.3)
Other income (expense), net	3.3	2.1	1.9	1.5	1.2	1.1	0.9	0.6
Income tax benefit	0.2	0.2	2.4	2.4	0.0	0.0	0.0	0.0

Net loss	(44.1)%	(32.6)%	(21.8)%	(14.0)%	(8.5)%	(6.5)%	(5.6)%	(3.7)%

Recent Acquisitions

     Comps. On February 10, 2000, we acquired all of the outstanding capital stock of Comps, a San Diego based provider of commercial real estate information, for $49.0 million in cash and 2,259,034 shares of the Company’s common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101.4 million for accounting purposes. The purchase price was allocated primarily to cash of $46.6 million, and acquired database technology and other intangibles, which are being amortized over a period of 2 to 10 years. In connection with the purchase of Comps, $5.8 million of the purchase price was allocated to purchased in-process development, and expensed upon acquisition because the technological feasibility of products under development had not been established and no future alternative use existed. The acquired in-process development was analyzed through an independent third-party valuation using the expected cash flow approach.

     First Image Technologies. On November 9, 2000, we completed the acquisition of First Image, the owner of the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers. We acquired all of the outstanding capital stock of First Image for approximately $665,000 in cash and 9,424 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provided for approximately $950,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the sole stockholder of First Image. On June 7, 2002, in consideration of the achievement of one of the operating goals, we issued additional consideration valued at approximately $432,000 consisting of a cash payment of approximately $333,000 and 4,712 shares of common stock. Under the agreement, the sole shareholder has the opportunity to receive additional consideration upon the achievement of the second of the operating goals.

     Real-Net. On September 19, 2002, we acquired certain assets of Portland-based commercial real estate information provider, REAL-NET, in a purchase business combination for $305,000 in cash. The purchase price was allocated primarily to acquired database technology and customer base, which will be amortized over a period of five years.

     Property Intelligence plc. On January 6, 2003, we acquired the share capital of London-based Property Intelligence for the U.S. dollar equivalent of approximately $16.4 million in cash paid to the owners of the share capital and approximately $400,000 in cash, net of exercise proceeds, paid to the option holders of Property Intelligence who simultaneously exercised their options with the closing of the acquisition. The acquisition has been accounted for using purchase accounting. The purchase price was principally allocated to cash and other working capital accounts, database technology, customer base and goodwill. The acquired database technology and customer base will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests. Property Intelligence, whose operations principally consist of FOCUS Information, is a leading provider of information services to the commercial real estate and related business community in the United Kingdom.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash and cash equivalents, cash held for acquisition and short-term investments were $43.5 million at December 31, 2002, an increase of $1.5 million from $42.0 million at December 31, 2001. Our cash and cash equivalents balance was $25.5 million and $30.7 million, and our short term investments balance was $1.6 million and $11.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002, we had $16.4 million of cash allocated for the acquisition of London-based Property Intelligence, which was paid out in conjunction with the closing of this acquisition on January 6, 2003. The increase in cash and cash equivalents, cash held for acquisition and short-term investments in 2002 over 2001 was due principally to cash provided from operating activities and the exercise of stock options offset by $4.0 million in purchases of property and equipment, a cash payment of $333,000 paid in connection with the completion of one of the earn-out provisions relating to the acquisition of First Image and a cash payment of $305,000 in consideration for the acquisition of certain of the assets of REAL-NET.

     Net cash provided by operating activities for the year ended December 31, 2002 was $5.6 million compared to net cash used in operating activities of $4.5 million for the year ended December 31, 2001. This $10.1 million increase in net cash provided by operating activities was principally the result of revenue growth and reductions in operating expenses, both of which contributed to a reduction of our net loss for 2002 compared to 2001.

     Net cash used in investing activities was $11.5 million for the year ended December 31, 2002 compared to net cash used in investing activities of $10.3 million for the year ended December 31, 2001. This increase in net cash used in investing activities during 2002 was principally due to an increase in purchases of property and equipment.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and as of December 31, 2002 had annual commitments for total rent payments ranging from $5.2 million to $450,000 over the next eight years. During the third and fourth quarters of 2002, we completed our planned relocation of our San Diego office and incurred capital expenditures of approximately $1.5 million.

     To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.

     Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

     Although we have experienced net losses to date, we expect to achieve tax basis earnings in 2003. Once we have determined that we will be able to begin utilizing a significant portion of our deferred tax assets, we expect to offset any income tax liability related to our tax basis earnings with our net operating loss carryforwards. In future periods, to the extent we are not able to offset our taxable income by the benefits of our net operating loss carryforwards, we would incur an income tax charge to our consolidated statement of operations.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. We are required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. The enhanced disclosure provisions as defined by SFAS No. 148 are effective now for our year ended December 31, 2002.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma net income, EBITDA, GAAP-basis earnings, tax-basis earnings, cash flow from operations, available cash, amortization expense, intangible asset recovery, earnings per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, products and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You should understand that the following important factors, in addition to those discussed in “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; the Company’s ability to control costs; changes or consolidations within the commercial real estate industry; release of new and upgraded products by the Company or our competitors; data quality; development of our sales force; employee retention; technical problems with our products; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our products.

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

Risk Factors

     Our future profitability is uncertain. To date, we have not recorded an overall operating profit because the investment required for geographic expansion and new services has caused our expenses to exceed our profits. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate revenues that exceed our expenses. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth.

     Our operating results may fluctuate significantly. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, such as: cancellations or non-renewals of our products; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; the timing and success of new service introductions and enhancements; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; our investments in geographic expansion; successful adoption of and training on the Company’s products; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our results of operations, including without limitation, changes requiring us to expense stock options.

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

     Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. Our existing competitors, or potential new competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

     Continued downturn or consolidation in the commercial real estate industry may have an adverse effect on our business. Currently, the commercial real estate industry is in a weakened state, as evidenced by higher vacancy rates and lower leasing activity, rental rates and absorption rates. A depressed commercial real estate market has a negative impact on our core customer base and adversely affects our business. A continuation of the weak commercial real estate business may continue to affect our ability to generate new sales and may lead to more cancellations by our current or future customers, both of which would have a material adverse effect on our revenues and our results of operations. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our services by our customers, reduce the number of our existing clients, reduce the size of our target market, or increase our clients’ bargaining power, all of which would have a material adverse effect on our revenues and results of operations.

     General economic conditions could have an adverse effect on our business. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. The current negative state of the economy, and the commercial real estate industry in particular, has had a negative impact on our business. Any continuation of these negative general economic conditions could adversely affect our business. Additionally, any war in which the United States is involved or any significant terrorist attack is likely to have a dampening effect on the economy in general which could affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. If clients choose to cancel our services as a result of economic conditions, and we do not acquire new clients, our financial position would be adversely affected.

     International expansion may result in new business risks. Our international expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign commercial real estate markets; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we are not able to manage our expanded growth successfully, it could have a material adverse effect on our profitability. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which could adversely affect our financial condition.

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence acquisition, a portion of our business is denominated in the British Pound and as such fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. This currency may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter hedging transactions in the future but we may be unable to enter into these transactions successfully or at all. We cannot predict whether foreign exchange losses will be incurred in the future, and significant foreign exchange fluctuations may have a material adverse effect on our results of operations.

     We may not be able to successfully introduce new products or upgraded products. Our future business and financial success will depend on our ability to continue to introduce new products and upgraded products into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our products and services. Developing new products and upgrades to products imposes heavy burdens on our systems development department, product managers, management and researchers. This process is costly and we cannot assure you that we will be able to successfully develop and enhance our services and products. In addition, successfully launching and selling a new product, such as web-based CoStar Property 8.0, puts pressure on our sales and marketing resources. If we are unable to develop new products or upgrades to our products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products or upgrades to our products, are not successful in marketing and selling these new products or upgrades or our customers fail to accept these new products, it could have a material adverse effect on our results of operations.

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, our business could be harmed. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In addition, we license some of our data, images and technology from public records providers and other third party suppliers to enhance our products and services. If we are unable to enter into licensing agreements with these entities, if the data, images or technology becomes unavailable for any reason, or if the costs for these products rise, we could experience increased costs or less comprehensive data or technology, which could harm our business.

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

     If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash generated from operations of our profitable regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, it would have a material adverse effect on our operations.

     Technical problems that affect our customers’ use or access to our products could have an adverse effect on our business. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our products. If we experience technical problems in distributing our products, we could experience reduced demand for our products. In addition, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

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

     We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database, products and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if any intellectual property claims are adversely determined, this could result in a change to our methodology or products and could have a material adverse result on our financial position and our business.

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

     Litigation in which we become involved or newly-adopted laws and regulations may adversely affect our business. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have sufficient insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any pending claims or future claims are adversely determined, they could have a material adverse effect on our financial position or results of operations. In addition, governments in the United States or abroad could adopt laws that could harm our business, for example, by regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our products less attractive.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2002.

     We have a substantial amount of intangible assets. Although as of December 31, 2002 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

     We did not have significant exposure to foreign currency risk associated with fluctuations in foreign currencies as of December 31, 2002. On January 6, 2003, we acquired the share capital of London-based Property Intelligence. Property Intelligence is a leading provider of information services to the commercial real estate and related business community in the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully or at all.

Item 8. Financial Statements and Supplementary Data

     Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to our Proxy Statement.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, CoStar carried out an evaluation, under the supervision and with the participation of CoStar’s management, including the Chief Executive Officer and the Chief Financial Officer of CoStar, of the effectiveness of the design and operation of CoStar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of CoStar concluded that as of the date of such evaluation, disclosure controls and procedures were effective in timely alerting them to material information relating to CoStar (including its consolidated subsidiaries) required to be included in CoStar’s periodic filings with the Securities and Exchange Commission. We note, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in CoStar’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     (b)     We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 25th day of March, 2003.

COSTAR GROUP, INC

By: /s/ Andrew C. Florance Chief Executive Officer and President

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance and Frank A. Carchedi, and each of them individually, as their true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, herein by ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	March 25, 2003
/s/ Andrew C. Florance	Chief Executive Officer and President, and a Director (Principal Executive Officer)	March 25, 2003
/s/ Frank A. Carchedi	Chief Financial Officer (Chief Financial and Accounting Officer)	March 25, 2003
/s/ David Bonderman	Director	March 25, 2003
/s/ Warren H. Haber	Director	March 25, 2003
/s/ Josiah O. Low, III	Director	March 25, 2003
/s/ Christopher J. Nassetta	Director	March 25, 2003

CERTIFICATIONS

I, Andrew C. Florance, certify that:

1.	I have reviewed this annual report on Form 10-K of CoStar Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ Andrew C. Florance Andrew C. Florance Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

I, Frank A. Carchedi, certify that:

1.	I have reviewed this annual report on Form 10-K of CoStar Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By: /s/ Frank A. Carchedi Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated June 30, 2002).
*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).
*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).
*10.4	Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).
*10.5	Employment Agreement for Larry Dressel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated September 30, 2000).
*10.6	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).
*10.7	Employment Terms for Michael Arabe (filed herewith).
10.8	Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the 1998 Form S-1).
10.9	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 1999).
10.10	Office Building Lease, dated January 31, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14 to the Registration Statement of Comps on Form S-1 (Reg. No. 333-72901) filed with the Commission on April 5, 1999 (the “Comps Form S-1”)).
10.11	First Amendment to Lease, dated March 22, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14.1 to the Comps Form S-1).
10.12	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Auditors (filed herewith).
24.1	Powers of Attorney (Included in the Signature Pages to the Report).
99.1	Additional exhibit — Certification of Chief Executive Officer
99.2	Additional exhibit — Certification of Chief Financial Officer

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COSTAR GROUP, INC

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
CoStar Group, Inc.

     We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in the notes to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

McLean, Virginia
February 13, 2003

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,

	2000	2001	2002

Revenues	$58,502	$72,513	$79,363
Cost of revenues	30,202	30,316	28,012

Gross margin	28,300	42,197	51,351
Operating expenses:
Selling and marketing	37,644	23,502	23,158
Software development	3,865	5,137	5,524
General and administrative	27,086	28,438	24,612
Purchase amortization	8,928	7,846	3,600
Acquired in-process development	5,812	—	—

	83,335	64,923	56,894

Loss from operations	(55,035)	(22,726)	(5,543)
Other income (expense):
Loss on disposal of assets	(181)	(22)	—
Interest expense	(296)	(18)	(4)
Interest income	3,866	1,692	767
Other expense	(54)	(74)	(4)

Loss before income taxes	(51,700)	(21,148)	(4,784)
Income tax benefit	2,045	987	—

Net loss	$(49,655)	$(20,161)	$(4,784)

Net loss per share — basic and diluted	$(3.28)	$(1.29)	$(0.30)

Weighted average outstanding shares	15,137	15,636	15,759

     See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$30,746	$25,546
Cash held for acquisition	—	16,386
Short-term investments	11,256	1,598
Accounts receivable, less allowance for doubtful accounts of approximately $2,483 and $2,452 as of December 31, 2001 and 2002	5,983	6,786
Prepaid expenses and other current assets	957	1,567

Total current assets	48,942	51,883

Property and equipment:
Leasehold improvements	2,488	3,239
Furniture, office equipment and research vehicles	7,289	7,351
Computer hardware and software	13,489	15,968

	23,266	26,558
Accumulated depreciation	(11,390)	(15,510)

	11,876	11,048
Goodwill, net	25,745	26,177
Intangibles and other assets, net	36,726	29,527
Deposits	357	272

Total assets	$123,646	$118,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217	$1,596
Accrued wages and commissions	4,986	4,079
Accrued expenses	4,892	4,449
Deferred revenue	4,532	4,766

Total current liabilities	15,627	14,890

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 15,718 and 15,810 issued and outstanding as of December 31, 2001 and 2002	157	158
Additional paid-in capital	204,567	205,348
Accumulated deficit	(96,705)	(101,489)

Total stockholders’ equity	108,019	104,017

Total liabilities and stockholders’ equity	$123,646	$118,907

     See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 1999	12,967	$130	$146,456	$(26,889)	$119,697
Exercise of stock options	270	3	2,099	—	2,102
Stock issued for acquisitions	2,273	22	54,208	—	54,230
Warrants	35	—	—	—	—
Net loss	—	—	—	(49,655)	(49,655)

Balance at December 31, 2000	15,545	155	202,763	(76,544)	126,374
Exercise of stock options	168	2	1,715	—	1,717
Restricted stock grants issued	5	—	89	—	89
Net loss	—	—	—	(20,161)	(20,161)

Balance at December 31, 2001	15,718	157	204,567	(96,705)	108,019
Exercise of stock options	88	1	695	—	696
Stock issued for acquisitions	5	—	99	—	99
Restricted stock grants retired	(1)	—	(13)	—	(13)
Net loss	—	—	—	(4,784)	(4,784)

Balance at December 31, 2002	15,810	$158	$205,348	$(101,489)	$104,017

     See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2000	2001	2002

Operating activities:
Net loss	$(49,655)	$(20,161)	$(4,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,261	4,915	4,179
Amortization	14,547	14,334	7,608
Acquired in-process development	5,812	—	—
Loss on disposal of assets	181	22	—
Income tax benefit	(2,045)	(987)	—
Provision for losses on accounts receivable	2,313	2,453	2,228
Changes in operating assets and liabilities:
Accounts receivable	(1,330)	(2,288)	(3,001)
Prepaid expenses and other current assets	3,081	(95)	(610)
Deposits	1,188	142	72
Accounts payable and accrued expenses	(1,662)	(2,466)	(336)
Deferred revenue	(3,538)	(417)	218

Net cash provided by (used in) operating activities	(26,847)	(4,548)	5,574

Investing activities:
Purchases and sales of short-term investments	15,046	(8,080)	9,658
Purchases of property and equipment	(11,493)	(2,098)	(4,016)
Other assets	(3,133)	(170)	(421)
Cash held for acquisition	—	—	(16,386)
Acquisitions, net of acquired cash	(3,071)	—	(305)

Net cash used in investing activities	(2,651)	(10,348)	(11,470)

Financing activities:
Payment of long-term liability	(4,531)	—	—
Net proceeds from exercise of stock options	2,102	1,717	696

Net cash provided by (used in) investing activities	(2,429)	1,717	696

Net increase (decrease) in cash and cash equivalents	(31,927)	(13,179)	(5,200)
Cash and cash equivalents at beginning of year	75,852	43,925	30,746

Cash and cash equivalents at end of year	$43,925	$30,746	$25,546

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

REVENUE RECOGNITION

     Revenues from the sales of licenses are recognized on a straight-line basis over the term of the license, which is typically from one to three years. Deferred revenue results from advance cash receipts from customers or amounts billed to customers from the sales of licenses and is recognized over the term of the licenses.

SIGNIFICANT CUSTOMERS

     No single customer accounted for more than 5% of the Company’s revenues as of December 31, 2002. The Company operates solely within one business segment.

COMPREHENSIVE INCOME (LOSS)

     For the years ended December 31, 2000, 2001 and 2002, the Company’s net income (loss) reflects comprehensive income (loss) and accordingly, no additional disclosure is presented.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was $4,028,000, $268,000, and $165,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

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

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net income (loss), as reported	$(49,655)	$(20,161)	$(4,784)
Add: stock-based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,942)	(7,759)	(6,987)

Pro forma net income (loss)	$(57,597)	$(27,920)	$(11,771)

Earnings per share:
Basic — as reported	$(3.28)	$(1.29)	$(0.30)

Basic — pro forma	$(3.81)	$(1.79)	$(0.75)

Diluted — as reported	$(3.28)	$(1.29)	$(0.30)

Diluted — pro forma	$(3.81)	$(1.79)	$(0.75)

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities, substantially all of which are held with two institutions. At December 31, 2002 cash of $1,053,000 was held in accounts to support letters of credit.

SHORT-TERM INVESTMENTS

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. Such securities are held at the lower of cost or market, based on quoted market rates. The Company acquires short-term highly liquid investments from government agencies or corporate obligations with high-quality credit ratings. The weighted average maturities of short-term investments are less than one year. Due to the nature of these short-term investments, cost approximated fair market value at December 31, 2001 and 2002.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Seven years
Research vehicles	Three years
Computer hardware and software	Two to five years

CAPITALIZED PRODUCT DEVELOPMENT COSTS

     Initial costs to develop and produce the Company’s database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the products are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization is approximately $318,000, $239,000 and $260,000 of expense related to the capitalized product development costs for the years ended December 31, 2000, 2001 and 2002, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL, INTANGIBLES AND OTHER ASSETS

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In connection with the adoption of SFAS 142, the Company performed the transitional impairment test during the second quarter of 2002 and concluded that goodwill was not impaired. In addition, the Company completed the annual impairment test during the fourth quarter of 2002 and concluded that goodwill was not impaired.

     As of January 1, 2002, the Company had unamortized goodwill of approximately $25.7 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally two to ten years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. In the aggregate, amortization of goodwill in 2000 and 2001, prior to the adoption of SFAS 142, was approximately $7.2 million and $5.2 million, respectively.

     Acquired technology, customer base and tradename, which are related to the Company’s acquisitions (See Note 3 for discussion of recent acquisitions), are amortized on a straight-line basis over periods ranging from two to ten years. The cost of photography is amortized on a straight-line basis over five years.

LONG-LIVED ASSETS

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

NET LOSS PER SHARE

     Basic loss per share is based on the weighted average shares outstanding during the period. The calculation of diluted loss per share reflects the dilutive effects of outstanding stock and other dilutive common stock equivalents, if any. Diluted loss per share is equal to the basic loss per share as the effect on the calculation of basic loss per share assuming the exercise of common stock equivalents is anti-dilutive.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. The enhanced disclosure provisions as defined by SFAS No. 148 are effective now for our year ended December 31, 2002.

3. ACQUISITIONS

     On February 10, 2000, the Company acquired all of the outstanding capital stock of COMPS.COM, Inc., a San Diego based provider of commercial real estate information, for $49,015,905 in cash and 2,259,034 shares of the Company’s common stock. The acquisition has been accounted for using purchase accounting and has been valued at approximately $101,379,000 for accounting purposes. The purchase price was allocated primarily to cash, goodwill, acquired technology and other intangibles, which is being amortized over a period of 2 to 10 years.

     On November 9, 2000, the Company completed the acquisition of First Image, the owner of the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers. The Company acquired all of the outstanding capital stock of First Image for approximately $665,000 in cash and 9,424 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provided for approximately $950,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the sole stockholder of First Image. On June 7, 2002, in consideration of the achievement of one of the operating goals, the Company issued additional consideration valued at approximately $432,000 consisting of a cash payment of approximately $333,000 and 4,712 shares of common stock. Under the agreement, the sole shareholder has the opportunity to receive consideration upon the achievement of the second of the operating goals.

     On September 19, 2002, the Company acquired certain assets of Portland-based commercial real estate information provider, REAL-NET, for $305,000 in cash. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $320,000 including acquisition expenses. The purchase price was allocated primarily to acquired database technology and customer base, which will be amortized over a period of 5 years.

     The operations of all acquired businesses were included in the Company’s statement of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. GOODWILL

     Goodwill consists of the following (in thousands):

	December 31,

	2001	2002

Goodwill	$36,968	$37,400
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$25,745	$26,177

     On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for goodwill. The results for prior years have not been restated. A reconciliation of previously reported net loss and net loss per share in 2000 and 2001 to the amounts adjusted for exclusion of goodwill amortization net of the related tax effects, including a comparison of net loss and net loss per share in 2002, is as follows (in thousands except per share data):

	Year Ended December 31,

	2000	2001	2002

Net loss, as reported	$(49,655)	$(20,161)	$(4,784)
Goodwill amortization, net of tax	5,147	4,230	0

Adjusted net loss	$(44,508)	$(15,931)	$(4,784)

Basic and diluted net loss per share, as reported	$(3.28)	$(1.29)	$(0.30)
Goodwill amortization, net of tax	0.34	0.27	0.00

Adjusted basic and diluted net less per share	$(2.94)	$(1.02)	$(0.30)

Weighted average common shares	15,137	15,636	15,759

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

	December 31,

	2001	2002

Capitalized product development costs	$1,795	$1,795
Accumulated amortization	(1,173)	(1,433)

	622	362

Building photography	4,643	4,731
Acquired database technology	17,949	18,104
Customer base	31,945	32,111
Tradename	4,198	4,198

	58,735	59,144
Accumulated amortization	(22,631)	(29,979)

	36,104	29,165

Intangibles and other assets, net	$36,726	$29,527

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INTANGIBLES AND OTHER ASSETS (CONTINUED)

     In the aggregate, amortization for intangibles and other assets for future periods is expected to be approximately $8.3 million, $7.2 million, $4.9 million, $4.6 million and $4.6 million for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

6. INCOME TAXES

     The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
Reserve for bad debts	$959	$734
Accrued compensation	1,541	354
Net operating losses	29,000	32,670
Other liabilities	2,310	1,128

Total deferred tax assets	33,810	34,886

Deferred tax liabilities:
Depreciation	(772)	(915)
Product development costs	(240)	(139)
Identified intangibles associated with purchase accounting	(12,225)	(6,767)

Total deferred tax liabilities	(13,237)	(7,821)

Net deferred tax asset	20,573	27,065
Valuation allowance	(20,573)	(27,065)

Net deferred taxes	$—	$—

     A valuation allowance has been established against the related net deferred tax assets due to the uncertainty of realization. The Company’s change in valuation allowance was approximately $880,000 and $6,492,000 during the years ended December 31, 2001 and 2002, respectively. The valuation allowance and net operating losses at December 31, 2002 have been increased to reflect return to accrual adjustments.

     The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Expected federal income tax provision (benefit) at 34%	$(17,578)	$(7,191)	$(1,626)
State income taxes, net of federal benefit	(2,388)	(951)	(253)
Increase in valuation allowance	19,405	6,965	2,111
Expenses not deductible for tax purposes	(1,484)	190	(232)

Deferred income tax benefit	$(2,045)	$(987)	$—

     The Company paid no income taxes in 2000, 2001 or 2002.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. INCOME TAXES (CONTINUED)

     At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $84.6 million, which expire, if unused, from the year 2008 through the year 2022. The tax benefit of approximately $11.6 million of net operating losses related to stock options will be credited to equity when the benefit of these losses is realized through utilization of the net operating loss carryforwards. During 2000, the Company acquired a company that had net operating losses of approximately $19.4 million, which expire, if unused, through the year 2019. The use of these acquired net operating losses is subject to limitations imposed by the Internal Revenue Code.

     During 1999 and 2000, the Company made acquisitions, which were reported using the purchase method of accounting. These acquisitions included identified intangible assets, which in accordance with FAS 109, required deferred taxes and related goodwill to be recorded. Additionally, net operating losses from the acquired companies and the net operating losses from CoStar prior to the acquisition, totaling approximately $39.6 million, were valued in connection with the acquisition. The reversal of these deferred taxes in future periods may result in additions to the valuation allowance and the recording of additional tax expense in accordance with the provisions of SFAS 109, requiring evaluation regarding future realization.

7. COMMITMENTS

     The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $5,595,000, $5,346,000 and $5,500,000, respectively.

     Future minimum lease payments as of December 31, 2002 are as follows (in thousands):

2003	$5,212
2004	4,178
2005	3,903
2006	3,794
2007	3,421
2008 and thereafter	5,764

$26,272

8. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

     The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series.

COMMON STOCK

     The Company has 30,000,000 shares of common stock, $0.01 par value, authorized for issuance. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Year Ended December 31,

	2000	2001	2002

Numerator:
Net loss	$(49,655)	$(20,161)	$(4,784)

Denominator:
Denominator for basic earnings per share — weighted-average shares	15,137	15,636	15,759
Effect of dilutive securities:
Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares	15,137	15,636	15,759

Basic and diluted net loss per share	$(3.28)	$(1.29)	$(0.30)

     The weighted average number of shares does not include stock options and warrants outstanding of 1,716,957, 1,839,719 and 2,097,273 as of December 2000, 2001 and 2002, respectively, as their effect would be anti-dilutive for the periods presented.

10. EMPLOYEE BENEFIT PLANS

Option Plan

     In March 1996 the Company’s predecessor, Realty Information Group, L.P., adopted the 1996 Option and Purchase Plan (the “1996 Plan”), under which 606,000 shares of Common Stock were reserved for issuance upon the exercise of options granted to officers, executive personnel, directors and key employees. Certain options previously granted were included in the 1996 Plan. In connection with the IPO, all of the options granted under the 1996 Plan were replaced with options under the 1998 Plan (as defined below).

     In June 1998 the Company’s Board of Directors adopted the Stock Incentive Plan (the “1998 Plan”) prior to consummation of the IPO. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s Common Stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. EMPLOYEE BENEFIT PLANS

Option Plan (continued)

     Option activity was as follows:

			Weighted
	Number of	Range of	Average
	Shares	Exercise Price	Exercise Price

Outstanding at December 31, 1999	1,352,142		$15.95
Granted	840,950	$20.13-$52.13	$28.43
Exercised	(269,776)	$3.45-$30.00	$8.26
Canceled or expired	(206,359)	$5.63-$49.50	$26.15

Outstanding at December 31, 2000	1,716,957		$22.05
Granted	544,550	$15.06-$29.69	$20.88
Exercised	(167,739)	$3.45-$24.88	$10.24
Canceled or expired	(254,049)	$7.44-$44.75	$26.16

Outstanding at December 31, 2001	1,839,719		$22.20
Granted	577,700	$16.20-$26.25	$20.38
Exercised	(88,281)	$3.45-$23.00	$20.75
Canceled or expired	(231,865)	$16.00-$46.81	$24.98

Outstanding at December 31, 2002	2,097,273		$22.00

Exercisable at December 31, 2002	1,056,709		$21.60

Exercisable at December 31, 2001	847,686		$19.44

Exercisable at December 31, 2000	686,887		$14.59

     For the purposes of the disclosure required by FAS 123, the fair value of each option granted during the years ended December 2000, 2001 and 2002 was $20.44, $18.16 and $15.39, respectively. The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,

	2000	2001	2002

Annual dividends	0%	0%	0%
Expected volatility	87%	100%	75%
Risk-free interest rate	6.3%	5.5%	3.5%
Expected life (in years)	5	5	5

     Pro forma compensation expense for stock option plans would increase our net loss as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

Option Plan (continued)

     The following table summarizes information regarding options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual Life	Average	Number of	Average
Exercise Price	Shares	(In Years)	Exercise Price	Shares	Exercise Price

$ 3.45 - $ 9.00	290,122	5.6	$6.59	290,122	$6.59
$12.63 - $17.86	126,418	8.5	17.19	35,018	16.88
$17.88 - $18.06	252,000	8.4	18.51	63,750	18.05
$18.10 - $20.30	284,783	9.0	19.60	45,133	19.19
$20.40 - $23.06	259,025	8.4	22.27	81,500	22.45
$23.08 - $26.81	234,851	8.0	24.59	90,628	24.68
$26.85 - $30.00	349,750	6.9	29.16	269,725	29.57
$30.75 - $35.13	222,950	7.3	32.06	113,133	31.92
$35.25 - $46.81	75,374	6.7	38.71	66,534	38.95
$52.13 - $52.13	2,000	7.2	52.13	1,166	52.13

	2,097,273	7.6	22.00	1,056,709	21.60

     On September 28, 2001, the Company granted a total of 5,000 shares of restricted stock to the non-employee directors of the Company. The stock grants vest over a four-year period with 25% of the stock vesting on each anniversary of the grant date. The Company recorded $89,800 in deferred compensation expense during the year ended December 31, 2001 in connection with these stock grants. The deferred compensation is calculated at the fair value on the grant date and is being amortized over the vesting period of the restricted stock.

Employee 401(k) Plan

     The Company maintains a defined contribution retirement plan for all eligible employees. Effective January 1, 1997, the Company established a 401(k) Plan (the “401(k)”) to provide retirement benefits for eligible employees. The 401(k) provides for tax deferred contributions of between l% and 100% of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 2000, 2001 and 2002 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2000, 2001, and 2002 were approximately $698,000, $1,209,000 and $1,169,000, respectively.

11. SUBSEQUENT EVENT

     On January 6, 2003, the Company acquired the share capital of London-based Property Intelligence for the U.S. dollar equivalent of approximately $16.4 million in cash paid to the owners of the share capital and approximately $400,000 in cash, net of exercise proceeds, paid to the option holders of Property Intelligence who simultaneously exercised their options with the closing of the acquisition. The acquisition has been accounted for using purchase accounting. The purchase price was principally allocated to cash and other working capital accounts, database technology, customer base and goodwill. The acquired database technology and customer base will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests. Property Intelligence, whose operations principally consist of FOCUS Information, is a leading provider of information services to the commercial real estate and related business community in the United Kingdom.