Form 10-Q
period 2003-03-31
COSTAR GROUP INC
filed 2003-05-14
CIK 1057352

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-24531

CoStar Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bethesda Metro Center, 10th Floor
Bethesda, Maryland 20814
(Address of principal executive offices) (zip code)

(301) 215-8300
(Registrant’s telephone number, including area code)

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
Yes [X] No [ ]

     As of April 30, 2003, there were 15,828,714 shares of registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$22,553	$19,061
Cost of revenues	7,603	7,096

Gross margin	14,950	11,965

Operating expenses:
Selling and marketing	6,569	5,669
Software development	1,700	1,397
General and administrative	6,489	5,867
Purchase amortization	1,112	893

	15,870	13,826

Loss from operations	(920)	(1,861)
Other income, net	77	239

Net loss	$(843)	$(1,622)

Net loss per share — basic and diluted	$(0.05)	$(0.10)

Weighted average outstanding shares	15,814	15,720

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,910	$25,546
Cash held for acquisition	—	16,386
Short-term investments	1,405	1,598
Accounts receivable, less allowance for doubtful accounts of approximately $2,785 and $2,452 as of March 31, 2003 and December 31, 2002	7,123	6,786
Prepaid expenses and other current assets	1,723	1,567

Total current assets	35,161	51,883

Property and equipment	27,406	26,558
Accumulated depreciation	(16,717)	(15,510)

	10,689	11,048

Goodwill, net	36,121	26,177
Intangibles and other assets, net	36,634	29,527
Deposits	280	272

Total assets	$118,885	$118,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,050	$10,124
Deferred revenue	6,505	4,766

Total current liabilities	15,555	14,890

Total stockholders’ equity	103,330	104,017

Total liabilities and stockholders’ equity	$118,885	$118,907

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net loss	$(843)	$(1,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,207	1,045
Amortization	2,060	2,153
Provision for losses on accounts receivable	561	567
Changes in operating assets and liabilities	(1,888)	(2,027)

Net cash provided by operating activities	1,097	116

Investing activities:
Purchases and sales of short-term investments	193	768
Purchases of property and equipment	(681)	(535)
Other assets	(348)	(22)
Cash held for acquisition	16,386	—
Acquisition, net of cash acquired	(17,419)	—

Net cash (used in) provided by investing activities	(1,869)	211

Financing activities:
Net proceeds from exercise of stock options	125	81

Net cash provided by financing activities	125	81

Effect of foreign currency exchange rates on cash and cash equivalents	11	—

Net (decrease) increase in cash and cash equivalents	(636)	408
Cash and cash equivalents at beginning of period	25,546	30,746

Cash and cash equivalents at end of period	$24,910	$31,154

     See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States and the United Kingdom. Based on its unique database, the Company provides information to the commercial real estate and related business community and operates within one reportable business segment. The information in the Company’s database is distributed to its clients under license agreements, which typically range from one to three years in duration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2003 and 2002, the Company’s financial position at March 31, 2003, and the cash flows for the three month periods ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002.

     The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of future financial results.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company incurred a loss included in comprehensive income (loss) of approximately $(68,000) from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the three months ended March 31, 2003. There were no material gains or losses from foreign currency exchange transactions for the three month period ended March 31, 2003.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

     During the three months ended March 31, 2003 and 2002, total comprehensive income (loss) was $(911,000) and $(1,622,000), respectively. As of March 31, 2003, accumulated other comprehensive income (loss) included a loss from foreign currency translation adjustments of approximately $(68,000).

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”) amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss), as reported	$(843)	$(1,622)
Add: stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,603)	(2,136)

Pro forma net income (loss)	$(2,446)	$(3,758)

Earnings per share:
Basic – as reported	$(0.05)	$(0.10)

Basic – pro forma	$(0.15)	$(0.24)

Diluted – as reported	$(0.05)	$(0.10)

Diluted – pro forma	$(0.15)	$(0.24)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. ACQUISITIONS

     On January 6, 2003, the Company acquired the share capital of London-based Property Intelligence plc (“Property Intelligence”) for the U.S. dollar equivalent of approximately $17.4 million, net of cash acquired of approximately $1.4 million. The acquisition has been accounted for using purchase accounting and the purchase price was allocated as follows (in thousands):

Value

Working capital and other tangible assets	$103
Acquired database technology	1,186
Customer base	8,000
Goodwill	9,555

$18,844

The acquired database technology and customer base will be amortized on a straight-line basis over periods of 5 and 10 years, respectively. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

     On February 28, 2003, the second and final earn-out condition relating to the Company’s acquisition of First Image Technologies, Inc. (“First Image”) was satisfied by the sole shareholder of First Image. As a result, the Company recorded an obligation to pay additional purchase consideration valued at approximately $433,000, consisting of a cash payment of approximately $333,000 and the issuance of 4,712 shares of CoStar common stock to such shareholder. This obligation was settled by the Company during April 2003.

4. GOODWILL

     Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill	$47,344	$37,400
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$36,121	$26,177

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

	March 31,	December 31,
	2003	2002

Capitalized product development costs	$1,795	$1,795
Accumulated amortization	(1,483)	(1,433)

	312	362

Building photography	4,750	4,731
Acquired database technology	19,285	18,104
Customer base	40,077	32,111
Tradename	4,198	4,198

	68,310	59,144
Accumulated amortization	(31,988)	(29,979)

	36,322	29,165

Intangibles and other assets, net	$36,634	$29,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as those described from time to time in our other filings with the Securities and Exchange Commission.

     All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission and the consolidated financial statements and related notes included in this Quarterly Report.

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

     We completed our initial public offering in July, 1998, and received net proceeds of approximately $22.7 million. We used those net proceeds primarily to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May, 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”) and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

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

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 U.S. market areas from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 to the present, we have focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability. On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of our operating cost structure is made up of fixed operating costs. During the first quarter of 2003, the Company increased pro forma net income, which represents our net loss in accordance with accounting principles generally accepted in the United States (“GAAP”) after excluding purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit, from $225,000 in the first quarter of 2002 to $972,000 in the first quarter of 2003. In addition, the Company increased EBITDA (earnings before interest, taxes, depreciation and amortization) from $1.3 million in the first quarter of 2002 to $2.4 million in the first quarter of 2003. Also, the Company’s GAAP net loss decreased from $1.6 million in the first quarter 2002 to $843,000 in the first quarter of 2003. Our use of non-GAAP financial measures is discussed later in this section.

     CoStar expects 2003 revenue to grow significantly over 2002 revenue. In addition, we expect 2003 pro forma net income to significantly increase over 2002 pro forma net income and 2003 GAAP net losses to decrease over 2002 GAAP net losses. We also expect to achieve GAAP-basis earnings by the end of 2003. If the Company achieves GAAP-basis earnings, the Company’s diluted net income per share may be lower than its basic net income per share if any of the Company’s outstanding stock options have an exercise price lower than the average market price of our common stock for any period in which we report GAAP net income. If we achieve these results, we believe we can maintain positive cash flow from operations throughout 2003. In addition, we expect to achieve GAAP taxable income in 2003, which may enable us to utilize some of our net operating loss carryforwards. To the extent we are not able to utilize these net operating loss carryforwards, we may incur income tax expense during 2003.

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

     Prior to 2001, our contract renewal rate historically exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions, together with cancellations by many telecommunications companies. However, for the year ended December 31, 2002, our contract renewal rate increased to 87%. For the twelve month period ended March 31, 2003, our contract renewal rate was 87%.

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

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, including quarterly earnings releases, investor conference calls and filings with the Securities and Exchange Commission. These non-GAAP financial measures include: pro forma net income, which we have determined by excluding purchase amortization in cost of revenues, purchase amortization in operating expenses, acquired in-process development and the related income tax benefit from our GAAP net loss; and EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization. We believe the disclosure of pro forma net income and EBITDA helps investors more meaningfully evaluate and compare the results of our ongoing operations from quarter to quarter and from year to year because it more clearly indicates our ongoing operating results, particularly as they relate to our operating cash flows. Management also uses these numbers to internally measure its operating and management performance and uses pro forma net income as one of several criteria to determine the achievement of performance-based cash bonuses. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our pro forma net income and EBITDA. In the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. The following table shows our pro forma net income and our EBITDA reconciled to our GAAP net loss for the indicated periods (in thousands of dollars):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(843)	$(1,622)
Purchase amortization in cost of revenues	703	954
Purchase amortization in operating expenses	1,112	893

Pro forma net income (loss)	$972	$225

Pro forma net income (loss)	$972	$225
Depreciation and other amortization	1,456	1,351
Interest income, net	(78)	(239)

EBITDA	$2,350	$1,337

Comparison of Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002

     Revenues. Revenues grew 18.3% from $19.1 million in the first quarter of 2002 to $22.6 million in the first quarter of 2003. This growth was principally the result of additional revenue from the Property Intelligence acquisition and further penetration of our products in our potential customer base across our national platform, as well as the successful cross-selling of products into our existing customer base. Revenues from our U.K. markets accounted for approximately 7% of revenues for the first quarter of 2003. Subscription-based information products, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange, CoStar Connect and FOCUS, accounted for over 90% of the Company’s revenues.

     Gross Margin. Gross margin increased from $12.0 million in the first quarter of 2002 to $15.0 million in the first quarter of 2003. Gross margin as a percentage of revenues increased from 62.8% in the first quarter of 2002 to 66.3% in first quarter of 2003. The increase in gross margin amount and percentage resulted principally from organic revenue growth from our subscription-based U.S. information products, which was slightly offset by the addition of margins from our U.K. markets averaging approximately 60%. Cost of revenues increased from $7.1 million for the first quarter of 2002 to $7.6 million for the first quarter of 2003 principally due to the addition of cost of revenues from our U.K. markets, which was slightly offset by a decrease in cost of revenues from our U.S. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $5.7 million in the first quarter of 2002 to $6.6 million in the first quarter of 2003 and decreased as a percentage of revenues from 29.7% in first quarter of 2002 to 29.1% in first quarter of 2003. The increase in selling and marketing expenses was primarily due to the addition of approximately $300,000 of selling and marketing expenses from our U.K. markets and increased internal sales training costs in the first quarter of 2003 as compared to the first quarter of 2002.

     Software Development Expenses. Software development expenses increased from $1.4 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003 and increased as a percentage of revenues from 7.3% in the first quarter of 2002 to 7.5% in the first quarter of 2003. This increase was due to the addition of U.K. software development expenses and our continued focus on product enhancements and development as well as the support of internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $5.9 million in the first quarter of 2002 to $6.5 million in the first quarter of 2003 and decreased as a percentage of revenues from 30.8% in the first quarter 2002 to 28.8% in the first quarter of 2003. The increase in the amount of general and administrative expenses was primarily due to an additional $600,000 for U.K. general and administrative expenses.

     Purchase Amortization. Purchase amortization increased from $893,000 in the first quarter of 2002 to $1.1 million in the first quarter of 2003. Purchase amortization increased primarily due to the acquisition of Property Intelligence.

     Other Income, Net. Interest and other income decreased from $239,000 in the first quarter of 2002 to $77,000 in the first quarter of 2003. This decrease was primarily a result of lower total cash, cash equivalents and short-term investment balances and lower interest rates during the quarter.

     Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash and cash equivalents and short-term investments were $26.3 million at March 31, 2003 compared to $43.5 million at December 31, 2002, which included $16.4 million of cash allocated for the acquisition of London-based Property Intelligence. The acquisition closed on January 6, 2003. From December 31, 2002 to March 31, 2003, cash, cash equivalents and short-term investments further decreased by approximately $800,000, principally as a result of the net outlay of cash for the Property Intelligence acquisition and cash purchases of property and equipment totaling $681,000, offset by net cash provided by operating activities of $1.1 million.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $1.1 million compared to net cash provided by operating activities of $116,000 for the three months ended March 31, 2002. The $1.0 million increase in net cash provided by operating activities was principally the result of revenue growth and reductions in U.S. operating expenses, both of which contributed to a reduction of our net loss for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     Net cash used in investing activities was $1.9 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $211,000 for the three months ended March 31, 2002. This $2.1 million increase in net cash used in investing activities during the three months ended March 31, 2003 was principally due to net cash paid for the acquisition of Property Intelligence and a decrease in proceeds received from the sale of short-term investments.

     We have entered into numerous operating leases for office space throughout the country, including our headquarters, and have annual commitments for total rent payments ranging from $5.3 million to $450,000 over the next eight years. We currently have no material commitments for capital expenditures.

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

     Although we have experienced net losses to date, we expect to achieve GAAP taxable income in 2003. Once we have determined that we will be able to begin utilizing a significant portion of our deferred tax assets, we expect to offset any income tax liability related to our GAAP taxable income with our net operating loss carryforwards. In future periods, to the extent we are not able to offset our GAAP taxable income by the benefits of our net operating loss carryforwards, we would incur an income tax charge to our consolidated statement of operations.

     We do not believe that inflation has significantly affected our operations.

Recent Accounting Pronouncements and Developments

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have adopted the disclosure requirements of SFAS 123 and SFAS 148.

     We believe that generally accepted accounting principles in the United States related to stock-based employee compensation may continue to change, with such changes including requiring companies to record stock-based compensation expense using the fair value method for the options granted to employees. Changes in these rules requiring us to record expense related to grants of stock options using the fair value method may reduce our GAAP net income results. Additionally, we are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statement of operations and reduce our GAAP net income.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Quarterly Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma net income, EBITDA, GAAP net income, GAAP-basis earnings, GAAP taxable income, cash flow from operations, available cash, operating costs, amortization expense, intangible asset recovery, earnings per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, products and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Quarterly Report which contain forward-looking statements include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related notes.

     Our forward-looking statements are also identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; the Company’s ability to control costs; changes or consolidations within the commercial real estate industry; release of new and upgraded products by the Company or our competitors; data quality; development of our sales force; employee retention; technical problems with our products; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our products.

     Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

     Our operating results may fluctuate significantly. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, such as: cancellations or non-renewals of our products; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; the timing and success of new service introductions and enhancements; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; our investments in geographic expansion; successful adoption of and training on the Company’s products; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of GAAP net income, including without limitation, changes requiring us to expense stock options.

     We may not be able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our services. The CoStar Property, CoStar Tenant and CoStar COMPS subscription contracts, which generate the largest portion of our revenue, generally range from terms of one to three years. Our clients may decide not to renew or to cancel their agreements as a result of several factors, including without limitation: a decision that they have no further need for our products; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. In addition, if we do not maintain adequate training and support levels, we could experience reduced demand for our services. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues will be adversely affected.

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

     Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

     Continued downturn or consolidation in the commercial real estate industry may have an adverse effect on our business. Currently, the commercial real estate industry is in a weakened state, as evidenced by higher vacancy rates and lower leasing activity, rental rates and absorption rates. A depressed commercial real estate market has a negative impact on our core customer base and adversely affects our business. A continuation of the weak commercial real estate business may continue to affect our ability to generate new sales and may lead to more cancellations by our current or future customers, both of which would have a material adverse effect on our revenues and our results of operations. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which would have a material adverse effect on our revenues and results of operations.

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

     International expansion may result in new business risks. Our international expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign countries; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we are not able to manage our growth successfully, it could have a material adverse effect on our profitability. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which could adversely affect our financial condition.

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence acquisition, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. This currency may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations may have a material adverse effect on our results of operations.

     We may not be able to successfully introduce new products or upgraded products. Our future business and financial success will depend on our ability to continue to introduce new products and upgraded products into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our products and services. Developing new products and upgrades to products imposes heavy burdens on our systems development department, product managers, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services and products. In addition, successfully launching and selling a new product, such as web-based CoStar Property 8.0, puts pressure on our sales and marketing resources. If we are unable to develop new products or upgrades to our products, then our customers may choose a competitive service over ours and our business may be adversely affected. In addition, if we incur significant costs in developing new products or upgrades to our products, are not successful in marketing and selling these new products or upgrades or our customers fail to accept these new products, it could have a material adverse effect on our results of operations.

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

     If we are unable to hire, retain and continue to develop our sales force, it could have a material adverse effect on our business. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of products; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, it could have a material adverse effect on our revenues and expenses.

     Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, our officers and other key employees. Our business requires highly skilled technical, sales, management, web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

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

     Temporary or permanent outages of our computers, software or telecommunications equipment could have an adverse effect on our business. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our products to clients, or to update our products, we could experience reduced demand for our products.

     We may be unable to enforce or defend our ownership and use of intellectual property. The success of our business depends in large part on the intellectual property involved in our methodologies, database, products and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or products and could have a material adverse result on our financial position and our business.

     We may be subject to legal liability for displaying or distributing information. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites or information on our web site supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to liability, which may require us to expend substantial resources and limit the attractiveness of our service to users.

     Litigation in which we become involved or newly-adopted laws and regulations may adversely affect our business. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have sufficient insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any claims are determined against us, they could have a material adverse effect on our financial position or results of operations. In addition, governments in the United States or abroad could adopt laws that could harm our business by for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our products less attractive.

     If we do not generate sufficient cash flows from operations, we may need additional capital. To date, we have financed our operations through cash generated from operations of our profitable regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may not be able to obtain funds on attractive terms. If we require additional funds in the future and are not able to obtain such funds, it could have a material adverse effect on our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiary. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2003, we have an accumulated other comprehensive loss of approximately $68,000 related to a loss from foreign currency translation adjustments.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2003.

     We have a substantial amount of intangible assets. Although as of March 31, 2003 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, CoStar carried out an evaluation, under the supervision and with the participation of CoStar’s management, including the Chief Executive Officer and the Chief Financial Officer of CoStar, of the effectiveness of the design and operation of CoStar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of CoStar concluded that as of the date of such evaluation, CoStar’s disclosure controls and procedures were effective in timely alerting them to material information relating to CoStar (including its consolidated subsidiaries) required to be included in CoStar’s periodic filings with the Securities and Exchange Commission. We note, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any system of internal controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in CoStar’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

     In connection with the acquisition of First Image, the Company issued to Joseph J. Klug, the sole shareholder of First Image, 4,712 shares of CoStar common stock, par value $.01 per share, on April 28, 2003 in consideration for the achievement of the second and final earn-out condition relating to the acquisition of First Image. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2003.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Sec. 1350

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Sec. 1350

     (b)  Reports on Form 8-K

     Current Report on Form 8-K filed April 23, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: May 13, 2003	By:	/s/ Frank A. Carchedi Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Andrew C. Florance, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CoStar Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By: Andrew C. Florance

/s/ Andrew C. Florance Andrew C. Florance Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

I, Frank A. Carchedi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CoStar Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By: Frank A. Carchedi

/s/ Frank A. Carchedi Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)