Form 10-Q
period 2003-06-30
COSTAR GROUP INC
filed 2003-08-14
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [] No [X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     As of July 31, 2003, there were 15,969,254 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$23,174	$19,539	$45,727	$38,600
Cost of revenues	7,716	6,937	15,319	14,033

Gross margin	15,458	12,602	30,408	24,567

Operating expenses:
Selling and marketing	6,397	5,565	12,966	11,234
Software development	1,702	1,385	3,402	2,782
General and administrative	6,669	6,235	13,158	12,102
Purchase amortization	1,113	898	2,225	1,791

	15,881	14,083	31,751	27,909

Loss from operations	(423)	(1,481)	(1,343)	(3,342)
Other income, net	56	214	133	453

Net loss	$(367)	$(1,267)	$(1,210)	$(2,889)

Net loss per share — basic and diluted	$(0.02)	$(0.08)	$(0.08)	$(0.18)

Weighted average outstanding shares —basic and diluted	15,856	15,742	15,835	15,730

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,507	$25,546
Cash held for acquisition	—	16,386
Short-term investments	1,094	1,598
Accounts receivable, less allowance for doubtful accounts of approximately $2,299 and $2,452 as of June 30, 2003 and December 31, 2002	5,859	6,786
Prepaid expenses and other current assets	1,579	1,567

Total current assets	39,039	51,883

Property and equipment	28,027	26,558
Accumulated depreciation	(17,940)	(15,510)

Property and equipment, net	10,087	11,048

Goodwill, net	36,577	26,177
Intangibles and other assets, net	34,997	29,527
Deposits	290	272

Total assets	$120,990	$118,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,884	$10,124
Deferred revenue	5,094	4,766

Total current liabilities	14,978	14,890

Total stockholders’ equity	106,012	104,017

Total liabilities and stockholders’ equity	$120,990	$118,907

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(1,210)	$(2,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,430	2,108
Amortization	4,122	3,937
Provision for losses on accounts receivable	1,152	1,155
Changes in operating assets and liabilities	(1,768)	(2,538)

Net cash provided by operating activities	4,726	1,773

Investing activities:
Purchases and sales of short-term investments	504	(984)
Purchases of property and equipment	(1,290)	(1,579)
Other assets	(349)	(391)
Cash held for acquisition	16,386	—
Acquisition, net of cash acquired	(17,419)	—

Net cash used in investing activities	(2,168)	(2,954)

Financing activities:
Net proceeds from exercise of stock options	2,347	278

Net cash provided by financing activities	2,347	278
Effect of foreign currency exchange rates on cash and cash equivalents	56	—

Net increase (decrease) in cash and cash equivalents	4,961	(903)
Cash and cash equivalents at the beginning of period	25,546	30,746

Cash and cash equivalents at the end of period	$30,507	$29,843

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States and the United Kingdom. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within one reportable business segment. The information services are typically distributed to its clients under subscription-based license agreements which have a minimum term of one year and renew automatically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2003 and 2002, the Company’s financial position at June 30, 2003, and the cash flows for the six months ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002, September 30, 2002 and March 31, 2003.

     The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company realized a gain included in comprehensive income (loss) of approximately $827,000 and $759,000 from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the three and six months ended June 30, 2003, respectively.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation (continued)

There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2003.

Comprehensive Income (Loss)

     During the three and six months ended June 30, 2003 and 2002, total comprehensive income (loss) was $460,000 and $(1,267,000) and $(451,000) and $(2,889,000), respectively. As of June 30, 2003, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $759,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(367)	$(1,267)	$(1,210)	$(2,889)
Add: total stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,377)	(1,482)	(2,980)	(3,618)

Pro forma net loss	$(1,744)	$(2,749)	$(4,190)	$(6,507)

Net loss per share:
Basic — as reported	$(0.02)	$(0.08)	$(0.08)	$(0.18)

Basic — pro forma	$(0.11)	$(0.17)	$(0.26)	$(0.41)

Diluted — as reported	$(0.02)	$(0.08)	$(0.08)	$(0.18)

Diluted — pro forma	$(0.11)	$(0.17)	$(0.26)	$(0.41)

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

$18,844

     The acquired database technology and customer base, which primarily includes acquired customer contracts and the related customer relationships, is being amortized on a straight-line basis over periods of 5 and 10 years, respectively. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

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

4. GOODWILL

Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2003	2002

	(unaudited)
Goodwill	$47,800	$37,400
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$36,577	$26,177

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (dollars in thousands):

			Weighted-
			Average
			Amortization
	June 30,	December 31,	Period
	2003	2002	(in years)

	(unaudited)
Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,534)	(1,433)

Capitalized product development costs, net	261	362

Building photography	4,751	4,731	5
Accumulated amortization	(3,692)	(3,305)

Building photography, net	1,059	1,426

Acquired database technology	19,343	18,104	4
Accumulated amortization	(14,945)	(13,603)

Acquired database technology, net	4,398	4,501

Customer base	40,459	32,111	10
Accumulated amortization	(13,957)	(11,860)

Customer base, net	26,502	20,251

Tradename	4,198	4,198	10
Accumulated amortization	(1,421)	(1,211)

Tradename, net	2,777	2,987

Intangibles and other assets, net	$34,997	$29,527

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

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, analytic information, data integration, property marketing, real estate contact management solutions and industry news.

     We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We used those net proceeds primarily to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999 we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”) and we expect to use the remainder of the proceeds primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/ Fort Worth by acquiring Jamison Research, Inc. In September 1999 we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT!. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003 we established a base in the United Kingdom with our acquisition of London-based Property Intelligence.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of

2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 U.S. market areas from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 to the present, we have focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability. On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of our operating cost structure is made up of fixed operating costs which do not increase directly as a result of revenue growth. During the three and six months ended June 30, 2002 and 2003, we increased pro forma earnings, which represents our net loss in accordance with accounting principles generally accepted in the United States (“GAAP”) after excluding purchase amortization in cost of revenues and in operating expenses, from $256,000 to $1.5 million and from $481,000 to $2.4 million, respectively. In addition, we increased EBITDA (earnings before interest, taxes, depreciation and amortization) for the three and six months ended June 30, 2002 and 2003 from $1.5 million to $2.9 million and from $2.7 million to $5.2 million, respectively. Also, our GAAP net loss decreased for the three and six months ended June 30, 2002 and 2003 from $(1.3) million to $(367,000) and from $(2.9) million to $(1.2) million, respectively. Our use of non-GAAP financial measures is discussed later in this section.

     We expect 2003 revenue to grow significantly over 2002 revenue as a result of additional revenue from Property Intelligence, which we acquired in January 2003, and expected further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. In addition, we expect 2003 pro forma earnings to significantly increase over 2002 pro forma earnings and 2003 GAAP net losses to decrease over 2002 GAAP net losses, each as a result of expected increased revenue growth coupled with a relatively fixed operating cost structure. If we achieve our expected revenue growth and maintain a relatively fixed operating cost structure, we expect to have GAAP-basis net income in the third quarter of 2003. If we achieve these results, we believe we will maintain positive cash flow from operating activities throughout 2003.

     Historically, our calculations of weighted-average shares for basic and diluted net loss per share have been identical because stock options that would have had an anti-dilutive effect on the calculation have been properly excluded from the calculation. If we achieve GAAP-basis net income, our calculation of weighted-average shares for diluted net income per share will include the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for any period we report GAAP-basis net income. As a result, we expect that our diluted net income per share will be lower than our basic net income per share for any period in which we report GAAP-basis net income.

     In addition, we expect to achieve GAAP taxable income in the third quarter of 2003, which may enable us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we may be subject to limitations on their use. In addition, we may be subject to alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we may incur tax expense during the remainder of 2003.

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

     While our services continue to expand, our subscription-based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS and FOCUS services, currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

     Prior to 2001, our contract renewal rate historically exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions, together with cancellations by many telecommunications companies. However, for the year ended December 31, 2002 and for the twelve month period ended June 30, 2003, our contract renewal rate was 87%.

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, including quarterly earnings releases, investor conference calls and filings with the Securities and Exchange Commission. These non-GAAP financial measures include: pro forma earnings, which we have determined by excluding purchase amortization in cost of revenues and in operating expenses, acquired in-process development and the related income tax benefit from our GAAP net loss; and EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies.

     We believe the disclosure of pro forma earnings and EBITDA helps investors more meaningfully evaluate and compare our performance from quarter to quarter and from year to year, and it more clearly indicates our ongoing operating performance. In addition, we believe it is frequently used by investors, securities analysts and others in the evaluation of companies in our industry. Management also uses these numbers to internally measure its operating and management performance and uses pro forma earnings as one of several criteria to determine the achievement of performance-based cash bonuses. Pro forma earnings and EBITDA are not measurements of financial performance under GAAP and should not be considered as measures of liquidity, as alternatives to net income or as indicators of any other measure of performance derived in accordance with GAAP. In addition, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our pro forma earnings and EBITDA. In the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. We believe that net loss is the most directly comparable GAAP measure to pro forma earnings and EBITDA. The following table shows our pro forma earnings and our EBITDA reconciled to our GAAP net loss for the indicated periods (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(367)	$(1,267)	$(1,210)	$(2,889)
Purchase amortization in cost of revenues	704	625	1,407	1,579
Purchase amortization in operating expenses	1,113	898	2,225	1,791

Pro forma earnings	$1,450	$256	$2,422	$481

Pro forma earnings	$1,450	$256	$2,422	$481
Depreciation and other amortization	1,464	1,329	2,920	2,680
Interest income, net	(56)	(214)	(134)	(453)

EBITDA	$2,858	$1,371	$5,208	$2,708

Comparison of Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002

     Revenues. Revenues grew 18.6% from $19.5 million in the second quarter of 2002 to $23.2 million in the second quarter of 2003. This growth was principally the result of additional revenue from the Property Intelligence acquisition and further penetration of our subscription-based information services in our existing and potential customer base across our national platform, as well as the successful cross-selling of our information services into our existing customer base. Revenues from our U.K. markets accounted for approximately 7% of revenues for the second quarter of 2003. Our subscription-based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $12.6 million in the second quarter of 2002 to $15.5 million in the second quarter of 2003. Gross margin percentage also increased from 64.5% to 66.7%. The increase in gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services, which was slightly offset by the addition of margins from our acquired U.K. markets averaging approximately 60%. Cost of revenues increased from $6.9 million for the second quarter of 2002 to $7.7 million for the second quarter of 2003 principally due to the addition of cost of revenues from our acquired U.K. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $5.6 million in the second quarter of 2002 to $6.4 million in the second quarter of 2003 and decreased as a percentage of revenues from 28.5% in the second quarter of 2002 to 27.6% in the second quarter of 2003. The increase in selling and marketing expenses was primarily due to the addition of approximately $300,000 of selling and marketing expenses from our U.K. markets, increased sales personnel costs and increased marketing costs in the second quarter of 2003 as compared to the second quarter of 2002.

     Software Development Expenses. Software development expenses increased from $1.4 million in the second quarter of 2002 to $1.7 million in the second quarter of 2003 and increased as a percentage of revenues from 7.1% in the second quarter of 2002 to 7.3% in the second quarter of 2003. This increase was due to the addition of U.K. software development expenses and our continued focus on service enhancements and development as well as the support of internal information systems to manage our growth.

     General and Administrative Expenses. General and administrative expenses increased from $6.2 million in the second quarter of 2002 to $6.7 million in the second quarter of 2003 and decreased as a percentage of revenues from 31.9% in the second quarter 2002 to 28.8% in the second quarter of 2003. The increase in the amount of general and administrative expenses was primarily due to the addition of approximately $600,000 for U.K. general and administrative expenses, which was slightly offset by a decrease in general and administrative expenses from our U.S. markets.

     Purchase Amortization. Purchase amortization increased from $898,000 in the second quarter of 2002 to $1.1 million in the second quarter of 2003 due to the acquisition of Property Intelligence.

     Other Income, Net. Interest and other income decreased from $214,000 in the second quarter of 2002 to $56,000 in the second quarter of 2003. This decrease was primarily a result of lower total cash, cash equivalents and short-term investment balances due to the acquisition of Property Intelligence and lower interest rates during the quarter.

Comparison of Six Months Ended June 30, 2003 and Six Months Ended June 30, 2002

     Revenues. Revenues grew 18.5% from $38.6 million for the six months ended June 30, 2002 to $45.7 million for the six months ended June 30, 2003. This growth was principally the result of additional revenue from the Property Intelligence acquisition and further penetration of our subscription-based information services in our existing and potential customer base across our national platform, as well as the successful cross-selling of our information services into our existing customer base. Revenues from our U.K. markets accounted for approximately 7% of revenues for the six months ended June 30, 2003. Our subscription-based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $24.6 million for the six months ended June 30, 2002 to $30.4 million for the six months ended June 30, 2003. Gross margin percentage also increased from 63.6% to 66.5%. The increase in gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services, which was slightly offset by the addition of margins from our acquired U.K. markets averaging approximately 60%. Cost of revenues increased from $14.0 million for the six months ended June 30, 2002 to $15.3 million for the six months ended June 30, 2003 principally due to the addition of cost of revenues from our acquired U.K. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $11.2 million for the six months ended June 30, 2002 to $13.0 million for the six months ended June 30, 2003 and decreased as a percentage of revenues from 29.1% to 28.4%. The increase in selling and marketing expenses was primarily due to the addition of approximately $600,000 of selling and marketing expenses from our U.K. markets, increased internal sales training costs, increased sales personnel costs and increased marketing costs for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Software Development Expenses. Software development expenses increased from $2.8 million for the six months ended June 30, 2002 to $3.4 million for the six months ended June 30, 2003 and increased as a percentage of revenues from 7.2% for the six months ended June 30, 2002 to 7.4% for the six months ended June 30, 2003. This increase was due to the addition of U.K. software development expenses and our continued focus on service enhancements and development as well as the support of internal information systems to manage our growth.

     General and Administrative Expenses. General and administrative expenses increased from $12.1 million for the six months ended June 30, 2002 to $13.2 million for the six months ended June 30, 2003 and decreased as a percentage of revenues from 31.4% to 28.8%. The increase in the amount of general and administrative expenses was primarily due to the addition of approximately $1.2 million for U.K. general and administrative expenses, which was slightly offset by a decrease in general and administrative expenses from our U.S. markets.

     Purchase Amortization. Purchase amortization increased from $1.8 million for the six months ended June 30, 2002 to $2.2 million for the six months ended June 30, 2003 due to the acquisition of Property Intelligence.

     Other Income, Net. Interest and other income decreased from $453,000 for the six months ended June 30, 2002 to $133,000 for the six months ended June 30, 2003. This decrease was primarily a result of lower total cash, cash equivalents and short-term investments balances due to the acquisition of Property Intelligence and lower interest rates during the period.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash and cash equivalents and short-term investments were $31.6 million at June 30, 2003 compared to $27.1 million at December 31, 2002. In addition, we had $16.4 million of cash held for acquisition as of December 31, 2002, which was used for the acquisition of Property Intelligence, which closed on January 6, 2003. From December 31, 2002 to June 30, 2003, cash, cash equivalents and short-term investments increased by approximately $4.5 million, principally as a result of net cash provided by operating activities of $4.7 million and proceeds of approximately $2.3 million from stock option exercises to purchase approximately 122,000 shares of common stock, offset by cash purchases of property and equipment totaling $1.3 million and the net outlay of cash for the Property Intelligence acquisition.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $4.7 million compared to net cash provided by operating activities of $1.8 million for the six months ended June 30, 2002. The $2.9 million increase in net cash provided by operating activities was principally due to revenue growth and the resulting growth in gross margin which contributed to a reduction of our net loss for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, and improved collection of accounts receivable during the six months ended June 30, 2003.

     Net cash used in investing activities was $2.2 million for the six months ended June 30, 2003 compared to net cash used in investing activities of $3.0 million for the six months ended June 30, 2002. This $800,000 decrease in net cash used in investing activities during the six months ended June 30, 2003 was principally due to proceeds received from the sale of short-term investments and a decrease in cash purchases of property and equipment, offset by the net cash paid for the acquisition of Property Intelligence.

     We have entered into numerous operating leases for office space throughout the United States, including our headquarters, and in London, and have annual commitments for total rent payments ranging from $5.3 million to $450,000 over the next eight years. In connection with our planned fourth quarter relocation of our U.K. office combined with a substantial upgrade of our U.K. operating equipment, we currently have commitments of approximately $900,000 for capital expenditures and approximately $600,000 for a lease security deposit, which we expect to require cash outlays during the third and fourth quarters of 2003.

     To date, we have grown in part by acquiring other companies, and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make acquisitions.

     Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

     Although we have experienced net losses to date, we expect to achieve GAAP taxable income in the third quarter of 2003, which may enable us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we may be subject to limitations on their use. In addition, we may be subject to alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we may incur tax expense during the remainder of 2003.

     We do not believe that inflation has significantly affected our operations.

Recent Accounting Pronouncements and Developments

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have adopted the disclosure requirements of SFAS 123 and SFAS 148.

     We believe that generally accepted accounting principles in the United States related to stock-based employee compensation may continue to change, with such changes including requiring companies to record stock-based compensation expense using the fair value method for the options granted to employees. Changes in these rules requiring us to record expense related to grants of stock options using the fair value method may reduce our GAAP net income results. Additionally, we are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including, without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statement of operations and reduce our GAAP net income.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Quarterly Report that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma earnings, EBITDA, GAAP net income, GAAP taxable income, cash flow from operations, available cash, operating costs, amortization expense, intangible asset recovery, net income (loss) per share, diluted net income per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, products and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Quarterly Report, which contain forward-looking statements, include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes.

     Our forward-looking statements are also identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to control costs; changes or consolidations within the commercial real estate industry; release of new and upgraded products by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our products; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our products.

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

     Risk Factors

     We have experienced operating losses and our future profitability is uncertain. To date, we have not recorded an overall operating profit because the investment required for geographic expansion and new information services has caused our expenses to exceed our profits. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate revenues that exceed our expenses. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

     Continued downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. Currently, the commercial real estate industry is in a weakened state, as evidenced by higher vacancy rates and lower leasing activity, rental rates and absorption rates. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. A continuation of the weak commercial real estate business may continue to affect our ability to generate new sales and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

     If we are not able to successfully identify and integrate acquisitions, our business operations and financial condition could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future.

Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as recently acquired Property Intelligence plc in the UK; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Future acquisitions that we may pursue could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

     We may not be able to successfully introduce new or upgraded information services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service, such as web-based CoStar Property 8.0, puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and by reducing our profitability.

     General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels and wage and salary levels. The current negative state of the economy, and the commercial real estate industry in particular, has had a negative impact on our business. Any continuation of these negative general economic conditions could adversely affect our business by reducing our revenues and profitability. Additionally, any war in which the United States is involved or any significant terrorist attack is likely to have a dampening effect on the economy in general which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients, our revenues may decline and our financial position would be adversely affected.

     Our stock price may be negatively affected by fluctuations in our operating results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; the timing and success of new service introductions and enhancements; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; our investments in geographic expansion; successful adoption of and training on the Company’s services; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of GAAP net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our operating results, revenues and expenses may cause the market price of our common stock to decline.

     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, our clients may decide not to renew or to cancel their agreements as a result of several factors, including without limitation: a decision that they have no further need for our services; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. In addition, if we do not maintain adequate training and support levels, we could experience reduced demand for our information services. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues or our revenue growth rate may decline.

     If operating costs are higher than we expect, our profitability may be reduced. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, investments in geographic expansion, acquisition costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial condition will be adversely affected.

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

     International expansion may result in new business risks which may reduce our profitability. Our international expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign countries; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments and general managerial resources. If we are not able to manage our growth successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which would reduce our profitability and adversely affect our financial condition.

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence acquisition, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses.

     If we are unable to hire, retain and continue to develop our sales force, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.

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

     Technical problems that affect our customers’ use of or access to our products could lead to reduced demand for our information services. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

     Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information services. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information services to clients, we could experience reduced demand for our information services.

     If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, products and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information services and could reduce our profitability.

     We may be subject to legal liability for displaying or distributing information. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites or information on our web site supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information services to users.

     Litigation in which we become involved or newly-adopted laws and regulations may significantly increase our expenses. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have sufficient insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any claims are determined against us, our profitability could be reduced and our financial position could be adversely affected. In addition, governments in the United States or abroad could adopt laws that could harm our business by, for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our services less attractive.

     If we do not generate sufficient cash flows from operations, we may need additional capital, which may not be accessible at all or on attractive terms. To date, we have financed our operations through cash generated from operations of our profitable regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may not be able to obtain funds on attractive terms. If we require additional funds in the future and are not able to obtain such funds, we may not be able to operate our business as presently conducted, or finance internal or external expansion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiary. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2003, we have an accumulated other comprehensive gain of approximately $759,000 related to a gain from foreign currency translation adjustments.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2003.

     We have a substantial amount of intangible assets. Although as of June 30, 2003 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures

     As of June 30, 2003, CoStar carried out an evaluation, under the supervision and with the participation of CoStar’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CoStar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, CoStar’s disclosure controls and procedures were effective in timely alerting them to material information relating to CoStar (including its consolidated subsidiaries) required to be included in CoStar’s periodic filings with the Securities and Exchange Commission, and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. We note, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and is subject to inherent limitations resulting from the fact that judgments in decision-making can be faulty and breakdowns of the system can occur due to error or mistake. As a result, although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, we cannot assure you that any system of internal controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in CoStar’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, CoStar’s internal control over financial reporting subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 2. Change in Securities

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

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of our stockholders was held on June 18, 2003. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Warren H. Haber, Josiah O. Low, III, and Christopher J. Nassetta. The vote was as follows:

Name	Votes For	Votes Withheld

Michael R. Klein	15,326,042	44,468
Andrew C. Florance	15,326,042	44,468
David Bonderman	15,113,057	257,453
Warren H. Haber	15,113,057	257,453
Josiah O. Low, III	15,113,057	257,453
Christopher J. Nassetta	15,113,057	257,453

     The appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2003 was ratified upon the following vote: For, 14,279,024 shares; against, 1,090,768 shares; and abstain, 718 shares.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed July 23, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
	By:	/s/ Frank A. Carchedi
Date: August 13, 2003		Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)