Form 10-K/A
period 2002-12-31
COSTAR GROUP INC
filed 2003-10-15
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Common Stock ($.01 par value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
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

Explanatory Note

      In connection with CoStar’s planned public offering, the Company’s Registration Statement on Form S-3, Registration No. 333-106769, filed with the Securities and Exchange Commission (SEC) on July 2, 2003, as amended (Registration Statement), was selected for review by the SEC. This review has not resulted in any changes to CoStar’s previously reported financial results. In response to comments received from the SEC, CoStar is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002 (Form 10-K/A), to conform the disclosure in certain items in this report to the disclosure in the Company’s Registration Statement. This Form 10-K/A does not reflect any changes to CoStar’s previously reported financial results.

PART I

Item 1.   Business

     (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)

     CoStar Group, Inc. is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, covering 50 U.S. markets as well as London and the United Kingdom.

     Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Property Intelligence plc, we have extended our offering of comprehensive commercial real estate information to include London and other U.K. markets. We deliver our content to customers via an integrated suite of online service offerings which includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, analytic information, data integration, property marketing, organizational tools for contact and property information and industry news. We have created a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to efficient exchange of accurate information supplied by CoStar. In 2002, we released a major upgrade to our services that integrates each of our principle information services into a single, fully web-based platform.

     We have a number of assets that provide a unique foundation for this multinational platform, including the most comprehensive, proprietary database in the industry; the largest research department in the industry; advanced software and proprietary technology, including a large in-house product development team; a broad suite of web-based information services; and what we believe is the largest number of clients. Our database has been developed and enhanced for more than 15 years by a research department that makes thousands of daily updates to our database. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases.

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

     A large number of parties involved in the commercial real estate and related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:

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

     Data Providers. We license a small portion of our data from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, maps and aerial photographs, all of which enhances various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information services and include what we believe are standard terms, such as a contract term ranging from two to three years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

     In-House Product Development and Information Technology Team. As of March 1, 2003, CoStar had a staff of 79 product development and information technology professionals who focus on developing and creating enhanced services, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar’s comprehensive database and image library. In 2002, the product development team released CoStar Property 8.0, the first fully web-based version of our flagship service that seamlessly integrates our U.S. subscription services and completes the conversion of our services from Windows-based to web-based applications. This group also regularly implements service enhancements, including expanded features and new graphic designs.

     Our information technology team is responsible for developing the infrastructure to appropriately support CoStar’s business and our large and complex database. On an ongoing basis, these professionals develop and modify internal applications and systems to implement efficiencies and controls that ultimately produce quality improvements to the database, including increases to the speed of data collection, quality control review and data delivery. In 2002, the team developed and released an enterprise-wide customer relationship management software application that integrates CoStar sales, research, customer support and accounting information with the management of customer contact histories, client subscriptions and usage, account authentication and client billing. The system also enables us to mine data so as to assess pricing policies, service feature usage and employee productivity.

     We maintain Windows, Unix and Lotus Notes servers to support the database and an internal encrypted VPN network to allow remote researchers real-time access to the database. We store full data back-ups off site.

Services

      Our suite of information services is branded and marketed to our customers. Our services are derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to enhance our existing information services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

     Our various information services are described in detail in the following paragraphs.

     CoStar Property®. CoStar Property, the Company’s flagship service, provides to its subscribers a comprehensive inventory of office and industrial properties in 50 U.S. markets. Commercial real estate professionals use CoStar Property to identify available space for lease, analyze market conditions, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates. In 2002, CoStar released CoStar Property 8.0, a major upgrade to CoStar Property that integrates each of our on-line U.S. subscription services into a single, fully web-based platform. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user-controlled, password-protected extranet (or electronic “file cabinet”) where brokers may share space surveys and deal-related documents online in real time with team members. When used together with CoStar Connect™, CoStar Property enables subscribers to share space surveys and deal-related documents with their clients, accessed through their corporate web site.

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

     CoStar Tenant®. CoStar Tenant is a detailed on-line business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive real estate-related U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the United States and provides updates on lease expirations — one of the service’s key features — as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria. Beginning in 2003, CoStar Tenant subscribers can also obtain credit reports through CoStar Tenant directly from Dun & Bradstreet.

     FOCUS. Our U.K. subsidiary, Property Intelligence plc, offers several services under the trade name FOCUS. The primary service, New FOCUS, is a digital on-line service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. New FOCUS is an entirely web-based service.

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

     CoStar Connect™. CoStar Connect allows commercial real estate firms to license CoStar’s technology and information to market their U.S. property listings on their corporate web sites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates and manages customers’ online property information, providing comprehensive coverage listings and significantly reducing their expense of building the web site content and functionality.

     CoStar Office Report™. The CoStar Office Report provides in-depth current and historical analytic information covering 36 of the major metropolitan office markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions.

     Metropolis™. The Metropolis service is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis service allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar services. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California markets.

     CoStar Marketplace™. CoStar Marketplace provides an on-line means for the commercial real estate and related business community to market their properties and direct their advertising to the appropriate decision makers. Customer benefits from using this advertising service include highly targeted distribution, higher visibility and cost efficiency in delivering advertising materials to targeted audiences.

     CoStar ARES®. CoStar ARES is a leading real estate-related contact management solution and business development tool for commercial real estate professionals. It is a commercial real estate specific add-on to ACT! 6.0, a leading sales software program. As a value-added application, ARES is used as a customizable office-wide repository for contacts, property listings and comparables and provides importing of data from other CoStar subscription services.

     CoStar News™. Our web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2002, we published over 9,600 news stories. Our NewsWire feature keeps clients informed of late-breaking commercial real estate news such as deals signed, acquisitions and groundbreakings.

Clients

     We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. clients that are well known or have the highest annual subscription fees in each of the various categories and also lists U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of March 1, 2003.

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
LNR Property Corp
Hines
Gale Companies
Manulife Financial
Industrial Developments International
Shorenstein Properties
Land Securities — UK
Slough Estates — UK

                        REITS
Equity Office Properties Trust
Trizec Properties, Inc.
Prentiss Properties
Prologis
CarrAmerica
First Industrial Realty Trust
Boston Properties
Vornado Realty Trust

                 Property Managers
Transwestern Property Co.
Lincoln Property Company
PM Realty Group
Osprey Management Company
Leggat McCall Properties
Appraisers, Accountants
Integra
Land America Onestop
Deloitte and Touche
KPMG
Marvin F. Poer
GE Capital Small Business Finance Corp
PGP Valuation
PricewaterhouseCoopers

                Government Agencies
U.S. General Services Administration
County of Los Angeles
Office of Technology Procurement
City of Chicago
Department of Housing and Urban
   Development
Corporation of London — UK

                        Vendors
Turner Construction Company
Cisco Systems
Comcast Cable Communications
Kastle Systems
MWB — UK
Regus — UK

     As of December 31, 2002, no single client accounted for more than 5% of our revenues. Our subscription-based information services currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically.

Sales and Marketing

     As of March 1, 2003, we had 180 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in over 30 field sales offices throughout the United States and in London, England. Our offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing on-going customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front-line responsibility for customer care.

     Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We also place a premium on training new and existing clients on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients. In 2002, we signed multi-year, multi-market renewal agreements with seven major national clients, including Insignia/ESG, CB Richard Ellis, Cushman & Wakefield, Trammell Crow Co., The Staubach Company, GMAC Commercial Mortgage and Marcus & Millichap. These license agreements grant non-exclusive licenses to these companies’ employees to use a variety of our information services. They typically have terms of a minimum of one year, generally renew automatically and require the payment of fixed monthly license fees.

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

     Our customer service and support staff is charged with assisting and training our client base, as well as ensuring high client satisfaction by providing on-going support. We also have a help-line to assist customers with our services.

     Our primary marketing methods include: service demonstrations, face to face networking, direct marketing, communication via our corporate web site and news services, participation in trade show and industry events, print advertising in trade magazines and local business journals, client referrals and CoStar Advisor™, the Company’s newsletter that is distributed to our clients. In 2002, in connection with the launch of CoStar Property 8.0, we conducted presentations throughout the United States where we introduced our new CoStar Property upgrade to thousands of commercial real estate professionals. Direct marketing is the most cost-effective means for us to find prospective clients. Our direct marketing efforts include direct mail, e-mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition

     The market for information services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:

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

     We seek to protect our software’s source code and our database as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, software and other materials. Under current U.S. law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information services we license.

     We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures to discourage and detect unauthorized copying of our intellectual property.

     We have filed trademark applications to register trademarks for a variety of names for the CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant”, “CoStar Exchange” and “CoStar Group”. In addition, we have filed patent applications covering certain of our methodologies and software.

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

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, analytic information, data integration, property marketing, organizational tools for contact and property information and industry news.

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

     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August, 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January, 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September, 1999, we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT! In February, 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November, 2000, we acquired First Image Technologies, Inc. (“First Image”). In September, 2002, we expanded further into Portland, Oregon through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January, 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. The more recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 U.S. market areas from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. During 2001 and 2002, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability. On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of the operating cost structure of the Company is made up of fixed operating costs, which do not increase directly as a result of revenue growth. During 2002, the Company increased EBITDA (net loss before interest, taxes, depreciation and amortization) by $9.8 million from negative EBITDA of $3.6 million in 2001 to positive EBITDA of $6.2 million in 2002. Also, the Company’s net loss in accordance with accounting principles generally accepted in the United States (“GAAP”) decreased from $20.2 million in 2001 to $4.8 million in 2002. Our use of non-GAAP financial measures is discussed later in this section.

     These 2002 results do not include the Property Intelligence acquisition, which was completed on January 6, 2003. By combining Property Intelligence’s operations with CoStar’s operations and our expected organic growth, we expect 2003 revenue to grow significantly over 2002 revenue as a result of additional revenue from Property Intelligence and expected further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. In addition, we expect 2003 EBITDA to significantly increase over 2002 EBITDA and 2003 GAAP net losses to decrease over 2002 GAAP net losses, each as a result of expected increased revenue growth coupled with a relatively fixed operating cost structure. If we achieve our expected revenue growth and maintain a relatively fixed operating cost structure, we expect to have GAAP-basis net income by the end of 2003. If we achieve these results, we believe we will maintain positive cash flow from operating activities throughout 2003.

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

      In addition, we expect to achieve GAAP taxable income by the end of 2003, which may enable us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we may be subject to limitations on their use. In addition, we may be subject to alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we may incur tax expense during 2003.

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

     When we determine that the carrying value of long-lived and identifiable intangible assets may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      Goodwill and identifiable intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the asset’s carrying amount exceeds its fair value.

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

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. These non-GAAP financial measures include: EBITDA, which is our net loss before interest, income taxes, depreciation and amortization; and pro forma earnings, which is our net loss before purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. We disclose pro forma earnings in our earnings releases and investor conference calls. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. In the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

      We view EBITDA and pro forma earnings as operating performance measures and as such we believe that the GAAP financial measure most directly comparable to them is net loss. In calculating EBITDA and pro forma earnings, we exclude from net loss the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA and pro forma earnings are not measurements of financial performance under GAAP and should not be considered as measures of liquidity, as alternatives to net loss or as indicators of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA and pro forma earnings as a substitute for any GAAP financial measure, including net loss. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net loss set forth below and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA and pro forma earnings.

      EBITDA and pro forma earnings are used by management to internally measure our operating and management performance and by investors as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net loss includes significant charges for purchase amortization, depreciation and other amortization. EBITDA and pro forma earnings, which exclude these charges, provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA and pro forma earnings helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA and pro forma earnings are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others regularly rely on EBITDA and pro forma earnings to provide a financial measure by which to compare our operating performance against that of other companies in our industry. Finally, management and the Board of Directors use pro forma earnings as one of several criteria to determine the achievement of performance-based cash bonuses.

      Set forth below are descriptions of the financial items that have been excluded from our net loss to calculate EBITDA and pro forma earnings and the material limitations associated with using these non-GAAP financial measures as compared to net loss:

•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges are indicative of our current operating decisions and changes in our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges are indicative of our current operating decisions and changes in our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges are indicative of our current operating decisions and changes in our operating cost structure.

•	The amount of net interest income and income taxes we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, management does not consider the amount of net interest income or income taxes representative of the day-to-day operating performance of our business.

      Management compensates for the above-described limitations of using non-GAAP measures by only using non-GAAP measures to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

      The following table shows our EBITDA reconciled to our GAAP net loss and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Fiscal Year Ended
	December 31,

	2000	2001	2002

Net loss	$(49,655)	$(20,161)	$(4,784)
Purchase amortization in cost of revenues	4,761	5,398	2,866
Purchase amortization in operating expenses	8,928	7,846	3,600
Depreciation and other amortization	5,119	5,931	5,292
Interest income, net	(3,570)	(1,674)	(763)
Income tax benefit	(2,045)	(987)	—

EBITDA	$(36,462)	$(3,647)	$6,211

Cash flows provided by (used in):
Operating activities	$(26,847)	$(4,548)	$5,574
Investing activities	(2,651)	(10,348)	(11,470)
Financing activities	(2,429)	1,717	696

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

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

     Revenues. Revenues grew 9.4% from $72.5 million in 2001 to $79.4 million in 2002. This growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of services into our existing customer base. Subscription based information services, including CoStar Property, CoStar Tenant, CoStar COMPS, CoStar Exchange and CoStar Connect, continue to account for over 90% of the Company’s revenues.

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

     Selling and Marketing Expenses. Selling and marketing expenses decreased from $23.5 million in 2001 to $23.2 million in 2002 and decreased as a percentage of revenues from 32.4% in 2001 to 29.2% in 2002. During 2002, we significantly increased the size of our sales force for subscription-based information services. Although this growth occurred, selling and marketing expenses decreased during 2002 principally as a result of a reduction in overall operating costs associated with the sales organization, including travel and other personnel costs.

     Software Development Expenses. Software development expenses increased from $5.1 million in 2001 to $5.5 million in 2002 and decreased as a percentage of revenues from 7.1% in 2001 to 7.0% in 2002. The increase in software development expenses reflects development costs for the increased number of services we now support. In addition, these costs reflect the support of internal information systems to manage the Company’s growth.

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

Comparison of Year Ended December 31, 2001 and Year Ended December 31, 2000

     Revenues. Revenues grew 23.9% from $58.5 million in 2000 to $72.5 million in 2001. This increase resulted principally from the further penetration of our services in our potential customer base across our national platform, as well as the successful cross selling of our services into our existing customer base. Revenue from Comps, acquired in February of 2000, grew from $15.5 million in 2000 to $19.7 million in 2001. Increases in revenue achieved in all major service areas were partially offset by a reduction in CoStar Marketplace electronic advertising revenue, which declined from $1.9 million in 2000 to $1.3 million in 2001.

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

     Software Development Expenses. Software development expenses increased from $3.9 million in 2000 to $5.1 million in 2001 and increased as a percentage of revenues from 6.6% in 2000 to 7.1% in 2001. The increase in software development expenses reflects development costs for the increased number of services we now support including CoStar COMPS, CoStar Exchange and CoStar Connect, and the increase in support of internal systems to manage the Company’s growth.

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

     Property Intelligence plc. On January 6, 2003, we acquired the share capital of London-based Property Intelligence for the U.S. dollar equivalent of approximately $16.4 million in cash paid to the owners of the share capital and approximately $400,000 in cash, net of exercise proceeds, paid to the option holders of Property Intelligence who simultaneously exercised their options with the closing of the acquisition. The acquisition has been accounted for using purchase accounting. The purchase price was principally allocated to cash and other working capital accounts, database technology, customer base and goodwill. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. Property Intelligence, whose operations principally consist of FOCUS Information, is a leading provider of information services to the commercial real estate and related business community in the United Kingdom.

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

      Although we have experienced losses to date, we expect to achieve GAAP taxable income by the end of 2003, which may enable us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we may be subject to limitations on their use. In addition, we may be subject to alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we may incur tax expense during 2003.

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

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma earnings, EBITDA, GAAP net income, GAAP taxable income, cash flow from operations, available cash, operating costs, amortization expense, intangible asset recovery, net income (loss) per share, diluted net income per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; the Company’s ability to control costs; changes or consolidations within the commercial real estate industry; release of new and upgraded services by the Company or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

Risk Factors

     We have experienced operating losses and our future profitability is uncertain. To date, we have not recorded an overall operating profit because the investment required for geographic expansion and new information services has caused our expenses to exceed our revenues. Our ability to earn a profit will largely depend on our ability to manage our growth, and to generate revenues that exceed our expenses. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

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

     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, our clients may decide not to renew or to cancel their agreements as a result of several factors, including without limitation: a decision that they have no need for our services; a decision to use alternative products; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. In addition, if we do not maintain adequate training and support levels, we could experience reduced demand for our information services. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues or our revenue growth rate may decline.

     If our operating costs are higher than we expect, our profitability may be reduced. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, selling and marketing costs, investments in geographic expansion, acquisition costs, occupancy costs, communications costs, travel costs, software development costs, outside services costs and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial condition will be adversely affected.

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

     Continued downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. Currently, the commercial real estate industry is in a weakened state, as evidenced by higher vacancy rates and lower leasing activity, rental rates and absorption rates. A depressed commercial real estate market has a negative impact on our core customer base which could decrease demand for our information services. A continuation of the weak commercial real estate business may continue to affect our ability to generate new sales and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

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

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence acquisition, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter hedging transactions in the future but we may be unable to enter into these transactions successfully on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

     We may not be able to successfully introduce new or upgraded information services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service, such as web-based CoStar Property 8.0, puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours, our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and by reducing our profitability.

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

     If we do not generate sufficient cash flows from operations, we may need additional capital, which may not be accessible at all or on attractive terms. To date, we have financed our operations through cash generated from operations of our profitable regions, the sale of our stock and borrowing money. If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional equity securities could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and agree to restrictions that may limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain funds only on unattractive terms. If we require additional funds and are not able to obtain such funds, we may not be able to operate our business as presently conducted, or finance internal or external expansion.

     Technical problems that affect our customers’ use of or access to our services could lead to reduced demand for our information services. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases and legal claims by customers. All these factors could seriously damage our business, operating results and financial condition.

     Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information services. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information services to clients, or to update our services, we could experience reduced demand for our information services.

     If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information services and could reduce our profitability.

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

Item 14. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 15th day of October, 2003.

COSTAR GROUP, INC

By: /s/ Andrew C. Florance Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Capacity	Date

* Michael R. Klein	Chairman of the Board	October 15, 2003
/s/ Andrew C. Florance	Chief Executive Officer and President, and a Director (Principal Executive Officer)	October 15, 2003
/s/ Frank A. Carchedi	Chief Financial Officer (Chief Financial and Accounting Officer)	October 15, 2003
* David Bonderman	Director	October 15, 2003
* Warren H. Haber	Director	October 15, 2003
* Josiah O. Low, III	Director	October 15, 2003
* Christopher J. Nassetta	Director	October 15, 2003

* By: /s/ Andrew C. Florance Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Offer Document by CoStar Limited for the share capital of Property Intelligence plc (Incorporated by reference to Exhibit No. 2 to the Registration Statement of Form S-3 of the Registrant (Reg. No. 333-106769) filed with the Commission on August 14, 2003).
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated June 30, 2002).
*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).
*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).
*10.4	Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).
*10.5	Employment Agreement for Larry Dressel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated September 30, 2000).
*10.6	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).
*10.7	Employment Terms for Michael Arabe (filed previously).
10.8	Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the 1998 Form S-1).
10.9	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 1999).
10.10	Office Building Lease, dated January 31, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14 to the Registration Statement of Comps on Form S-1 (Reg. No. 333-72901) filed with the Commission on April 5, 1999 (the “Comps Form S-1”)).
10.11	First Amendment to Lease, dated March 22, 1999, between Comps, Inc. and Comps Plaza Associates, L.P. (Incorporated by reference to Exhibit 10.14.1 to the Comps Form S-1).
10.12	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).
21.1	Subsidiaries of the Registrant (filed previously).
23.1	Consent of Independent Auditors (filed herewith).
24.1	Powers of Attorney (Included in the Signature Pages to the Report).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REVENUE RECOGNITION

      The Company primarily derives revenues from providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Subscription-based license agreements typically have a minimum term of one year and renew automatically.

      Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed to customers from the sales of subscription licenses and is recognized over the term of the licenses.

COST OF REVENUES

      Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of revenues includes the cost of data from third-party data sources, which is expensed as incurred, and the amortization of acquired database technology.

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

      Internal use software costs are capitalized in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL, INTANGIBLES AND OTHER ASSETS

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In connection with the adoption of SFAS 142, the Company performed the transitional impairment test during the second quarter of 2002 and concluded that goodwill was not impaired. In addition, the Company completed the annual impairment test during the fourth quarter of 2002 and concluded that goodwill was not impaired.

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

     Acquired technology, customer base and tradename are related to the Company’s acquisitions (See Notes 3 and 5). Acquired technology and tradename are amortized on a straight-line basis over periods ranging from two to ten years. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Customer bases that arose from acquisitions prior to July 1, 2001 are amortized on a straight-line basis principally over a period of ten years. Customer bases that arose from acquisitions on or after July 1, 2001 are amortized on a 125% declining balance method over ten years. The cost of photography is amortized on a straight-line basis over five years.

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

5. INTANGIBLES AND OTHER ASSETS

      Intangibles and other assets consists of the following (dollars in thousands):

			Weighted-
			Average
	December 31,		Amortization
			Period
	2001	2002	(in years)

Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,173)	(1,433)

Capitalized product development costs, net	622	362

Building photography	4,643	4,731	5
Accumulated amortization	(2,426)	(3,305)

Building photography, net	2,217	1,426

Acquired database technology	17,949	18,104	4
Accumulated amortization	(10,874)	(13,603)

Acquired database technology, net	7,075	4,501

Customer base	31,945	32,111	10
Accumulated amortization	(8,540)	(11,860)

Customer base, net	23,405	20,251

Tradename	4,198	4,198	10
Accumulated amortization	(791)	(1,211)

Tradename, net	3,407	2,987

Intangibles and other assets, net	$36,726	$29,527

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

11. SUBSEQUENT EVENT

     On January 6, 2003, the Company acquired the share capital of London-based Property Intelligence for the U.S. dollar equivalent of approximately $16.4 million in cash paid to the owners of the share capital and approximately $400,000 in cash, net of exercise proceeds, paid to the option holders of Property Intelligence who simultaneously exercised their options with the closing of the acquisition. The acquisition has been accounted for using purchase accounting. The purchase price was principally allocated to cash and other working capital accounts, database technology, customer base and goodwill. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contacts and the related customer relationship is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. Property Intelligence, whose operations principally consist of FOCUS Information, is a leading provider of information services to the commercial real estate and related business community in the United Kingdom.