Form 10-Q/A
period 2003-06-30
COSTAR GROUP INC
filed 2003-10-15
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

In connection with CoStar’s planned public offering, the Company’s Registration Statement on Form S-3, Registration No. 333-106769, filed with the Securities and Exchange Commission (SEC) on July 2, 2003, as amended (Registration Statement), was selected for review by the SEC. This review has not resulted in any changes to CoStar’s previously reported financial results. In response to comments received from the SEC, CoStar is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Form 10-Q/A), to conform the disclosure in certain items in this report to the disclosure in the Company’s Registration Statement. This Form 10-Q/A does not reflect any changes to CoStar’s previously reported financial results.

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

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had a gain included in comprehensive income (loss) of approximately $827,000 and $759,000 from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the three and six months ended June 30, 2003, respectively.

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

$18,844

     The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of aquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

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

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which has resulted in substantial net losses on an overall basis. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of

2001, we had substantially completed our goal of establishing a national platform of operating regions and service offerings in 50 U.S. market areas from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 to the present, we have focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability. On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of our operating cost structure is made up of fixed operating costs which do not increase directly as a result of revenue growth. During the three and six months ended June 30, 2002 and 2003, we increased EBITDA (net loss before interest, taxes, depreciation and amortization) for the three and six months ended June 30, 2002 and 2003 from $1.5 million to $2.9 million and from $2.7 million to $5.2 million, respectively. Also, our net loss in accordance with accounting principles generally accepted in the United States ("GAAP") decreased for the three and six months ended June 30, 2002 and 2003 from $(1.3) million to $(367,000) and from $(2.9) million to $(1.2) million, respectively. Our use of non-GAAP financial measures is discussed later in this section.

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

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. These non-GAAP financial measures include: EBITDA, which is net loss before interest, income taxes, depreciation and amortization; and pro forma earnings, which is net loss before purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filing with the Securities and Exchange Commission. We disclose pro forma earnings in our earnings releases and investor conference calls. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

      We view EBITDA and pro forma earnings as operating performance measures and as such we believe that the GAAP financial measure most directly comparable to them is net loss. In calculating EBITDA and pro forma earnings, we exclude from net loss the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA and pro forma earnings are not measurements of financial performance under GAAP and should not be considered as measures of liquidity, as alternatives to net loss or as indicators of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA or pro forma earnings as a substitute for any GAAP financial measure, including net loss. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net loss set forth below and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA and pro forma earnings.

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

      The following table shows our EBITDA reconciled to our GAAP net loss and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss	$(1,267)	$(367)	$(2,889)	$(1,210)
Purchase amortization in cost of revenues	625	704	1,579	1,407
Purchase amortization in operating expenses	898	1,113	1,791	2,225
Depreciation and other amortization	1,329	1,464	2,680	2,920
Interest income, net	(214)	(56)	(453)	(134)
Income tax benefit	—	—	—	—

EBITDA	$1,371	$2,858	$2,708	$5,208

Cash flows provided by (used in):
Operating activities	$1,657	$3,629	$1,773	$4,726
Investing activities	(3,165)	(299)	(2,954)	(2,168)
Financing activities	197	2,222	278	2,347

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

Recent Accounting Pronouncements and Developments

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and also establishes fair value as the objective for initial measurement of the costs. We adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows.

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

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Quarterly Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, pro forma earnings, GAAP net income, GAAP taxable income, cash flow from operations, available cash, operating costs, amortization expense, intangible asset recovery, net income (loss) per share, diluted net income per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Quarterly Report, which contain forward-looking statements, include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes.

     Our forward-looking statements are also identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to control costs; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Current Report on Form 8-K furnished on July 23, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
	By:	/s/ Frank A. Carchedi
Date: October 15, 2003		Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)