Form 10-Q
period 2003-09-30
COSTAR GROUP INC
filed 2003-11-13
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-24531

CoStar Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2091509 (I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 10th Floor
Bethesda, Maryland 20814
(Address of principal executive offices) (zip code)

(301) 215-8300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

     As of November 6, 2003, there were 17,582,592 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$24,108	$20,075	$69,835	$58,675
Cost of revenues	7,627	6,996	22,946	21,029

Gross margin	16,481	13,079	46,889	37,646

Operating expenses
Selling and marketing	6,683	5,872	19,650	17,106
Software development	1,729	1,370	5,131	4,152
General and administrative	6,528	6,243	19,685	18,345
Purchase amortization	1,167	902	3,393	2,693

	16,107	14,387	47,859	42,296

Income (loss) from operations	374	(1,308)	(970)	(4,650)
Other income, net	65	183	199	636

Income (loss) before income taxes	439	(1,125)	(771)	(4,014)
Income tax expense	158	—	158	—

Net income (loss)	$281	$(1,125)	$(929)	$(4,014)

Net income (loss) per share — basic	$0.02	$(0.07)	$(0.06)	$(0.25)

Net income (loss) per share — diluted	$0.02	$(0.07)	$(0.06)	$(0.25)

Weighted average outstanding shares — basic	15,981	15,777	15,884	15,747

Weighted average outstanding shares — diluted	16,482	15,777	15,884	15,747

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,294	$25,546
Cash held for acquisition	—	16,386
Short-term investments	12,617	1,598
Accounts receivable, less allowance for doubtful accounts of approximately $2,347 and $2,452 as of September 30, 2003 and December 31, 2002	5,011	6,786
Prepaid expenses and other current assets	1,660	1,567

Total current assets	42,582	51,883

Property and equipment	28,704	26,558
Accumulated depreciation	(18,390)	(15,510)

Property and equipment, net	10,314	11,048

Goodwill	36,678	26,177
Intangibles and other assets, net	32,992	29,527
Deposits	914	272

Total assets	$123,480	$118,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,142	$10,124
Deferred revenue	5,437	4,766

Total current liabilities	15,579	14,890

Total stockholders’ equity	107,901	104,017

Total liabilities and stockholders’ equity	$123,480	$118,907

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(929)	$(4,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,672	3,114
Amortization	6,224	5,799
Provision for losses on accounts receivable	1,706	1,664
Changes in operating assets and liabilities	(1,526)	(2,960)

Net cash provided by operating activities	9,147	3,603

Investing activities:
Purchases and sales of short-term investments	(11,019)	(3,866)
Purchases of property and equipment	(2,740)	(2,882)
Other assets	(367)	(416)
Cash held for acquisition	16,386	—
Acquisition, net of cash acquired	(17,419)	(255)

Net cash used in investing activities	(15,159)	(7,419)

Financing activities:
Net proceeds from exercise of stock options	3,679	566

Net cash provided by financing activities	3,679	566
Effect of foreign currency exchange rates on cash and cash equivalents	81	—

Net decrease in cash and cash equivalents	(2,252)	(3,250)
Cash and cash equivalents at the beginning of period	25,546	30,746

Cash and cash equivalents at the end of period	$23,294	$27,496

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2003 and 2002, the Company’s financial position at September 30, 2003, and the cash flows for the nine months ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2002 and March 31, 2003 and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company incurred a gain included in comprehensive income (loss) of approximately $275,000 and $1.0 million from translation of its foreign subsidiary’s assets

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation (continued)

and liabilities into U.S. dollars for the three and nine months ended September 30, 2003, respectively. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2003, respectively.

Comprehensive Income (Loss)

     During the three months ended September 30, 2003 and 2002, total comprehensive income (loss) was approximately $556,000 and $(1.1) million, respectively. During the nine months ended September 30, 2003 and 2002, total comprehensive income (loss) was approximately $105,000 and $(4.0) million, respectively. As of September 30, 2003, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $1.0 million.

Net Income (Loss) Per Share

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options. Diluted net income (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a net loss as the inclusion of the potential common shares would have an anti-dilutive effect. A reconciliation of the denominator for the computation for diluted net income (loss) per share is not provided since the inclusion of these dilutive securities did not cause basic net income (loss) per share to differ from diluted net income (loss) per share.

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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$281	$(1,125)	$(929)	$(4,014)
Add: total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Add (deduct): total stock-based employee compensation (benefit) expense determined under fair value based method for all awards	404	(1,728)	(2,578)	(5,346)

Pro forma net income (loss)	685	(2,853)	(3,507)	(9,360)

Net income (loss) per share:
Basic — as reported	$0.02	$(0.07)	$(0.06)	$(0.25)

Basic — pro forma	$0.04	$(0.18)	$(0.22)	$(0.59)

Diluted — as reported	$0.02	$(0.07)	$(0.06)	$(0.25)

Diluted — as pro forma	$0.04	$(0.18)	$(0.22)	$(0.59)

3.	ACQUISITIONS

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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	ACQUISITIONS (CONTINUED)

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

4.	GOODWILL

     Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

	(unaudited)
Goodwill	$47,901	$37,400
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$36,678	$26,177

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

			Weighted-
			Average
			Amortization
	September 30,	December 31,	Period
	2003	2002	(in years)

Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,583)	(1,433)

Capitalized product development costs, net	212	362

Building photography	4,769	4,731	5
Accumulated amortization	(3,877)	(3,305)

Building photography, net	892	1,426

Acquired database technology	19,354	18,104	4
Accumulated amortization	(15,535)	(13,603)

Acquired database technology, net	3,819	4,501

Customer base	40,544	32,111	10
Accumulated amortization	(15,147)	(11,860)

Customer base, net	25,397	20,251

Tradename	4,198	4,198	10
Accumulated amortization	(1,526)	(1,211)

Tradename, net	2,672	2,987

Intangibles and other assets, net	$32,992	$29,527

6.	SUBSEQUENT EVENT

     On November 3, 2003, the Company completed a public offering and issued 1,450,000 shares of common stock for $34.25 per share. Total net proceeds of the public offering were approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses. In connection with this follow-on public offering the underwriters have a 30-day option from the date of the offering to purchase up to an additional 217,500 shares of common stock from the Company to cover over-allotments, which may provide the Company with up to an additional $7.0 million of net proceeds.

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

     All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information service platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ websites, analytic information, data integration, property marketing, organizational tools for contact and property information and industry news.

     We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We used those net proceeds primarily to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999 we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”). In November 2003 we completed an additional follow-on public offering and issued 1,450,000 shares of common stock and received net proceeds of approximately $46.5 million. In connection with this follow-on public offering the underwriters have a 30-day option from the date of the offering to purchase up to an additional 217,500 shares of common stock from us to cover over-allotments, which may provide us with up to an additional $7.0 million of net proceeds. We expect to use the remainder of the proceeds from these public offerings primarily for development and distribution of new services, expansion of all existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

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

     Since our inception, the growth of our business has required substantial investments for the expansion of our services throughout the United States, which has resulted in substantial net losses on an overall basis until the third quarter of 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of markets in which we operate. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 to the present, we have focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses, and ultimately, move our business to profitability in accordance with accounting principles generally accepted in the United States (“GAAP”). On an ongoing basis, we believe that the opportunity to continue to grow revenue from our existing platform and services is significant and that a large component of our operating cost structure is made up of fixed operating costs. During the three and nine months ended September 30, 2002 and 2003, we increased EBITDA (net income before interest, taxes, depreciation and amortization) for the three and nine months ended September 30, 2002 and 2003 from $1.6 million to $3.7 million and from $4.3 million to $8.9 million. Also, our GAAP net income increased from a net loss of $(1.1) million for the three months ended September 30, 2002 to net income of $281,000 for the three months ended September 30, 2003. In addition, our net loss decreased for the nine months ended September 30, 2002 to 2003 from $(4.0) million to ($929,000), respectively. Our use of non-GAAP financial measures is discussed later in this section.

     We expect 2003 revenue to grow significantly over 2002 revenue as a result of additional revenue from Property Intelligence, which we acquired in January 2003, and further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of our services into our existing customer base. In addition, we expect 2003 EBITDA to significantly increase over 2002 EBITDA and 2003 GAAP net losses to substantially decrease over 2002 GAAP net losses, each as a result of expected increased revenue growth coupled with a relatively fixed operating cost structure. If we achieve these results, we believe we will maintain positive cash flow from operating activities throughout 2003.

     Historically, our calculations of weighted-average shares for basic and diluted net loss per share have been identical because stock options that would have had an anti-dilutive effect on the calculation have been properly excluded from the calculation. We achieved GAAP-basis net income for the three months ended September 30, 2003 and, as a result our calculation of weighted-average shares for diluted net income per share includes the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the third quarter of 2003. As a result, we expect that our diluted net income per share may be lower than our basic net income per share for any period in which we report GAAP-basis net income.

     In addition, we achieved GAAP taxable income in the third quarter of 2003, which enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. In addition, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions that currently do not recognize portions of these loss carryforwards. As a result, we incurred tax expense of approximately $158,000 during the third quarter of 2003 and expect to incur approximately $150,000 of income tax expense in the fourth quarter of 2003.

     We continue to develop and distribute new services and expand existing services across our U.S. and U.K. markets. The incremental cost of introducing new services and expanding existing services in the future may reduce the profitability of a region or cause it to incur losses. In addition, we may continue our geographic expansion in the United States or we may seek additional international geographic expansion. Any future significant geographic expansion could significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing regions to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate additional losses and negative cash flow from operations in the future.

     While our services continue to expand, our subscription–based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS and FOCUS services, currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

     Prior to 2001, our contract renewal rate historically exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions, together with cancellations by many telecommunications companies. However, for the year ended December 31, 2002 and for the twelve month period ended September 30, 2003, our contract renewal rate was 87%.

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. These non-GAAP financial measures include EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization; and pro forma earnings, which is net income (loss) before purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. We disclose pro forma earnings in our earnings releases and investor conference calls. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

     We view EBITDA and pro forma earnings as operating performance measures and as such we believe that the GAAP financial measure most directly comparable to them is net income (loss). In calculating EBITDA and pro forma earnings, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA and pro forma earnings are not measurements of financial performance under GAAP and should not be considered as measures of liquidity, as alternatives to net income (loss) or as indicators of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA and pro forma earnings as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income (loss) set forth below and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA and pro forma earnings.

     EBITDA and pro forma earnings are used by management to internally measure our operating and management performance and by investors as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net loss includes significant charges for purchase amortization, depreciation and other amortization. EBITDA and pro forma earnings, which exclude all or certain of these charges, provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA and pro forma earnings helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA and pro forma earnings are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others regularly rely on EBITDA and pro forma earnings to provide a financial measure by which to compare our operating performance against that of other companies in our industry. Finally, management and the Board of Directors use pro forma earnings as one of several criteria to determine the achievement of performance-based cash bonuses.

     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and pro forma earnings and the material limitations associated with using these non-GAAP financial measures as compared to net income (loss):

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

     The following table shows our EBITDA reconciled to our GAAP net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$281	$(1,125)	$(929)	$(4,014)
Purchase amortization in cost of revenues	698	641	2,105	2,220
Purchase amortization in operating expenses	1,167	902	3,393	2,693
Depreciation and other amortization	1,481	1,315	4,401	3,995
Interest income, net	(65)	(183)	(199)	(636)
Income tax expense	158	—	158	—

EBITDA	$3,720	$1,550	$8,929	$4,258

Cash flows provided by (used in)
Operating activities	$4,421	$1,830	$9,147	$3,603
Investing activities	(12,991)	(4,465)	(15,159)	(7,419)
Financing activities	1,332	288	3,679	566

Comparison of Three Months Ended September 30, 2003 and Three Months Ended September 30, 2002

     Revenues. Revenues grew 20.1% from $20.1 million in the third quarter of 2002 to $24.1 million in the third quarter of 2003. This growth was the result of additional revenue from the Property Intelligence acquisition and from further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. Revenues from our U.K. markets accounted for approximately 8% of revenues for the third quarter of 2003. Our subscription-based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $13.1 million in the third quarter of 2002 to $16.5 million in the third quarter of 2003. Gross margin percentage also increased from 65.2% to 68.4%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services, which was slightly offset by the addition of margins from our U.K. markets averaging approximately 60%. Cost of revenues increased from $7.0 million for the third quarter of 2002 to $7.6 million for the third quarter of 2003 principally due to the addition of cost of revenues from our U.K. markets, which was offset by a slight decrease in cost of revenues from our U.S. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $5.9 million in the third quarter of 2002 to $6.7 million in the third quarter of 2003 and decreased as a percentage of revenues from 29.3% in the third quarter of 2002 to 27.7% in the third quarter of 2003. The increase in selling and marketing expenses was primarily due to increased marketing expenditures in the third quarter of 2003 as compared to the third quarter of 2002 and the addition of approximately $300,000 of selling and marketing expenses from our U.K. markets.

     Software Development Expenses. Software development expenses increased from $1.4 million in the third quarter of 2002 to $1.7 million in the third quarter of 2003 and increased as a percentage of revenues from 6.8% in the third quarter of 2002 to 7.2% in the second quarter of 2003. This increase was due to the addition of U.K. software development expenses and our continued focus on service enhancements and development as well as the support of internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $6.2 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003 and decreased as a percentage of revenues from 31.1% in the third quarter 2002 to 27.1% in the third quarter of 2003. The increase in the amount of general and administrative expenses was primarily due to an additional $670,000 for U.K. general and administrative expenses, which was partially offset by a decrease in general and administrative expenses from our U.S. markets.

     Purchase Amortization. Purchase amortization increased from $900,000 in the third quarter of 2002 to $1.2 million in the third quarter of 2003 due to the acquisition of Property Intelligence.

     Other Income, Net. Interest and other income decreased from $183,000 in the third quarter of 2002 to $65,000 in the third quarter of 2003. This decrease was primarily a result of lower total cash, cash equivalents and short-term investment balances due to the acquisition of Property Intelligence and lower interest rates during the quarter.

     Income Tax Expense. Income tax expense increased from $0 in the third quarter of 2002 to $158,000 in the third quarter of 2003. This increase is a result of the fact that we achieved GAAP taxable income in the third quarter of 2003, which caused us to incur income tax expense for this period. Our total income tax expense was partially offset through the use of some of our net operating loss carryforwards. Because we are subject to Federal alternative minimum taxes and certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards, we were not able to completely offset our income tax liability through the use of our net operating loss carryforwards.

Comparison Nine Months Ended September 30, 2003 and Nine Months Ended September 30, 2002

     Revenues. Revenues grew 19.0% from $58.7 million for the nine months ended September 30, 2002 to $69.8 million for the nine months ended September 30, 2003. This growth was the result of additional revenue from the Property Intelligence acquisition and from further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. Revenues from our U.K. markets accounted for approximately 8% of revenues for the for the nine months ended September 30, 2003. Subscription-based information services, consisting primarily of CoStar Property, CoStar Tenant, CoStar COMPS, and FOCUS services, currently generate over 90% of the Company’s total revenues.

     Gross Margin. Gross margin increased from $37.6 million for the nine months ended September 30, 2002 to $46.9 million for the nine months ended September 30, 2003. Gross margin percentage also increased from 64.2% to 67.1%. The increase in gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services, which was slightly offset by the addition of margins from our U.K. markets averaging approximately 60%. Cost of revenues increased from $21.0 million for the nine months ended September 30, 2002 to $22.9 million for the nine months ended September 30, 2003 principally due to the addition of cost of revenues from our U.K. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $17.1 million for the nine months ended September 30, 2002 to $19.7 million for the nine months ended September 30, 2003 and decreased as a percentage of revenues from 29.2% to 28.1%. The increase in selling and marketing expenses was primarily due to increased marketing, sales personnel and sales training costs for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 and the addition of approximately $900,000 of selling and marketing expenses from our U.K. markets.

     Software Development Expenses. Software development expenses increased from $4.2 million for the nine months ended September 30, 2002 to $5.1 million for the nine months ended September 30, 2003 and increased as a percentage of revenues from 7.0% for the nine months ended September 30, 2003 to 7.3%. This increase was due to the addition of U.K. software development expenses and our continued focus on service enhancements and development as well as the support of internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $18.3 million for the nine months ended September 30, 2002 to $19.7 million for the nine months ended September 30, 2003 and decreased as a percentage of revenues from 31.3% to 28.2%. The increase in the amount of general and administrative expenses was primarily due to an additional $1.9 million for U.K. general and administrative expenses, which was partially offset by a decrease in general and administrative expenses from our U.S. markets.

     Purchase Amortization. Purchase amortization increased from $2.7 million for the nine months ended September 30, 2002 to $3.4 million for the nine months ended September 30, 2003 due to the acquisition of Property Intelligence.

     Other Income, Net. Interest and other income decreased from $636,000 for the nine months ended September 30, 2002 to $199,000 for the nine months ended September 30, 2003. This decrease was primarily a result of lower total cash, cash equivalents and short-term investments balances due to the acquisition of Property Intelligence and lower interest rates during the period.

     Income Tax Expense. Income tax expense increased from $0 for the nine months ended September 30, 2002 to $158,000 for the nine months ended September 30, 2003. This increase is a result of the fact that we achieved GAAP taxable income for the nine months ended September 30, 2003, which caused us to incur income tax expense for this period. Our total income tax expense was partially offset through the use of some of our net operating loss carryforwards. Because we are subject to Federal alternative minimum taxes and certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards, we were not able to completely offset our income tax liability through the use of our net operating loss carryforwards.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash and cash equivalents and short-term investments were $35.9 million at September 30, 2003 compared to $27.1 million at December 31, 2002. In addition, we had $16.4 million of cash held for acquisition as of December 31, 2002, which was used for the acquisition of Property Intelligence, which closed on January 6, 2003. From December 31, 2002 to September 30, 2003, cash, cash equivalents and short-term investments increased by approximately $8.8 million, principally as a result of the net cash provided by operating activities of $9.1 million and proceeds of approximately $3.7 million from stock option exercises to purchase approximately 195,000 shares of common stock, offset by cash purchases of property and equipment of approximately $2.7 million and the net outlay of cash for the Property Intelligence acquisition.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $9.1 million compared to net cash provided by operating activities of $3.6 million for the nine months ended September 30, 2002. The $5.5 million increase in net cash provided by operating activities was principally due to revenue growth and resulting growth in gross margin which contributed to a reduction of our net loss for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, and improved collection of accounts receivable during the nine months ended September 30, 2003.

     Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2003 compared to net cash used in investing activities of $7.4 million for the nine months ended September 30, 2002. This $7.8 million increase in net cash used in investing activities during the nine months ended September 30, 2003 was principally due to the purchase of $11.0 million of short-term investments and the net cash paid for the acquisition of Property Intelligence.

     In November 2003 we completed a second follow-on public offering and issued 1,450,000 shares of common stock and received net proceeds of approximately $46.5 million. In connection with this follow-on public offering the underwriters have a 30-day option from the date of the offering to purchase up to an additional 217,500 shares of common stock from us to cover over-allotments, which may provide us with up to an additional $7.0 million of net proceeds.

     We have entered into numerous operating leases for office space throughout the United States and in London, which have annual commitments for total rent payments ranging from $5.3 million to $450,000 over the next eight years. In connection with our planned fourth quarter relocation of our U.K. office, combined with a substantial upgrade of our U.K. operating equipment, we incurred approximately $450,000 of capital expenditures in the third quarter of 2003. We currently have remaining commitments of approximately $450,000 for capital expenditures related to our U.K. office relocation, which we expect to require cash outlays during the fourth quarter of 2003.

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

     Although we have experienced net losses to date, we achieved GAAP taxable income in the third quarter of 2003, which enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. In addition, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions that currently do not recognize portions of these loss carryforwards. As a result, we incurred tax expense of approximately $158,000 during the third quarter of 2003 and expect to incur approximately $150,000 of income tax expense during the fourth quarter of 2003.

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

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Quarterly Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2003 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, pro forma earnings, GAAP net income, GAAP taxable income, cash flow from operations, available cash, operating costs, amortization expense, intangible asset recovery, net income (loss) per share, capital and other expenditures, financing plans, capital structure, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Quarterly Report, which contain forward-looking statements, include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk”, and our consolidated financial statements and related notes.

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

     Risk Factors

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, and to generate revenues that exceed our expenses. In addition, our ability to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to maintain profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

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

     If we are not able to successfully identify and integrate acquisitions, our business operations and financial condition could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as recently acquired Property Intelligence in the UK; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Future acquisitions that we may pursue could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

     We may not be able to successfully introduce new or upgraded information services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service, such as CoStar Property Express, puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and by reducing our profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiary. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2003, we have an accumulated other comprehensive gain of approximately $1.0 million related to a gain from foreign currency translation adjustments.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2003.

     We have a substantial amount of intangible assets. Although as of September 30, 2003 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	Confidential Separation Agreement and General Release between Lawrence J. Dressel and CoStar Realty Information, Inc. dated October 13, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Portions of the Current Report on Form 8-K filed on October 15, 2003 under Item 12 have been “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as indicated in such Current Report (SEC File Number 000-24531).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: November 13, 2003	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)