Form 10-K
period 2003-12-31
COSTAR GROUP INC
filed 2004-03-12
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock ($.01 par value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. [ X ]

     Based on the closing price of the common stock on June 30, 2003 on the Nasdaq Stock Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $418.5 million.

     As of March 1, 2004, there were 18,052,769 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

     (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)

     CoStar Group, Inc., a Delaware corporation, is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering 50 U.S. markets as well as London and the United Kingdom.

     Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most comprehensive, timely and standardized information on commercial real estate. As a result of our January 2003 acquisition of Property Intelligence Limited, we have extended our offering of comprehensive commercial real estate information to include London and other U.K. markets. We deliver our content to customers via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing, organizational tools for contact and property information and industry news. We have created a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to efficient exchange of accurate information supplied by CoStar. In 2003, we completed the transition of our subscription-based information services from desktop applications to the fully Web-based technology platform initially released in December 2002.

     We have a number of assets that provide a unique foundation for this multinational platform, including the most comprehensive, proprietary database in the industry; the largest research department in the industry; advanced software and proprietary technology, including a large in-house product development team; a broad suite of web-based information services; and what we believe is the largest number of clients. Our database has been developed and enhanced for more than 16 years by a research department that makes thousands of daily updates to our database. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases.

     Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

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

     A large number of parties involved in the commercial real estate and related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:

•	Sales and leasing brokers
•	Property owners
•	Property managers
•	Design and construction professionals
•	Real estate developers
•	Real estate investment trust managers
•	Investment bankers
•	Commercial bankers
•	Mortgage bankers
•	Mortgage brokers
•	Government agencies’ staff members
•	Mortgage-backed security issuers
•	Appraisers
•	Pension fund managers
•	Reporters
•	Tenant vendors
•	Building services vendors
•	Communications providers
•	Insurance companies’ managers
•	Institutional advisors
•	Investors and asset managers

     The commercial real estate and related business community generally operates in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers and local research companies, collect data on specific markets and develop software to analyze the information they have independently gathered. This highly fragmented methodology has resulted in duplication of effort in the collection and analysis of information, excessive internal cost and the creation of non-standardized data containing varying degrees of accuracy and comprehensiveness, resulting in a formidable information gap.

     The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, over 550 experienced researchers, technological expertise and broad customer base, CoStar believes that it has created such a platform.

CoStar’s Comprehensive Database

     CoStar has spent more than 16 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, demand statistics and digital images.

     As of December 31, 2003, our database of real estate information covered 50 U.S. markets as well as London, England and other parts of the United Kingdom, and contained:

•	More than 27.7 billion square feet of U.S. commercial real estate;
•	Over 1.5 million properties;
•	Over 4.0 billion square feet of space available;
•	Over 57,000 properties for sale;
•	Over 2.9 million tenants occupying commercial real estate space;
•	More than 1.1 million sales transactions valued in the aggregate at over $1 trillion; and
•	Over 1.8 million high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

     This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location
•	Site and zoning information
•	Building characteristics
•	Space availability
•	Tax assessments
•	Ownership
•	Sales and lease comparables
•	Space requirements
•	Mortgage and deed information
•	For-sale information
•	Income and expense histories
•	Tenant names
•	Lease expirations
•	Contact information
•	Historical trends
•	Demographic information

CoStar Research

     We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2003, our researchers drove over one million miles, conducted hundreds of thousands of on-site building inspections, examined tens of millions of public records and interviewed millions of tenants, owners and brokers.

     Research Department. As of December 31, 2003, we employed over 550 commercial real estate research professionals. Our research professionals undergo an extensive training program to maintain consistent research methods and processes. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

     CoStar has an extensive field research effort that permits physical inspection of properties in order to find additional inventory, photograph properties and verify existing information. Some of these researchers use CoStar trucks equipped with Global Positioning Systems, which use satellites to keep track of the truck’s location and pinpoint building locations. Each CoStar truck uses wireless technology to track and transmit field data. A dispatch center in the Company’s Bethesda office manages the entire day-to-day U.S. field operations while using tracking software to monitor each researcher’s progress. As of December 31, 2003, CoStar had 41 trucks used by field researchers in markets throughout the United States. A typical site inspection consists of photographing the building, measuring the building (if necessary), capturing “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to the collection of CoStar’s digital images in our database.

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

     Management and Quality Control Systems. Our research processes include automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors, including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area and expired leases. We also monitor changes to critical fields of information to ensure all information is kept in compliance with our standard definitions and methodology. Our non-automated quality control procedures include:

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

Proprietary Technology

     In-House Product Development and Information Technology Team. As of December 31, 2003, CoStar had a staff of 82 product development and information technology professionals who focus on developing and creating enhanced services, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar’s comprehensive database and image library. In 2003, the product development team released a variety of new services, including CoStar Property Express™, which provides on-demand access to CoStar’s national database of office and industrial properties for lease and for sale, and the first online version of CoStar Professional Directory, which provides CoStar Property Professional™ subscribers with access to detailed contact information for over 300,000 commercial real estate professionals. During 2003, the product development team also completed the transition of our subscription-based information services from desktop applications to the fully Web-based technology platform initially released in December 2002. This group also regularly implements service enhancements, including expanded features and new graphic designs.

     Our information technology team is responsible for developing the infrastructure to appropriately support CoStar’s business and our large and complex database. On an ongoing basis, these professionals develop and modify internal applications and systems to implement efficiencies and controls that produce quality improvements to the database, including increases to the speed of data collection, quality control review and data delivery. The team continues to develop and modify our enterprise-wide customer relationship management software application that integrates CoStar sales, research, customer support and accounting information with the management of customer contact histories, client subscriptions and usage, account authentication and client billing. The system also enables us to mine data so as to assess pricing policies, service feature usage and employee productivity.

     We maintain Windows, Unix and Lotus Notes servers to support the database and an internal encrypted virtual private network to allow remote researchers real-time access to the database. We store full data back-ups off-site.

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

     CoStar Property Professional™. CoStar Property Professional is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial and retail properties in 50 U.S. markets, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user-selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user-controlled, password-protected extranet (or electronic “file cabinet”) where brokers may share space surveys and deal-related documents online in real time with team members. When used together with CoStar Connect®, CoStar Property enables subscribers to share space surveys and deal-related documents with their clients, accessed through their corporate web site. CoStar Property, along with all of CoStar’s other core information services, are delivered solely via the Internet. In 2003, CoStar discontinued its development and support of all previous desktop versions of CoStar Property.

     CoStar Property Express™. CoStar Property Express provides access, on-demand with a credit card or via an annual subscription, to a “light” or scaled-down version of CoStar Property. Commercial real estate professionals use CoStar Property Express to look up and search for-lease and for-sale listings in CoStar’s comprehensive national database. CoStar Property Express provides base-building information, photos, floor plans, maps and a limited number of reports. When accessed on demand with a credit card, customers can perform searches, view properties and print reports during a 24-hour period. With an annual subscription, customers can perform an unlimited number of searches and view and print an unlimited number of listings in the individual markets licensed by their subscription.

     CoStar COMPS Professional™. CoStar COMPS Professional provides comprehensive, national coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations.

     CoStar COMPS Express™. CoStar COMPS Express provides users with immediate, subscription-free access with a credit card to the CoStar COMPS Professional system on a report-by-report basis. Subscribers also use this on-demand service to research comparable sales information outside of their subscription markets.

     CoStar Tenant®. CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive real estate-related U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the United States and provides updates on lease expirations — one of the service’s key features — as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria. CoStar Tenant subscribers can also obtain credit reports through CoStar Tenant directly from D&B®. In 2003, the Company discontinued its development and support of all previous desktop versions of CoStar Tenant.

     FOCUS. Our U.K. subsidiary, Property Intelligence plc, offers several services under the trade name FOCUS. The primary service, New FOCUS, is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. New FOCUS is an entirely web-based service.

     CoStar Exchange®. CoStar Exchange is an online marketplace for buying and selling U.S. commercial properties. The Company believes CoStar Exchange is the only industry database that combines for-sale listings with correlating data on space availability, tenants, comparable sales and digital images, enabling professionals to post and search for properties quickly and efficiently. The information is distributed through a broker-centric model on a secure web-based browser and represents an efficient means for sellers to reach a large pre-qualified audience and for buyers to more effectively identify target properties.

     CoStar Connect™. CoStar Connect allows commercial real estate firms to license CoStar’s technology and information to market their U.S. property listings on their corporate web sites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates and manages customers’ online property information, providing comprehensive listings coverage and significantly reducing their expense of building the web site content and functionality. When used in tandem with CoStar Property Professional, CoStar Connect enables commercial real estate brokers to share surveys and documents online with their clients, accessed through the customer’s company website.

     CoStar Advertising™. In 2004, CoStar released a new advertising service that offers property owners a highly targeted and cost-effective way to market a vacant space directly to the brokers looking for that type of space. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that his ad will appear even when his listing would not be returned in a results set.

     CoStar Professional Directory™. CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for over 300,000 commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations. Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles. Subscribers use CoStar Professional Directory to network with their peers and identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

     CoStar Market Report™. The CoStar Market Report provides in-depth current and historical analytical information covering approximately 40 of the major metropolitan office and industrial markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge, and are available for purchase by nonsubscribers.

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

     CoStar News™. Our web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2003, we published over 8,300 news stories. Our news services keep clients informed of late-breaking commercial real estate news such as major leasing transactions, acquisitions, new construction activity, key industry personnel moves and industry events.

Clients

     We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. clients that are well known or have the highest annual subscription fees in each of the various categories and also lists U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of December 31, 2003.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	GMAC Commercial Mortgage	Jones Lang LaSalle
Colliers	GMAC—U.K.	Prudential
Colliers Conrad Ritblat Erdman — U.K.	Deutsche Bank	Prudential — U.K.
Cushman & Wakefield	Wells Fargo	Metropolitan Life
Cushman & Wakefield Healey & Baker — U.K.	Washington Mutual Wachovia Corporation	Clarion Partners Bear Stearns & Co., Inc.
Trammell Crow Co.	Merrill Lynch	USAA Real Estate Company
Jones Lang LaSalle	World Savings	Morley — U.K.
Jones Lang LaSalle — U.K.	Fannie Mae	Legg Mason
Grubb & Ellis	UBS Warburg — U.K.	Standard Life — U.K.
Marcus & Millichap
The Staubach Company	Owners and developers	Appraisers, Accountants
Newmark & Company Real Estate
CRESA Partners	Hines	Integra
Studley	LNR Property Corp	Deloitte and Touche
Coldwell Banker Commercial	Shorenstein Properties	Land America Onestop
Equis	Gale Companies	Marvin F. Poer
GVA Williams	Manulife Financial	KPMG
Advantis GVA Real Estate Services	Industrial Developments International	GE Capital Small Business Finance Corp
Binswanger	Land Securities — U.K.	PGP Valuation
Carter & Associates / ONCOR Int’l	Slough Estates — U.K.	PricewaterhouseCoopers
United Systems Integrators Corp
Daum Commercial Real Estate	REITS	Government Agencies
Finkelstein Comm Rlty Services
U.S. Equities Realty	Equity Office Properties Trust	U.S. General Services Administration
CMD Realty Investors	Trizec Properties, Inc.	County of Los Angeles
The Garibaldi Group	Prologis	Office of Technology Procurement
Ritchie Commercial	Prentiss Properties	City of Chicago
Mohr Partners	CarrAmerica	Cook County Assessor’s Office
Friedman Real Estate	Boston Properties	U.S. Department of Housing and Urban
GVA Grimley — U.K.	First Industrial Realty Trust	Development
King Sturge — U.K.	Vornado Realty Trust	Corporation of London— U.K.
Knight Frank — U.K.
Donaldsons — U.K.	Property Managers	Vendors
Chestertons — U.K.
FPD Savills — U.K.	Transwestern Property Co.	Turner Construction Company
Atis Real Weatheralls— U.K.	Lincoln Property Company	Kastle Systems
Re/Max	PM Realty Group	Comcast Cable Communications
	Navisys Group	Cisco Systems
	Osprey Management Company	MWB — U.K.
	Leggat McCall Properties	Regus — U.K.

     For the years ended December 31, 2001, 2002 and 2003, no single client accounted for more than 5% of our revenues. Our subscription-based information services currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Please see Note 3 to the Consolidated Financial Statements included herein for the financial information about the Company’s geographic areas.

Sales and Marketing

     As of December 31, 2003, we had 149 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in over 30 field sales offices throughout the United States and in London, England. In 2003, we also began using a centralized inside sales team at our Bethesda, Maryland headquarters that prospects for new clients and performs service demonstrations exclusively by telephone and over the Internet.

     Our local offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing ongoing customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front-line responsibility for customer care.

     Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We also place a premium on training new and existing client personnel on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients. In 2003, we signed multi-year, multi-market renewal agreements with CB Richard Ellis, Jones Lang LaSalle and Colliers International. These license agreements grant non-exclusive licenses to these companies’ employees to use a variety of our information services. They typically have terms of a minimum of one year, generally renew automatically and require the payment of fixed monthly license fees.

     We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. In 2003, we released our CoStar Property Express service, which together with CoStar COMPS Express, offers clients on demand access to CoStar’s database of commercial real estate information without requiring a subscription.

     Our customer service and support staff is charged with assisting and training our client base, as well as ensuring high client satisfaction by providing ongoing customer support.

     Our primary marketing methods include: service demonstrations, face to face networking, direct marketing, communication via our corporate web site and news services, participation in trade show and industry events, print advertising in trade magazines and local business journals, client referrals and CoStar Advisor™, the Company’s newsletter that is distributed to our clients. In 2003, we conducted several focus groups comprised of commercial real estate professionals from various markets within the United States in an effort to garner feedback on how we could improve our services. Direct marketing is the most cost-effective means for us to find prospective clients. Our direct marketing efforts include direct mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition

     The market for information services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:

•	quality and depth of the underlying databases;
•	ease of use, flexibility, and functionality of the software;
•	timeliness of the data;
•	breadth of geographic coverage and services offered;
•	client service and support;
•	perception that the service offered is the industry standard;
•	proprietary nature of methodologies, databases and technical resources;
•	price;
•	effectiveness of marketing and sales efforts;
•	vendor reputation;
•	brand loyalty among customers; and
•	capital resources.

     We compete directly and indirectly for customers with the following categories of companies:

•	publishers and distributors of information services, including regional providers and national print publications, such as Egi, Black’s Guide and Dorey Publishing and Information Services;

•	locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as the Commercial Association of Realtors Data Services, the Association of Industrial Realtors, Commercial Search, LLC and Xceligent;

•	online services or web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Cityfeet.com, Inc., officespace.com, TenantWise, Inc. and LoopNet, Inc.;

•	in-house research departments operated by commercial real estate brokers;

•	consortiums of real estate companies formed to explore opportunities in technology; and

•	public record providers.

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

Employees

     As of December 31, 2003, we employed 853 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

     Our investors relations Internet web site is http://www.costar.com/corporate/investor. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, are available free of charge on our Internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

     Our corporate headquarters are located in Bethesda, Maryland, where we occupy approximately 60,000 square feet of office space under a lease that expires on March 14, 2010.

     In addition to our Bethesda, Maryland facility, our research operations are headquartered in leased spaces in San Diego, California, Cincinnati, Ohio and London, England. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Cranford, New Jersey; Charlotte; Miami; Seattle; Denver; Austin; Dallas; Sacramento; Kansas City; Cleveland; Tustin, California; Tampa; Jacksonville; Indianapolis; Baltimore; Raleigh/Durham; St. Louis; Columbus, Ohio; and Portland, Oregon.

     We believe these facilities are suitable and appropriately support our business needs.

Item 3. Legal Proceedings

     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market®.

	High	Low
Year Ended December 31, 2002
First Quarter	$26.10	$16.01
Second Quarter	$25.34	$19.60
Third Quarter	$24.52	$17.11
Fourth Quarter	$19.49	$15.84
Year Ended December 31, 2003
First Quarter	$22.65	$17.77
Second Quarter	$30.54	$21.27
Third Quarter	$31.90	$26.07
Fourth Quarter	$42.85	$26.89

     As of March 1, 2004, there were 82 holders of record of our common stock. On December 31, 2003, the last sale price reported on the Nasdaq Stock Market® for our common stock was $41.70 per share.

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

     Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2003.

Item 6. Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

     The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2003. The Consolidated Statement of Operations Data shown below for each of the three years ended December 31, 2003 and the Consolidated Balance Sheet Data as of December 31, 2002 and 2003 are derived from audited consolidated financial statements that are included in this report. The Consolidated Statement of Operations Data for each of the years ended December 31, 1999 and 2000 and the Consolidated Balance Sheet Data as of December 31, 1999, 2000 and 2001 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Fiscal Year Ended December 31,
Consolidated Statement of Operations Data:	1999	2000	2001	2002	2003

Revenues	$30,234	$58,502	$72,513	$79,363	$95,105
Cost of revenues	13,244	30,202	30,316	28,012	30,742

Gross margin	16,990	28,300	42,197	51,351	64,363
Operating expenses	32,373	83,335	64,923	56,894	64,361

Income (loss) from operations	(15,383)	(55,035)	(22,726)	(5,543)	2
Other income, net	3,106	3,335	1,578	759	380

Income (loss) before income taxes	(12,277)	(51,700)	(21,148)	(4,784)	382
Income tax expense (benefit)	—	(2,045)	(987)	—	282

Net income (loss)	$(12,277)	$(49,655)	$(20,161)	$(4,784)	$100

Net income (loss) per share — basic and diluted	$(1.05)	$(3.28)	$(1.29)	$(0.30)	$0.01

Weighted average shares outstanding — basic	11,727	15,137	15,636	15,759	16,202

Weighted average shares outstanding — diluted	11,727	15,137	15,636	15,759	16,674

	As of December 31,
Consolidated Balance Sheet Data:	1999	2000	2001	2002	2003

Cash, cash equivalents, cash held for acquisition and short-term investments	$94,074	$47,101	$42,002	$43,530	$97,449
Working capital	89,153	35,601	33,315	36,993	88,207
Total assets	136,905	145,871	123,646	118,907	183,900
Total liabilities	17,208	19,497	15,627	14,890	15,531
Stockholders’ equity	119,697	126,374	108,019	104,017	168,369

	As of December 31,
Other Operating Data:	1999	2000	2001	2002	2003

Markets covered by database	41	51	50	50	51
Number of subscription client sites	3,612	5,407	6,356	6,907	8,582
Billions of square feet in database	15.6	21.7	23.0	25.0	27.7
Buildings in database	334,917	864,920	950,000	1,033,000	1,521,000
Images in database	349,526	968,316	1,300,000	1,500,000	1,805,000

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

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department and the most clients in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing, organizational tools for contact and property information and industry news.

     We completed our initial public offering in July 1998, and received net proceeds of approximately $22.7 million. We used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”). In November 2003, we completed an additional follow-on public offering and issued 1,667,500 shares of common stock and received net proceeds of approximately $53.5 million. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

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

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of regions in which we operate. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 through 2003, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”). During 2003, our GAAP net income increased from a net loss of $4.8 million for the year ended December 31, 2002 to net income of $100,000 for the year ended December 31, 2003. In addition, we increased EBITDA (net income before interest, taxes, depreciation and amortization) by $7.0 million from $6.2 million in 2002 to $13.2 million in 2003. Our use of non-GAAP financial measures is discussed later in this section.

     Beginning in 2004, we plan to further expand into 21 new metropolitan markets throughout the United States as well as expand the geographical boundaries of many of our existing U.S. markets. The field research phase of this expansion is expected to start in the second quarter of 2004. We generally have not experienced this type of internal geographic expansion since 2000. Although we believe that a large component of our current operating cost structure is made up of fixed operating costs, our planned 2004 expansion will cause our cost structure to escalate in advance of revenues in these 21 new metropolitan markets, as we invest in future revenue growth opportunities for 2005 and beyond. In addition, the incremental costs of introducing new services in an existing market or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of an existing market prior to release of the additional service offerings or increasing market coverage.

     We expect 2004 revenue to grow significantly over 2003 revenue as a result of expected further penetration of our services in our potential customer base across our platform, as well as the successful cross-selling of our services into our existing customer base. In addition, we expect 2004 EBITDA to significantly increase over 2003 EBITDA and 2004 GAAP net income to significantly increase over 2003 GAAP net income, each as a result of expected increased revenue growth coupled with a relatively fixed operating cost structure. If we achieve our expected revenue growth and maintain a relatively fixed operating cost structure, we believe we will maintain positive cash flow from operating activities throughout 2004.

     Historically, our calculations of weighted-average outstanding shares for basic and diluted net loss per share have been identical because stock options that would have had an anti-dilutive effect on the calculation have been properly excluded from the calculation. We achieved GAAP-basis net income for the year ended December 31, 2003, and as a result our calculation of weighted-average outstanding shares for diluted net income per share includes the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the year ended December 31, 2003. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report GAAP-basis net income due to the dilutive effect of outstanding stock options. In addition, our calculation of weighted-average outstanding shares for basic and diluted net income per share for 2003 included the effect of the weighted-average outstanding shares related to our November 2003 follow-on public offering in which we issued approximately 1.7 million shares of our common stock. As a result of this share issuance, we expect our calculation of weighted-average outstanding shares for basic and diluted net income per share for 2004 to significantly increase compared to our calculation of weighted-average outstanding shares for basic and diluted net income per share for 2003.

     In addition, we achieved taxable income in the third and fourth quarters of 2003, which enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. In addition, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred income tax expense for the year ended December 31, 2003 and expect to incur income tax expense in the future.

     We continue to develop and distribute new services, expand existing services across our U.S. and U.K. markets and expand the geographic boundaries of our current markets. The incremental cost of introducing new services, expanding existing services, or expanding geographic boundaries in the future may reduce the profitability of a region or cause it to incur losses. In addition to our planned geographic expansion into 21 new metropolitan markets throughout the United States, we may continue further geographic expansion in the United States or we may seek additional international geographic expansion. Any future significant geographic expansion could also significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing regions to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

     While our services continue to expand, our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

     Prior to 2001, our contract renewal rate historically had exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions. Subsequent to 2001, our contract renewal rate has been increasing and for the year ended December 31, 2003, our contract renewal rate was 88%.

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

Valuation of long-lived and intangible assets and goodwill

     We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. These non-GAAP financial measures include: EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization; and pro forma earnings, which is our net income (loss) before purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. We disclose pro forma earnings in our earnings releases and investor conference calls. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose other non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

     EBITDA and pro forma earnings are used by management to internally measure our operating and management performance and by investors as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 16 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) includes significant charges for purchase amortization, depreciation and other amortization. EBITDA and pro forma earnings, which exclude these charges, provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA and pro forma earnings helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA and pro forma earnings are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others regularly rely on EBITDA and pro forma earnings to provide a financial measure by which to compare our operating performance against that of other companies in our industry. Finally, management and the Board of Directors use pro forma earnings as one of several criteria to determine the achievement of performance-based cash bonuses.

     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and pro forma earnings and the material limitations associated with using these non-GAAP financial measures as compared to net income (loss):

•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income and income taxes we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, management does not consider the amount of net interest income or income taxes representative of the day-to-day operating performance of our business.

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

The following table shows our EBITDA reconciled to our GAAP net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Fiscal Year Ended December 31,
	2001	2002	2003
Net income (loss)	$(20,161)	$(4,784)	$100
Purchase amortization in cost of revenues	5,398	2,866	2,777
Purchase amortization in operating expenses	7,846	3,600	4,487
Depreciation and other amortization	5,931	5,292	5,907
Interest income, net	(1,674)	(763)	(381)
Income tax expense	(987)	—	282

EBITDA	$(3,647)	$6,211	$13,172

Cash flows provided by (used in)
Operating activities	$(4,548)	$5,574	$13,550
Investing activities	(10,348)	(11,470)	(65,521)
Financing activities	1,717	696	61,759

Consolidated Results of Operations

     The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Fiscal Year Ended December 31,
	2001		2002		2003
Revenues	$72,513	100.0%	$79,363	100.0%	$95,105	100.0%
Cost of revenues	30,316	41.8	28,012	35.3	30,742	32.3

Gross margin	42,197	58.2	51,351	64.7	64,363	67.7
Operating expenses:
Selling and marketing	23,502	32.4	23,158	29.2	26,537	27.9
Software development	5,137	7.1	5,524	7.0	6,886	7.3
General and administrative	28,438	39.2	24,612	31.0	26,451	27.8
Purchase amortization	7,846	10.8	3,600	4.5	4,487	4.7

Total operating expenses	64,923	89.5	56,894	71.7	64,361	67.7

Income (loss) from operations	(22,726)	(31.3)	(5,543)	(7.0)	2	0.0
Other income, net	1,578	2.2	759	1.0	380	0.4

Income (loss) before income taxes	(21,148)	(29.1)	(4,784)	(6.0)	382	0.4
Income tax expense (benefit)	(987)	1.4	—	—	282	0.3

Net income (loss)	$(20,161)	(27.7)%	$(4,784)	(6.0)%	$100	0.1%

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

     Revenues. Revenues grew 19.8% from $79.4 million in 2002 to $95.1 million in 2003. This growth was the result of additional revenue from the Property Intelligence acquisition and further penetration of our subscription-based information services into our existing and potential customer base, as well as the successful cross-selling of information services into our existing customer base across our service platform. Revenues from our U.K. markets accounted for approximately 8% of revenues for the year ended December 31, 2003. Subscription-based information services consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $51.4 million in 2002 to $64.4 million in 2003. Gross margin percentage also increased from 64.7% in 2002 to 67.7% in 2003. The increase in the gross margin percentage resulted principally from internal revenue growth from our subscription-based information services, which was slightly offset by the addition of margins from our U.K. markets averaging approximately 60%. Cost of revenues increased from $28.0 million in 2002 to $30.7 million in 2003, principally due to the addition of cost of revenues from our U.K. markets as a result of the Property Intelligence acquisition, which was slightly offset by a decrease in cost of revenues from our U.S. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $23.2 million in 2002 to $26.5 million in 2003 and decreased as a percentage of revenues from 29.2% in 2002 to 27.9% in 2003. The increase in selling and marketing expenses was primarily due to the addition of approximately $1.4 million of selling and marketing expenses from our U.K. markets as a result of the Property Intelligence acquisition, increased sales and marketing personnel costs and marketing campaigns surrounding the release of our web-based CoStar Property Professional service.

     Software Development Expenses. Software development expenses increased from $5.5 million in 2002 to $6.9 million in 2003 and increased as a percentage of revenues from 7.0% in 2002 to 7.3% in 2003. This increase was due to the addition of U.K. software development expenses as a result of the Property Intelligence acquisition and our continued focus on service enhancements and development as well as the support of internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $24.6 million in 2002 to $26.5 million in 2003 and decreased as a percentage of revenues from 31.0% in 2002 to 27.8% in 2003. The increase in the amount of general and administrative expenses was primarily due to the addition of $2.8 million for U.K. general and administrative expenses as a result of the Property Intelligence acquisition, which was offset by a decrease in general and administrative expenses from our U.S. markets primarily due to reductions in administrative headcount.

     Purchase Amortization. Purchase amortization increased from $3.6 million in 2002 to $4.5 million in 2003. This increase was due to increased purchase price amortization of identified intangible assets resulting from the acquisition of Property Intelligence, and was partially offset by a decrease in purchase amortization resulting from the complete amortization of certain identified intangible assets during 2003.

     Other Income, Net. Interest and other income decreased from $759,000 in 2002 to $380,000 in 2003. This decrease was primarily a result of lower total cash balances for the first three quarters of 2003, and lower interest rates during the year.

     Income Tax Expense. Income tax expense increased from $0 in 2002 to $282,000 in 2003. This increase is a result of the fact that we achieved taxable income in the third and fourth quarters of 2003, which caused us to incur income tax expense. Our total income tax expense was partially offset through the use of some of our net operating loss carryforwards. Because we are subject to Federal alternative minimum taxes and because certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards, we were not able to completely offset our income tax liability through the use of our net operating loss carryforwards.

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

     Revenues. Revenues grew 9.4% from $72.5 million in 2001 to $79.4 million in 2002. This growth was principally the result of further penetration of our services in our potential customer base across our national platform, as well as the successful cross-selling of services into our existing customer base. Subscription based information services, including CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, CoStar Exchange and CoStar Connect, accounted for over 90% of the Company’s revenues.

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

Consolidated Quarterly Results of Operations

     The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts):

	2002				2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$19,061	$19,539	$20,075	$20,688	$22,553	$23,174	$24,108	$25,270
Cost of revenues	7,096	6,937	6,996	6,983	7,603	7,716	7,627	7,796

Gross margin	11,965	12,602	13,079	13,705	14,950	15,458	16,481	17,474
Operating expenses	13,826	14,083	14,387	14,598	15,870	15,881	16,107	16,503

Income (loss) from operations	(1,861)	(1,481)	(1,308)	(893)	(920)	(423)	374	971
Other income, net	239	214	183	123	77	56	65	182

Income (loss) before income taxes.	(1,622)	(1,267)	(1,125)	(770)	(843)	(367)	439	1,153
Income tax expense (benefit)	—	—	—	—	—	—	158	124

Net income (loss)	(1,622)	(1,267)	(1,125)	(770)	(843)	(367)	281	1,029

Net income (loss) per share — basic and diluted	$(0.10)	$(0.08)	$(0.07)	$(0.05)	$(0.05)	$(0.02)	$0.02	$0.06

	2002				2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.2	35.5	34.9	33.8	33.7	33.3	31.7	30.9

Gross margin	62.8	64.5	65.1	66.2	66.3	66.7	68.3	69.1
Operating expenses	72.5	72.1	71.6	70.5	70.4	68.5	66.8	65.3

Income (loss) from operations	(9.7)	(7.6)	(6.5)	(4.3)	(4.1)	(1.8)	1.5	3.8
Other income, net	1.2	1.1	0.9	0.6	0.4	0.2	0.3	0.8

Income (loss) before income taxes	(8.5)	(6.5)	(5.6)	(3.7)	(3.7)	(1.6)	1.8	4.6
Income tax expense (benefit)	0.0	0.0	0.0	0.0	0.0	0.0	0.7	0.5

Net income (loss)	(8.5)%	(6.5)%	(5.6)%	(3.7)%	(3.7)%	(1.6)%	1.1%	4.1%

Recent Acquisitions

     Real-Net. On September 19, 2002, we acquired certain assets of Portland-based commercial real estate information provider, REAL-NET, in a purchase business combination for $305,000 in cash. The purchase price was allocated primarily to acquired database technology and customer base. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and related customer relationships, is being amortized on a 125% declining balance method over a period of five years.

     Property Intelligence. On January 6, 2003, we acquired the share capital of London-based Property Intelligence for the U.S. dollar equivalent of approximately $17.4 million, net of cash acquired of approximately $1.4 million. The acquisition has been accounted for using purchase accounting. The purchase price was principally allocated to cash and other working capital accounts, database technology, customer base and goodwill. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. We are in the process of obtaining additional information regarding the income tax attributes and deferred taxes related to Property Intelligence to complete the purchase price allocation. Property Intelligence, whose operations principally consist of FOCUS services, is a leading provider of information services to the commercial real estate and related business community in the United Kingdom.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $97.4 million at December 31, 2003 compared to $27.1 million at December 31, 2002. In addition, we had $16.4 million of cash held for acquisition as of December 31, 2002, which was used for the acquisition of Property Intelligence, which closed on January 6, 2003. From December 31, 2002 to December 31, 2003, cash, cash equivalents and short-term investments increased $70.3 million, principally as a result of our November 2003 follow-on public offering in which we issued 1,667,500 shares of common stock and received net proceeds of $53.5 million, net cash provided by operating activities of $13.6 million, and proceeds of $8.3 million from stock option exercises used to purchase approximately 395,000 shares of common stock, offset by cash purchases of property and equipment of approximately $3.9 million and the net outlay of cash for the Property Intelligence acquisition.

     Net cash provided by operating activities for the year ended December 31, 2003 was $13.6 million compared to $5.6 million for the year ended December 31, 2002. This $8.0 million increase in net cash provided by operating activities was principally the result of revenue growth and resulting growth in gross margin, which contributed to reaching $100,000 of GAAP net income in 2003 compared to a GAAP net loss of $4.8 million in 2002. Additionally, improved account collections resulted in a reduction of approximately $2.3 million in accounts receivable, contributing to operating cash flow.

     Net cash used in investing activities was $65.5 million for the year ended December 31, 2003 compared to $11.5 million for the year ended December 31, 2002. This $54.0 million increase in net cash used in investing activities was principally due to the increase in purchases of short-term investments from the proceeds of our November 2003 follow-on public offering and the net cash paid for the acquisition of Property Intelligence.

     Net cash provided by financing activities was $61.8 million for the year ended December 31, 2003 compared to $696,000 for the year ended December 31, 2002. This $61.1 million increase in net cash provided by financing activities was principally the result of our November 2003 follow-on public offering in which we issued 1,667,500 shares of common stock and received net proceeds of $53.5 million as well as proceeds of $8.3 million from stock option exercises to purchase approximately 395,000 shares of common stock.

     Contractual Obligations

     The following table summarizes our principal contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2004	2005 - 2006	2007 - 2008	2009 and thereafter
Operating leases	$26,307	$5,007	$10,484	$7,669	$3,147
Purchase Obligations(1)	5,859	4,707	1,148	4	—

Total contractual principal cash obligations	$32,166	$9,714	$11,632	$7,673	$3,147

(1)	Amounts included for the year 2005 and beyond do not include current purchase obligations that may be renewed on the same or different terms or terminated by us or a third party.

     Capital expenditures for 2004 are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography, initial databases, and communications, measuring, photographic and computer equipment, totaling approximately $5.5 million. Additionally, approximately $3.5 million to $4 million is planned to support existing operations, consistent with expenditures for the past several years.

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

     We achieved taxable income in the third and fourth quarters of 2003, which enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. In addition, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions that currently do not recognize portions of these loss carryforwards. As a result, we incurred income tax expense of approximately $282,000 during 2003.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations, or liquidity.

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

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2004 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma earnings, EBITDA, GAAP net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to control costs; our ability to complete successfully our planned expansion; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

Risk Factors

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services has caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth below. We may not be able to generate revenues or control expenses sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

     A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate industry has begun to stabilize in recent months, as evidenced by improving, leasing activity, rental rates and absorption rates. However, a reversal of this trend or renewed downturn in the commercial real estate market may continue to affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

     We may not be able to complete successfully our planned geographic expansion, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. In 2004, we expect to expand into 21 new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, then it may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues. If we are unable to complete successfully our planned geographic expansion or if we are unable to manage this expansion successfully, it may adversely affect our profitability.

     We may not be able to successfully introduce new or upgraded information services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and by reducing our profitability.

     General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. The recent negative state of the economy, and the commercial real estate industry in particular, has had a negative impact on our business. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability. Additionally, any war in which the United States is involved or any significant terrorist attack is likely to have a dampening effect on the economy in general which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients, our revenues may decline and our financial position would be adversely affected.

     If we are not able to successfully identify and integrate acquisitions, our business operations and financial condition could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as Property Intelligence in the United Kingdom; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Future acquisitions that we may pursue could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

     Our stock price may be negatively affected by fluctuations in our operating results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; our investments in geographic expansion; successful adoption of and training on the Company’s services; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of GAAP net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our operating results, revenues and expenses may cause the market price of our common stock to decline.

     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, we may be unable to attract new clients in planned expansion markets and our clients existing markets may decide not to add, not to renew or to cancel subscription services as a result of several factors, including without limitation: a decision that they have no need for our services; a decision to use alternative services; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues or our revenue growth rate may decline.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2003.

     We have a substantial amount of intangible assets. Although as of December 31, 2003 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

Item 9A. Controls and Procedures

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

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 annual meeting of stockholders.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 annual meeting of stockholders.

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

     (b) On October 15, 2003, we “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, a report on Form 8-K relating to portions of the financial information for the CoStar Group, Inc. for the quarter ended September 30, 2003, as indicated in such Current Report (SEC File Number 000-24531).

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 11th day of March 2004.

COSTAR GROUP, INC.

By:	/s/ Andrew C. Florance
Andrew C. Florance
President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael R. Klein Michael R. Klein	Chairman of the Board	March 10, 2004

/s/ Andrew C. Florance Andrew C. Florance	Chief Executive Officer and President and a Director (Principal Executive Officer)	March 11, 2004

/s/ Frank A. Carchedi Frank A. Carchedi	Chief Financial Officer (Chief Financial and Accounting Officer)	March 11, 2004

/s/ David Bonderman David Bonderman	Director	March 4, 2004

/s/ Warren H. Haber Warren H. Haber	Director	March 8, 2004

/s/ Josiah O. Low, III Josiah O. Low, III	Director	March 8, 2004

/s/ Christopher Nassetta Christopher Nassetta	Director	March 3, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Offer Document by CoStar Limited for the share capital of Property Intelligence plc (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3 of the Registrant (Reg. No. 333-106769) filed with the Commission on August 14, 2003).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restate Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated June 30, 2002).

*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).

*10.4	Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).

*10.5	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).

*10.6	Employment Terms for Michael Arabe (Incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K for the year ended December 31, 2002).

10.7	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 1999).

10.8	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Auditors (filed herewith).

24.1	Powers of Attorney (Included in the Signature Pages to the Report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COSTAR GROUP, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
CoStar Group, Inc.

     We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in the notes to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

McLean, Virginia
February 13, 2004

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues	$72,513	$79,363	$95,105
Cost of revenues	30,316	28,012	30,742

Gross margin	42,197	51,351	64,363
Operating expenses:
Selling and marketing	23,502	23,158	26,537
Software development	5,137	5,524	6,886
General and administrative	28,438	24,612	26,451
Purchase amortization	7,846	3,600	4,487

	64,923	56,894	64,361

Income (loss) from operations	(22,726)	(5,543)	2
Other income (expense):
Loss on disposal of assets	(22)	—	—
Interest expense	(18)	(4)	—
Interest income	1,692	767	381
Other expense	(74)	(4)	(1)

Income (loss) before income taxes	(21,148)	(4,784)	382
Income tax expense (benefit)	(987)	—	282

Net income (loss)	$(20,161)	$(4,784)	$100

Net income (loss) per share — basic	$(1.29)	$(0.30)	$0.01

Net income (loss) per share — diluted	$(1.29)	$(0.30)	$0.01

Weighted average outstanding shares — basic	15,636	15,759	16,202

Weighted average outstanding shares — diluted	15,636	15,759	16,674

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,546	$35,643
Cash held for acquisition	16,386	—
Short-term investments	1,598	61,806
Accounts receivable, less allowance for doubtful accounts of approximately $2,452 and $1,759 as of December 31, 2002 and 2003	6,786	4,308
Prepaid expenses and other current assets	1,567	1,981

Total current assets	51,883	103,738

Property and equipment, net	11,048	10,254
Goodwill, net	26,177	37,351
Intangibles and other assets, net	29,527	31,590
Deposits	272	967

Total assets	$118,907	$183,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,596	$1,235
Accrued wages and commissions	4,079	3,613
Accrued expenses	4,449	4,797
Deferred revenue	4,766	5,886

Total current liabilities	14,890	15,531

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 15,810 and 17,877 issued and outstanding as of December 31, 2002 and 2003	158	179
Additional paid-in capital	205,348	267,183
Accumulated other comprehensive income	—	2,396
Accumulated deficit	(101,489)	(101,389)

Total stockholders’ equity	104,017	168,369

Total liabilities and stockholders’ equity	$118,907	$183,900

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Comprehensive	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Income (Loss)	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2000		15,545	$155	$202,763	$—	$(76,544)	$126,374
Net loss	(20,161)	—	—	—	—	(20,161)	(20,161)

Comprehensive loss	$(20,161)

Exercise of stock options		168	2	1,715	—	—	1,717
Restricted stock grants issued		5	—	89	—	—	89

Balance at December 31, 2001		15,718	157	204,567	—	(96,705)	108,019
Net loss	(4,784)	—	—	—	—	(4,784)	(4,784)

Comprehensive loss	$(4,784)

Exercise of stock options		88	1	695	—	—	696
Stock issued for acquisitions		5	—	99	—	—	99
Restricted stock grants retired		(1)	—	(13)	—	—	(13)

Balance at December 31, 2002		15,810	158	205,348	—	(101,489)	104,017
Net income	100	—	—	—	—	100	100
Foreign currency translation adjustment	2,419	—	—	—	2,419	—	2,419
Net unrealized loss on short-term investments	(23)	—	—	—	(23)	—	(23)

Comprehensive income	$2,496

Exercise of stock options		395	4	8,257	—	—	8,261
Stock issued for acquisitions		5	—	97	—	—	97
Stock issued for follow-on public offering, net of offering costs		1,667	17	53,481	—	—	53,498

Balance at December 31, 2003		17,877	$179	$267,183	$2,396	$(101,389)	$168,369

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities:
Net income (loss)	$(20,161)	$(4,784)	$100
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,915	4,179	4,960
Amortization	14,334	7,608	8,206
Loss on disposal of assets	22	—	—
Income tax benefit	(987)	—	—
Provision for losses on accounts receivable	2,453	2,228	2,078
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,288)	(3,001)	885
Prepaid expenses and other current assets	(95)	(610)	659
Deposits	142	72	(631)
Accounts payable and accrued expenses	(2,466)	(336)	(2,403)
Deferred revenue	(417)	218	(304)

Net cash (used in) provided by operating activities	(4,548)	5,574	13,550
Investing activities:
Purchases and sales of short-term investments.	(8,080)	9,658	(60,231)
Purchases of property and equipment	(2,098)	(4,016)	(3,880)
Other assets	(170)	(421)	(377)
Cash held for acquisition	—	(16,386)	16,386
Acquisitions, net of acquired cash	—	(305)	(17,419)

Net cash used in investing activities	(10,348)	(11,470)	(65,521)
Financing activities:
Exercise of stock options	1,717	696	8,261
Issuance of common stock, net	—	—	53,498

Net cash provided by financing activities	1,717	696	61,759
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	309

Net (decrease) increase in cash and cash equivalents	(13,179)	(5,200)	10,097
Cash and cash equivalents at beginning of year	43,925	30,746	25,546

Cash and cash equivalents at end of year	$30,746	$25,546	$35,643

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States. Based on its unique database, the Company provides information services to the commercial real estate and related business community in the United States and the United Kingdom and operates within one business segment. The information services are typically distributed to its clients under subscription-based license agreements which have a minimum term of one year and renew automatically.

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

Cost of Revenues

     Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of revenues includes the cost of data from third-party data sources, which is expensed as incurred, and the amortization of database technology.

Significant Customers

     No single customer accounted for more than 5% of the Company’s revenues for the years ended December 31, 2001, 2002 and 2003.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Foreign Currency Translation — (Continued)

accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company had an increase in comprehensive income (loss) of approximately $2.4 million from the translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the year ended December 31, 2003. There were no material gains or losses from foreign currency exchange transactions for the year ended December 31, 2003.

Comprehensive Income (Loss)

     For the years ended December 31, 2001, 2002 and 2003, total comprehensive income (loss) was approximately $(20.2) million, $(4.8) million and $2.5 million, respectively. As of December 31, 2003, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.4 million and an unrealized loss on short-term investments of approximately $(23,000).

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense was $268,000, $165,000 and $354,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

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

Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). The following table

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002	2003

Net income (loss), as reported	$(20,161)	$(4,784)	$100
Add: stock-based employee compensation expense included in reported net income (loss)	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,759)	(6,987)	(4,193)

Pro forma net income (loss)	$(27,920)	$(11,771)	$(4,093)

Net income (loss) per share:
Basic — as reported	$(1.29)	$(0.30)	$0.01

Basic — pro forma	$(1.79)	$(0.75)	$(0.25)

Diluted — as reported	$(1.29)	$(0.30)	$0.01

Diluted — pro forma	$(1.79)	$(0.75)	$(0.25)

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities, substantially all of which are held with two institutions. As of December 31, 2002 and 2003 cash of $1,053,000 was held in accounts to support letters of credit.

Short-Term Investments

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Investments are carried at fair market value.

     Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

     During the year ended December 31, 2003, the Company recognized net unrealized losses on short-term investments of approximately $23,000. Cost approximated fair market value for these securities as of December 31, 2002.

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

Capitalized Product Development Costs

     Initial costs to develop and produce the Company’s database and software products, including direct labor, contractors and applicable overhead are capitalized from the time technological feasibility is determined until initial product release. Prior to technological feasibility, such costs are classified as software development and expensed as incurred. Ongoing significant enhancements of the products are capitalized subsequent to initial product release. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization expense is approximately $239,000, $260,000 and $193,000 of expense related to the capitalized product development costs for the years ended December 31, 2001, 2002 and 2003, respectively.

Goodwill, Intangibles and Other Assets

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Goodwill, Intangibles and Other Assets — (Continued)

or Disposal of Long-Lived Assets”. In connection with the adoption of SFAS 142, the Company performed the transitional impairment test during the second quarter of 2002 and concluded that goodwill was not impaired.

     As of January 1, 2002, the Company had unamortized goodwill of approximately $25.7 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over its expected economic life, generally two to ten years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. In the aggregate, amortization of goodwill in 2001, prior to the adoption of SFAS 142, was approximately $4.2 million.

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

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

New Accounting Pronouncements

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for the Company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS

     On November 9, 2000, the Company completed the acquisition of First Image, the owner of the Metropolis software system, a single interface that combines commercial real estate data from multiple information providers. The Company acquired all of the outstanding capital stock of First Image for approximately $665,000 in cash and 9,424 shares of our common stock. The transaction was accounted for as a purchase and the initial consideration was valued for accounting purposes at approximately $950,000 including acquisition expenses. In addition, the acquisition agreement provided for approximately $950,000 of additional consideration (in a combination of cash and stock) to be paid by CoStar upon the achievement of certain operating goals by the sole stockholder of First Image. On June 7, 2002, in consideration of the achievement of one of the operating goals, the Company issued additional consideration valued at approximately $432,000 consisting of a cash payment of approximately $333,000 and 4,712 shares of common stock. On February 28, 2003, the second and final earn-out condition was satisfied. As a result, the Company recorded additional purchase consideration valued at approximately $430,000, consisting of a cash payment of $333,000 and the issuance of 4,712 shares of common stock.

     On September 19, 2002, the Company acquired certain assets of Portland-based commercial real estate information provider, REAL-NET, in a purchase business combination for $305,000 in cash. The transaction was accounted for as a purchase and the consideration was valued for accounting purposes at approximately $320,000 including acquisition expenses. The purchase price was allocated primarily to acquired database technology and customer base. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and related customer relationships, is being amortized on a 125% declining balance method over a period of five years.

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

$18,844

     The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The Company is in the process of obtaining additional information regarding the income tax attributes and deferred taxes related to Property Intelligence to complete the purchase price allocation. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition. The Company generated 92% and 8% of its total revenues in the United States and the United Kingdom, respectively, for the year ended December 31, 2003. In addition, 73% and 27% of the Company’s total long-lived assets, which are comprised of property and equipment, goodwill and intangibles and other assets, were located in the United States and the United Kingdom, respectively, as of December 31, 2003.

     The operations of all acquired businesses were included in the Company’s statements of operations after the respective date of acquisitions. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,

	2002	2003

Leasehold improvements	$3,239	$3,360
Furniture, office equipment and research vehicles	7,351	7,116
Computer hardware and software	15,968	18,480

	26,558	28,956
Accumulated depreciation and amortization	(15,510)	(18,702)

Property and equipment, net	$11,048	$10,254

5. GOODWILL

     Goodwill consists of the following (in thousands):

	December 31,

	2002	2003

Goodwill	$37,400	$48,574
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$26,177	$37,351

     On January 1, 2002, the Company adopted the nonamortization approach under SFAS No. 142 for goodwill. The results for prior years have not been restated. A reconciliation of previously reported net loss and net loss per share in 2001 to the amounts adjusted for exclusion of goodwill amortization, including a comparison of net income (loss) and net income (loss) per share in 2002 and 2003, is as follows (in thousands except per share data):

	Year Ended December 31,

	2001	2002	2003

Net income (loss), as reported	$(20,161)	$(4,784)	$100
Goodwill amortization	4,230	—	—

Adjusted net income (loss)	$(15,931)	$(4,784)	$100

Basic and diluted net income (loss) per share, as reported	$(1.29)	$(0.30)	$0.01
Goodwill amortization	0.27	0.00	0.00

Adjusted basic and diluted net income (loss) per share	$(1.02)	$(0.30)	$0.01

Weighted average outstanding shares — basic	15,636	15,759	16,202

Weighted average outstanding shares — diluted	15,636	15,759	16,674

     During the fourth quarters of 2002 and 2003, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (dollars in thousands):

			Weighted- Average
	December 31,	December 31,	Amortization Period
	2002	2003	(in years)

Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,433)	(1,626)

Capitalized product development costs, net	362	169

Building photography	4,731	4,777	5
Accumulated amortization	(3,305)	(4,048)

Building photography, net	1,426	729

Acquired database technology	18,104	19,438	4
Accumulated amortization	(13,603)	(16,245)

Acquired database technology, net	4,501	3,193

Customer base	32,111	41,107	10
Accumulated amortization	(11,860)	(16,175)

Customer base, net	20,251	24,932

Tradename	4,198	4,198	10
Accumulated amortization	(1,211)	(1,631)

Tradename, net	2,987	2,567

Intangibles and other assets, net	$29,527	$31,590

     Amortization expense for intangibles and other assets was approximately $10.1 million, $7.6 million and $8.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

     In the aggregate, amortization for intangibles and other assets for future periods is expected to be approximately $7.3 million, $5.5 million, $5.4 million, $5.0 million and $4.5 million for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES

     The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current:
Federal	$—	$—	$77
State	—	—	205
Foreign	—	—	—

Total current	—	—	282
Deferred:
Federal	(869)	—	—
State	(118)	—	—
Foreign	—	—	—

Total deferred	(987)	—	—

Total (benefit) provision for income taxes	$(987)	$—	$282

     The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,

	2002	2003

Deferred tax assets:
Reserve for bad debts	$734	$575
Accrued compensation	354	412
Net operating losses	32,670	31,234
Other liabilities	1,128	1,483

Total deferred tax assets	34,886	33,704

Deferred tax liabilities:
Depreciation	(915)	(482)
Product development costs	(139)	(65)
Identified intangibles associated with purchase accounting	(6,767)	(5,048)

Total deferred tax liabilities	(7,821)	(5,595)

Net deferred tax asset	27,065	28,109
Valuation allowance	(27,065)	(28,109)

Net deferred taxes	$—	$—

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     7.     INCOME TAXES — (Continued)

     A valuation allowance has been established against the related net deferred tax assets due to the uncertainty of realization. The Company’s change in valuation allowance was approximately $6.5 million and $1.0 million during the years ended December 31, 2002 and 2003, respectively. For the year ended December 31, 2003, the Company had income of approximately $2.8 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $2.4 million subject to applicable U.K. tax laws.

     The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Expected federal income tax (benefit) provision at 34%	$(7,191)	$(1,626)	$130
State income taxes, net of federal benefit	(951)	(253)	304
Foreign income taxes, net effect	—	—	98
Increase (decrease) in valuation allowance	6,965	2,111	(678)
Expenses not deductible for tax purposes	190	(232)	428

Deferred income tax expense (benefit)	$(987)	$—	$282

     The Company paid approximately $0, $0 and $184,000 in income taxes for the years ended December 31, 2001, 2002 and 2003, respectively.

     At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $79.5 million, which expire, if unused, from the year 2008 through the year 2023. The tax benefit of approximately $16.0 million of net operating losses related to stock options will be credited to equity when the benefit of these losses is realized through utilization of the net operating loss carryforwards. During 2000, the Company acquired a company that had net operating losses of approximately $19.4 million, which expire, if unused, through the year 2019. The use of these acquired net operating losses is subject to limitations imposed by the Internal Revenue Code. The Company also has alternative minimum tax credit carryforwards of approximately $78,000.

     During 1999 and 2000, the Company made acquisitions, which were reported using the purchase method of accounting. These acquisitions included identified intangible assets, which in accordance with FAS 109, required deferred taxes and related goodwill to be recorded. Additionally, net operating losses from the acquired companies and the net operating losses from CoStar prior to the acquisition, totaling approximately $39.6 million, were valued in connection with the acquisition. The reversal of these deferred taxes in future periods may result in additions to the valuation allowance and the recording of additional tax expense in accordance with the provisions of FAS 109, requiring evaluation regarding future realization.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $5.3 million, $5.5 million and $5.7 million, respectively.

     Future minimum lease payments as of December 31, 2003 are as follows (in thousands):

2004	$5,007
2005	5,278
2006	5,206
2007	4,551
2008	3,118
2009 and thereafter	3,147

$26,307

     Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

9. STOCKHOLDERS’ EQUITY

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

     During November 2003, the Company completed a follow-on public offering of 1,667,500 shares of common stock (including the over-allotment option) (the “Follow-On Offering”) for $34.25 per share. Total proceeds of the Follow-On Offering were approximately $53.5 million, after deducting approximately $3.2 million of underwriting discounts and commissions and offering expenses of approximately $446,000.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. NET INCOME (LOSS) PER SHARE

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Year Ended December 31,

	2001	2002	2003

Numerator:
Net income (loss)	$(20,161)	$(4,784)	$100

Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	15,636	15,759	16,202
Effect of dilutive securities:
Stock options and warrants	—	—	472

Denominator for diluted net income (loss) per share — weighted-average outstanding shares	15,636	15,759	16,674

Net income (loss) per share — basic	$(1.29)	$(0.30)	$0.01

Net income (loss) per share — diluted	$(1.29)	$(0.30)	$0.01

     Stock options and warrants to purchase approximately 1,840,000, 2,097,000 and 1,450,000 for the years ended December 2001, 2002 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

11. EMPLOYEE BENEFIT PLANS

Option Plan

     In June 1998 the Company’s Board of Directors adopted the Stock Incentive Plan (the “1998 Plan”) prior to consummation of the IPO. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s Common Stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008. Approximately 961,000 and 766,000 options were available for future grant under the 1998 Plan as of December 31, 2002 and 2003, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     11.     EMPLOYEE BENEFIT PLANS — (Continued)

     Option Plan — (Continued)

     Option activity was as follows:

		Range of Exercise	Weighted-Average
	Number of Shares	Price	Exercise Price

Outstanding at December 31, 2000	1,716,957	$3.45 - $52.13	$22.05
Granted	544,550	$15.06 - $29.69	$20.88
Exercised	(167,739)	$3.45 - $24.88	$10.24
Canceled or expired	(254,049)	$7.44 - $44.75	$26.16

Outstanding at December 31, 2001	1,839,719	$3.45 - $52.13	$22.20
Granted	577,700	$16.20 - $26.25	$20.38
Exercised	(88,281)	$3.45 - $23.00	$20.75
Canceled or expired	(231,865)	$16.00 - $46.81	$24.98

Outstanding at December 31, 2002	2,097,273	$3.45 - $52.13	$22.00
Granted	476,500	$16.27 - $42.10	$26.09
Exercised	(397,834)	$8.50 - $38.46	$20.99
Canceled or expired	(254,613)	$16.00 - $52.13	$25.75

Outstanding at December 31, 2003	1,921,326	$3.45 - $52.13	$22.72

Exercisable at December 31, 2003	940,477	$3.45 - $52.13	$21.63

Exercisable at December 31, 2002	1,056,709	$3.45 - $52.13	$21.60

Exercisable at December 31, 2001	847,686	$3.45 - $52.13	$19.44

     For the purposes of the disclosure required by FAS 123, the fair value of each option granted during the years ended December 2001, 2002 and 2003 was $18.16, $15.39 and $18.21, respectively. The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,

	2001	2002	2003

Dividend yield	0%	0%	0%
Expected volatility	100%	75%	70%
Risk-free interest rate	5.5%	3.5%	3.0%
Expected life (in years)	5	5	5

     Pro forma compensation expense for stock option plans would reduce our net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS # (Continued)

11. EMPLOYEE BENEFIT PLANS — (Continued)

     Option Plan — (Continued)

     The following table summarizes information regarding options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining
Range of		Contractual Life	Weighted-Average		Weighted-Average
Exercise Price	Number of Shares	(in years)	Exercise Price	Number of Shares	Exercise Price

$3.45 - $9.00	254,338	4.4	$6.26	254,338	$6.26
$15.75 - $18.06	296,925	7.8	17.87	88,875	17.97
$18.10 - $20.30	283,372	8.4	19.33	55,934	19.45
$20.32 - $23.88	205,401	7.9	22.60	63,935	22.86
$23.90 - $28.00	198,776	7.0	25.75	105,387	25.62
$28.15 - $29.63	129,000	9.4	28.26	10,500	29.24
$30.00 - $30.00	202,500	5.3	30.00	202,500	30.00
$30.06 - $30.75	203,138	8.3	30.32	55,323	30.75
$31.37 - $46.81	146,876	6.8	38.04	102,685	36.71
$52.13 - $53.13	1,000	6.2	52.13	1,000	52.13

	1,921,326	7.2	22.67	940,447	21.54

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

Employee 401(k) Plan

     The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax deferred contributions of between l% and 100% of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 2001, 2002 and 2003 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2001, 2002, and 2003 were approximately $1.2 million, $1.2 million and $1.4 million, respectively.