Form 10-Q
period 2004-03-31
COSTAR GROUP INC
filed 2004-05-07
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     As of May 1, 2004, there were 18,122,312 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$26,278	$22,553
Cost of revenues	7,941	7,603

Gross margin	18,337	14,950
Operating expenses:
Selling and marketing	7,199	6,569
Software development	1,929	1,700
General and administrative	6,852	6,489
Purchase amortization	1,126	1,112

	17,106	15,870

Income (loss) from operations	1,231	(920)
Other income, net	238	77

Income (loss) before income taxes	1,469	(843)
Income tax expense (benefit)	(12)	—

Net income (loss)	$1,481	$(843)

Net income (loss) per share — basic	$0.08	$(0.05)

Net income (loss) per share — diluted	$0.08	$(0.05)

Weighted average outstanding shares — basic	17,961	15,814

Weighted average outstanding shares — diluted	18,699	15,814

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,240	$35,643
Short-term investments	73,399	61,806
Accounts receivable, less allowance for doubtful accounts of approximately $1,598 and $1,759 as of March 31, 2004 and December 31, 2003	3,304	4,308
Prepaid expenses and other current assets	2,343	1,981

Total current assets	110,286	103,738

Property and equipment	28,644	28,956
Accumulated depreciation	(18,910)	(18,702)

Property and equipment, net	9,734	10,254

Goodwill	40,821	37,351
Intangibles and other assets, net	29,898	31,590
Deposits	992	967

Total assets	$191,731	$183,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,675	$9,645
Deferred revenue	6,692	5,886

Total current liabilities	16,367	15,531

Deferred income taxes	3,067	—

Total stockholders’ equity	172,297	168,369

Total liabilities and stockholders’ equity	$191,731	$183,900

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income (loss)	$1,481	$(843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,375	1,207
Amortization	1,939	2,060
Income tax benefit	(12)	—
Provision for losses on accounts receivable	126	561
Changes in operating assets and liabilities, net of acquisitions	1,176	(1,888)

Net cash provided by operating activities	6,085	1,097

Investing activities:
Purchases and sales of short-term investments	(11,571)	193
Purchases of property and equipment	(816)	(681)
Other assets	(4)	(348)
Cash held for acquisition	—	16,386
Acquisition, net of cash acquired	—	(17,419)

Net cash used in investing activities	(12,391)	(1,869)

Financing activities:
Exercise of stock options	1,856	125

Net cash provided by financing activities	1,856	125
Effect of foreign currency exchange rates on cash and cash equivalents	47	11

Net decrease in cash and cash equivalents	(4,403)	(636)
Cash and cash equivalents at the beginning of period	35,643	25,546

Cash and cash equivalents at the end of period	$31,240	$24,910

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States and the United Kingdom. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within one business segment. The information services are typically distributed to its clients under subscription-based license agreements which have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and September 30, 2003, and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $546,000 and $(68,000) from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the three months ended March 31, 2004 and 2003, respectively. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2004 and 2003, respectively.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income (Loss)

     During the three months ended March 31, 2004 and 2003, total comprehensive income (loss) was approximately $2.1 million and $(911,000), respectively. As of March 31, 2004, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $3.0 million and an unrealized gain on short-term investments of approximately $22,000.

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

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income (loss)	$1,481	$(843)

Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	17,961	15,814
Effect of dilutive securities:
Stock options	738	—

Denominator for diluted net income (loss) per share — weighted-average outstanding shares	18,699	15,814

Net income (loss) per share — basic	$0.08	$(0.05)

Net income (loss) per share — diluted	$0.08	$(0.05)

Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the measurement date between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

	Three Months Ended,
	March 31,
	2004	2003
Net income (loss)	$1,481	$(843)
Add: total stock-based employee compensation expense included in reported net income (loss)	—	—
Add (deduct): total stock-based employee compensation (benefit) expense determined under fair value based method for all awards	(1,548)	(1,603)

Pro forma net loss	$(67)	$(2,446)

Net income (loss) per share:
Basic — as reported	$0.08	$(0.05)

Basic — pro forma	$(0.00)	$(0.15)

Diluted — as reported	$0.08	$(0.05)

Diluted — pro forma	$(0.00)	$(0.15)

3.	GOODWILL

     Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(unaudited)
Goodwill	$52,044	$48,574
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$40,821	$37,351

     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition and recorded deferred income taxes and related goodwill of approximately $3.1 million as a result of the value previously assigned to identified intangible assets. The amortization of these assets is non-deductible for income tax purposes, and as a result, the Company will realize an income tax benefit as the deferred income taxes are reduced in connection with the related amortization of these assets over their useful lives.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

			Weighted-
			Average
			Amortization
	March 31,	December 31,	Period
	2004	2003	(in years)
	(unaudited)
Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,668)	(1,626)

Capitalized product development costs, net	127	169

Building photography	4,781	4,777	5
Accumulated amortization	(4,196)	(4,048)

Building photography, net	585	729

Acquired database technology	19,474	19,438	4
Accumulated amortization	(16,824)	(16,245)

Acquired database technology, net	2,650	3,193

Customer base	41,348	41,107	10
Accumulated amortization	(17,274)	(16,175)

Customer base, net	24,074	24,932

Tradename	4,198	4,198	10
Accumulated amortization	(1,736)	(1,631)

Tradename, net	2,462	2,567

Intangibles and other assets, net	$29,898	$31,590

5.	COMMITMENTS AND CONTINGENCIES

     Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

6.	SUBSEQUENT EVENT

     On May 4, 2004, the Company completed the acquisition of Peer Market Research, Inc. (“Peer Market”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee. The Company acquired all of the outstanding capital stock of Peer Market for cash and 5,318 shares of our common stock, resulting in consideration of approximately $830,000. The transaction will be accounted for using the purchase method of accounting. The purchase price will be allocated to the fair value of the assets acquired and liabilities assumed. In addition, the acquisition agreement provides for additional consideration to be paid by the Company based on the operating performance of the acquired company.

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

     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September 1999 we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT!. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003 we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004 we acquired Peer Market Research, Inc., an online provider of commercial real estate information in Nashville and Memphis, Tennessee.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating markets throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offer and the number of markets in which we operate. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 through 2003, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”). During the first quarter of 2004, our GAAP net income increased from a net loss of $843,000 for the quarter ended March 31, 2003 to net income of $1.5 million for the quarter ended March 31, 2004. In addition, we increased EBITDA (net income before interest, taxes, depreciation and amortization) by $2.1 million from $2.4 million in the first quarter of 2003 to $4.5 million in the first quarter of 2004. Our use of non-GAAP financial measures is discussed later in this section.

     During the first quarter of 2004, we initiated our expansion plan to enter an expected 21 new metropolitan markets throughout the United States as well as expand the geographical boundaries of many of our existing U.S. markets. The field research phase of this expansion will begin in the second quarter of 2004. We generally have not experienced this type of internal geographic expansion since 2000. Our planned 2004 expansion will cause our cost structure to escalate in advance of revenues that we expect to generate in these 21 new metropolitan markets, as we invest in future revenue growth opportunities for 2005 and beyond. In addition, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of the market prior to release of the additional service offerings or increase in market coverage.

     We expect 2004 revenue to grow significantly over 2003 revenue principally as a result of expected further penetration of our services in our potential customer base across our existing platform, as well as the expected successful cross-selling of our services into our existing customer base. In addition, we expect 2004 EBITDA to significantly increase over 2003 EBITDA and 2004 GAAP net income to significantly increase over 2003 GAAP net income, each as a result of our expectation to balance earnings growth from our existing platform with continued expansion and focus on long-term opportunities. If we achieve our expected revenue growth and balance our earnings growth with our current expansion plan, we believe we will maintain positive cash flow from operating activities throughout 2004.

     Historically, our calculations of weighted-average outstanding shares for basic and diluted net loss per share have been identical because stock options that would have had an anti-dilutive effect on the calculation have been properly excluded from the calculation. In the third quarter of 2003, we achieved GAAP-basis net income, and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We have maintained GAAP-basis net income through the quarter ended March 31, 2004. As a result, we expect that our diluted net income per share may be lower than our basic net income per share for any future periods in which we report GAAP-basis net income due to the dilutive effect of outstanding stock options.

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the quarter ended March 31, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred current income tax expense of approximately $103,000 for the first quarter of 2004. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their useful lives. Accordingly, we recognized an income tax benefit of approximately $115,000 during the first quarter of 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. As a result, we incurred a net income tax benefit of approximately $12,000 for the quarter ended March 31, 2004.

     We continue to develop and distribute new services, expand existing services and geographic boundaries across our current U.S. and U.K. markets. The incremental cost of introducing new services, expanding existing services, or expanding geographic boundaries in the future may reduce the profitability of a market or cause it to incur losses. In addition to our planned geographic expansion into 21 new metropolitan markets throughout the United States, we may continue further geographic expansion in the United States or we may seek additional international geographic expansion. Any future significant geographic expansion could also significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

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

     Prior to 2001, our contract renewal rate historically had exceeded 90% on an annual basis. For the year ended December 31, 2001, our renewal rate decreased to 83% as a result of the downturn in general economic conditions. Subsequent to 2001, our contract renewal rate has been increasing and for the twelve-month period ended March 31, 2004, our contract renewal rate was 89%.

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

     When we determine that the carrying value of long-lived and identifiable intangible assets may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our then-current business model.

     Goodwill and identifiable intangible assets not subject to amortization are tested annually on October 1st of each year for impairment, and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the asset’s carrying amount exceeds its fair value.

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under currently enacted tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations. Based on our history of operating losses and our planned geographic expansion, which if not managed effectively may adversely impact our results of operations, we have not yet concluded that it is more likely than not that we will utilize all or a portion of our net deferred tax assets. Therefore a full valuation allowance is currently held against our net deferred tax assets. As a result of maintaining a full valuation allowance, our effective tax rate differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the expected utilization of net operating loss and tax credit carryfowards for the year ended December 31, 2004, offset by current estimated state and local income tax expense.

     Our decision to maintain a full valuation allowance against our deferred tax assets is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations pursuant to Section 382 of the Internal Revenue Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released, which will cause our effective tax rate for future periods to approximate the statutory tax rate. In addition, our deferred tax assets include net operating losses related to acquired businesses and the exercise of employee stock options for which any change in associated valuation allowance will be recorded as an adjustment to goodwill and a credit to additional paid-in-capital, respectively.

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

     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and pro forma earnings and the material limitations associated with using these non-GAAP financial measures as compared to net income (loss):

•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, management does not consider the amount of net interest income representative of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, management does not consider the amount of income tax expense (benefit) representative of the day-to-day operating performance of our business.

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

     The following table shows our EBITDA reconciled to our GAAP net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$1,481	$(843)
Purchase amortization in cost of revenues	621	703
Purchase amortization in operating expenses	1,126	1,112
Depreciation and other amortization	1,570	1,456
Interest income, net	(238)	(78)
Income tax expense	103	—
Income tax benefit from purchase amortization	(115)	—

EBITDA	$4,548	$2,350

Cash flows provided by (used in)
Operating activities	$6,085	$1,097
Investing activities	(12,391)	(1,869)
Financing activities	1,856	125

Comparison of Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

     Revenues. Revenues grew 16.5% from $22.6 million in the first quarter of 2003 to $26.3 million in the first quarter of 2004. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $15.0 million in the first quarter of 2003 to $18.3 million in the first quarter of 2004. Gross margin percentage also increased from 66.3% to 69.8%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $7.6 million for the first quarter of 2003 to $7.9 million for the first quarter of 2004 principally due to increased research costs associated with our U.K. markets, and additional third-party data costs from our U.S. markets.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $6.6 million in the first quarter of 2003 to $7.2 million in the first quarter of 2004 and decreased as a percentage of revenues from 29.1% in the first quarter of 2003 to 27.4% in the first quarter of 2004. The increase in the amount of selling and marketing expenses was primarily due to our annual internal sales training costs, increased marketing campaigns and the hiring of new sales employees in our U.K. markets.

     Software Development Expenses. Software development expenses increased from $1.7 million in the first quarter of 2003 to $1.9 million in the first quarter of 2004 and decreased as a percentage of revenues from 7.5% in the first quarter of 2003 to 7.3% in the first quarter of 2004. This increase in the amount of software and development expenses was due to the hiring of new employees to support our continued focus on service enhancements and development as well as internal information systems to manage the Company’s growth.

     General and Administrative Expenses. General and administrative expenses increased from $6.5 million in the first quarter of 2003 to $6.9 million in the first quarter of 2004 and decreased as a percentage of revenues from 28.8% in the first quarter of 2003 to 26.1% in the first quarter of 2004. The increase in the amount of general and administrative expenses was primarily due to increased outside services and occupancy costs.

     Purchase Amortization. Purchase amortization remained relatively stable at $1.1 million in the first quarters of 2003 and 2004.

     Other Income, Net. Interest and other income increased from $77,000 in the first quarter of 2003 to $238,000 in the first quarter of 2004. This increase was primarily a result of higher total cash, cash equivalents and short-term investments for the first quarter of 2004 as compared to the first quarter of 2003.

     Income Tax Expense (Benefit). Income tax benefit increased from $0 in the first quarter of 2003 to $12,000 in the first quarter of 2004. This increase is a result of the realized income tax benefit of approximately $115,000 recognized to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. This increase was offset by approximately $103,000 of income tax expense, which we incurred because we are subject to Federal alternative minimum taxes and because certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $7.3 million from $97.4 million at December 31, 2003 to $104.7 million at March 31, 2004. This increase was primarily due to net cash provided by operating activities of $6.1 million and proceeds of $1.9 million from employee stock option exercises to purchase approximately 240,000 shares of common stock, offset by purchases of property and equipment of approximately $816,000.

     Net cash provided by operating activities for the quarter ended March 31, 2004 was $6.1 million compared to $1.1 million for the quarter ended March 31, 2003. This $5.0 million increase in net cash provided by operating activities was principally the result of revenue growth and the resulting growth in gross margin, which contributed to our $1.5 million of GAAP net income in the first quarter 2004 compared to a GAAP net loss of $843,000 in the first quarter 2003.

     Net cash used in investing activities was $12.4 million for the quarter ended March 31, 2004 compared to $1.9 million for the quarter ended March 31, 2003. This $10.5 million increase in net cash used in investing activities was principally due to the increase in purchases of short-term investments.

     Net cash provided by financing activities was $1.9 million for the quarter ended March 31, 2004 compared to $125,000 for the quarter ended March 31, 2003. This $1.8 million increase in net cash provided by financing activities was the result of proceeds from employee stock option exercises to purchase approximately 240,000 shares of common stock in the first quarter of 2004.

     During the three months ended March 31, 2004, we incurred capital expenditures of approximately $816,000 to support our existing operations. Capital expenditures during the second quarter are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, as well as communications, measuring, photographic and computer equipment, totaling approximately $3.0 million. Additionally, we expect to incur approximately $1.0 million of capital expenditures during the second quarter to support existing operations.

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

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the quarter ended March 31, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to Federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred current income tax expense of approximately $103,000 for the first quarter of 2004. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their estimated useful lives. Accordingly, we recognized an income tax benefit of approximately $115,000 during the first quarter of 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. As a result, we incurred a net income tax benefit of approximately $12,000 for the quarter ended March 31, 2004.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on our consolidated financial position, consolidated results of operations, or liquidity.

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

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft on “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” In this proposed Statement, the FASB believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. As a result, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The FASB will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. The proposed requirements in the Exposure Draft would be effective as of the beginning of the first fiscal year beginning after December 15, 2004 for public companies.

     If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe earnings per share would have been reduced by $0.08 per share and we would have reported no earnings per share. We are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statements of operations and reduce our GAAP net income.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2004 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma earnings, EBITDA, GAAP net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: customer retention; competition; general economic conditions; our ability to identify and integrate acquisitions; our ability to control costs; our ability to complete successfully our planned expansion; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

Risk Factors

     We may not be able to complete successfully our planned geographic expansion, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. In 2004, we expect to expand into 21 new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan effectively, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, it may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services has caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth herein. We may not be able to generate revenues or control expenses sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

     A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate industry has begun to stabilize in recent months, as evidenced by improving leasing activity, rental rates and absorption rates. However, a reversal of this trend or renewed downturn in the commercial real estate market may continue to affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

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

     If our operating costs are higher than we expect, our profitability may be reduced. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, outside services costs and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial condition will be adversely affected.

     If we account for employee stock option plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option plan shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges that would significantly lower our GAAP-basis net income. For example, in the first quarter of fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe our earnings per share would have been reduced by $0.08 per share and we would have reported no earnings per share. We are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which would require a company to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods. The proposed requirements in the Exposure Draft would be effective as of the beginning of the first fiscal year beginning after December 15, 2004 for public companies. See Note 2 to our Notes To Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, we may be unable to attract new clients in planned expansion markets and our clients in existing markets may decide not to add, not to renew or to cancel subscription services as a result of several factors, including without limitation: a decision that they have no need for our services; a decision to use alternative services; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. If clients decide not to renew or cancel their agreements, and we do not attract new clients, then our revenues or our revenue growth rate may decline.

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

     If we are unable to hire, retain and continue to develop our sales force, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiary. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2004, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $3.0 million.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2004.

     We have a substantial amount of intangible assets. Although as of March 31, 2004 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

*10.1	Form of Indemnification Agreement, dated March 15, 2004, between CoStar Group, Inc. and each of its officers and directors

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the SEC on February 17, 2004, furnishing CoStar Group, Inc.’s earnings release for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: May 7, 2004	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Officer)