Form 10-Q
period 2004-06-30
COSTAR GROUP INC
filed 2004-08-06
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes  Yes  [X]  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  [X]  No  [   ]

     As of July 1, 2004, there were 18,230,617 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$27,456	$23,174	$53,734	$45,727
Cost of revenues	8,842	7,716	16,783	15,319

Gross margin	18,614	15,458	36,951	30,408
Operating expenses
Selling and marketing	6,898	6,397	14,097	12,966
Software development	2,236	1,702	4,165	3,402
General and administrative	7,033	6,669	13,885	13,158
Purchase amortization	1,071	1,113	2,197	2,225

	17,238	15,881	34,344	31,751

Income (loss) from operations	1,376	(423)	2,607	(1,343)
Interest income, net	286	56	524	133

Income (loss) before income taxes	1,662	(367)	3,131	(1,210)
Income tax expense (benefit)	(74)	—	(86)	—

Net income (loss)	$1,736	$(367)	$3,217	$(1,210)

Net income (loss) per share — basic	$0.10	$(0.02)	$0.18	$(0.08)

Net income (loss) per share — diluted	$0.09	$(0.02)	$0.17	$(0.08)

Weighted average outstanding shares — basic	18,151	15,856	18,056	15,835

Weighted average outstanding shares — diluted	18,771	15,856	18,735	15,835

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,295	$35,643
Short-term investments	70,023	61,806
Accounts receivable, less allowance for doubtful accounts of approximately $1,513 and $1,759 as of June 30, 2004 and December 31, 2003	2,904	4,308
Prepaid expenses and other current assets	2,778	1,981

Total current assets	113,000	103,738
Property and equipment	32,562	28,956
Accumulated depreciation	(20,047)	(18,702)

Property and equipment, net	12,515	10,254
Goodwill	41,270	37,351
Intangibles and other assets, net	30,099	31,590
Deposits	1,069	967

Total assets	$197,953	$183,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,755	$9,645
Deferred revenue	6,086	5,886

Total current liabilities	17,841	15,531
Deferred income taxes	3,306	—
Total stockholders’ equity	176,806	168,369

Total liabilities and stockholders’ equity	$197,953	$183,900

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income (loss)	$3,217	$(1,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,672	2,430
Amortization	3,868	4,122
Income tax benefit	(86)	—
Provision for losses on accounts receivable	206	1,152
Changes in operating assets and liabilities, net of acquisitions	2,200	(1,768)

Net cash provided by operating activities	12,077	4,726
Investing activities:
Purchases and sales of short-term investments, net	(8,291)	504
Purchases of property and equipment	(4,869)	(1,290)
Other assets	(74)	(349)
Cash held for acquisition	—	16,386
Acquisitions, net of cash acquired	(1,969)	(17,419)

Net cash used in investing activities	(15,203)	(2,168)
Financing activities:
Proceeds from exercise of stock options	4,576	2,347

Net cash provided by financing activities	4,576	2,347
Effect of foreign currency exchange rates on cash and cash equivalents	202	56

Net increase in cash and cash equivalents	1,652	4,961
Cash and cash equivalents at the beginning of period	35,643	25,546

Cash and cash equivalents at the end of period	$37,295	$30,507

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2003 and March 31, 2004.

     The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $(58,000) and $827,000 for the three months ended June 30, 2004 and 2003, respectively, and $489,000 and $759,000 for the six months ended June 30, 2004 and 2003, respectively, from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2004.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income (Loss)

     During the three months ended June 30, 2004 and 2003, total comprehensive income was approximately $1.6 million and $460,000, respectively, and during the six months ended June 30, 2004 and 2003, total comprehensive income (loss) was $3.7 million and $(451,000), respectively. As of June 30, 2004, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.9 million and an unrealized loss on short-term investments of approximately $74,000.

Net Income (Loss) Per Share

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include shares of common stock that may be issued under outstanding stock options. Diluted net income (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a net loss as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,736	$(367)	$3,217	$(1,210)

Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	18,151	15,856	18,056	15,835
Effect of dilutive securities:
Stock options	620	—	679	—

Denominator for diluted net income (loss) per share - weighted-average outstanding shares	18,771	15,856	18,735	15,835

Net income (loss) per share — basic	$0.10	$(0.02)	$0.18	$(0.08)

Net income (loss) per share — diluted	$0.09	$(0.02)	$0.17	$(0.08)

Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”) amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$1,736	$(367)	$3,217	$(1,210)
Add: total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Add (deduct): total stock-based employee compensation (benefit) expense determined under fair value based method for all awards	(1,633)	(1,377)	(3,180)	(2,980)

Pro forma net income (loss).	$103	$(1,744)	$37	$(4,190)

Net income (loss) per share:
Basic — as reported	$0.10	$(0.02)	$0.18	$(0.08)

Basic — pro forma	$0.01	$(0.11)	$0.00	$(0.26)

Diluted — as reported	$0.09	$(0.02)	$0.17	$(0.08)

Diluted — pro forma	$0.01	$(0.11)	$0.00	$(0.26)

3. ACQUISITIONS

     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $208,000. In addition, the PeerMark acquisition agreement provides for additional consideration to be paid by the Company to the former shareholders of PeerMark based on the future operating performance of the acquired company.

     In addition, on June 16, 2004, the Company’s U.K. subsidiary acquired Scottish Property Network (“SPN”), a provider of online commercial property information in Scotland. The Company acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.

     Both acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark and SPN have been consolidated with those of the Company since the respective dates of acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for either acquisition.

4. GOODWILL

     Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)
Goodwill	$52,493	$48,574
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$41,270	$37,351

     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition and recorded deferred income taxes and related goodwill of approximately $3.1 million as a result of the value previously assigned to identified intangible assets. In June 2004, the company also recorded deferred income taxes and related goodwill of approximately $400,000 for the SPN Acquisition. The amortization of these assets is non-deductible for income tax purposes, and as a result, the Company will realize an income tax benefit as the deferred income taxes are reduced in connection with the related amortization of these assets over their useful lives.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

			Weighted-
			Average
			Amortization
	June 30,	December 31,	Period
	2004	2003	(in years)
	(unaudited)
Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,707)	(1,626)

Capitalized product development costs, net	88	169

Building photography	4,851	4,777	5
Accumulated amortization	(4,332)	(4,048)

Building photography, net	519	729

Acquired database technology	20,038	19,438	4
Accumulated amortization	(17,397)	(16,245)

Acquired database technology, net	2,641	3,193

Acquired customer base	42,710	41,107	10
Accumulated amortization	(18,216)	(16,175)

Acquired customer base, net	24,494	24,932

Acquired tradename	4,198	4,198	10
Accumulated amortization	(1,841)	(1,631)

Acquired tradename, net	2,357	2,567

Intangibles and other assets, net	$30,099	$31,590

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES

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

     We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”). In November 2003, we completed an additional follow-on public offering and issued approximately 1.7 million shares of common stock and received net proceeds of approximately $53.5 million. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

     From 1994 through 2004, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September 1999, we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT!. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. (“First Image”). In September 2002, we expanded further into Portland, Oregon through the acquisition of certain of the assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer

Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). The recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating markets throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offered and the number of markets in which we operated. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 through 2003, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”). During the second quarter of 2004, our GAAP net income increased from a net loss of $(367,000) for the quarter ended June 30, 2003 to net income of $1.7 million for the quarter ended June 30, 2004. In addition, we increased EBITDA (net income before interest, taxes, depreciation and amortization) by $1.7 million from $2.9 million in the second quarter of 2003 to $4.6 million in the second quarter of 2004. Our use of non-GAAP financial measures is discussed later in this section.

     During the second quarter of 2004, we began the field research phase of our current geographic expansion plan. The plan includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. markets during 2004 and 2005. We generally have not experienced this type of internal geographic expansion since 2000. Our planned 2004 expansion will cause our cost structure to escalate in advance of revenues that we expect to generate in these 21 new metropolitan markets, as we invest in future revenue growth opportunities for 2005 and beyond. In addition, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of that market prior to release of the additional service offerings or increase in market coverage.

     We expect 2004 revenue to grow significantly over 2003 revenue as a result of expected further penetration of our services in our potential customer base across our existing platform, as well as the expected successful cross-selling of our services into our existing customer base. In addition, we expect 2004 EBITDA to significantly increase over 2003 EBITDA and 2004 GAAP net income to significantly increase over 2003 GAAP net income, each as a result of our expectation that we will be able to balance earnings growth from our existing platform with continued expansion and focus on long-term opportunities. If we achieve our expected revenue growth and balance our earnings growth with our current expansion plan, we believe we will maintain positive cash flow from operating activities throughout 2004.

     Historically, our calculations of weighted-average outstanding shares for basic and diluted net loss per share have been identical because shares issuable under stock options that would have had an anti-dilutive effect on the calculation have been properly excluded from the calculation. In the third quarter of 2003, we achieved GAAP net income, and as a result our calculation of weighted-average outstanding shares for diluted net income per share since then has included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We have maintained GAAP net income through the quarter ended June 30, 2004. As a result, we expect that our diluted net income per share may be lower than our basic net income per share for any future periods in which we report GAAP net income due to the dilutive effect of outstanding stock options.

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the quarter ended June 30, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred current income tax expense of approximately $56,000 for the second quarter of 2004. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their useful lives. Accordingly, we recognized an income tax benefit of approximately $130,000 during the second quarter of 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. We also recorded deferred income taxes of approximately $400,000 for the SPN acquisition in June 2004. We will recognize an income tax benefit from those deferred income taxes as the identified intangible assets are amortized over their useful lives. We recognized a net income tax benefit of approximately $74,000 for the quarter ended June 30, 2004.

     We continue to develop and distribute new services and expand existing services and geographic boundaries across our current U.S. and U.K. markets. The incremental cost of introducing new services, expanding existing services, or expanding geographic boundaries in the future may reduce the profitability of a market or cause it to incur losses. In addition to our planned geographic expansion into 21 new metropolitan markets throughout the United States, we may continue further geographic expansion in the United States or we may seek additional international geographic expansion. Any future significant geographic expansion could also significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

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

     For the twelve month periods ended June 30, 2004 and 2003, our contract renewal rate was 91% and 87%, respectively.

Application of Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

     Goodwill and identifiable intangible assets not subject to amortization are tested annually on October 1st of each year for impairment, and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the carrying amount of the asset exceeds its fair value.

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our current tax exposure under currently enacted tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations. Based on our history of operating losses and our planned geographic expansion, which if not managed effectively may adversely impact our results of operations, we have not yet concluded that it is more likely than not that we will utilize all or a portion of our net deferred tax assets. Therefore a full valuation allowance is currently held against our net deferred tax assets. As a result of maintaining a full valuation allowance, our effective tax rate differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the expected utilization of net operating loss and tax credit carryfowards for the year ending December 31, 2004, offset by current estimated state and local income tax expense.

     Our decision to maintain a full valuation allowance against our deferred tax assets is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations pursuant to Section 382 of the Internal Revenue Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would cause us to record a tax benefit that would increase net income in the period the allowance is released, which will cause our effective tax rate for future periods to approximate the statutory tax rate. In addition, our deferred tax assets include net operating losses related to acquired businesses and the exercise of employee stock options for which any change in associated valuation allowance will be recorded as an adjustment to goodwill and a credit to additional paid-in-capital, respectively.

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

     The following table shows our EBITDA reconciled to our GAAP net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$1,736	$(367)	$3,217	$(1,210)
Purchase amortization in cost of revenues	677	704	1,298	1,407
Purchase amortization in operating expenses	1,071	1,113	2,197	2,225
Depreciation and other amortization	1,475	1,464	3,045	2,920
Interest income, net	(286)	(56)	(524)	(134)
Income tax expense	56	—	159	—
Income tax benefit from purchase amortization	(130)	—	(245)	—

EBITDA	$4,599	$2,858	$9,147	$5,208

Cash flows provided by (used in)
Operating activities	5,992	3,629	$12,077	$4,726
Investing activities	(2,812)	(299)	(15,203)	(2,168)
Financing activities	2,720	2,222	4,576	2,347

Comparison of Three Months Ended June 30, 2004 and Three Months Ended June 30, 2003

     Revenues. Revenues grew 18.5% from $23.2 million in the second quarter of 2003 to $27.5 million in the second quarter of 2004. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. Approximately $90,000 of our revenue growth for the second quarter of 2004 resulted from the acquisitions of PeerMark and SPN during the second quarter of 2004. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $15.5 million in the second quarter of 2003 to $18.6 million in the second quarter of 2004. Gross margin percentage also increased from 66.7% to 67.8%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $7.7 million for the second quarter of 2003 to $8.8 million for the second quarter of 2004 principally due to service enhancements for our existing platform and approximately $700,000 for increased research department hiring, training, compensation and other operating costs associated with our current expansion plan.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $6.4 million in the second quarter of 2003 to $6.9 million in the second quarter of 2004 and decreased as a percentage of revenues from 27.6% in the second quarter of 2003 to 25.1% in the second quarter of 2004. The increase in the amount of selling and marketing expenses was primarily due to increased sales headcount in our U.K. markets and increased marketing campaigns.

     Software Development Expenses. Software development expenses increased from $1.7 million in the second quarter of 2003 to $2.2 million in the second quarter of 2004 and increased as a percentage of revenues from 7.3% in the first quarter of 2003 to 8.1% in the second quarter of 2004. This increase in the amount and percentage of software and development expenses was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

     General and Administrative Expenses. General and administrative expenses increased from $6.7 million in the second quarter of 2003 to $7.0 million in the second quarter of 2004 and decreased as a percentage of revenues from 28.8% in the second quarter of 2003 to 25.6% in the second quarter of 2004. The increase in the amount of general and administrative expenses was primarily due to an increase in professional fees and occupancy costs.

     Purchase Amortization. Purchase amortization remained stable at $1.1 million in the second quarters of 2003 and 2004.

     Interest Income, Net. Interest income increased from $56,000 in the second quarter of 2003 to $286,000 in the second quarter of 2004. This increase was primarily a result of higher total cash, cash equivalents and short-term investments for the second quarter of 2004 as compared to the second quarter of 2003.

     Income Tax Expense (Benefit). Income tax benefit increased from $0 in the second quarter of 2003 to $74,000 in the second quarter of 2004. This increase is a result of the realized income tax benefit of approximately $130,000 recognized to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. This increase was offset by approximately $56,000 of income tax expense, which we incurred because we are subject to Federal alternative minimum taxes and because certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards.

Comparison of Six Months Ended June 30, 2004 and Six Months Ended June 30, 2003

     Revenues. Revenues grew 17.5% from $45.7 million in the six months ended June 30, 2003 to $53.7 million in the six months ended June 30, 2004. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base across our service platform, as well as the successful cross-selling of our information services into our existing customer base. Approximately $90,000 of our revenue growth for the second quarter of 2004 resulted from the acquisitions of PeerMark and SPN during the second quarter of 2004. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $30.4 million in the six months ended June 30, 2003 to $37.0 million in the six months ended June 30, 2004. Gross margin percentage also increased from 66.5% to 68.8%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $15.3 million for the six months ended June 30, 2003 to $16.8 million for the six months ended June 30, 2004, principally due to service enhancements for our existing platform and approximately $700,000 for increased research department hiring, training, compensation and other operating costs associated with our current expansion plan.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $13.0 million in the six months ended June 30, 2003 to $14.1 million in the six months ended June 30, 2004 and decreased as a percentage of revenues from 28.4% for the six months ended June 30, 2003 to 26.2% for the six months ended June 30, 2004. The increase in the amount of selling and marketing expenses was primarily due to increased sales headcount in our U.K. markets and increased marketing campaigns.

     Software Development Expenses. Software development expenses increased from $3.4 million in the six months ended June 30, 2003 to $4.2 million in the six months ended June 30, 2004 and increased as a percentage of revenues from 7.4% in the six months ended June 30, 2003 to 7.8% in the six months ended June 30, 2004. This increase in the amount and percentage of software and development expenses was due to hiring of new employees to support our continued focus on service enhancements to existing services, development of new services and development costs for our internal information systems.

     General and Administrative Expenses. General and administrative expenses increased from $13.2 million in the six months ended June 30, 2003 to $13.9 million in the six months ended June 30, 2004 and decreased as a percentage of revenues from 28.8% in the six months ended June 30, 2003 to 25.8% in the six months ended June 30, 2004. The increase in the amount of general and administrative expenses was primarily due to increased professional fees and occupancy costs.

     Purchase Amortization. Purchase amortization remained relatively stable at $2.2 million in the six months ended June 30, 2003 and 2004.

     Interest Income, Net. Interest income increased from $133,000 in the six months ended June 30, 2003 to $524,000 in the six months ended June 30, 2004. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

     Income Tax Expense (Benefit). Income tax benefit increased from $0 in the six months ended June 30, 2003 to $86,000 in the six months ended June 30, 2004. This increase is a result of the realized income tax benefit of approximately $245,000 recognized to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. This increase was offset by approximately $159,000 of income tax expense, which we incurred because we are subject to federal alternative minimum taxes and because certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards.

Recent Acquisitions

     Peer Market Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of PeerMark, an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock. In addition, the PeerMark acquisition agreement provides for us to pay additional consideration to the former shareholders of PeerMark based on the future operating performance of the acquired company.

     Scottish Property Network. On June 16, 2004, our U.K. subsidiary acquired SPN, a provider of online commercial property information in Scotland. We acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.

     Accounting Treatment. Both acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark and SPN have been consolidated with our results since the respective dates of acquisition. The operating results of each of PeerMark and SPN are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for either acquisition.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $9.9 million from $97.4 million at December 31, 2003 to $107.3 million at June 30, 2004. This increase was primarily due to increasing EBITDA, improved cash collections and cash proceeds of $4.6 million from employee stock option exercises to purchase approximately 347,000 shares of common stock, offset by purchases of property and equipment of approximately $4.9 million and cash used for the SPN and PeerMark acquisitions.

     Net cash provided by operating activities for the six months ended June 30, 2004 was $12.1 million compared to $4.7 million for the six months ended June 30, 2003. This $7.4 million increase in net cash provided by operating activities was principally the result of revenue growth and the resulting growth in gross margin, which contributed to our $3.2 million of GAAP net income in for the six months ended June 30, 2004 compared to a GAAP net loss of $(1.2) million for the six months ended June 30, 2003.

     Net cash used in investing activities was $15.2 million for the six months ended June 30, 2004 compared to $2.2 million for the six months ended June 30, 2003. This $13.0 million increase in net cash used in investing activities was principally due to purchases of $8.3 million of short-term investments and $4.9 million of property and equipment.

     Net cash provided by financing activities was $4.6 million for the six months ended June 30, 2004 compared to $2.3 million for the six months ended June 30, 2003. This $2.3 million increase in net cash provided by financing activities was the result of cash proceeds from employee stock option exercises to purchase approximately 347,000 shares of common stock in the first two quarters of 2004.

     In May 2004, the Company amended its Bethesda, Maryland office lease agreement to include additional space effective September 2004. The amendment requires additional commitments of approximately $2.9 million with approximately $165,000 for the partial year 2004, approximately $523,000 in annual commitments for 2005 through 2009 and approximately $140,000 for the partial year 2010.

     During the three months ended June 30, 2004, we incurred capital expenditures of approximately $4.1 million, with approximately $3.1 million related to the purchase of field research vehicles and equipment in connection with our planned 21-market expansion, and the remaining $1.0 million to support our existing operations. Capital expenditures during the third quarter are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, as well as communications, measuring, photographic and computer equipment, totaling approximately $1.0 to $1.5 million. Additionally, we expect to incur approximately $500,000 to $1.0 million of capital expenditures during the third quarter to support our existing operations.

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

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the quarter ended June 30, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred current income tax expense of approximately $56,000 for the second quarter of 2004. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their useful lives. Accordingly, we recognized an income tax benefit of approximately $130,000 during the second quarter of 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. We also recorded deferred income taxes of approximately $400,000 for the SPN acquisition in June 2004. We will recognize an income tax benefit from those deferred income taxes as the identified intangible assets are amortized over their useful lives. We recognized a net income tax benefit of approximately $74,000 for the quarter ended June 30, 2004.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft on “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” In this proposed Statement, the FASB states its belief that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. As a result, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The FASB will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. The proposed requirements in the Exposure Draft would be effective as of the beginning of the first fiscal year beginning after December 15, 2004 for public companies.

     If we elected, or were required, to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example for the six months ended June 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe diluted net income per share would have been reduced by $0.17 per share and we would have reported no net income per share. We are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statements of operations and reduce our GAAP net income.

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

Risk Factors

     We may not be able to complete successfully our planned geographic expansion, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the remainder of 2004 and continuing into 2005, we expect to expand into 21 new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan effectively, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth in this section. We may not be able to generate revenues or control expenses to a degree sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

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

     General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability. Additionally, any war in which the United States is involved or any significant terrorist attack is likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients, our revenues may decline and our financial position would be adversely affected.

     If we are not able to successfully identify and integrate acquisitions, our business operations and financial condition could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Future acquisitions that we may pursue could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

     If we account for employee stock-based compensation using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate over whether grants under employee stock option incentive plans should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation using the fair value method, we could have significant accounting charges that would significantly lower our GAAP net income. For example, for the six months ended June 30, 2004, had we accounted for stock-based compensation using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe our diluted net income per share would have been reduced by $0.17 per share and we would have reported no net income per share. We are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date. See Note 2 to our Notes To Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation.

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

     Our stock price may be negatively affected by fluctuations in our operating results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; our investments in geographic expansion; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; successful adoption of and training our services; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of GAAP net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our operating results, revenues and expenses may cause the market price of our common stock to decline.

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

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence and SPN acquisitions, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

     If we are unable to hire, retain and continue to develop our sales force, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to attract and retain an effective Vice President of Sales; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, or if we are unable to attract and retain an effective Vice President of Sales, our revenues could decline or cease to grow and our expenses could increase.

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers or others, which could result in lower revenues and higher expenses.

     Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information services. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses, hackers, and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction, virus or some other cause could harm our business. If we experience a failure that prevents us from delivering our information services to clients, we could experience reduced demand for our information services.

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

     Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, our officers and other key employees. Our business requires highly skilled technical, sales, management, web-development, marketing and research personnel, all of whom are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

     Litigation in which we become involved or newly-adopted laws and regulations may significantly increase our expenses. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have sufficient insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any claims are determined against us, our profitability could be reduced and our financial position could be adversely affected. In addition, governments in the United States or abroad could adopt laws that could harm our business by for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to additional taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our services less attractive.

     If we are unable to enforce or defend our ownership and use of our intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property or other lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property or other claims, this could result in a change to our methodology or information services and could reduce our profitability.

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

     Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights; the success of our planned expansion; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiary. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2004, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $2.9 million.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2004.

     We have a substantial amount of intangible assets. Although as of June 30, 2004 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     As partial consideration for the acquisition of PeerMark, on May 4, 2004, we issued to the shareholders of PeerMark 5,318 shares of the Company’s common stock, par value $.01 per share. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of our stockholders was held on June 9, 2004. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Warren H. Haber, Josiah O. Low, III, Christopher J. Nassetta and Catherine B. Reynolds. The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	12,856,495	3,597,842
Andrew C. Florance	16,452,521	1,816
David Bonderman	12,093,225	4,361,112
Warren H. Haber	16,393,713	60,624
Josiah O. Low, III	16,393,713	60,624
Christopher J. Nassetta	16,452,521	1,816
Catherine B. Reynolds	16,452,521	1,816

     The appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2004 was approved upon the following vote: For, 15,888,900 shares; against, 565,037 shares; and abstain, 400 shares.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 30, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ending June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (filed herewith)

10.2	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Frank Carchedi (filed herewith)*

10.3	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and David Schaffel (filed herewith)*

10.4	Addendum to Employment Terms, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Craig Farrington (filed herewith)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Management Contract or Compensatory Plan of Arrangement

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the SEC on April 20, 2004, furnishing CoStar Group, Inc.’s earnings release for the quarter ended March 31, 2004.

Current Report on Form 8-K furnished to the SEC on July 20, 2004, furnishing CoStar Group, Inc.’s earnings release for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: August 6, 2004	By:	/s/ Frank A. Carchedi
Frank A. Carchedi
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)