Form 10-Q
period 2004-09-30
COSTAR GROUP INC
filed 2004-11-05
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     As of November 1, 2004, there were 18,298,399 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$28,610	$24,108	$82,344	$69,835
Cost of revenues	9,189	7,627	25,972	22,946

Gross margin	19,421	16,481	56,372	46,889
Operating expenses
Selling and marketing	7,452	6,683	21,549	19,650
Software development	2,150	1,729	6,315	5,131
General and administrative	6,778	6,528	20,663	19,685
Purchase amortization	1,085	1,167	3,282	3,393

	17,465	16,107	51,809	47,859

Income (loss) from operations	1,956	374	4,563	(970)
Other income, net	311	65	835	199

Income (loss) before income taxes	2,267	439	5,398	(771)
Income tax expense (benefit)	(100)	158	(186)	158

Net income (loss)	$2,367	$281	$5,584	$(929)

Net income (loss) per share — basic	$0.13	$0.02	$0.31	$(0.06)

Net income (loss) per share — diluted	$0.13	$0.02	$0.30	$(0.06)

Weighted average outstanding shares — basic	18,247	15,981	18,120	15,884

Weighted average outstanding shares — diluted	18,898	16,482	18,792	15,884

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,251	$35,643
Short-term investments	80,058	61,806
Accounts receivable, less allowance for doubtful accounts of approximately $1,390 and $1,759 as of September 30, 2004 and December 31, 2003	3,490	4,308
Prepaid expenses and other current assets	2,533	1,981

Total current assets	119,332	103,738
Property and equipment	33,490	28,956
Accumulated depreciation	(21,326)	(18,702)

Property and equipment, net	12,164	10,254
Goodwill	41,245	37,351
Intangibles and other assets, net	28,842	31,590
Deposits	995	967

Total assets	$202,578	$183,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,705	$9,645
Deferred revenue	6,319	5,886

Total current liabilities	19,024	15,531
Deferred income taxes	3,168	—
Total stockholders’ equity	180,386	168,369

Total liabilities and stockholders’ equity	$202,578	$183,900

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income (loss)	$5,584	$(929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,960	3,672
Amortization	5,717	6,224
Income tax benefit	(186)	—
Provision for losses on accounts receivable	311	1,706
Changes in operating assets and liabilities, net of acquisitions	3,108	(1,526)

Net cash provided by operating activities	18,494	9,147
Investing activities:
Purchases and sales of short-term investments, net	(18,330)	(11,019)
Purchases of property and equipment	(5,809)	(2,740)
Other assets	(551)	(367)
Cash held for acquisition	—	16,386
Acquisitions, net of cash acquired	(2,270)	(17,419)

Net cash used in investing activities	(26,960)	(15,159)
Financing activities:
Proceeds from exercise of stock options	6,059	3,679

Net cash provided by financing activities	6,059	3,679
Effect of foreign currency exchange rates on cash and cash equivalents	15	81

Net increase in cash and cash equivalents	(2,392)	(2,252)
Cash and cash equivalents at the beginning of period	35,643	25,546

Cash and cash equivalents at the end of period	$33,251	$23,294

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2003, March 31, 2004 and June 30, 2004.

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholder’s equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately ($265,000) and $275,000 for the three months ended September 30, 2004 and 2003, respectively, and $223,000 and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively, from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2004 and 2003.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income (Loss)

     During the three months ended September 30, 2004 and 2003, total comprehensive income was approximately $2.1 million and $556,000, respectively, and during the nine months ended September 30, 2004 and 2003, total comprehensive income was approximately $5.8 million and $105,000, respectively. As of September 30, 2004 accumulated comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.6 million and an unrealized loss on short-term investments of approximately ($78,000).

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

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$2,367	$281	$5,584	$(929)

Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	18,247	15,981	18,120	15,884
Effect of dilutive securities:
Stock options	651	501	672	—

Denominator for diluted net income (loss) per share — weighted-average outstanding shares	18,898	16,482	18,792	15,884

Net income (loss) per share — basic	$0.13	$0.02	$0.31	$(0.06)

Net income (loss) per share — diluted	$0.13	$0.02	$0.30	$(0.06)

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

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$2,367	$281	$5,584	$(929)
Add: total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Add (deduct): total stock-based employee compensation (benefit) expense determined under fair value based method for all awards	(1,958)	404	(5,139)	(2,578)

Pro forma net income (loss)	$409	$685	$445	$(3,507)

Net income (loss) per share:
Basic — as reported	$0.13	$0.02	$0.31	$(0.06)

Basic — pro forma	$0.02	$0.04	$0.02	$(0.22)

Diluted — as reported	$0.13	$0.02	$0.30	$(0.06)

Diluted — pro forma	$0.02	$0.04	$0.02	$(0.22)

3. ACQUISITIONS

     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $208,000. In addition, the PeerMark acquisition agreement provides for an additional consideration to be paid by the Company to the former shareholders of PeerMark based on the future operating performance of the acquired company.

     On June 16, 2004, the Company’s U.K. subsidiary acquired Scottish Property Network (“SPN”), a provider of online commercial property information in Scotland. The Company acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.

     On September 17, 2004, the Company acquired substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider in Denver, Colorado, for approximately $350,000 in cash.

     All of the acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN and RealComp have been consolidated with those of the Company since the respective dates of acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

4. GOODWILL

     Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Goodwill	$52,468	$48,574
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$41,245	$37,351

     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence plc acquisition and recorded deferred income taxes and related goodwill of approximately $3.1 million as a result of the value previously assigned to identified intangible assets. In June 2004, the Company also recorded deferred income taxes and related goodwill of approximately $400,000 for the SPN acquisition. The amortization of these identified intangible assets is non-deductible for income tax purposes, and as a result, the Company realizes an income tax benefit as the deferred income taxes are reduced in connection with the related amortization of these assets over their estimated useful lives.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (in thousands):

			Weighted-
			Average
			Amortization
	September 30,	December 31,	Period
	2004	2003	(in years)
	(unaudited)
Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,753)	(1,626)

Capitalized product development costs, net	42	169

Building photography	5,326	4,777	5
Accumulated amortization	(4,456)	(4,048)

Building photography, net	870	729

Acquired database technology	20,133	19,438	4
Accumulated amortization	(17,825)	(16,245)

Acquired database technology, net	2,308	3,193

Acquired customer base	42,838	41,107	10
Accumulated amortization	(19,468)	(16,175)

Acquired customer base, net	23,370	24,932

Acquired tradename	4,198	4,198	10
Accumulated amortization	(1,946)	(1,631)

Acquired tradename, net	2,252	2,567

Intangibles and other assets, net	$28,842	$31,590

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors,” as well as those described from time to time in our other filings with the Securities and Exchange Commission.

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

     We completed our initial public offering in July 1998, and received net proceeds of approximately $22.7 million. We used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”). In November 2003, we completed an additional follow-on public offering and issued 1.7 million shares of common stock and received net proceeds of approximately $53.5 million. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

     From 1994 through 2004, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In September 1999 we acquired ARES Development Group, LLC, a Los Angeles-based developer and distributor of ARES for ACT!. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003 we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish

Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. The recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating markets throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offered and the number of markets in which we operated. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets from which we believe we can appropriately meet the commercial real estate community’s needs for comprehensive U.S. building-specific information. From 2001 through 2003, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”). Our net income increased from $281,000 for the quarter ended September 30, 2003 to $2.4 million for the quarter ended September 30, 2004. In addition, we increased EBITDA (net income before interest, taxes, depreciation and amortization) by $1.4 million from $3.7 million in the third quarter of 2003 to $5.1 million in the third quarter of 2004. Our use of non-GAAP financial measures is discussed later in this section.

     During the third quarter of 2004, we continued the field research phase of our current geographic expansion plan. The plan includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. markets and international expansion in Manchester, England during 2004 and 2005. We generally have not experienced this type of internal geographic expansion since 2000. Our planned 2004 expansion will cause our cost structure to escalate in advance of revenues that we expect to generate in these new markets, as we invest in future revenue growth opportunities for 2005 and beyond. In addition, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of that market prior to release of the additional service offerings or increase in market coverage.

     We expect 2004 revenue to grow significantly over 2003 revenue as a result of expected further penetration of our services in our potential customer base across our existing platform, as well as the expected successful cross-selling of our services into our existing customer base. In addition, we expect 2004 EBITDA to significantly increase over 2003 EBITDA and 2004 net income to significantly increase over 2003 net income, each as a result of our expectation that we will be able to balance earnings growth from our existing platform with continued expansion and focus on long-term opportunities. If we achieve our expected revenue growth and balance our earnings growth with our current expansion plan, we believe we will maintain positive cash flow from operating activities throughout 2004.

     Historically, our calculations of weighted-average outstanding shares for basic and diluted net loss per share have been identical because shares issuable under stock options that would have had an anti-dilutive effect on the calculation had been properly excluded from the calculation. In the third quarter of 2003, we achieved net income, and as a result our calculation of weighted-average outstanding shares for diluted net income per share since then has included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We have maintained net income through the quarter ended September 30, 2004. As a result, we expect that our diluted net income per share may be lower than our basic net income per share for any future periods in which we report net income due to the dilutive effect of outstanding stock options.

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the quarter ended September 30, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their useful lives. Accordingly, we recognized an income tax benefit of approximately $100,000 during the third quarter of 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. We also recorded deferred income taxes of approximately $400,000 for the SPN acquisition in June 2004. We will recognize an income tax benefit from those deferred income taxes as the identifiable intangible assets are amortized over their useful lives.

     In addition to our current planned geographic expansion, we may continue further geographic expansion in the United States or we may seek additional international geographic expansion. Any future significant geographic expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

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

     For the twelve month periods ended September 30, 2004 and 2003, our contract renewal rate was 93% and 87%, respectively.

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

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our current tax exposure under currently enacted tax laws and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations. Based on our history of operating losses and our planned geographic expansion, which if not managed effectively may adversely impact our results of operations, we have not yet concluded that it is more likely than not that we will utilize all or a portion of our net deferred tax assets. Therefore a full valuation allowance is currently held against our net deferred tax assets. As a result of maintaining a full valuation allowance, our effective tax rate differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the expected utilization of net operating loss and tax credit carryforwards for the year ending December 31, 2004, offset by current estimated state and local income tax expense.

     Our decision to maintain a full valuation allowance against our deferred tax assets is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, our planned geographical expansion, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations pursuant to Section 382 of the Internal Revenue Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would cause us to record a tax benefit that would increase net income in the period the allowance is released and will cause our effective tax rate for future periods to approximate the statutory tax rate, which would likely decrease our net income. In addition, our deferred tax assets include net operating losses related to acquired businesses and the exercise of employee stock options for which any change in associated valuation allowance will be recorded as an adjustment to goodwill and a credit to additional paid-in-capital, respectively.

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

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. These non-GAAP financial measures include EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization; and pro forma earnings, which is net income (loss) before purchase amortization in cost of revenues, purchase amortization in operating expenses and the related income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. We disclose pro forma earnings in our earnings releases and investor conference calls. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

     EBITDA and pro forma earnings are used by management to internally measure our operating and management performance and by investors as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 16 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA and pro forma earnings, which exclude these charges, provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA and pro forma earnings helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA and pro forma earnings are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and pro forma earnings to provide a financial measure by which to compare our operating performance against that of other companies in our industry. Finally, management and the Board of Directors use pro forma earnings as one of several criteria to determine the achievement of performance-based cash bonuses.

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

     The following table shows our EBITDA reconciled to our net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$2,367	$281	$5,584	$(929)
Purchase amortization in cost of revenues	598	698	1,896	2,105
Purchase amortization in operating expenses	1,085	1,167	3,282	3,393
Depreciation and other amortization	1,454	1,481	4,499	4,401
Interest income, net	(311)	(65)	(835)	(199)
Income tax expense	—	158	159	158
Income tax benefit from purchase amortization	(100)	—	(345)	—

EBITDA	$5,093	$3,720	$14,240	$8,929

Cash flows provided by (used in)
Operating activities	6,417	4,421	$18,494	$9,147
Investing activities	(11,757)	(12,991)	(26,960)	(15,159)
Financing activities	1,483	1,332	6,059	3,679

     From 2003 through 2004, we have experienced substantial year over year earnings growth. As a result, the impact of purchase amortization on our net income has become less meaningful. Therefore, beginning in the first quarter of 2005, we expect to no longer report pro forma earnings in our earnings releases or on our investor conference calls. However, we expect to continue to report EBITDA in our earnings releases, investor conference calls and our filings with the Securities and Exchange Commission and reconcile EBITDA to our net income.

Comparison of Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003

     Revenues. Revenues grew 18.7% from $24.1 million in the third quarter of 2003 to $28.6 million in the third quarter of 2004. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $16.5 million in the third quarter of 2003 to $19.4 million in the third quarter of 2004. Gross margin percentage decreased from 68.4% to 67.9%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The decrease in gross margin percentage is due to the increase in cost of revenues from $7.6 million for the third quarter of 2003 to $9.2 million for the third quarter of 2004 principally due to service enhancements for our existing platform and approximately $800,000 for increased research department hiring, training, compensation and other operating costs associated with our current expansion plan.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $6.7 million in the third quarter of 2003 to $7.5 million in the third quarter of 2004 and decreased as a percentage of revenues from 27.7% in the third quarter of 2003 to 26.0% in the third quarter of 2004. The increase in the amount of selling and marketing expenses was primarily due to increased sales commissions and marketing campaigns.

     Software Development Expenses. Software development expenses increased from $1.7 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004 and increased as a percentage of revenues from 7.2% in the third quarter of 2003 to 7.5% in the third quarter of 2004. This increase in the amount and percentage of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

     General and Administrative Expenses. General and administrative expenses increased from $6.5 million in the third quarter of 2003 to $6.8 million in the third quarter of 2004 and decreased as a percentage of revenues from 27.1% in the third quarter of 2003 to 23.7% in the third quarter of 2004. The increase in the amount of general and administrative expenses was primarily due to an increase in professional fees and occupancy costs.

     Purchase Amortization. Purchase amortization decreased slightly from $1.2 million in the third quarter of 2003 to $1.1 million in the third quarter of 2004.

     Interest Income, Net. Interest increased from $65,000 in the third quarter of 2003 to $311,000 in the third quarter of 2004. This increase was primarily a result of higher total cash, cash equivalents and short-term investments and increased interest rates for the third quarter of 2004 as compared to the third quarter of 2003.

     Income Tax Expense (Benefit). Income tax expense (benefit) increased from an expense of $158,000 in the three months ended September 30, 2003 to a benefit of ($100,000) in the three months ended September 30, 2004. This increase is a result of the income tax benefit of approximately ($100,000) recognized to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition.

Comparison of Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003

     Revenues. Revenues grew 17.9% from $69.8 million in the nine months ended September 30, 2003 to $82.3 million in the nine months ended September 30, 2004. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base across our national platform, as well as the successful cross-selling of our information services into our existing customer base. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate over 90% of our total revenues.

     Gross Margin. Gross margin increased from $46.9 million in the nine months ended September 30, 2003 to $56.4 million in the nine months ended September 30, 2004. Gross margin percentage also increased from 67.1% to 68.5%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $22.9 million for the nine months ended September 30, 2003 to $26.0 million for the nine months ended September 30, 2004, principally due to service enhancements for our existing platform and approximately $1.6 million for increased research department hiring, training, compensation, and other operating costs associated with our current expansion plan.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $19.7 million in the nine months ended September 30, 2003 to $21.5 million in the nine months ended September 30, 2004 and decreased as a percentage of revenues from 28.1% for the nine months ended September 30, 2003 to 26.2% for the nine months ended September 30, 2004. The increase in the amount of selling and marketing expenses was primarily due to increased sales commissions and marketing campaigns.

     Software Development Expenses. Software development expenses increased from $5.1 million in the nine months ended September 30, 2003 to $6.3 million in the nine months ended September 30, 2004 and increased as a percentage of revenues from 7.3% in the nine months ended September 30, 2003 to 7.7% in the nine months ended September 30, 2004. This increase in the amount and percentage of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

     General and Administrative Expenses. General and administrative expenses increased from $19.7 million in the nine months ended September 30, 2003 to $20.7 million in the nine months ended September 30, 2004 and decreased as a percentage of revenues from 28.2% in the nine months ended September 30, 2003 to 25.1% in the nine months ended September 30, 2004. The increase in the amount of general and administrative expenses was primarily due to increased professional fees and occupancy costs.

     Purchase Amortization. Purchase amortization decreased slightly from $3.4 million in nine months ended September 30, 2003 to $3.3 million in the nine months ended September 30, 2004.

     Interest Income, Net. Interest income increased from $199,000 in the nine months ended September 30, 2003 to $835,000 in the nine months ended September 30, 2004. This increase was primarily a result of higher total cash, cash equivalents and short-term investments and increased interest rates for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Income Tax Expense (Benefit). Income tax expense (benefit) increased from an expense of $158,000 in the nine months ended September 30, 2003 to a benefit of ($186,000) in the nine months ended September 30, 2004. This increase is a result of the realized income tax benefit of approximately ($345,000) recognized to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. This increase was offset by approximately $159,000 of income tax expense, which we incurred because we are subject to federal alternative minimum taxes and because certain state and local tax jurisdictions do not currently recognize portions of our net loss carryforwards.

Recent Acquisitions

     PeerMarket Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of Peer Market Research, Inc., an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock. In addition, the PeerMark acquisition agreement provides for us to pay additional consideration to the former shareholders of PeerMark based on the future operating performance of the acquired company.

     Scottish Property Network On June 16, 2004, our U.K. subsidiary acquired SPN, a provider of online commercial property information in Scotland. We acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.

     RealComp, Inc. On September 17, 2004, we acquired substantially all of the assets of RealComp, Inc., a local comparable sales information provider in Denver, Colorado, for approximately $350,000 in cash.

     Accounting Treatment. All of the acquisitions have been accounted for using purchase accounting. The purchase price for each of the acquisitions was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN and RealComp have been consolidated with our results since the respective dates of acquisition. The operating results of each of PeerMark, SPN and RealComp are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $15.9 million from $97.4 million at December 31, 2003 to $113.3 million at September 30, 2004. This increase was primarily due to increasing EBITDA, improved collection processes and proceeds of $6.1 million from employee stock option exercises to purchase approximately 412,000 shares of common stock, offset by purchases of property and equipment of approximately $5.8 million and cash used for the acquisitions.

     Net cash provided by operating activities for the nine months ended September 30, 2004 was $18.5 million compared to $9.1 million for the nine months ended September 30, 2003. This $9.4 million increase in net cash provided by operating activities was principally the result of revenue growth and the resulting growth in gross margin, which contributed to our $5.6 million of net income in the nine months ended September 30, 2004 compared to a net loss of ($929,000) in the nine months ended September 30, 2003.

     Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2004 compared to $15.2 million for the nine months ended September 30, 2003. This $11.8 million increase in net cash used in investing activities was principally due to increased purchases of short-term investments and property and equipment.

     Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2004 compared to $3.7 million for the nine months ended September 30, 2003. This $2.4 million increase in net cash provided by financing activities was the result of proceeds from employee stock option exercises to purchase approximately 412,000 shares of common stock in the first three quarters of 2004.

     During the three months ended September 30, 2004, we incurred capital expenditures of approximately $1.4 million, with approximately $800,000 related to building photography costs and the purchase of field research vehicles and equipment in connection with our planned 21 market expansion, and the remaining $600,000 to support our existing operations. Capital expenditures during the fourth quarter are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, as well as communications, measuring, photographic and computer equipment, totaling approximately $1.0 to $1.5 million. Additionally, we expect to incur approximately $500,000 to $1.0 million of capital expenditures during the fourth quarter of 2004 to support our existing operations.

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

     We currently believe that our facilities are adequate to appropriately support our business needs; however, as a result of our planned expansion, we may need to lease or purchase additional space.

     In the third quarter of 2003, we achieved positive pre-tax income for the first time since our inception in 1987. We have maintained positive pre-tax income through the nine months ended September 30, 2004, which has enabled us to utilize some of our net operating loss carryforwards for tax purposes. Although our net operating loss carryforwards are substantial, we are subject to limitations on their use. Furthermore, we are subject to federal alternative minimum taxes and state and local tax jurisdictions may not recognize portions of these loss carryforwards. As a result, we incurred current income tax expense of approximately $159,000 for the year to date 2004. In addition, during January 2004 upon the completion of our review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition, we recorded deferred income taxes of $3.1 million on the separately identified intangible assets. We will realize an income tax benefit from these deferred income taxes as the identified intangible assets are amortized over their estimated useful lives. Accordingly, we recognized an income tax benefit of approximately $345,000 for the year to date 2004 to offset the non-deductible amortization expense of the related identified intangible assets acquired in connection with the Property Intelligence acquisition. As a result, we recognized a net income tax benefit of approximately $186,000 for the year to date 2004.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft on “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. In this Exposure Draft, the FASB believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. As a result, the Exposure Draft would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The FASB will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models.

     The positions outlined in the Exposure Draft have been updated by the FASB at board meetings held after the issuance of the Exposure Draft. On October 13, 2004, the FASB concluded that all companies should measure compensation cost for all share-based payments at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

     If we elected, or were required, to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the nine months ended September 30, 2004, had we accounted for stock-based compensation plans for options issued since inception, using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe diluted net income per share would have been reduced by $0.28 per share and we would have reported diluted net income of $0.02 per share. We are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statements of operations and reduce our net income.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2004 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, pro forma earnings, EBITDA, net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: customer retention; competition; general economic conditions; our ability to identify and integrate acquisitions; our ability to control costs; our ability to complete successfully our planned expansion; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; and successful adoption of and training on our services.

     Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the date of the statement. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Risk Factors

     We may not be able to complete successfully our planned geographic expansion, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the remainder of 2004 and continuing into 2005, we expect to expand into a number of new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan effectively, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

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

     If our operating costs are higher than we expect, our profitability may be reduced. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial condition will be adversely affected.

     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. For example, if we elected or were required to record an expense for our stock-based compensation using the fair value method, we could have significant accounting charges that would significantly lower our net income. As an example, for the nine months ended September 30, 2004, had we accounted for stock-based compensation using the fair-value method prescribed in SFAS 123 as amended by SFAS 148, we believe our diluted net income per share would have been reduced by $0.28 per share and we would have reported diluted net income of $0.02 per share. In addition, to the extent that we release all, or a portion, of our remaining valuation allowance with respect to our deferred tax assets, then we would record a tax benefit that would likely significantly increase our net income in the quarter in which the allowance is released. In periods following the release of the valuation allowance, we would likely record income tax expense at an effective tax rate that would approximate the statutory tax rate, which would likely decrease our net income.

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

     General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability. Additionally, any significant terrorist attack is likely to have a dampening effect on the economy in general which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses, which may not be offset by increased revenues. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients, our revenues may decline and our financial position would be adversely affected.

     Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; changes or consolidation in the real estate industry; our investments in geographic expansion; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; successful adoption of and training on the

Company’s services; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

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

     If we are unable to hire, retain and continue to develop our sales force or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to attract and retain an effective Vice President of Sales; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.

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

     Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Moreover, despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services.

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

     Litigation in which we become involved or newly-adopted laws and regulations may significantly increase our expenses. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have sufficient insurance to cover our pending claims or our future claims. Any lawsuits in which we are involved could cost us a significant amount of time and money. If any claims are determined against us, our profitability could be reduced and our financial position could be adversely affected. In addition, governments in the United States or abroad could adopt laws that could harm our business, by for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our services less attractive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2004, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.6 million.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2004.

     We have a substantial amount of intangible assets. Although as of September 30, 2004 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Unregistered Changes in Securities and Use of Proceeds

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

COSTAR GROUP, INC.

Date: November 5, 2004	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)