Form 10-K
period 2004-12-31
COSTAR GROUP INC
filed 2005-03-11
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock ($.01 par value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. ☑

     Based on the closing price of the common stock on June 30, 2004 on the Nasdaq Stock Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $761.3 million.

     As of March 1, 2005, there were 18,311,500 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2004, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

     (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)

     CoStar Group, Inc., a Delaware corporation, is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering 55 U.S. markets as well as London and other parts of the United Kingdom.

     Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to complete transactions, by offering the most comprehensive, timely and standardized information on commercial real estate. As a result of our January 2003 acquisition of Property Intelligence plc and June 2004 acquisition of Scottish Property Network, we have extended our offering of comprehensive commercial real estate information to include London, Scotland and other U.K. markets. We deliver our content to customers via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, property information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. We have created and are continuing to improve a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to the efficient exchange of accurate information supplied by CoStar.

     CoStar intends to continue to grow its standardized platform of commercial real estate information. In 2004, CoStar began research for a 21-market U.S. expansion effort and released services covering two new U.S. markets. During the next year, we plan to release services covering the remaining 19 new U.S. markets. In addition, in January 2005 CoStar acquired National Research Bureau, a leading provider of information to the shopping center industry, and simultaneously announced that it was launching a major expansion effort into real estate information for retail properties.

     We have a number of assets that provide a unique foundation for our multinational platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; advanced software and proprietary technology, including a large in-house product development team; a broad suite of web-based information services; and a large base of clients. Our database has been developed and enhanced for more than 17 years by a research department that makes thousands of daily updates to our database. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases.

     Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

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

     A large number of parties involved in the commercial real estate and related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:

•	Sales and leasing brokers

•	Property owners

•	Property managers

•	Design and construction professionals

•	Real estate developers

•	Real estate investment trust managers

•	Investment bankers

•	Commercial bankers

•	Mortgage bankers

•	Mortgage brokers

•	Retailers

•	Government agencies’ staff members

•	Mortgage-backed security issuers

•	Appraisers

•	Pension fund managers

•	Reporters

•	Tenant vendors

•	Building services vendors

•	Communications providers

•	Insurance companies’ managers

•	Institutional advisors

•	Investors and asset managers

     The commercial real estate and related business community generally has operated in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers and local research companies, collect data on specific markets and develop software to analyze the information they have independently gathered. This highly fragmented methodology has resulted in duplication of effort in the collection and analysis of information, excessive internal cost and the creation of non-standardized data containing varying degrees of accuracy and comprehensiveness, resulting in a formidable information gap.

     The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, approximately 700 researchers, technological expertise and broad customer base, CoStar believes that it has created such a platform.

CoStar’s Comprehensive Database

     CoStar has spent more than 17 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, demand statistics and digital images.

     As of February 1, 2005, our database of real estate information covered 55 U.S. markets as well as London, England and other parts of the United Kingdom, and contained:

•	More than 33.2 billion square feet of U.S. commercial real estate;

•	Over 462,000 extensively researched and photographed properties in our U.S. database;

•	Over 1.6 million total properties;

•	Over 4.1 billion square feet of space available;

•	Over 60,000 properties for sale;

•	Over 3.3 million tenants occupying commercial real estate space;

•	More than 1.2 million sales transactions valued in the aggregate at over $1 trillion; and

•	Over 2.2 million high-resolution digital images, including building photographs, aerial photographs, plat maps and floor plans.

     This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location

•	Site and zoning information

•	Building characteristics

•	Space availability

•	Tax assessments

•	Ownership

•	Sales and lease comparables

•	Space requirements

•	Number of retail stores
•	Mortgage and deed information

•	For-sale information

•	Income and expense histories

•	Tenant names

•	Lease expirations

•	Contact information

•	Historical trends

•	Demographic information

•	Retail sales per square foot

CoStar Research

     We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2004, our researchers drove over one million miles, conducted hundreds of thousands of on-site building inspections, examined tens of millions of public records and interviewed millions of tenants, owners and brokers.

     Research Department. As of February 1, 2005, we employed approximately 700 commercial real estate research professionals. Our research professionals undergo an extensive training program to maintain consistent research methods and processes. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

     CoStar has an extensive field research effort that permits physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information. Some of these researchers use CoStar custom-designed trucks equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras, handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps, and pneumatic masts that extend up to an elevation of twenty-five feet so as to allow for unobstructed building photographs from “bird’s-eye views”. Each CoStar truck uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, capturing “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to the collection of CoStar’s digital images in our database. As of February 1, 2005, CoStar had 73 trucks used by field researchers in markets throughout the United States, including 32 trucks in markets that are part of our current expansion where since May 2004 our field researchers have photographed over 118,000 buildings and researched over 2.5 billion square feet of gross building area.

     Data Providers. We license a small portion of our data from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information services and include what we believe are standard terms, such as a contract term ranging from two to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

     Finally, one of the most important and effective quality control measures we rely on is feedback provided by the commercial real estate professionals using our data every day.

Proprietary Technology

     As of February 1, 2005, CoStar had a staff of 93 product development and information technology professionals who focus on developing and creating new and enhanced services, designing systems to ensure continuous improvement in data quality, improving the speed of data delivery, and building infrastructure capable of supporting CoStar’s comprehensive database and image library. This group also regularly implements service enhancements, including expanded features and new graphic designs.

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

     We maintain Windows and Unix servers to support the database and an internal encrypted virtual private network to allow remote researchers real-time access to the database. We store full data back-up tapes off-site.

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

     CoStar Property Professional™. CoStar Property Professional is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial and retail properties in markets throughout the United States, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user-selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user-controlled, password-protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online in real time with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate web site. CoStar Property, along with all of CoStar’s other core information services, are delivered solely via the Internet.

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

     CoStar COMPS Professional™. CoStar COMPS Professional provides comprehensive national coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations.

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

     FOCUS. Our U.K. subsidiary, Property Intelligence Limited, offers several services under the trade name FOCUS. The primary service, New FOCUS, is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. In addition, Property Intelligence’s subsidiary, Scottish Property Network Limited, offers users on-line access to a comprehensive database of information for properties located in Scotland, including available space, comparable sales, and lease deals.

     CoStar Connect™. CoStar Connect allows commercial real estate firms to license CoStar’s technology and information to market their U.S. property listings on their corporate web sites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates and manages customers’ online property information, providing comprehensive listings coverage and significantly reducing the expense of building their web sites’ content and functionality.

     CoStar Advertising™. In 2004, CoStar released a new service that offers property owners a highly targeted and cost-effective way to market a space for lease or space for sale directly to the individuals looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that his ad will appear even when his listing would not be returned in a results set.

     NRB Shopping Center Directory™. As a result of our January 2005 acquisition of National Research Bureau, we now offer access to a comprehensive database of U.S. shopping center information. The Shopping Center Directory includes shopping center names, locations, tenants, gross leaseable area, space availability and contact information for owners, tenants, leasing agents and managers. The Shopping Center Directory is available in print as well as CD-ROM format, the latter of which offers additional data, indices and search capabilities.

     CoStar Exchange®. CoStar Exchange is a database of commercial real estate properties that have been listed for sale. The Company believes CoStar Exchange is the only industry database that combines for-sale listings with correlating data on space availability, tenants, comparable sales and digital images, enabling professionals to post and search for properties quickly and efficiently. CoStar Exchange represents an efficient means for sellers to reach a large audience and for buyers to identify target properties.

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

     CoStar Market Report™. The CoStar Market Report provides in-depth current and historical analytical information covering 46 of the major metropolitan office and industrial markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge, and are available for purchase by nonsubscribers.

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

     CoStar News™. Our web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2004, we published approximately 8,000 news stories. Our news services keep clients informed of late-breaking commercial real estate news such as major leasing transactions, acquisitions, new construction activity, key industry personnel moves and industry events. During 2005, the Company plans to supplement its news distribution with print publishing activities and conferences in select markets.

Clients

     We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. clients that are well known or have the highest annual subscription fees in each of the various categories and also lists U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of February 1, 2005.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers

CB Richard Ellis	GMAC Commercial Mortgage	Jones Lang LaSalle
Colliers	GMAC—U.K.	Prudential
Colliers Conrad Ritblat Erdman — U.K.	Deutsche Bank	Prudential — U.K.
Cushman & Wakefield	Wells Fargo	Metropolitan Life
Cushman & Wakefield Healey &	Washington Mutual	ING Clarion Partners
Baker — U.K.	Wachovia Corporation	Bear Stearns & Co., Inc.
Trammell Crow Co.	Merrill Lynch	USAA Real Estate Company
Jones Lang LaSalle	Citibank	Legg Mason
Jones Lang LaSalle — U.K.	Fannie Mae	Morley — U.K.
Grubb & Ellis	UBS Warburg — U.K.	Standard Life — U.K.
Marcus & Millichap
The Staubach Company	Owners and Developers	Appraisers, Accountants

Newmark & Company Real Estate	Hines	Integra
CRESA Partners	LNR Property Corp	Deloitte and Touche
Studley	Shorenstein Properties	Land America Onestop
Coldwell Banker Commercial NRT	Gale Companies	Marvin F. Poer
Equis	Manulife Financial	KPMG
GVA Williams	Industrial Developments International	GE Capital Small Business Finance Corp
Advantis GVA Real Estate Services	Land Securities — U.K.	PGP Valuation
Binswanger	Slough Estates — U.K.	PricewaterhouseCoopers
Re/Max
Carter & Associates / ONCOR Int’l
United Systems Integrators Corp	REITS	Government Agencies

Daum Commercial Real Estate	Equity Office Properties Trust	U.S. General Services Administration
Finkelstein Comm Rlty Services	Trizec Properties, Inc.	County of Los Angeles
U.S. Equities Realty	Prologis	Office of Technology Procurement
CMD Realty Investors	Prentiss Properties	City of Chicago
Sperry Van Ness	CarrAmerica	Cook County Assessor’s Office
Holiday Fenoglio Fowler, L.P.	Boston Properties	U.S. Department of Housing and Urban
Mohr Partners	Liberty Property Trust	Development
Charles Dunn Company, Inc.	Vornado Realty Trust	Corporation of London— U.K.
GVA Grimley — U.K.
King Sturge — U.K.	Property Managers	Vendors

Knight Frank — U.K.	Transwestern Commercial Services	Turner Construction Company
Donaldsons — U.K.	Lincoln Property Company	Kastle Systems
Chestertons — U.K.	PM Realty Group	Comcast Cable Communications
FPD Savills — U.K.	Navisys Group	Cisco Systems
Atis Real Weatheralls— U.K.	Osprey Management Company	MWB — U.K.
	Leggat McCall Properties	Regus — U.K.

Retailers

Toys ‘R’ Us	Circuit City Stores, Inc.	Best Buy
Blockbuster	CVS	JC Penney
Payless ShoeSource, Inc.	Target	Neiman Marcus

     For the years ended December 31, 2002, 2003 and 2004, no single client accounted for more than 5% of our revenues. Our subscription-based information services currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically.

Sales and Marketing

     As of February 1, 2005, we had 173 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in over 30 field sales offices throughout the United States and in London, England, Manchester, England and Paisley, Scotland. In 2004, we expanded our use of a centralized inside sales team at our Bethesda, Maryland headquarters that prospects for new clients and performs service demonstrations exclusively by telephone and over the Internet.

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

     Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We also place a premium on training new and existing client personnel on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients. In 2004, we signed multi-year, multi-market renewal agreements with Cushman & Wakefield, Julian J. Studley, Jones Lang LaSalle and Advantis/GVA. These license agreements grant non-exclusive licenses to these companies’ employees to use a variety of our information services. They typically have terms of a minimum of one year, generally renew automatically and require the payment of fixed monthly license fees.

     We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. In addition, through CoStar Property Express and CoStar COMPS Express, clients can access our database of commercial real estate information without a subscription.

     Our customer service and support staff is charged with ensuring high client satisfaction by providing ongoing customer support.

     Our primary marketing methods include: service demonstrations, face to face networking, direct marketing, communication via our corporate web site and news services, participation in trade show and industry events, print advertising in trade magazines and local business journals, client referrals and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. In 2003 and 2004, we conducted several focus groups and other types of market research with commercial real estate professionals from various markets in an effort to understand market trends, garner feedback on how we could improve our services and identify new opportunities. Direct marketing and web-based marketing are the most cost-effective means for us to find prospective clients. Our direct marketing efforts include direct mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition

     The market for information services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:

•	quality and depth of the underlying databases;

•	ease of use, flexibility, and functionality of the software;

•	timeliness of the data;

•	breadth of geographic coverage and services offered;

•	client service and support;

•	perception that the service offered is the industry standard;

•	proprietary nature of methodologies, databases and technical resources;

•	price;

•	effectiveness of marketing and sales efforts;

•	vendor reputation;

•	brand loyalty among customers; and

•	capital resources.

     We compete directly and indirectly for customers with the following categories of companies:

•	publishers and distributors of information services, including regional providers and national print publications, such as Black’s Guide, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics and Dorey Publishing and Information Services;

•	locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	online services or web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., EGi, Cityfeet.com, Inc., officespace.com, Mr.Officespace.com and TenantWise, Inc.

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

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

     We have filed trademark applications to register trademarks for a variety of names for the CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant” and “CoStar Group”. In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. covering, among other things, certain of our field research methodologies.

Employees

     As of February 1, 2005, we employed 1,038 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

     Our investor relations Internet web site is http://www.costar.com/corporate/investor. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, are available free of charge on our Internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

     Our corporate headquarters are located in Bethesda, Maryland, where we occupy approximately 78,000 square feet of office space. Our main lease for our Bethesda, Maryland headquarters expires on March 14, 2010.

     In addition to our Bethesda, Maryland facility, our research operations are headquartered in leased spaces in San Diego, California; Columbia, Maryland; Cincinnati, Ohio; London, England; and Paisley, Scotland. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Charlotte; Miami; Denver; Austin; Dallas; Kansas City; Cleveland; Tustin, California; Tampa; Orlando; Memphis; Indianapolis; Baltimore; Raleigh/Durham; St. Louis; Columbus, Ohio; and Portland, Oregon.

     We believe these facilities are suitable and appropriately support our business needs.

Item 3. Legal Proceedings

     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing price per share of our common stock on the Nasdaq Stock Market®.

	High	Low
Year Ended December 31, 2003
First Quarter	$22.65	$17.77
Second Quarter	$30.54	$21.27
Third Quarter	$31.90	$26.07
Fourth Quarter	$42.85	$26.89

Year Ended December 31, 2004
First Quarter	$42.22	$35.83
Second Quarter	$46.19	$37.09
Third Quarter	$49.19	$38.05
Fourth Quarter	$48.75	$39.65

     As of February 1, 2005, there were 98 holders of record of our common stock. On December 31, 2004, the last sale price reported on the Nasdaq Stock Market® for our common stock was $46.18 per share.

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

     Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2004.

     Issuer Purchases of Equity Securities. Neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any shares of any registered securities of the Company during the fourth quarter of 2004.

Item 6. Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

     The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2004. The Consolidated Statement of Operations Data shown below for each of the three years ended December 31, 2002, 2003, and 2004 and the Consolidated Balance Sheet Data as of December 31, 2003 and 2004 are derived from audited consolidated financial statements that are included in this report. The Consolidated Statement of Operations Data for each of the years ended December 31, 2000 and 2001 and the Consolidated Balance Sheet Data as of December 31, 2000, 2001, and 2002 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Fiscal Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Statement of Operations Data:
Revenues	$58,502	$72,513	$79,363	$95,105	$112,085
Cost of revenues	30,202	30,316	28,012	30,742	35,384

Gross margin	28,300	42,197	51,351	64,363	76,701
Operating expenses	83,335	64,923	56,894	64,361	69,955

Income (loss) from operations	(55,035)	(22,726)	(5,543)	2	6,746
Other income, net	3,335	1,578	759	380	1,314

Income (loss) before income taxes	(51,700)	(21,148)	(4,784)	382	8,060
Income tax expense (benefit)	(2,045)	(987)	—	282	(16,925)

Net income (loss)	$(49,655)	$(20,161)	$(4,784)	$100	$24,985

Net income (loss) per share - basic	$(3.28)	$(1.29)	$(0.30)	$0.01	$1.38

Net income (loss) per share - diluted	$(3.28)	$(1.29)	$(0.30)	$0.01	$1.33

Weighted average shares outstanding - basic	15,137	15,636	15,759	16,202	18,165

Weighted average shares outstanding - diluted	15,137	15,636	15,759	16,674	18,827

	As of December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents, cash held for acquisition and short-term investments	$47,101	$42,002	$43,530	$97,449	$117,069
Working capital	35,601	33,315	36,993	88,207	107,875
Total assets	145,871	123,646	118,907	183,900	232,691
Total liabilities	19,497	15,627	14,890	15,531	21,747
Stockholders’ equity	126,374	108,019	104,017	168,369	210,944

	As of December 31,
	2000	2001	2002	2003	2004
Other Operating Data:
Markets covered by database	51	50	50	51	58
Number of subscription client sites	5,407	6,356	6,907	8,582	9,489
Billions of square feet in U.S. database	21.7	23.0	25.0	27.7	30.4
Total properties in database	864,920	950,000	1,033,000	1,521,000	1,622,039
Images in database	968,316	1,300,000	1,500,000	1,805,000	2,255,000

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

     All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Overview

     CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news.

     We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc (“Property Intelligence”). In November 2003, we completed an additional follow-on public offering and received net proceeds of approximately $53.5 million. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003 we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. The more recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating regions throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offered and the number of regions in which we operated. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets. From 2001 through 2003, we focused on continuing to grow revenue while controlling and reducing costs, in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”). Our net income increased from $100,000 for the year ended December 31, 2003 to $25.0 million for the year ended December 31, 2004. Net income in 2004 included a one-time income tax benefit of $16.7 million, which was the result of the release of a substantial portion of our valuation allowance on our deferred tax asset, related to our net operating loss carryforwards. In addition, we increased EBITDA (net income before interest, taxes, depreciation and amortization) by $6.6 million from $13.2 million in 2003 to $19.8 million in 2004. Our use of non-GAAP financial measures is discussed later in this section.

     During 2004, we began the field research phase of our current geographic expansion plan. The plan includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. markets and international expansion in Manchester, England. In 2004, we began providing services in 2 new U.S. markets and Manchester, England, and during the next year, we expect to begin providing services in the remaining markets. In addition, in January 2005, we acquired NRB and announced that we were launching a major expansion effort into real estate information for retail properties. We generally have not experienced this type of internal expansion since 2000. Our planned expansion has caused and will continue to cause our cost structure to escalate in advance of revenues that we expect to generate in these new markets and from providing these new services, as we invest in future revenue growth for 2005 and beyond. In addition, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of that market prior to the release of the additional service offerings or increase in market coverage.

     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2004, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.

     For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 40%. For the next several years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

     Effective for fiscal quarters beginning after June 15, 2005, pursuant to SFAS No. 123R,“Share-Based Payment”, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company is continuing to assess the impact of the adoption of SFAS No. 123R in 2005, however, the Company currently expects to incur approximately $3.7 million in charges in 2005 for stock option and other equity compensation expense beginning in the third quarter of 2005. As a result, we are evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statements of operations and reduce our net income.

     We expect 2005 revenue to grow over 2004 revenue as a result of expected further penetration of our services in our potential customer base across our platform, as well as successful cross selling of our services into our existing customer base, and continued geographic expansion and retail expansion. We expect EBITDA for our existing core platform to continue to grow due principally to growth in revenue; however, we expect 2005 EBITDA to decrease from 2004 EBITDA due to costs related to our expansion plan and our estimated $3.7 million charge for stock option and other equity compensation expense related to the adoption of SFAS No. 123R. The 2004 EBITDA did not include such compensation charges. We expect 2005 net income to decrease over 2004 net income because in 2005, we will not have the $16.7 million income tax benefit that we recorded in 2004. In addition, we expect to have an estimated $3.7 million charge for stock option and other equity compensation expense in 2005 that we did not incur in 2004 and we expect to record income tax expense on our results of operations for 2005 which we did not incur in 2004, both of which will lower our net income. If we achieve our expected revenue growth and control our costs with respect to our current expansion plan, we believe we will maintain positive cash flow from operating activities during 2005.

     Prior to 2003, our calculations of weighted-average outstanding shares for basic and diluted net loss per share were identical because stock options that would have had an anti-dilutive effect on the calculation were properly excluded from the calculation. We achieved net income for the years ended December 31, 2003 and 2004, and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report net income due to the dilutive effect of outstanding stock options.

     In addition to our current planned geographic and retail expansion, we may continue further geographic expansion in the United States, we may seek additional international geographic expansion or we may seek to expand our services. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

     While our services continue to expand, our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

     For the years ended December 31, 2003 and 2004, our contract renewal rate was 88% and 92%, respectively.

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

     Goodwill and identifiable intangible assets not subject to amortization are tested annually on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the carrying amount of the asset exceeds its fair value.

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations.

     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2004, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.

     Our decision to release the valuation allowance on our deferred tax asset was based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carryforwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, our renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

Accounting for employee stock options

     As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. We disclose the required pro forma information in our notes to consolidated financial statements as if the fair value method prescribed by SFAS No. 123 had been applied.

Non-GAAP Financial Measures

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We have also disclosed and discussed certain non-GAAP financial measures in our public releases, including EBITDA, which is our net income before interest, income taxes, depreciation and amortization; and pro forma earnings, which is our net income before purchase amortization in cost of revenues, purchase amortization in operating expenses and our income tax benefit. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. We have previously disclosed pro forma earnings in our earnings releases and investor conference calls.

     From 2003 through 2004, we have experienced substantial year over year earnings growth. As a result, the impact of purchase amortization on our net income has become less meaningful. Therefore, beginning with our first quarter 2005 earnings release, we expect to no longer report pro forma earnings in our earnings releases or on our investor conference calls. However, we expect to continue to report EBITDA in our earnings releases, investor conference calls and our filings with the Securities and Exchange Commission and reconcile EBITDA to our net income.

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

     EBITDA and pro forma earnings have been used by management to internally measure our operating and management performance and by investors as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 17 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA and pro forma earnings, which exclude these charges, provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. In addition, in the fourth quarter of 2004, we recognized a one-time, non-cash income tax benefit for the release of our previously recorded valuation allowance against our net loss carryforwards, which we expect will be used to reduce future amounts of income taxes we would otherwise be required to pay, and as a result of the recognition of this benefit, our net income for the fourth quarter and year ended December 31, 2004 was substantially higher than in the previous quarters. Because such one time income tax benefit is non-recurring and a non-cash benefit, we have excluded such amount from the calculation of our pro forma earnings. We believe the disclosure of EBITDA and pro forma earnings helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA and pro forma earnings are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, non-operating items, such as interest and income taxes, and non-cash, non-recurring items, such as the income tax benefit we recognized when we released our valuation allowance, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and pro forma earnings to provide a financial measure by which to compare our operating performance against that of other companies in our industry. Finally, management and the Board of Directors have used pro forma earnings and EBITDA as two of several criteria for determining the achievement of performance-based cash bonuses.

     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and pro forma earnings and the material limitations associated with using these non-GAAP financial measures as compared to net income (loss):

•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, management does not consider the amount of net interest income representative of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. In addition, the Company’s income tax benefit may be useful for investors to consider because it represents the amount of the release of the Company’s deferred tax asset valuation allowance, such deferred tax asset consisting primarily of net operating loss carryforwards, which we expect will be used to reduce future amounts of income taxes we would otherwise be required to pay. However, management does not consider the amount of income tax expense or benefit to be representative of the day-to-day operating performance of our business.

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

     The following table shows our EBITDA reconciled to our GAAP net income (loss) and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Fiscal Year Ended December 31,
	2002	2003	2004
Net income (loss)	$(4,784)	$100	$24,985
Purchase amortization in cost of revenues	2,866	2,777	2,453
Purchase amortization in operating expenses	3,600	4,487	4,351
Depreciation and other amortization	5,292	5,907	6,206
Interest income, net	(763)	(381)	(1,314)
Income tax expense (benefit)	—	282	(16,925)

EBITDA	$6,211	$13,172	$19,756

Cash flows provided by (used in)
Operating activities	$5,574	$13,550	$24,723
Investing activities	(11,470)	(65,521)	(29,946)
Financing activities	696	61,759	6,297

Consolidated Results of Operations

     The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Fiscal Year Ended December 31,
	2002		2003		2004
Revenues	$79,363	100.0%	$95,105	100.0%	$112,085	100.0%
Cost of revenues	28,012	35.3	30,742	32.3	35,384	31.6

Gross margin	51,351	64.7	64,363	67.7	76,701	68.4
Operating expenses:
Selling and marketing	23,158	29.2	26,537	27.9	29,458	26.3
Software development	5,524	7.0	6,886	7.3	8,492	7.6
General and administrative	24,612	31.0	26,451	27.8	27,654	24.6
Purchase amortization	3,600	4.5	4,487	4.7	4,351	3.9

Total operating expenses	56,894	71.7	64,361	67.7	69,955	62.4

Income (loss) from operations	(5,543)	(7.0)	2	0.0	6,746	6.0
Other income, net	759	1.0	380	0.4	1,314	1.2

Income (loss) before income taxes	(4,784)	(6.0)	382	0.4	8,060	7.2
Income tax expense (benefit)	—	—	282	0.3	(16,925)	(15.1)

Net income (loss)	$(4,784)	(6.0)%	$100	0.1%	$24,985	22.3%

Comparison of Year Ended December 31, 2004 and Year Ended December 31, 2003

     Revenues. Revenues grew 17.9% from $95.1 million in 2003 to $112.1 million in 2004. This growth was principally the result of further penetration of our subscription-based information services into our existing and potential customer base, as well as the successful cross-selling of information services into our existing customer base across our service platform. Subscription-based information services consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of our total revenues.

     Gross Margin. Gross margin increased from $64.4 million in 2003 to $76.7 million in 2004. Gross margin percentage also increased from 67.7% in 2003 to 68.4% in 2004. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $30.7 million in 2003 to $35.4 million in 2004, principally due to increased research department hiring, training, compensation and other operating costs associated with our current expansion plan.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $26.5 million in 2003 to $29.5 million in 2004 and decreased as a percentage of revenues from 27.9% in 2003 to 26.3% in 2004. The increase in the amount of selling and marketing expenses was primarily due to increased sales commissions and marketing campaigns.

     Software Development Expenses. Software development expenses increased from $6.9 million in 2003 to $8.5 million in 2004 and increased as a percentage of revenues from 7.3% in 2003 to 7.6% in 2004. This increase was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development of our internal information systems.

     General and Administrative Expenses. General and administrative expenses increased from $26.5 million in 2003 to $27.7 million in 2004 and decreased as a percentage of revenues from 27.8% in 2003 to 24.6% in 2004. The increase in the amount of general and administrative expenses was primarily due to an increase in personnel expenses, professional fees and increased occupancy costs offset by a decrease in bad debt expense.

     Purchase Amortization. Purchase amortization decreased from $4.5 million in 2003 to $4.4 million in 2004. This decrease was due to the complete amortization of certain identifiable intangible assets during 2003 and 2004.

     Other Income, Net. Interest and other income increased from $380,000 in 2003 to $1.3 million in 2004. This increase was primarily a result of higher total cash balances in 2004 and higher interest rates during the year.

     Income Tax Expense (Benefit). Income tax expense changed from an expense of $282,000 in 2003 to a benefit of $16.9 million in 2004. The benefit is primarily due to the fourth quarter release of the valuation allowance on the deferred tax asset, related to our net operating loss carryforwards. We released the valuation allowance because we determined that it was more likely than not that we would realize the benefit of the deferred tax asset through future taxable earnings.

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

     Revenues. Revenues grew 19.8% from $79.4 million in 2002 to $95.1 million in 2003. This growth was the result of additional revenue from the Property Intelligence acquisition and further penetration of our subscription-based information services into our existing and potential customer base, as well as the successful cross-selling of information services into our existing customer base across our service platform. Revenues from our U.K. markets accounted for approximately 8% of revenues for the year ended December 31, 2003. Subscription-based information services consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, generated over 90% of our total revenues in 2003.

     Gross Margin. Gross margin increased from $51.4 million in 2002 to $64.4 million in 2003. Gross margin percentage also increased from 64.7% in 2002 to 67.7% in 2003. The increase in the gross margin percentage and amount resulted principally from internal revenue growth from our subscription-based information services and was slightly offset by the addition of margins from our U.K. markets averaging approximately 60%. Cost of revenues increased from $28.0 million in 2002 to $30.7 million in 2003, principally due to the addition of cost of revenues from our U.K. markets as a result of the Property Intelligence acquisition, which was slightly offset by a decrease in cost of revenues from our U.S. markets.

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

     Income Tax Expense. Income tax expense increased from $0 in 2002 to $282,000 in 2003. This increase is a result of the fact that we achieved taxable income in the third and fourth quarters of 2003, which caused us to incur income tax expense. Our total income tax expense was partially offset through the use of some of our net operating loss carryforwards. Because we are subject to Federal alternative minimum taxes and because certain state and local tax jurisdictions do not recognize portions of our net loss carryforwards, we were not able to completely offset our income tax liability through the use of our net operating loss carryforwards.

Consolidated Quarterly Results of Operations

     The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts):

	2003				2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$22,553	$23,174	$24,108	$25,270	$26,278	$27,456	$28,610	$29,741
Cost of revenues	7,603	7,716	7,627	7,796	7,941	8,842	9,189	9,412

Gross margin	14,950	15,458	16,481	17,474	18,337	18,614	19,421	20,329
Operating expenses	15,870	15,881	16,107	16,503	17,106	17,238	17,465	18,146

Income (loss) from operations	(920)	(423)	374	971	1,231	1,376	1,956	2,183
Other income, net	77	56	65	182	238	286	311	479

Income (loss) before income taxes	(843)	(367)	439	1,153	1,469	1,662	2,267	2,662
Income tax expense (benefit)	—	—	158	124	(12)	(74)	(100)	(16,739)

Net income (loss)	$(843)	$(367)	$281	$1,029	$1,481	$1,736	$2,367	$19,401

Net income (loss) per Share - basic	$(0.05)	$(0.02)	$0.02	$0.06	$0.08	$0.10	$0.13	$1.06

Net income (loss) per Share - diluted	$(0.05)	$(0.02)	$0.02	$0.06	$0.08	$0.09	$0.13	$1.03

	2003				2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.7	33.3	31.7	30.9	30.2	32.2	32.1	31.6

Gross margin	66.3	66.7	68.3	69.1	69.8	67.8	67.9	68.4
Operating expenses	70.4	68.5	66.8	65.3	65.1	62.8	61.1	61.1

Income (loss) from operations	(4.1)	(1.8)	1.5	3.8	4.7	5.0	6.8	7.3
Other income, net	0.4	0.2	0.3	0.8	0.9	1.1	1.1	1.7

Income (loss) before income taxes	(3.7)	(1.6)	1.8	4.6	5.6	6.1	7.9	9.0
Income tax expense (benefit)	0.0	0.0	0.7	0.5	0.0	(0.2)	(0.4)	(56.2)

Net income (loss)	(3.7)%	(1.6)%	1.1%	4.1%	5.6%	6.3%	8.3%	65.2%

Recent Acquisitions

     Peer Market Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of PeerMark, an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock, valued at approximately $207,000. In addition, the PeerMark acquisition agreement provides for additional consideration to be paid by the Company to the former shareholders of PeerMark based on the future operating performance of the acquired company.

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

     National Research Bureau. On January 20, 2005, the Company acquired the assets of NRB, a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.1 million in cash. The acquisition will be accounted for using purchase accounting. The purchase price will be principally allocated to various working capital accounts, database technology, customer base and goodwill.

     Accounting Treatment. All of the acquisitions discussed above have been accounted for using purchase accounting. The purchase price for each of the acquisitions was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN and RealComp have been consolidated with our results since the respective dates of acquisition. The operating results of each of PeerMark, SPN and RealComp are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $117.1 million at December 31, 2004 compared to $97.4 million at December 31, 2003. From December 31, 2003 to December 31, 2004, cash, cash equivalents and short-term investments increased $19.7 million, principally as a result of increased EBITDA, and proceeds of $6.3 million from employee stock option exercises to purchase approximately 425,000 shares of common stock, offset by purchases of property and equipment and other assets of approximately $9.0 million and cash used in acquisitions.

     Net cash provided by operating activities for the year ended December 31, 2004 was $24.7 million compared to $13.6 million for the year ended December 31, 2003. This $11.1 million increase in net cash provided by operating activities was principally the result of revenue growth and resulting growth in gross margin, which was principally due to the result of further penetration of our subscription-based information services into our existing and potential customer base, as well as the successful cross-selling of information services into our existing customer base across our service platform. The increase in net cash produced by operating activities is also due to timing differences in payments of accounts payable and accrued expenses.

     Net cash used in investing activities was $29.9 million for the year ended December 31, 2004 compared to $65.5 million for the year ended December 31, 2003. This $35.6 million decrease in net cash used in investing activities was principally due to the decrease in net purchases and sales of short-term investments.

     Net cash provided by financing activities was $6.3 million for the year ended December 31, 2004 compared to $61.8 million for the year ended December 31, 2003. The higher net cash produced by financing activities in 2003 over 2004 is due to our November 2003 follow on public offering in which we issued 1,667,500 shares of common stock and received net proceeds of $53.5 million.

     Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

					2010 and
	Total	2005	2006-2007	2008-2009	thereafter
Operating leases	$26,024	$5,922	$11,517	$7,645	$940
Purchase obligations(1)	4,730	4,406	324	—	—

Total contractual principal cash obligations	$30,754	$10,328	$11,841	$7,645	$940

(1)	Amounts do not include current purchase obligations that may be renewed on the same or different terms or terminated by us or a third party.

     On February 23, 2005, the Company entered into an operating lease agreement, pursuant to which the Company has agreed to lease approximately 33,371 square feet of office space located in Columbia, Maryland. The lease has an initial term of 99 months and an initial base rent of $22.75 per rentable square foot per year. Additionally, the Company has a conditional option both to terminate the lease approximately five years after commencement of the initial term, and to renew the lease for an additional five year period after expiration of the initial term.

     During 2004, we incurred capital expenditures of approximately $9.0 million, with approximately $5.3 million related to building photography costs and the purchase of field research vehicles and equipment in connection with our planned 21–market expansion, and the remaining $3.7 million to support our existing operations. Capital expenditures for 2005 are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, and communications, measuring, photographic and computer equipment, totaling approximately $8.0 million. Additionally, we expect to incur approximately $4.0 million of capital expenditures during 2005 to support our existing operations.

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

     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid–in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2004, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.

     For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 40%. For the next several years, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

     We do not believe the impact of inflation has significantly affected our operations.

Recent Accounting Pronouncements

     We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary

Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company is required to adopt it beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”, was issued in October 2004. This Issue applies when two parties that have a pre-existing contractual relationship enter into a business combination. Specifically, the issue is whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. If separate accounting is required, then the measurement of the settlement amount will be decided. Finally, if it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, whether the acquiring entity should recognize those assets as intangible assets apart from goodwill will be decided. The issue is effective for reporting periods beginning after October 13, 2004. The Company will assess the impact if applicable for business combinations occurring in 2005.

     In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for fiscal quarters beginning after June 15, 2005. As such, the Company expects to adopt its provisions for the fiscal quarter beginning July 1, 2005. Application of this pronouncement requires significant judgment regarding the inputs to an option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company is continuing to assess the impact of the adoption of SFAS No. 123R in 2005, but currently expects to incur approximately $3.7 million in charges in 2005 for stock option and other equity compensation expense beginning in the third quarter of 2005. As a result, the Company is evaluating our compensation practices and may develop alternative stock-based employee compensation plans, including without limitation the issuance of restricted stock, which may result in recording additional expense to our consolidated statements of operations and reduce our net income.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2005 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

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

Risk Factors

     Our planned geographic expansion may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next year, we expect to expand into a number of new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

     Our planned expansion into the retail real estate sector may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into the retail real estate sector imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next two years, we expect to significantly expand the number of retail properties contained within our database. If we are unable to manage this expansion plan effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into the retail sector and we are not successful in marketing and selling our expanded services, or customers fail to accept these new services, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

     Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Moreover, despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. For example, we are currently upgrading our internal research application used by our research staff to update our database of commercial real estate information, and in the event that problems occur during the deployment or future use of this application, the ability of our clients to access our services may be affected, which could result in reduced demand for our services, lower revenues and higher costs. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.

     Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information services, lower revenues and increased costs. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information services to clients, we could experience reduced demand for our information services, lower revenues and increased costs.

     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. For example, beginning in the third quarter of 2005, the Company expects to adopt the provisions of SFAS No. 123R, which will require the Company to expense the value of granted, unvested stock options. As a result, the Company expects to incur approximately $3.7 million in equity compensation charges, which we expect will reduce our net income. In addition, in the fourth quarter of 2004 we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result, in subsequent periods, we expect to record income tax expense at an effective tax rate that would approximate the statutory tax rate, which will decrease our net income.

     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, we may be unable to attract new clients in planned expansion markets and our clients in existing markets may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue growth rate, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base as a result of several factors, including without limitation: a decision that customers have no need for our services; a decision to use alternative services; pricing and budgetary constraints; consolidation in the real estate industry; data quality; technical problems; or economic or competitive pressures. If clients decide not to renew or cancel their agreements, and we do not attract new clients or sell new services to our existing clients, then our revenues or our revenue growth rate may decline.

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

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. We generated net income for the years ended December 31, 2003 and 2004, and our decision to release the valuation allowance on our deferred tax assets was based on our expectation of future taxable income from operations; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We will continue to evaluate our expectation of future taxable income during each quarter, and if we are unable to conclude that it is more likely than not that we will continue to be profitable, then the realization of our deferred tax assets could become uncertain. In such a case, we may be required to establish a valuation allowance against some or all of our deferred tax assets, which could result in a significant charge to our earnings which could adversely affect our net income in the period in which the charge is incurred. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth in this section. We may not be able to generate revenues or control expenses to a degree sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

     A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate industry has stabilized in recent months, as evidenced by improving leasing activity, rental rates and absorption rates. However, a reversal of this trend or renewed downturn in the commercial real estate market may continue to affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

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

     If we are unable to hire, retain and continue to develop our sales force or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to retain an effective Vice President of Sales; our ability to grow and manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.

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

     Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; successful adoption of and training on the Company’s services; the timing of investing the net proceeds from our offerings; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In addition, during 2005, we expect to deploy a new company-wide internal research application for our U.S. researchers to use to update our database. In the event this software application is not deployed effectively, if our researchers find the application difficult to use or if this application does not work properly, our data quality may be affected, which could result in reduced demand for our services, lower revenues and higher costs.

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

     Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are involved in litigation incidental to the conduct of our business. We cannot assure you that we will have any or sufficient insurance to cover our pending claims or our future claims. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money, could result in negative publicity, and could adversely affect our stock price. If any claims are determined against us, our profitability could be significantly reduced and our financial position could be adversely affected. In addition, governments in the United States or abroad could adopt laws that could harm our business by, for example, regulating the information we provide or regulating our transmissions over the Internet, or exposing our business to taxes in various jurisdictions. Compliance with any such laws could increase our costs or make our services less attractive.

     If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information services and could reduce our profitability.

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

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of the Property Intelligence and SPN subsidiaries, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2004, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $4.1 million.

     We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2004.

     We have a substantial amount of intangible assets. Although as of December 31, 2004 we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8. Financial Statements and Supplementary Data

     Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Management of CoStar is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

     The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

     Ernst & Young, LLC, the registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 annual meeting of stockholders.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

     The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

     (a)(2) All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or related notes included elsewhere in this report.

     (a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 11th day of March 2005.

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

Signature	Capacity	Date

/s/ Michael R. Klein Michael R. Klein	Chairman of the Board	March 8, 2005

/s/ Andrew C. Florance Andrew C. Florance	Chief Executive Officer and President and a Director (Principal Executive Officer)	March 11, 2005

/s/ Frank A. Carchedi Frank A. Carchedi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ David Bonderman David Bonderman	Director	March 4, 2005

/s/ Warren H. Haber Warren H. Haber	Director	March 5, 2005

/s/ Josiah O. Low, III Josiah O. Low, III	Director	March 4, 2005

/s/ Christopher Nassetta Christopher Nassetta	Director	March 4, 2005

Signature	Capacity	Date
/s/ Catherine B. Reynolds Catherine B. Reynolds	Director	March 8, 2005

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Offer Document by CoStar Limited for the share capital of Property Intelligence plc (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3 of the Registrant (Reg. No. 333-106769) filed with the Commission on August 14, 2003).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on June 30, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restate Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q dated June 30, 1999).

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated June 30, 2002).

*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to the 1998 Form S-1).

*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Exhibit 10.3 to the 1998 Form S-1).

*10.3.1	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Frank Carchedi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

*10.4	Employment Agreement for David M. Schaffel (Incorporated by reference to Exhibit 10.4 to the 1998 Form S-1).

*10.4.1	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and David Schaffel (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

*10.5	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).

*10.5.1	Addendum to Employment Terms, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Craig Farrington (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

*10.6	Employment Agreement, dated as of November 29, 2004, between Christopher Tully and CoStar Realty Information, Inc. (filed herewith).

*10.7	Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

*10.8	Form of Stock Option Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).

*10.8.1	Form of Stock Option Agreement between the Registrant and Andrew C. Florance (filed herewith).

*10.8.2	Form of Stock Option Agreement between the Registrant and each of Frank A. Carchedi and David M. Schaffel (filed herewith).

*10.9	Form of Restricted Stock Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).

10.10	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 1999).

10.11	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).

Exhibit
No.	Description
10.12	Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.13	Office Lease, dated as of February 23, 2005, between CoStar Realty Information, Inc. and Crestpointe III, LLC. (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney (Included in the Signature Pages to the Report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

     We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004 of CoStar Group, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 8, 2005

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues	$79,363	$95,105	$112,085
Cost of revenues	28,012	30,742	35,384

Gross margin	51,351	64,363	76,701

Operating expenses:
Selling and marketing	23,158	26,537	29,458
Software development	5,524	6,886	8,492
General and administrative	24,612	26,451	27,654
Purchase amortization	3,600	4,487	4,351

	56,894	64,361	69,955

Income (loss) from operations	(5,543)	2	6,746
Other income (expense):
Interest expense	(4)	—	—
Interest income	767	381	1,314
Other expense	(4)	(1)	—

Income (loss) before income taxes	(4,784)	382	8,060
Income tax expense (benefit)	—	282	(16,925)

Net income (loss)	$(4,784)	$100	$24,985

Net income (loss) per share — basic	$(0.30)	$0.01	$1.38

Net income (loss) per share — diluted	$(0.30)	$0.01	$1.33

Weighted average outstanding shares — basic	15,759	16,202	18,165

Weighted average outstanding shares — diluted	15,759	16,674	18,827

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$35,643	$36,807
Short-term investments	61,806	80,262
Accounts receivable, less allowance for doubtful accounts of approximately $1,759 and $1,375 as of December 31, 2003 and 2004	4,308	3,921
Deferred income taxes, net	—	4,177
Prepaid expenses and other current assets	1,981	1,916

Total current assets	103,738	127,083

Deferred income taxes, net	—	21,487
Property and equipment, net	10,254	13,489
Goodwill, net	37,351	41,937
Intangibles and other assets, net	31,590	27,657
Deposits	967	1,038

Total assets	$183,900	$232,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,235	$1,876
Accrued wages and commissions	3,613	4,193
Accrued expenses	4,797	6,847
Deferred revenue	5,886	6,292

Total current liabilities	15,531	19,208

Deferred income taxes, net	—	2,539
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 17,877 and 18,303 issued and outstanding as of December 31, 2003 and 2004	179	183
Additional paid-in capital	267,183	283,206
Accumulated other comprehensive income	2,396	3,959
Accumulated deficit	(101,389)	(76,404)

Total stockholders’ equity	168,369	210,944

Total liabilities and stockholders’ equity	$183,900	$232,691

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
				Additional	Other		Total
	Comprehensive	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Income (Loss)	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2001		15,718	157	204,567	—	(96,705)	108,019
Net loss	(4,784)	—	—	—	—	(4,784)	(4,784)

Comprehensive loss	$(4,784)

Exercise of stock options		88	1	695	—	—	696
Stock issued for acquisitions		5	—	99	—	—	99
Restricted stock grants retired		(1)	—	(13)	—	—	(13)

Balance at December 31, 2002		15,810	158	205,348	—	(101,489)	104,017
Net income	100	—	—	—	—	100	100
Foreign currency translation adjustment	2,419	—	—	—	2,419	—	2,419
Net unrealized loss on short-term investments	(23)	—	—	—	(23)	—	(23)

Comprehensive income	$2,496

Exercise of stock options		395	4	8,257	—	—	8,261
Stock issued for acquisitions		5	—	97	—	—	97
Stock issued for follow-on public offering, net of offering costs		1,667	17	53,481	—	—	53,498

Balance at December 31, 2003		17,877	179	267,183	2,396	(101,389)	168,369
Net income	24,985	—	—	—	—	24,985	24,985
Foreign currency translation adjustment	1,729	—	—	—	1,729	—	1,729
Net unrealized loss on short-term investments	(166)	—	—	—	(166)	—	(166)

Comprehensive income	$26,548

Exercise of stock options		421	4	6,293	—	—	6,297
Release of valuation allowance related to the deferred tax benefit for exercised stock options		—	—	9,523	—	—	9,523
Stock issued for PeerMark acquisition		5	—	207	—	—	207

Balance at December 31, 2004		18,303	$183	$283,206	$3,959	$(76,404)	$210,944

See accompanying notes.

COSTAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net income (loss)	$(4,784)	$100	$24,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,179	4,960	5,525
Amortization	7,608	8,206	7,485
Income tax benefit	—	—	(17,052)
Provision for losses on accounts receivable	2,228	2,078	401
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,001)	885	117
Prepaid expenses and other current assets	(610)	659	98
Deposits	72	(631)	(11)
Accounts payable and accrued expenses	(336)	(2,403)	3,064
Deferred revenue	218	(304)	111

Net cash provided by operating activities	5,574	13,550	24,723

Investing activities:
Purchases of short-term investments	(33,076)	(61,823)	(90,588)
Sales of short-term investments	42,734	1,592	71,944
Purchases of property and equipment and other assets	(4,437)	(4,257)	(9,032)
Cash held for acquisition	(16,386)	16,386	—
Acquisitions, net of acquired cash	(305)	(17,419)	(2,270)

Net cash used in investing activities	(11,470)	(65,521)	(29,946)

Financing activities:
Exercise of stock options	696	8,261	6,297
Issuance of common stock, net	—	53,498	—

Net cash provided by financing activities	696	61,759	6,297

Effect of foreign currency exchange rates on cash and cash equivalents	—	309	90

Net increase (decrease) in cash and cash equivalents	(5,200)	10,097	1,164
Cash and cash equivalents at beginning of year	30,746	25,546	35,643

Cash and cash equivalents at end of year	$25,546	$35,643	$36,807

Supplemental disclosure of non-cash transactions:
Release of valuation allowance related to the deferred tax benefit for exercised stock options	$—	$—	$9,523

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

     Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sales of subscription licenses and is recognized over the term of the license.

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

Significant Customers

     No single customer accounted for more than 5% of the Company’s revenues for the years ended December 31, 2002, 2003 and 2004.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company had an increase in comprehensive income (loss) of approximately $1.7 million from the translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the year ended December 31, 2004. There were no material gains or losses from foreign currency exchange transactions for the year ended December 31, 2004.

Comprehensive Income (Loss)

     For the years ended December 31, 2002, 2003 and 2004, total comprehensive income (loss) was approximately ($4.8) million, $2.5 million and $26.5 million, respectively. As of December 31, 2004, accumulated other comprehensive income (loss) included gains from foreign currency translation adjustments of approximately $4.1 million and unrealized losses on short-term investments of approximately $189,000.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense was $165,000, $354,000 and $584,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Income Taxes

     The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings or implementation of tax planning strategies.

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

Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Net income (loss), as reported	$(4,784)	$100	$24,985
Add: stock-based employee compensation expense included in reported net income (loss)	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(6,987)	(4,193)	(7,599)

Pro forma net income (loss)	$(11,771)	$(4,093)	$17,386

Net income (loss) per share:
Basic — as reported	$(0.30)	$0.01	$1.38

Basic — pro forma	$(0.75)	$(0.25)	$0.96

Diluted — as reported	$(0.30)	$0.01	$1.33

Diluted — pro forma	$(0.75)	$(0.25)	$0.92

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities. As of December 31, 2003 and 2004, cash of $1,053,000 and $805,000, respectively, was restricted cash, held in accounts to support letters of credit.

Short-Term Investments

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale investments with contractual maturities beyond one year are classified as current in our consolidated balance sheets because they represent the investment of cash that is available for current operations. Investments are carried at fair market value.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Short-Term Investments – (Continued)

     Scheduled maturities of securities classified as available for sale as of December 31, 2004 are as follows (in thousands):

Maturity	Fair Value

Due in:
2005	$54,925
2006-2009	10,879
2010-2014	859
2015 and thereafter	—

66,663
Mortgage backed with multiple maturities	13,599

Short-term investments	$80,262

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

     The unrealized losses on the Company’s investments as of December 31, 2003 and 2004 were generated primarily from increases in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2003 and 2004.

     There were no investments in a loss position for twelve months or more as of December 31, 2003 and 2004. The components of the investments in a loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2003		2004
	Aggregate	Gross	Aggregate	Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Municipal debt securities	$39,150	$(22)	$33,639	$(115)
Federal debt securities	—	—	20,324	(49)
Corporate debt securities	1,000	(1)	25,485	(27)

	$40,150	$(23)	$79,448	$(191)

     The gross unrealized gains for the years ended December 31, 2003 and 2004 are approximately $0 and $2,000, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

     Short-Term Investments – (Continued)

     During the year ended December 31, 2004, the Company recognized in other comprehensive income net unrealized losses on short-term investments of approximately $166,000.

Concentration of Credit Risk and Financial Instruments

     The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The risk of nonpayment of the Company’s accounts receivable is mitigated by the large size and widespread nature of the Company’s customer base and lack of dependence on individual customers. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximates fair value.

Property and Equipment

     Property and equipment are stated at cost. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Seven years
Research vehicles	Five years
Computer hardware and software	Two to five years

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

Capitalized Product Development Costs

     Initial costs to develop and produce the Company’s database and software products, including direct labor, contractors and applicable overhead were capitalized from the time technological feasibility was determined until the initial product release. Prior to technological feasibility, such costs were classified as software development and expensed as incurred. Ongoing significant enhancements of the products were also capitalized. Amortization of capitalized costs is based on the greater of the amount computed using (a) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product, typically five years after initial product release. Included in amortization expense is approximately $260,000, $193,000 and $169,000 of expense related to the capitalized product development costs for the years ended December 31, 2002, 2003 and 2004, respectively.

Goodwill, Intangibles and Other Assets

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142,

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Goodwill, Intangibles and Other Assets – (Continued)

“Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In connection with the adoption of SFAS 142, the Company performed the transitional impairment test during the second quarter of 2002 and concluded that goodwill was not impaired.

     Acquired technology, customer base and tradename are related to the Company’s acquisitions (See Notes 3 and 5). Acquired technology and tradename are amortized on a straight-line basis over periods ranging from two to ten years. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Customer bases that arose from acquisitions prior to July 1, 2001 are amortized on a straight-line basis principally over a period of ten years. Customer bases that arose from acquisitions on or after July 1, 2001 are amortized on a 125% declining balance method over ten years. The cost of capitalized building photography is amortized on a straight-line basis over five years.

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

New Accounting Pronouncements

     We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

New Accounting Pronouncements – (Continued)

impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company is required to adopt it beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” This issue applies when two parties that have a pre-existing contractual relationship enter into a business combination. Specifically, the Issue is whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. If separate accounting is required, then the measurement of the settlement amount will be decided. Finally, if it is determined that assets of the acquired entity that are related to a pre-existing contractual relationship with the acquiring entity should be recognized as part of the business combination, whether the acquiring entity should recognize those assets as intangible assets apart from goodwill will be decided. The issue is effective for reporting periods beginning after October 13, 2004. The Company will assess the impact if applicable for business combinations occurring in 2005.

     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective for fiscal quarters beginning after June 15, 2005. As such, the Company expects to adopt its provisions for the fiscal quarter beginning July 1, 2005. Application of this pronouncement requires significant judgment regarding the inputs to an option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS

     On January 6, 2003, the Company acquired the share capital of London-based Property Intelligence plc (“Property Intelligence”) for the U.S. dollar equivalent of approximately $17.4 million, net of cash acquired of approximately $1.4 million. The acquisition has been accounted for using purchase accounting and the purchase price was allocated as follows (in thousands):

Value
Working capital and other tangible assets	$103
Acquired database technology	1,186
Customer base	8,000
Goodwill	12,655
Deferred tax liability	(3,100)

$18,844

     The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests.

     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence acquisition and recorded deferred income taxes and related goodwill of approximately $3.1 million as a result. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition. The Company generated 92% and 8% of its total revenues in the United States and the United Kingdom, respectively, for the years ended December 31, 2003 and 2004. As of December 31, 2003, 73% and 27% of the Company’s total long-lived assets, which are comprised of property and equipment, goodwill, intangibles and other assets, were located in the United States and the United Kingdom, respectively. As of December 31, 2004, 68% and 32% of the Company’s total long-lived assets, which are comprised of property and equipment, goodwill, intangibles and other assets, were located in the United States and the United Kingdom, respectively.

     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $207,000. In addition, the PeerMark acquisition agreement provides for additional consideration to be paid by the Company to the former shareholders of PeerMark based on the future operating performance of the acquired company.

     On June 16, 2004, the Company’s U.K. subsidiary acquired substantially all of the assets together with all the outstanding capital stock of Scottish Property Network (“SPN”), a provider of online commercial property information in Scotland, for approximately $1.3 million in cash.

     On September 17, 2004, the Company acquired substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider in Denver, Colorado, for approximately $350,000 in cash.

     All of the 2004 acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS — (Continued)

     acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests.

     The operations of all acquired businesses were included in the Company’s statements of operations after the respective date of acquisition. Except for the portion of the purchase price of acquisitions acquired with cash, these transactions have been excluded from the statements of cash flows.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,
	2003	2004
Leasehold improvements	$3,360	$3,823
Furniture, office equipment and research vehicles	7,116	11,899
Computer hardware and software	18,480	20,414

	28,956	36,136
Accumulated depreciation and amortization	(18,702)	(22,647)

Property and equipment, net	$10,254	$13,489

5. GOODWILL

     Goodwill consists of the following (in thousands):

	December 31,
	2003	2004
Goodwill	$48,574	$53,160
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$37,351	$41,937

     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to the Property Intelligence plc acquisition and recorded deferred income taxes and related goodwill of approximately $3.1 million. In June 2004, the Company also recorded deferred income taxes and related goodwill of approximately $400,000 for the SPN acquisition. The amortization of these identified intangible assets is non-deductible for income tax purposes, and as a result, the Company realizes an income tax benefit as the deferred income taxes are reduced in connection with the related amortization of these assets over their estimated useful lives.

     The Company recorded goodwill of approximately $96,000 for the PeerMark acquisition in May 2004 and approximately $58,000 for the RealComp acquisition in September 2004.

     During the fourth quarters of 2003 and 2004, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following (dollars in thousands):

			Weighted-
			Average
			Amortization
	December 31,	December 31,	Period
	2003	2004	(in years)
Capitalized product development costs	$1,795	$1,795	5
Accumulated amortization	(1,626)	(1,795)

Capitalized product development costs, net	169	—

Building photography	4,777	5,253	5
Accumulated amortization	(4,048)	(4,552)

Building photography, net	729	701

Acquired database technology	19,438	20,259	4
Accumulated amortization	(16,245)	(18,323)

Acquired database technology, net	3,193	1,936

Acquired customer base	41,107	43,540	10
Accumulated amortization	(16,175)	(20,667)

Acquired customer base, net	24,932	22,873

Acquired tradename	4,198	4,198	10
Accumulated amortization	(1,631)	(2,051)

Acquired tradename, net	2,567	2,147

Intangibles and other assets, net	$31,590	$27,657

     Amortization expense for intangibles and other assets was approximately $7.6 million, $8.3 million and $7.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     In the aggregate, amortization for intangibles and other assets existing as of December 31, 2004 for future periods is expected to be approximately $6.1 million, $5.9 million, $5.4 million, $5.0 million and $3.5 million for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES

     The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$—	$77	$105
State	—	205	22
Foreign	—	—	—

Total current	—	282	127
Deferred:
Federal	—	—	(13,361)
State	—	—	(2,764)
Foreign	—	—	(927)

Total deferred	—	—	(17,052)

Total provision (benefit) for income taxes	$—	$282	$(16,925)

     The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Reserve for bad debts	$575	$422
Accrued compensation	412	611
Net operating losses	31,234	28,491
Other liabilities	1,483	1,365

Total deferred tax assets	33,704	30,889

Deferred tax liabilities:
Prepaids	—	(298)
Depreciation	(482)	18
Product development costs	(65)	—
Identified intangibles associated with purchase accounting	(5,048)	(6,937)

Total deferred tax liabilities	(5,595)	(7,217)

Net deferred tax asset	28,109	23,672
Valuation allowance	(28,109)	(547)

Net deferred taxes	$—	$23,125

     The net long-term deferred tax liability of approximately $2.5 million shown on the balance sheet includes deferred tax liabilities and assets related to the U.K operations of the company. The total net deferred tax asset of approximately $25.6 million shown on the balance sheet includes the tax liabilities and assets related to the U.S.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES — (Continued)

operations of the Company. The net deferred tax liability related to the U.K operations is shown separately because the U.K. operations are subject to a separate taxing jurisdiction.

     For the year ended December 31, 2004, management has determined that because of the continuing improvement of operating results and the Company’s outlook for the future it is more likely than not that the Company will realize approximately $23.1 million of its net deferred tax assets through future taxable earnings. A valuation allowance continues to be established for certain state net operating loss carryforwards due to the uncertainty of realization. Approximately $9.5 million of the release of the valuation allowance was recorded directly to additional paid-in capital as the related deferred tax asset was generated from the exercise of employee stock options. For the year ended December 31, 2003, a valuation allowance was established against all of the net deferred tax asset due to the uncertainty of realization.

     The Company’s change in valuation allowance was approximately $1.0 million and $(27.6) million during the years ended December 31, 2003 and 2004, respectively. For the year ended December 31, 2004, the Company had income of approximately $9.6 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $1.9 million subject to applicable U.K. tax laws.

     The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Expected federal income tax (benefit) provision at 34%	$(1,626)	$130	$2,847
State income taxes, net of federal benefit	(253)	304	353
Foreign income taxes, net effect	—	98	76
Increase (decrease) in valuation allowance	2,111	(678)	(20,057)
Other adjustments	(232)	428	(144)

Income tax expense (benefit)	$—	$282	$(16,925)

     The Company paid approximately $0, $184,000 and $112,000 in income taxes for the years ended December 31, 2002, 2003 and 2004, respectively.

     At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $75.0 million, which expire, if unused, from the year 2013 through the year 2023. The Company has net operating loss carryforwards for U.K. income tax purposes of approximately $832,000, which do not expire. The Company also has alternative minimum tax credit carryforwards of approximately $183,000.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $5.5 million, $5.7 million and $6.1 million, respectively.

     Future minimum lease payments as of December 31, 2004 are as follows (in thousands):

2005	$5,922
2006	6,000
2007	5,517
2008	4,215
2009	3,430
2010 and thereafter	940

$26,024

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. NET INCOME (LOSS) PER SHARE

     The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net income (loss)	$(4,784)	$100	$24,985

Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	15,759	16,202	18,165
Effect of dilutive securities:
Stock options and warrants	—	472	662

Denominator for diluted net income (loss) per share — weighted-average outstanding shares	15,759	16,674	18,827

Net income (loss) per share — basic	$(0.30)	$0.01	$1.38

Net income (loss) per share — diluted	$(0.30)	$0.01	$1.33

     Stock options and warrants to purchase approximately 2,097,000 shares for the year ended December 31, 2002, were outstanding but were not included in the computation of diluted earnings per share because we had a net loss in 2002 and the impact would have been anti-dilutive. Stock options and warrants to purchase approximately 1,450,000 shares for the year ended December 31, 2003 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. Stock options to purchase approximately 1,188,000 shares for the year ended December 31, 2004 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

11. EMPLOYEE BENEFIT PLANS

Stock Incentive Plan

     In June 1998 the Company’s Board of Directors adopted the Stock Incentive Plan (the “1998 Plan”) prior to consummation of the Company’s initial public offering. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s Common Stock on the date of grant. The vesting period of the options and stock grants is determined by the Board of Directors and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and stock grants under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008. Approximately 766,000 and 413,000 shares were available for future grant under the 1998 Plan as of December 31, 2003 and 2004, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EMPLOYEE BENEFIT PLANS — (Continued)

Stock Incentive Plan — (Continued)

     Option activity was as follows:

			Weighted-
	Number of	Range of	Average
	Shares	Exercise Price	Exercise Price
Outstanding at December 31, 2001	1,839,719	$3.45 - $52.13	$22.20
Granted	577,700	$16.20 - $26.25	$20.38
Exercised	(88,281)	$3.45 - $23.00	$20.75
Canceled or expired	(231,865)	$16.00 - $46.81	$24.98

Outstanding at December 31, 2002	2,097,273	$3.45 - $52.13	$22.00
Granted	476,500	$16.27 - $42.10	$26.09
Exercised	(397,834)	$8.50 - $38.46	$20.99
Canceled or expired	(254,613)	$16.00 - $52.13	$25.75

Outstanding at December 31, 2003	1,921,326	$3.45 - $52.13	$22.72
Granted	487,000	$39.00 - $45.18	$41.67
Exercised	(424,166)	$3.45 - $37.13	$14.84
Canceled or expired	(133,826)	$16.13 - $44.86	$27.25

Outstanding at December 31, 2004	1,850,334	$9.00 - $52.13	$29.21

Exercisable at December 31, 2004	886,494	$9.00 - $52.13	$25.99

Exercisable at December 31, 2003	940,477	$3.45 - $52.13	$21.63

Exercisable at December 31, 2002	1,056,709	$3.45 - $52.13	$21.60

     For the purposes of the disclosure required by FAS 123, the fair value of each option granted during the years ended December 2002, 2003 and 2004 was $15.39, $18.21 and $28.90, respectively. The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2002	2003	2004
Dividend yield	0%	0%	0%
Expected volatility	75%	70%	67%
Risk-free interest rate	3.5%	3.0%	3.6%
Expected life (in years)	5	5	5

     Pro forma compensation expense for stock option plans would reduce our net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EMPLOYEE BENEFIT PLANS — (Continued)

Stock Incentive Plan — (Continued)

     The following table summarizes information regarding options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number of	Contractual Life	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	(in years)	Exercise Price	Shares	Exercise Price
$ 9.00 - $18.06	259,912	6.1	$16.56	166,387	$15.84
$18.10 - $20.30	243,620	7.4	19.32	101,619	19.41
$20.32 - $24.88	237,737	6.5	23.51	159,987	23.87
$25.01 - $29.63	164,913	7.9	27.81	64,163	27.60
$30.00 - $30.00	202,500	4.3	30.00	202,500	30.00
$30.06 - $35.13	190,714	7.1	30.70	107,088	31.19
$36.19 - $39.00	186,688	8.1	38.56	44,188	37.13
$39.53 - $44.86	260,250	9.1	42.19	23,562	42.69
$45.18 - $46.81	103,000	9.8	45.23	16,000	45.49
$52.13 - $52.13	1,000	5.2	52.13	1,000	52.13

	1,850,334	7.2	29.19	886,494	25.99

     On September 28, 2001, the Company granted a total of 5,000 shares of restricted stock to the non-employee directors of the Company. The stock grants vest over a four-year period with 25% of the stock vesting on each anniversary of the grant date. The Company recorded $89,800 in deferred compensation expense during the year ended December 31, 2001 in connection with these stock grants. The deferred compensation was calculated at the fair value on the grant date and is being amortized over the vesting period of the restricted stock.

Employee 401(k) Plan

     The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 2002, 2003 and 2004 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2002, 2003 and 2004 were approximately $1.2 million, $1.4 million and $1.2 million, respectively. The Company paid administrative expenses of approximately $32,000, $28,000 and $20,000 for the years ended December 31, 2002, 2003 and 2004 respectively.

Employee Pension Plan

     The Company maintains a company personal pension plan for all eligible employees in our London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2003 and 2004 were approximately $118,000 and $146,000, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. SUBSEQUENT EVENTS

     On January 20, 2005, the Company acquired the assets of National Research Bureau (“NRB”), a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.1 million in cash. NRB has over 45 years of experience as a leading producer of information to the retail real estate industry, principally through its Shopping Center Directory, Shopping Center Directory online, and Shopping Center Directory on CD-ROM. The acquisition will be accounted for using purchase accounting. The purchase price will be principally allocated to various working capital accounts, database technology, customer base and goodwill. The acquired database technology and customer base will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.

     On February 23, 2005, the Company entered into an operating lease agreement, pursuant to which the Company has agreed to lease approximately 33,371 square feet of office space located in Columbia, Maryland. The lease has an initial term of 99 months and an initial base rent of $22.75 per rentable square foot per year. Additionally, the Company has a conditional option both to terminate the lease approximately five years after commencement of the initial term, and to renew the lease for an additional five year period after expiration of the initial term, each subject to certain additional terms and conditions.