Form 10-Q
period 2005-03-31
COSTAR GROUP INC
filed 2005-05-09
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     As of April 29, 2005, there were 18,355,540 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$31,343	$26,278
Cost of revenues	10,490	7,941

Gross margin	20,853	18,337

Operating expenses
Selling and marketing	9,493	7,199
Software development	2,332	1,929
General and administrative	6,896	6,852
Purchase amortization	1,118	1,126

	19,839	17,106

Income from operations	1,014	1,231
Other income, net	604	238

Income before income taxes	1,618	1,469
Income tax expense (benefit)	644	(12)

Net income	$974	$1,481

Net income per share — basic	$0.05	$0.08

Net income per share — diluted	$0.05	$0.08

Weighted average outstanding shares — basic	18,318	17,961

Weighted average outstanding shares — diluted	18,861	18,699

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,515	$36,807
Short-term investments	86,376	80,262
Accounts receivable, less allowance for doubtful accounts of approximately $1,354 and $1,375 as of March 31, 2005 and December 31, 2004	4,991	3,921
Deferred income taxes, net	4,177	4,177
Prepaid expenses and other current assets	3,031	1,916

Total current assets	125,090	127,083

Deferred income taxes	20,942	21,487
Property and equipment, net	14,412	13,489
Goodwill, net	44,373	41,937
Intangibles, net	27,850	27,657
Deposits and other assets	2,458	1,038

Total assets	$235,125	$232,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,595	$12,916
Deferred revenue	8,120	6,292

Total current liabilities	19,715	19,208

Deferred income taxes	2,330	2,539

Total stockholders’ equity	213,080	210,944

Total liabilities and stockholders’ equity	$235,125	$232,691

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$974	$1,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,510	1,375
Amortization	1,665	1,939
Income tax benefit	644	(12)
Provision for losses on accounts receivable	146	126
Changes in operating assets and liabilities, net of acquisitions	(2,604)	1,176

Net cash provided by operating activities	2,335	6,085

Investing activities:
Purchases of short-term investments	(60,287)	(23,192)
Sales of short-term investments	54,103	11,621
Purchases of property and equipment and other assets	(2,442)	(820)
Acquisitions, net of cash acquired	(4,162)	—

Net cash used in investing activities	(12,788)	(12,391)

Financing activities:
Proceeds from exercise of stock options	204	1,856

Net cash provided by financing activities	204	1,856
Effect of foreign currency exchange rates on cash and cash equivalents	(43)	47

Net decrease in cash and cash equivalents	(10,292)	(4,403)
Cash and cash equivalents at the beginning of period	36,807	35,643

Cash and cash equivalents at the end of period	$26,515	$31,240

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. These adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of future financial results.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholder’s equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately (575,000) and $546,000 for the three months ended March 31, 2005 and 2004, respectively, from translation of its foreign subsidiaries’ assets and liabilities into U.S. dollars. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2005 and 2004.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income (Loss)

     During the three months ended March 31, 2005 and 2004, total comprehensive income was approximately $568,000 and $2.1 million, respectively. As of March 31, 2005 accumulated comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $3.6 million and an unrealized loss on short-term investments of approximately ($260,000).

Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include shares of common stock that may be issued under outstanding stock options. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

     The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Numerator:
Net income	$974	$1,481

Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,318	17,961
Effect of dilutive securities:
Stock options	543	738

Denominator for diluted net income per share — weighted-average outstanding shares	18,861	18,699

Net income per share — basic	$0.05	$0.08

Net income per share — diluted	$0.05	$0.08

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

	Three Months Ended
	March 31,
	2005	2004
Net income	$974	$1,481

Add: total stock-based employee compensation expense included in reported net income	—	—

Add (deduct): total stock-based employee compensation expense determined under fair value based method for all awards	(2,175)	(1,548)

Pro forma net income (loss)	$(1,201)	$(67)

Net income (loss) per share:
Basic — as reported	$0.05	$0.08

Basic — pro forma	$(0.07)	$(0.00)

Diluted — as reported	$0.05	$0.08

Diluted — pro forma	$(0.06)	$(0.00)

     On March 10, 2005, the Company granted 35,632 shares of restricted stock to officers of the Company under the Company’s 1998 Stock Incentive Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $1.4 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is amortized on a straight-line basis over the four year vesting period.

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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     On September 17, 2004, the Company acquired substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider in Denver, Colorado, for approximately $350,000 in cash.

     On January 20, 2005, the Company acquired the assets of National Research Bureau (“NRB”), a leading provider of property information to the shopping center industry, from Claritas, Inc. for approximately $4.2 million in cash. NRB has over 45 years of experience as a leading provider of information to the retail real estate industry, principally through its Shopping Center Directory and Shopping Center Directory on CD-ROM.

     All of the acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN, RealComp and NRB have been consolidated with those of the Company since the respective dates of acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

4. GOODWILL

     Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
	(unaudited)
Goodwill	$55,596	$53,160
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$44,373	$41,937

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INTANGIBLES

     Intangibles consists of the following (in thousands):

			Weighted-
			Average
			Amortization
	March 31,	December 31,	Period
	2005	2004	(in years)
	(unaudited)
Building photography	$5,272	$5,253	5
Accumulated amortization	(4,660)	(4,552)

Building photography, net	612	701

Acquired database technology	21,642	20,259	4
Accumulated amortization	(18,674)	(18,323)

Acquired database technology, net	2,968	1,936

Acquired customer base	43,958	43,540	10
Accumulated amortization	(21,731)	(20,667)

Acquired customer base, net	22,227	22,873

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,155)	(2,051)

Acquired tradename, net	2,043	2,147

Intangibles, net	$27,850	$27,657

6. INCOME TAXES

     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of March 31, 2005, we continued to maintain a valuation allowance of approximately $564,000 for certain state net operating loss carryforwards.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES

     Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

     On February 23, 2005, the Company entered into an operating lease agreement, pursuant to which the Company has agreed to lease approximately 33,371 square feet of office space located in Columbia, Maryland. The lease has an initial term of 99 months and an initial base rent of $22.75 per rentable square foot per year. Additionally, the Company has conditional options to terminate the lease approximately five years after commencement of the initial term, and to renew the lease for an additional five year period after expiration of the initial term, each subject to certain additional terms and conditions.

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

     All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

     From 1994 through 2004, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider. In

January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. The recent acquisitions are discussed later in this section.

     Since our inception, the growth of our business has required substantial investments for the expansion of our services and the establishment of operating markets throughout the United States, which resulted in substantial net losses on an overall basis until 2003. Throughout 1999 and 2000, we experienced a rapid expansion in the number of services that we offered and the number of markets in which we operated. By the beginning of 2001, we had substantially established a national platform of service offerings in 50 U.S. metropolitan markets. From 2001 through 2004, we focused on continuing to grow revenue, while controlling and reducing costs in order to reduce operating losses and become profitable in accordance with accounting principles generally accepted in the United States (“GAAP”).

     Our current expansion plan began in 2004 and includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. Since 2004, we have begun to provide services in 3 new U.S. markets and Manchester, England, and during the next year we expect to begin providing services in the majority of the remaining markets. In addition, in January 2005, we acquired NRB and announced that we were launching a major expansion effort into real estate information for retail properties. During the first quarter of 2005, we continued the field research phase and launched into the sales and marketing phase of our expansion plan. We generally have not experienced this type of internal geographic expansion since 2000. Our planned 2005 expansion has caused and will continue to cause our cost structure to escalate in advance of the revenues that we expect to generate in these new markets. As a result, during the first quarter of 2005 our net income decreased from $1.5 million for the first quarter of 2004 to $974,000. EBITDA (net income before interest, taxes, depreciation and amortization) decreased from $4.5 million in the first quarter of 2004 to $4.2 million in the first quarter of 2005. Our use of non-GAAP financial measures is discussed later in this section.

     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of March 31, 2005, we continued to maintain a valuation allowance of approximately $564,000 for certain state net operating loss carryforwards.

     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40%. For at least the next two years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

     In March 2005, the Company issued restricted stock, instead of options, to its senior officers, which resulted in recording additional expense to our consolidated statement of operations. Also, the Company is evaluating the use of alternative stock-based employee compensation plan for other employees of the Company, which may include without limitation the issuance of restricted stock, which typically will result in recording additional expense to our consolidated statement of operations and reduce our net income.

     We expect 2005 revenue to grow over 2004 revenue as a result of expected further penetration of our services in our potential customer base across our platform, as well as successful cross selling of our services into our existing customer base, and continued geographic expansion and retail expansion. We expect 2005 EBITDA to increase from 2004 EBITDA due principally to growth in revenue. We expect 2005 net income to decrease over 2004 net income, because in 2005 we will not have the $16.7 million income tax benefit that we recorded in 2004. In addition, we expect to record income tax expense on our results of operations for 2005 that we did not incur in 2004, which will lower our net income. If we achieve our expected revenue growth and control our costs with respect to our current expansion plan, we believe we will maintain positive cash flow from operating activities during 2005.

     Prior to 2003, our calculations of weighted-average outstanding shares for basic and diluted net loss per share were identical because stock options that would have had an anti-dilutive effect on the calculation were properly excluded from the calculation. We achieved net income for the years ended December 31, 2003 and 2004, and the quarter ended March 31, 2005, and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report net income due to the dilutive effect of outstanding stock options.

     In addition to our current planned geographic and retail expansion, we may continue further geographic expansion in the United States, we may seek additional international geographic expansion or we may seek to expand our services. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future. Also, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of that market prior to release of the additional service offerings or increase in market coverage.

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

     For the twelve month periods ended March 31, 2005 and 2004, our contract renewal rate was 93% and 89%, respectively.

Application of Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations.

     In the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from the use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of March 31, 2005, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.

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

     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40%. For at least the next two years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

Non-GAAP Financial Measure

     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

     We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income (loss). In calculating EBITDA we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income (loss) set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

     EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 17 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, management does not consider the amount of net interest income representative of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, management does not consider the amount of income tax expense (benefit) representative of the day-to-day operating performance of our business.

Management compensates for the above-described limitations of using non-GAAP measures by only using a non-GAAP measure to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

     The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Net income	$974	$1,481
Purchase amortization in cost of revenues	476	621
Purchase amortization in operating expenses	1,118	1,126
Depreciation and other amortization	1,581	1,570
Interest income, net	(604)	(238)
Income tax expense (benefit)	644	(12)

EBITDA	$4,189	$4,548

Cash flows provided by (used in)
Operating activities	$2,335	$6,085
Investing activities	(12,788)	(12,391)
Financing activities	204	1,856

Comparison of Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

     Revenues. Revenues grew 19.3% from $26.3 million in the first quarter of 2004 to $31.3 million in the first quarter of 2005. This growth was the result of further penetration of our subscription-based information services in our existing and potential customer base, as well as the successful cross-selling of our information services into our existing customer base across our service platform. In addition, NRB, which was acquired in January 2005, contributed approximately $475,000 of our revenues in the first quarter of 2005. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 95% of our total revenues.

     Gross Margin. Gross margin increased from $18.3 million in the first quarter of 2004 to $20.9 million in the first quarter of 2005. Gross margin percentage decreased from 69.8% to 66.5%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The decrease in gross margin percentage is due to the increase in cost of revenues from $7.9 million for the first quarter of 2004 to $10.5 million for the first quarter of 2005, principally due to approximately $1.4 million resulting from increased research department hiring, training, compensation and other operating costs associated with our current expansion and cost of revenues associated with our January 2005 acquisition of NRB, as well as research costs associated with further service enhancements to our existing platform.

     Selling and Marketing Expenses. Selling and marketing expenses increased from $7.2 million in the first quarter of 2004 to $9.5 million in the first quarter of 2005, and increased as a percentage of revenues from 27.4% in the first quarter of 2004 to 30.3% in the first quarter of 2005. This increase was primarily due to increased sales commissions and selling and marketing personnel costs as we launch sales and marketing efforts for our current expansion plan.

     Software Development Expenses. Software development expenses increased from $1.9 million in the first quarter of 2004 to $2.3 million in the first quarter of 2005 and increased as a percentage of revenues from 7.3% in the first quarter of 2004 to 7.4% in the first quarter of 2005. This increase in the amount and percentage of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

     General and Administrative Expenses. General and administrative expenses remained consistent at approximately $6.9 million in the first quarter of 2004 and in the first quarter of 2005 and decreased as a percentage of revenues from 26.1% in the first quarter of 2004 to 22.0% in the first quarter of 2005.

     Purchase Amortization. Purchase amortization remained consistent at approximately $1.1 million in the first quarter of 2004 and in the first quarter of 2005.

     Interest Income, Net. Interest increased from $238,000 in the first quarter of 2004 to $604,000 in the first quarter of 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investments and increased interest rates for the first quarter of 2005 as compared to the first quarter of 2004.

     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of $12,000 in the three months ended March 31, 2004 to an expense of $644,000 in the three months ended March 31, 2005. Income tax expense is a result of our profitability and the release of the valuation allowance in the fourth quarter of 2004.

Recent Acquisitions

     Peer Market Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of PeerMark, an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock valued at approximately $207,000. In addition, the PeerMark acquisition agreement provides for us to pay additional consideration to the former shareholders of PeerMark based on the future operating performance of the acquired company.

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

     National Research Bureau. On January 20, 2005, we acquired the assets of NRB, a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.2 million in cash. NRB has over 45 years of experience as a leading producer of information to the retail real estate industry, principally through its Shopping Center Directory and Shopping Center Directory on CD-ROM.

     Accounting Treatment. All of the acquisitions have been accounted for using purchase accounting. The purchase price for each of the acquisitions was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN, RealComp and NRB have been consolidated with our results since the respective dates of acquisition. The operating results of each of PeerMark, SPN, RealComp and NRB are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased $4.2 million from $117.1 million at December 31, 2004 to $112.9 million at March 31, 2005. The cash generated during the quarter from our EBITDA was largely offset by capital expenditures, changes in working capital accounts and the purchase of NRB in January for approximately $4.2 million.

     Net cash provided by operating activities for the three months ended March 31, 2005 was $2.3 million compared to $6.1 million for the three months ended March 31, 2004. This $3.8 million decrease in net cash provided by operating activities was principally due to changes in working capital and the direct costs associated with our market expansion plans, which contributed to the decrease in net income from $1.5 million in the three months ended March 31, 2004 to $974,000 in the three months ended March 31, 2005.

     Net cash used in investing activities was $12.8 million for the three months ended March 31, 2005 compared to $12.4 million for the three months ended March 31, 2004. This $400,000 increase in net cash used in investing activities was principally due to increased purchases of property and equipment, and the purchase of NRB offset by a net decrease in purchases and sales of short-term investments.

     Net cash provided by financing activities was $204,000 for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004. This $1.7 million decrease in net cash provided by financing activities was the result of decreased exercises of stock options in the first quarter of 2005 compared to the first quarter of 2004.

     During the three months ended March 31, 2005, we incurred capital expenditures of approximately $2.4 million, of which $1.5 million was related to our market expansion efforts and the remaining $900,000 supported our existing platform. Capital expenditures during the second quarter are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, as well as communications, measuring, photographic and computer equipment, totaling approximately $2.0 million. Additionally, we expect to incur approximately $1.0 million of capital expenditures during the second quarter of 2005 to support our existing operations.

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

     On February 23, 2005, we entered into an operating lease agreement, pursuant to which we have agreed to lease approximately 33,371 square feet of office space located in Columbia, Maryland. The lease has an initial term of 99 months and an initial base rent of $22.75 per rentable square foot per year. We have conditional options to terminate the lease approximately five years after commencement of the initial term, and to renew the lease for an additional five year period after expiration of the initial term.

     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40%. For at least the next two years, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Under previous practice, the reporting entity could account for share-based payment under the provisions of APB 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS 123. Under the provisions of SFAS 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R had an effective date for fiscal quarters beginning after June 15, 2005. In April 2005 the SEC announced the adoption of a new rule that delays the effective date until January 2006. As such, we expect to adopt its provisions for the fiscal quarter beginning January 1, 2006. Application of this pronouncement requires significant judgment regarding the variables in an option pricing model, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined whether the adoption will result in amounts that are similar to the amounts reported in our current pro forma disclosures under SFAS 123.

Cautionary Statement Concerning Forward-Looking Statements

     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2005 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: customer retention; competition; general economic conditions; our ability to identify and integrate acquisitions; our ability to control costs; our ability to successfully complete our planned expansion; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; litigation; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; and successful adoption of and training on our services.

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

     Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Moreover, despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. For example, we recently upgraded our internal research application used by our research staff to update our database of commercial real estate information, and in the event that this application does not work properly, the ability of our clients to access our services may be affected, which could result in reduced demand for our services, lower revenues and higher costs. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.

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

     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. For example, beginning in the first quarter of 2006, the Company expects to adopt the provisions of SFAS 123R, which will require the Company to expense the value of granted, unvested stock options. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will reduce our net income by a significant amount. We have not yet determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123. In addition, in the fourth quarter of 2004 we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result of the release of our previously recorded valuation allowance, in subsequent periods, we expect to record income tax expense at an effective tax rate that would approximate the statutory tax rate, which will decrease our net income.

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

     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. We generated net income for the years ended December 31, 2003 and 2004, and our decision to release the valuation allowance on our deferred tax assets was based on our expectation of future taxable income from operations; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We will continue to evaluate our expectation of future taxable income during each quarter, and if we are unable to conclude that it is more likely than not that we will continue to be profitable, then the realization of our deferred tax assets could become uncertain. In such a case, we may be required to establish a valuation allowance against some or all of our deferred tax assets, which could result in a significant charge to our earnings that could adversely affect our net income in the period in which the charge is incurred. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth in this section. We may not be able to generate revenues or control expenses to a degree sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

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

     Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money to defend, could result in negative publicity, and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount, our profitability could be significantly reduced and our financial position could be adversely affected. We cannot assure you that we will have any or sufficient insurance to cover any litigation claims.

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

     Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; successful adoption of and training on the Company’s services; litigation; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

     If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In addition, in April 2005, we deployed a new company-wide internal research application for our U.S. researchers to use to update our database. In the event our researchers find the application difficult to use or if this application does not work properly, our data quality may be affected, which could result in reduced demand for our services, lower revenues and higher costs.

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

     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. As a result of our Focus Information Limited (formerly known as Property Intelligence) and SPN subsidiaries, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations, and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2005, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $3.6 million.

     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2005.

     We have a substantial amount of intangible assets. Although as of March 31, 2005, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

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

Current Report on Form 8-K filed with the SEC on March 16, 2005 regarding changes to the compensation of the Company’s executive officers.

Current Report on form 8-K filed with the SEC on February 28, 2005 regarding entry into a material definitive agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: May 6, 2005	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)