Form 10-Q
period 2005-06-30
COSTAR GROUP INC
filed 2005-08-05
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     As of August 1, 2005, there were 18,398,577 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$32,871	$27,456	$64,214	$53,734
Cost of revenues	10,836	8,842	21,326	16,783

Gross margin	22,035	18,614	42,888	36,951

Operating expenses
Selling and marketing	10,429	6,898	19,922	14,097
Software development	2,545	2,236	4,877	4,165
General and administrative	6,734	7,033	13,630	13,885
Purchase amortization	1,110	1,071	2,228	2,197

	20,818	17,238	40,657	34,344

Income from operations	1,217	1,376	2,231	2,607
Interest income, net	719	286	1,323	524

Income before income taxes	1,936	1,662	3,554	3,131
Income tax expense (benefit), net	793	(74)	1,437	(86)

Net income	$1,143	$1,736	$2,117	$3,217

Net income per share — basic	$0.06	$0.10	$0.12	$0.18

Net income per share — diluted	$0.06	$0.09	$0.11	$0.17

Weighted average outstanding shares — basic	18,366	18,151	18,342	18,056

Weighted average outstanding shares — diluted	18,868	18,771	18,862	18,735

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,017	$36,807
Short-term investments	82,385	80,262
Accounts receivable, less allowance for doubtful accounts of approximately $1,350 and $1,375 as of June 30, 2005 and December 31, 2004	5,476	3,921
Deferred income taxes, net	4,177	4,177
Prepaid expenses and other current assets	2,346	1,916

Total current assets	125,401	127,083

Deferred income taxes	19,722	21,487
Property and equipment, net	16,124	13,489
Goodwill, net	44,044	41,937
Intangibles, net	25,971	27,657
Deposits and other assets	2,385	1,038

Total assets	$233,647	$232,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,187	12,916
Deferred revenue	$7,290	$6,292

Total current liabilities	17,477	19,208

Deferred income taxes	2,074	2,539

Total stockholders’ equity	214,096	210,944

Total liabilities and stockholders’ equity	$233,647	$232,691

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$2,117	$3,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,945	2,672
Amortization	3,186	3,868
Income tax expense (benefit), net	1,437	(86)
Provision for losses on accounts receivable	233	206
Changes in operating assets and liabilities, net of acquisitions	(4,569)	2,200

Net cash provided by operating activities	5,349	12,077

Investing activities:
Purchases of short-term investments	(130,522)	(32,387)
Sales of short-term investments	128,369	24,096
Purchases of property and equipment and other assets	(5,658)	(4,943)
Acquisitions, net of cash acquired	(4,412)	(1,969)

Net cash used in investing activities	(12,223)	(15,203)

Financing activities:
Proceeds from exercise of stock options	1,179	4,576

Net cash provided by financing activities	1,179	4,576
Effect of foreign currency exchange rates on cash and cash equivalents	(95)	202

Net increase (decrease) in cash and cash equivalents	(5,790)	1,652
Cash and cash equivalents at the beginning of period	36,807	35,643

Cash and cash equivalents at the end of period	$31,017	$37,295

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION
     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States and the United Kingdom. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within one business segment. The information services are typically distributed to its clients under subscription-based license agreements that have a minimum term of one year and renew automatically.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. These adjustments are of a normal recurring nature.
     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005.
     The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of future financial results.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Foreign Currency Translation
     The Company’s functional currency in its foreign location is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately ($876,000) and ($58,000) for the three months ended June 30, 2005 and 2004, respectively, and ($1,451,000) and $489,000 for the six months ended June 30, 2005 and 2004, respectively, from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2005.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Comprehensive Income (Loss)
     During the three months ended June 30, 2005 and 2004, total comprehensive income was approximately $42,000 and $1.6 million, respectively, and during the six months ended June 30, 2005 and 2004, total comprehensive income was $610,000 and $3.7 million, respectively. As of June 30, 2005, accumulated comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.7 million and an unrealized loss on short-term investments of approximately ($220,000).
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net income	$1,143	$1,736	$2,117	$3,217

Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,366	18,151	18,342	18,056
Effect of dilutive securities:
Stock options	502	620	520	679

Denominator for diluted net income per share — weighted-average outstanding shares	18,868	18,771	18,862	18,735

Net income per share — basic	$0.06	$0.10	$0.12	$0.18

Net income per share — diluted	$0.06	$0.09	$0.11	$0.17

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,143	$1,736	$2,117	$3,217

Add: total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Add (deduct): total stock-based employee compensation (benefit) expense, net of tax, determined under fair value based method for all awards.	(1,043)	(1,633)	(2,338)	(3,180)

Pro forma net income (loss)	$100	$103	$(221)	$37

Net income (loss) per share:
Basic — as reported	$0.06	$0.10	$0.12	$0.18

Basic — pro forma	$0.01	$0.01	$(0.01)	$0.00

Diluted — as reported	$0.06	$0.09	$0.11	$0.17

Diluted — pro forma	$0.01	$0.01	$(0.01)	$0.00

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
     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $207,000. In the second quarter of 2005, the Company paid the PeerMark shareholders $255,000 in additional post-closing cash consideration, as provided in the PeerMark acquisition agreement.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
3.	ACQUISITIONS — (CONTINUED)
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
4.	GOODWILL
     Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)
Goodwill	$55,267	$53,160
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$44,044	$41,937

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5.	INTANGIBLES
     Intangibles consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	June 30,	December 31,	Period
	2005	2004	(in years)
	(unaudited)
Building photography	5,264	5,253	5
Accumulated amortization	(4,730)	(4,552)

Building photography, net	534	701

Acquired database technology	21,569	20,259	4
Accumulated amortization	(18,884)	(18,323)

Acquired database technology, net	2,685	1,936

Acquired customer base	43,548	43,540	10
Accumulated amortization	(22,732)	(20,667)

Acquired customer base, net	20,816	22,873

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,262)	(2,051)

Acquired tradename, net	1,936	2,147

Intangibles, net	$25,971	$27,657

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
6.	INCOME TAXES
     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of June 30, 2005, we continued to maintain a valuation allowance of approximately $564,000 for certain state net operating loss carryforwards.
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
8.	SUBSEQUENT EVENTS
     Effective July 21, 2005, the Company closed its research center in Mason, Ohio (the “Mason Operations”). The closing of the Mason Operations is expected to result in a one-time pre-tax charge of approximately $2.0 million to $2.5 million in the third quarter of 2005. The estimated third quarter restructuring charge includes amounts for wages, severance, occupancy and other costs.

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
     From 1994 through 2005, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998 we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999 we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000 we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000 we acquired First Image Technologies, Inc. (“First Image”). In September 2002 we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S shopping center information. The recent acquisitions are discussed later in this section.

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
     Our current expansion plan began in 2004 and includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. Since 2004, we have begun to provide services in 7 new U.S. markets and Manchester, England, and during the next year we expect to begin providing services in the majority of the remaining markets. In addition, in January 2005, we acquired NRB and announced that we were launching a major expansion effort into real estate information for retail properties. During the second quarter of 2005, we continued the field research phase and launched into the sales and marketing phase of our expansion plan. We generally have not experienced this type of internal geographic expansion since 2000. Our planned 2005 expansion has caused and will continue to cause our cost structure to escalate in advance of the revenues that we expect to generate in these new markets. As a result, during the second quarter of 2005 our net income decreased from $1.7 million for the second quarter of 2004 to $1.1 million. EBITDA (net income before interest, taxes, depreciation and amortization) decreased from $4.6 million in the second quarter of 2004 to $4.2 million in the second quarter of 2005. Our use of non-GAAP financial measures is discussed later in this section.
     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of June 30, 2005, we continued to maintain a valuation allowance of approximately $564,000 for certain state net operating loss carryforwards.
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
     In March 2005, we issued restricted stock, instead of options, to our senior officers, which resulted in recording additional expense to our consolidated statement of operations. We are evaluating the use of an alternative stock-based employee compensation plan for other employees of the Company, which may include without limitation the issuance of restricted stock, which typically will require us to record additional expense to our consolidated statement of operations and reduce our net income.
     We expect 2005 revenue to grow over 2004 revenue as a result of expected further penetration of our services in our potential customer base across our platform, as well as successful cross selling of our services into our existing customer base, and continued geographic expansion and retail expansion. We expect 2005 EBITDA to decrease from 2004 EBITDA due principally to expansion and restructuring charges. We expect 2005 net income to decrease over 2004 net income due to expansion and restructuring charges and because in 2005 we will not have the $16.7 million income tax benefit that we recorded in 2004. In addition, we expect to record income tax expense on our results of operations for 2005 that we did not incur in 2004, which will lower our net income. If we achieve our expected revenue growth and control our costs with respect to our current expansion plan, we believe we will maintain positive cash flow from operating activities during 2005.

     Prior to 2003, our calculations of weighted-average outstanding shares for basic and diluted net loss per share were identical because stock options that would have had an anti-dilutive effect on the calculation were properly excluded from the calculation. We achieved net income for the years ended December 31, 2003 and 2004, and the six months ended June 30, 2005, and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report net income due to the dilutive effect of outstanding stock options.
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
     For the twelve month periods ended June 30, 2005 and 2004, our contract renewal rate was approximately 93% and 91%, respectively.
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
     In the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from the use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of June 30, 2005, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.
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
     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):
•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest income representative of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense (benefit) representative of the day-to-day operating performance of our business.
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
     The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,143	$1,736	$2,117	$3,217
Purchase amortization in cost of revenues	343	677	819	1,298
Purchase amortization in operating expenses	1,110	1,071	2,228	2,197
Depreciation and other amortization	1,503	1,475	3,084	3,045
Interest income, net	(719)	(286)	(1,323)	(524)
Income tax expense (benefit), net	793	(74)	1,437	(86)

EBITDA	$4,173	$4,599	$8,362	$9,147

Cash flows provided by (used in)
Operating activities	$3,014	$5,992	$5,349	$12,077
Investing activities	565	(2,812)	(12,223)	(15,203)
Financing activities	975	2,720	1,179	4,576

Comparison of Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004
     Revenues. Revenues grew 19.7% from $27.5 million in the second quarter of 2004 to $32.9 million in the second quarter of 2005. This increase in revenue is principally due to recent strong growth in our overall sales force productivity in existing markets combined with a high renewal rate. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 95% of our total revenues.
     Gross Margin. Gross margin increased from $18.6 million in the second quarter of 2004 to $22.0 million in the second quarter of 2005. Gross margin percentage decreased from 67.8% to 67.0%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The decrease in gross margin percentage is due to the increase in cost of revenues from $8.8 million for the second quarter of 2004 to $10.8 million for the second quarter of 2005, principally due to approximately $1.6 million resulting from increased research department hiring, training, compensation and other operating costs associated with our current expansion and cost of revenues associated with our January 2005 acquisition of NRB, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $6.9 million in the second quarter of 2004 to $10.4 million in the second quarter of 2005 and increased as a percentage of revenues from 25.1% in the second quarter of 2004 to 31.7% in the second quarter of 2005. The increase is due to increased sales commissions and headcount as well as selling and marketing personnel costs as we launch sales and marketing efforts for our current expansion plan. This increase is also due to our International Council of Shopping Centers (“ICSC”) trade show participation in the second quarter of 2005, which we did not attend in 2004.
     Software Development Expenses. Software development expenses increased from $2.2 million in the second quarter of 2004 to $2.5 million in the second quarter of 2005 and decreased as a percentage of revenues from 8.1% in the second quarter of 2004 to 7.7% in the second quarter of 2005. This increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses decreased from $7.0 million in the second quarter of 2004 to $6.7 million in the second quarter of 2005 and decreased as a percentage of revenues from 25.6% in the second quarter of 2004 to 20.5% in the second quarter of 2005. The decrease in the amount of general and administrative expenses was primarily due to our continued efforts to control and leverage our overhead costs.
     Purchase Amortization. Purchase amortization remained stable at $1.1 million in the second quarters of 2004 and 2005.
     Interest Income, Net. Interest income increased from $286,000 in the second quarter of 2004 to $719,000 in the second quarter of 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the second quarter of 2005 as compared to the second quarter of 2004.
     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of $74,000 in the second quarter of 2004 to an expense of $793,000 in the second quarter of 2005. Income tax expense is a result of our profitability and the release of the valuation allowance in the fourth quarter of 2004.
Comparison of Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004
     Revenues. Revenues grew 19.5% from $53.7 million in the six months ended June 30, 2004 to $64.2 million in the six months ended June 30, 2005. This increase in revenue is principally due to recent strong growth in our overall sales force productivity in existing markets combined with a high renewal rate. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 95% of our total revenues.

     Gross Margin. Gross margin increased from $37.0 million in the six months ended June 30, 2004 to $42.9 million in the six months ended June 30, 2005. Gross margin percentage decreased from 68.8% to 66.8%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The decrease in gross margin percentage is due to the increase in cost of revenues from $16.8 million in the six months ended June 30, 2004 to $21.3 million in the six months ended June 30, 2005, principally due to approximately $3.0 million in costs resulting from increased research department hiring, training, compensation and other operating costs associated with our current expansion and cost of revenues associated with our January 2005 acquisition of NRB, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $14.1 million in the six months ended June 30, 2004 to $19.9 million in the six months ended June 30, 2005 and increased as a percentage of revenues from 26.2% for the six months ended June 30, 2004 to 31.0% for the six months ended June 30, 2005. The increase is due to increased sales commissions and headcount as well as selling and marketing personnel costs as we launch sales and marketing efforts for our current expansion plan. This increase is also due to our ICSC trade show participation in the second quarter of 2005, which we did not attend in 2004.
     Software Development Expenses. Software development expenses increased from $4.2 million in the six months ended June 30, 2004 to $4.9 million in the six months ended June 30, 2005 and decreased as a percentage of revenues from 7.8% in the six months ended June 30, 2004 to 7.6% in the six months ended June 30, 2005. This increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses decreased from $13.9 million in the six months ended June 30, 2004 to $13.6 million in the six months ended June 30, 2005 and decreased as a percentage of revenues from 25.8% in the six months ended June 30, 2004 to 21.2% in the six months ended June 30, 2005. The decrease in the amount of general and administrative expenses was primarily due to our continued efforts to control and leverage our overhead costs.
     Purchase Amortization. Purchase amortization remained stable at $2.2 million in the six months ended June 30, 2004 and 2005.
     Interest Income, Net. Interest income increased from $524,000 in the six months ended June 30, 2004 to $1.3 million in the six months ended June 30, 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of ($86,000) in the six months ended June 30, 2004 to an expense of $1.4 million in the six months ended June 30, 2005. Income tax expense is a result of our profitability and the release of the valuation allowance in the fourth quarter of 2004.
Recent Acquisitions
     Peer Market Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of PeerMark, an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock valued at approximately $207,000. In the second quarter of 2005, we paid the PeerMark shareholders $255,000 in additional post-closing cash consideration, as provided in the PeerMark acquisition agreement.
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
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased $3.7 million from $117.1 million at December 31, 2004 to $113.4 million at June 30, 2005. The cash generated during the six months ended June 30, 2005 from our EBITDA and exercise of stock options was largely offset by capital expenditures, the purchase of NRB and changes in working capital accounts.
     Net cash provided by operating activities for the six months ended June 30, 2005 was $5.3 million compared to $12.1 million for the six months ended June 30, 2004. This $6.8 million decrease in net cash provided by operating activities was principally due to changes in working capital and the decrease in net income from $3.2 million in the six months ended June 30, 2004 to $2.1 million in the six months ended June 30, 2005, as a result of income tax expense.
     Net cash used in investing activities was $12.2 million for the six months ended June 30, 2005 compared to $15.2 million for the six months ended June 30, 2004. This $3.0 million decrease in net cash used in investing activities was principally due to the net decrease in purchases and sales of short-term investments offset by the increased purchases of property and equipment, and the purchase of NRB.
     Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2005 compared to $4.6 million for the six months ended June 30, 2004. This $3.4 million decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in 2005 compared to 2004.
     During the six months ended June 30, 2005, we incurred capital expenditures of approximately $5.7 million, with approximately $3.9 million related to the purchase of equipment and field research vehicles in connection with our planned 21-market expansion, and the remaining $1.8 million to support our existing operations. Capital expenditures during the third quarter of 2005 are expected to include investments in assets required to support our planned market expansion, including additional field research vehicles, building photography and initial databases, as well as communications, measuring, photographic and computer equipment, totaling approximately $1.5 million to $2.0 million. Additionally, we expect to incur approximately $1.0 million of capital expenditures during the third quarter of 2005 to support our existing operations.
     To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.
     On February 23, 2005, we entered into an operating lease agreement, pursuant to which we have agreed to lease approximately 33,371 square feet of office space located in Columbia, Maryland. The lease has an initial term of 99 months and an initial base rent of $22.75 per rentable square foot per year. Additionally, we have conditional options to terminate the lease approximately five years after commencement of the initial term, and to renew the lease for an additional five year period after expiration of the initial term, each subject to certain additional terms and conditions.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Under previous practice, the reporting entity could account for share-based payment under the provisions of APB 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS 123. Under the provisions of SFAS 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R had an effective date for fiscal quarters beginning after June 15, 2005. In April 2005 the SEC announced the adoption of a new rule that delays the effective date of SFAS 123R until January 2006. As such, we expect to adopt its provisions for the fiscal quarter beginning January 1, 2006. Application of this pronouncement requires significant judgment regarding the variables in an option pricing model, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined whether the adoption will result in amounts that are similar to the amounts reported in our current pro forma disclosures under SFAS 123.

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
     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: our ability to successfully complete our planned expansion; customer retention; competition; general economic conditions; our ability to identify and integrate acquisitions; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; and successful adoption of and training on our services.
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
Risk Factors
     Our planned geographic expansion may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into new markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2005 and continuing into 2006, we expect to expand into a number of new U.S. markets and expand geographic coverage in certain of our existing markets. If we are unable to manage this expansion plan effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.
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
     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. For example, beginning in the first quarter of 2006, the Company expects to adopt the provisions of SFAS 123R, which will require us to expense the value of granted, unvested stock options. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will reduce our net income by a significant amount. We have not yet determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123. In addition, in the fourth quarter of 2004 we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result of the release of our previously recorded valuation allowance, in subsequent periods, we expect to record income tax expense at an effective tax rate that approximates the statutory tax rate, which will decrease our net income.
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
     If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In addition, in July 2005, we closed our Mason, Ohio research center in an effort to reduce costs and improve the quality of our research operations. If the consolidation of our research operations within our remaining research centers is unsuccessful, our data quality may be affected, which could result in reduced demand for our services. Also, in April 2005, we deployed a new company-wide internal research application for our U.S. researchers to use to update our database. Any inefficiencies, errors, or technical problems with this new application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.
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
     If we are unable to hire, retain and continue to develop our sales force or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to grow and manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire, develop or retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.
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
     Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plan; the development of our sales force; managerial execution; data quality; employee retention; foreign currency fluctuations; successful adoption of and training on our services; litigation; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client training and support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2005, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.7 million.
     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2005.
     We have a substantial amount of intangible assets. Although as of June 30, 2005, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of our stockholders was held on June 17, 2005. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Warren H. Haber, Josiah O. Low, III, Christopher J. Nassetta and Catherine B. Reynolds. The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	13,872,007	2,606,773
Andrew C. Florance	16,353,593	125,187
David Bonderman	10,770,587	5,708,193
Warren H. Haber	16,351,725	127,055
Josiah O. Low, III	16,475,392	3,388
Christopher J. Nassetta	16,475,492	3,288
Catherine B. Reynolds	16,475,209	3,571

     The appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2005 was approved upon the following vote: For, 16,409,244 shares; against, 64,778 shares; and abstain, 4,758 shares.
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

COSTAR GROUP, INC.

Date: August 5, 2005	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)