Form 10-Q
period 2005-09-30
COSTAR GROUP INC
filed 2005-11-08
CIK 1057352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.  Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     As of November 1, 2005, there were 18,617,342 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I ¾ FINANCIAL INFORMATION
Item 1. Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$34,320	$28,610	$98,534	$82,344
Cost of revenues	11,001	9,189	32,327	25,972

Gross margin	23,319	19,421	66,207	56,372

Operating expenses
Selling and marketing	9,326	7,452	29,248	21,549
Software development	2,580	2,150	7,457	6,315
General and administrative	7,092	6,778	20,722	20,663
Restructuring charge	2,217	¾	2,217	¾
Purchase amortization	1,132	1,085	3,360	3,282

	22,347	17,465	63,004	51,809

Income from operations	972	1,956	3,203	4,563
Interest income, net	932	311	2,255	835

Income before income taxes	1,904	2,267	5,458	5,398
Income tax expense (benefit), net	767	(100)	2,204	(186)

Net income	$1,137	$2,367	$3,254	$5,584

Net income per share ¾ basic	$0.06	$0.13	$0.18	$0.31

Net income per share ¾ diluted	$0.06	$0.13	$0.17	$0.30

Weighted average outstanding shares ¾ basic	18,485	18,247	18,390	18,120

Weighted average outstanding shares ¾ diluted	19,092	18,898	18,945	18,792

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,007	$36,807
Short-term investments	96,754	80,262
Accounts receivable, less allowance for doubtful accounts of approximately $1,507 and $1,375 as of September 30, 2005 and December 31, 2004	5,519	3,921
Deferred income taxes, net	4,177	4,177
Prepaid expenses and other current assets	3,000	1,916

Total current assets	137,457	127,083

Deferred income taxes	19,217	21,487
Property and equipment, net	16,146	13,489
Goodwill, net	44,444	41,937
Intangibles, net	23,957	27,657
Deposits and other assets	3,604	1,038

Total assets	$244,825	$232,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,374	$12,916
Deferred revenue	7,118	6,292

Total current liabilities	22,492	19,208

Deferred income taxes	1,869	2,539

Total stockholders’ equity	220,464	210,944

Total liabilities and stockholders’ equity	$244,825	$232,691

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$3,254	$5,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,350	3,960
Amortization	4,540	5,717
Income tax expense (benefit), net	2,204	(186)
Provision for losses on accounts receivable	509	311
Changes in operating assets and liabilities, net of acquisitions	(689)	3,108

Net cash provided by operating activities	14,168	18,494

Investing activities:
Purchases of short-term investments	(195,905)	(60,951)
Sales of short-term investments	179,219	42,621
Purchases of property and equipment and other assets	(7,397)	(6,360)
Acquisitions, net of cash acquired	(4,412)	(2,270)

Net cash used in investing activities	(28,495)	(26,960)

Financing activities:
Proceeds from exercise of stock options	5,844	6,059

Net cash provided by financing activities	5,844	6,059
Effect of foreign currency exchange rates on cash and cash equivalents	(317)	15

Net decrease in cash and cash equivalents	(8,800)	(2,392)
Cash and cash equivalents at the beginning of period	36,807	35,643

Cash and cash equivalents at the end of period	$28,007	$33,251

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
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. These adjustments are of a normal recurring nature.
     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005.
     The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of future financial results.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Foreign Currency Translation
     The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately ($493,000) and ($265,000) for the three months ended September 30, 2005 and 2004, respectively, and ($1,944,000) and $223,000 for the nine months ended September 30, 2005 and 2004, respectively, from translation of its foreign subsidiary’s assets and liabilities into U.S. dollars. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2005.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Comprehensive Income (Loss)
     During the three months ended September 30, 2005 and 2004, total comprehensive income was approximately $580,000 and $2.1 million, respectively, and during the nine months ended September 30, 2005 and 2004, total comprehensive income was $1.2 million and $5.8 million, respectively. As of September 30, 2005, accumulated comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.2 million and an unrealized loss on short-term investments of approximately ($383,000).
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,137	$2,367	$3,254	$5,584

Denominator:
Denominator for basic net income per share ¾ weighted-average outstanding shares	18,485	18,247	18,390	18,120
Effect of dilutive securities:
Stock options	607	651	555	672

Denominator for diluted net income per share ¾ weighted-average outstanding shares	19,092	18,898	18,945	18,792

Net income per share ¾ basic	$0.06	$0.13	$0.18	$0.31

Net income per share ¾ diluted	$0.06	$0.13	$0.17	$0.30

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
Stock-Based Compensation (continued)
requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company has adopted the disclosure requirements of SFAS 123 and SFAS 148. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,137	$2,367	$3,254	$5,584

Add: total stock-based employee compensation expense included in reported net income	43	3	115	8
Deduct: total stock-based employee compensation benefit, net of tax, determined under fair value based method for all awards	(649)	(1,961)	(3,068)	(5,147)

Pro forma net income	$531	$409	$301	$445

Net income per share:

Basic ¾ as reported	$0.06	$0.13	$0.18	$0.31

Basic ¾ pro forma	$0.03	$0.02	$0.02	$0.02

Diluted ¾ as reported	$0.06	$0.13	$0.17	$0.30

Diluted ¾ pro forma	$0.03	$0.02	$0.02	$0.02

     On March 10, 2005, the Company granted 35,632 shares of restricted stock to officers of the Company under the Company’s 1998 Stock Incentive Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $1.4 million of deferred compensation expense relating to the issuance of the restricted stock. The deferred compensation expense is amortized on a straight-line basis over the four year vesting period.
     On September 8, 2005, the Company granted 30,380 shares of restricted stock to employees of the Company under the Company’s 1998 Stock Incentive Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $1.4 million of deferred compensation expense relating to the issuance of the restricted stock. The deferred compensation expense is amortized on a straight-line basis over the four year vesting period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
3. ACQUISITIONS
     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $207,000. In the second quarter of 2005, the Company paid the PeerMark shareholders approximately $255,000 in additional post-closing cash consideration, as provided in the PeerMark acquisition agreement.
     On June 16, 2004, the Company’s U.K. subsidiary, Focus Information Limited (“FOCUS”), acquired Scottish Property Network (“SPN”), a provider of online commercial property information in Scotland. The Company acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.
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
4. GOODWILL
Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Goodwill	$55,667	$53,160
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$44,444	$41,937

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5. INTANGIBLES
     Intangibles consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	September 30,	December 31,	Period
	2005	2004	(in years)
	(unaudited)
Building photography	5,412	5,253	5
Accumulated amortization	(4,778)	(4,552)

Building photography, net	634	701

Acquired database technology	20,667	20,259	4
Accumulated amortization	(18,950)	(18,323)

Acquired database technology, net	1,717	1,936

Acquired customer base	43,556	43,540	10
Accumulated amortization	(23,783)	(20,667)

Acquired customer base, net	19,773	22,873

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,365)	(2,051)

Acquired tradename, net	1,833	2,147

Intangibles, net	$23,957	$27,657

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
6. INCOME TAXES
     As of the fourth quarter of 2004, the Company determined that it was more likely than not that it would generate taxable income from operations and be able to realize tax benefits arising from use of its net operating loss carryforwards to reduce the income tax it will owe on this taxable income. Prior to the fourth quarter of 2004, the Company recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because it was not certain the Company would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in the Company’s results from operations. The Company also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of September 30, 2005, the Company continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.
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
8. RESTRUCTURING CHARGE
     Effective July 21, 2005, the Company closed its research center in Mason, Ohio (the “Mason Operations”). The closing of the Mason Operations resulted in a one-time pre-tax charge of approximately $2.2 million recorded in the third quarter of 2005. The third quarter restructuring charge included amounts for wages, severance, occupancy and other costs. Below is a summary of the expense recorded and the activity related to restructuring. The estimates have been made based upon management’s best estimate of amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.
Restructuring expenses (in thousands):

			Accrual balance
		2005 charges	as of September
	Original Charge	utilized	30, 2005
	(unaudited)
Occupancy	$1,355	$211	$1,144
Wages, severance, and other costs	862	590	272

Total restructuring charge	$2,217	$801	$1,416

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
     We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. We used those net proceeds to fund the geographic and service expansion of our business, including three strategic acquisitions, and to expand our sales and marketing organization. In May 1999, we completed a follow-on public offering and received net proceeds of approximately $97.4 million. We used a portion of those net proceeds to fund the acquisitions of COMPS.COM, Inc. (“Comps”) and Property Intelligence plc, which is now called Focus Information Limited (“FOCUS”). In November 2003, we completed an additional follow-on public offering and received net proceeds of approximately $53.5 million. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.
     From 1994 through 2005, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. (“First Image”). In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003, we established a base in the United Kingdom with our acquisition of London-based FOCUS. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc. (“RealComp”), a local comparable sales information provider. In

January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S shopping center information. The recent acquisitions are discussed later in this section.
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
     Our current expansion plan began in 2004 and includes entering an expected 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. Since 2004, we have begun to provide services in 14 new U.S. markets and Manchester, England, and during the next six months we expect to begin providing services to the remainder of the 21 new markets. In addition, in January 2005, we acquired NRB and announced that we were launching a major expansion effort into real estate information for retail properties. We generally have not experienced this type of internal geographic expansion since 2000. Our current expansion plan has caused and will continue to cause our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, reducing our earnings growth. Further, as a result of a restructuring charge that we recorded during the third quarter of 2005 in connection with closing one of our research centers, our net income decreased from $2.4 million for the third quarter of 2004 to $1.1 million for the third quarter of 2005. EBITDA (net income before interest, taxes, depreciation and amortization) decreased from $5.1 million in the third quarter of 2004 to $3.7 million in the third quarter of 2005. Our use of non-GAAP financial measures is discussed later in this section.
     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of September 30, 2005, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.
     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40.4%. For at least the next twelve months, we expect the majority of our taxable income to be offset by our $74.0 million in federal net operating loss carryforwards. As a result, we expect our cash tax payments for at least the next twelve months to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.
     In 2005, we issued restricted stock, instead of stock options, to our senior officers and employees, which resulted in recording additional compensation expense on our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our senior officers, directors, and employees, which may include among other things, restricted stock grants, which typically will require us to record additional compensation expense on our consolidated statement of operations and reduce our net income.
     We expect 2005 revenue to grow over 2004 revenue as a result of expected further penetration of our services in our potential customer base across our platform, as well as successful cross selling of our services into our existing customer base, and continued geographic and retail expansion. We expect 2005 EBITDA to decrease from 2004 EBITDA due principally to the restructuring charge. We expect 2005 net income to decrease over 2004 net income due principally to the restructuring charge and as a result of the $16.7 million income tax benefit that we recorded in 2004. In addition, we expect to record income tax expense with respect to our 2005 income that we did not incur in 2004, which will lower our net income.

If we achieve our expected revenue growth and control our costs with respect to our current expansion plan, we believe we will maintain positive cash flow from operating activities during 2005.
     Prior to 2003, our calculations of weighted-average outstanding shares for basic and diluted net loss per share were identical because stock options that would have had an anti-dilutive effect on the calculation were properly excluded from the calculation. We achieved net income for the years ended December 31, 2003 and 2004, and the nine months ended September 30, 2005, and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report net income due to the dilutive effect of outstanding stock options.
     In addition to our current planned geographic and retail expansion, we may continue further geographic expansion in the United States, we may seek additional international geographic expansion or we may seek to expand our services. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets before the 21-market expansion to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future. Also, the incremental costs of introducing new services or increasing geographic coverage in an existing market may further increase our operating cost structure and reduce the profitability of that market prior to release of the additional service offerings or increase in market coverage.
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
     For the twelve month periods ended September 30, 2005 and 2004, our contract renewal rate was approximately 93%.
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
     In the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from the use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of September 30, 2005, we continued to maintain a valuation allowance of approximately $546,000 for certain state net operating loss carryforwards.
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
     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40.4%. For at least the next twelve months, however, we expect the majority of our taxable income to be offset by our $74.0 million in federal net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.
     In determining the quarterly annual provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, permanent timing difference, and tax planning opportunities available in the various jurisdictions in which the Company operates.
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
     The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,137	$2,367	$3,254	$5,584
Purchase amortization in cost of revenues	173	598	992	1,896
Purchase amortization in operating expenses	1,132	1,085	3,360	3,282
Depreciation and other amortization	1,454	1,454	4,538	4,499
Interest income, net	(932)	(311)	(2,255)	(835)
Income tax expense (benefit), net	767	(100)	2,204	(186)

EBITDA	$3,731	$5,093	$12,093	$14,240

Cash flows provided by (used in)
Operating activities	$8,819	$6,417	$14,168	$18,494
Investing activities	(16,272)	(11,757)	(28,495)	(26,960)
Financing activities	4,665	1,483	5,844	6,059

Comparison of Three Months Ended September 30, 2005 and Three Months Ended September 30, 2004
     Revenues. Revenues grew 20.0% from $28.6 million in the third quarter of 2004 to $34.3 million in the third quarter of 2005. This increase in revenue is principally due to recent strong growth in our overall sales force productivity, further penetration of our subscription-based information services, as well as the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 95% of our total revenues.
     Gross Margin. Gross margin increased from $19.4 million in the third quarter of 2004 to $23.3 million in the third quarter of 2005. Gross margin percentage remained constant at 67.9%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The increase in cost of revenues from $9.2 million for the third quarter of 2004 to $11.0 million for the third quarter of 2005 principally resulted from increased research department hiring, training, compensation and other operating costs associated with our current expansion, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $7.5 million in the third quarter of 2004 to $9.3 million in the third quarter of 2005 and increased as a percentage of revenues from 26.0% in the third quarter of 2004 to 27.2% in the third quarter of 2005. The increase is primarily due to increased sales commissions and growth in the sales force as well as costs associated with sales and marketing efforts for our current expansion plan.
     Software Development Expenses. Software development expenses increased from $2.1 million in the third quarter of 2004 to $2.6 million in the third quarter of 2005 and remained stable as a percentage of revenues at 7.5%. The majority of the increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses increased from $6.8 million in the third quarter of 2004 to $7.1 million in the third quarter of 2005 and decreased as a percentage of revenues from 23.7% in the third quarter of 2004 to 20.7% in the third quarter of 2005. The increase in the amount of general and administrative expenses was primarily due to increased professional fees and communication costs.
     Restructuring Charge. In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges in 2004.
     Purchase Amortization. Purchase amortization remained stable at $1.1 million in the third quarters of 2004 and 2005.
     Interest Income, Net. Interest income increased from $311,000 in the third quarter of 2004 to $932,000 in the third quarter of 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the third quarter of 2005 as compared to the third quarter of 2004.
     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of ($100,000) in the third quarter of 2004 to an expense of $767,000 in the third quarter of 2005. Income tax expense in 2005 is a result of our continued profitability combined with the release of the valuation allowance on deferred tax assets in the fourth quarter of 2004.
Comparison of Nine Months Ended September 30, 2005 and Nine Months Ended September 30, 2004
     Revenues. Revenues grew 19.7% from $82.3 million in the nine months ended September 30, 2004 to $98.5 million in the nine months ended September 30, 2005. This increase in revenue is principally due to recent strong growth in our overall sales force productivity, further penetration of our subscription-based information services, as well as the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates.

In addition, NRB, which was acquired in January 2005, contributed approximately $1.5 million of our revenues in the nine months ended September 30, 2005. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 95% of our total revenues.
     Gross Margin. Gross margin increased from $56.4 million in the nine months ended September 30, 2004 to $66.2 million in the nine months ended September 30, 2005. Gross margin percentage decreased from 68.5% for the nine months ended September 30, 2004 to 67.2% for the nine months ended September 30, 2005. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The increase in cost of revenues from $26.0 million in the nine months ended September 30, 2004 to $32.3 million in the nine months ended September 30, 2005, principally resulted from increased research department hiring, training, compensation and other operating costs associated with our current expansion and cost of revenues associated with our January 2005 acquisition of NRB, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $21.5 million in the nine months ended September 30, 2004 to $29.2 million in the nine months ended September 30, 2005 and increased as a percentage of revenues from 26.2% for the nine months ended September 30, 2004 to 29.7% for the nine months ended September 30, 2005. The increase is due to increased sales commissions and growth in the sales force as well as costs associated with sales and marketing efforts for our current expansion plan.
     Software Development Expenses. Software development expenses increased from $6.3 million in the nine months ended September 30, 2004 to $7.5 million in the nine months ended September 30, 2005 and decreased as a percentage of revenues from 7.7% in the nine months ended September 30, 2004 to 7.6% in the nine months ended September 30, 2005. The majority of the increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses remained consistent at $20.7 million in the nine months ended September 30, 2004 and in the nine months ended September 30, 2005 and decreased as a percentage of revenues from 25.1% in the nine months ended September 30, 2004 to 21.0% in the nine months ended September 30, 2005. The decrease in the percentage of general and administrative expenses was primarily due to our continued efforts to control and leverage our overhead costs.
     Purchase Amortization. Purchase amortization increased from $3.3 million in the nine months ended September 30, 2004 to $3.4 million for the nine months ended September 30, 2005.
     Interest Income, Net. Interest income increased from $835,000 in the nine months ended September 30, 2004 to $2.3 million in the nine months ended September 30, 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of ($186,000) in the nine months ended September 30, 2004 to an expense of $2.2 million in the nine months ended September 30, 2005. Income tax expense in 2005 is a result of our continued profitability combined with the release of the valuation allowance on deferred tax assets in the fourth quarter of 2004.
Recent Acquisitions
     Peer Market Research, Inc. On May 4, 2004, we acquired all of the outstanding capital stock of PeerMark, an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of our common stock valued at approximately $207,000. In the second quarter of 2005, we paid the

PeerMark shareholders approximately $255,000 in additional post-closing cash consideration, pursuant to the PeerMark acquisition agreement.
     Scottish Property Network. On June 16, 2004, our U.K. subsidiary, FOCUS, acquired SPN, a provider of online commercial property information in Scotland. We acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.
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
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $7.7 million from $117.1 million at December 31, 2004 to $124.8 million at September 30, 2005. The cash generated during the nine months ended September 30, 2005 from our EBITDA and exercise of stock options was partially offset by capital expenditures, the purchase of NRB and changes in working capital accounts.
     Net cash provided by operating activities for the nine months ended September 30, 2005 was $14.2 million compared to $18.5 million for the nine months ended September 30, 2004. This $4.3 million decrease in net cash provided by operating activities was principally due to changes in working capital and the decrease in net income from $5.6 million in the nine months ended September 30, 2004 to $3.3 million in the nine months ended September 30, 2005, primarily as a result of income tax expense and the restructuring charge.
     Net cash used in investing activities was $28.5 million for the nine months ended September 30, 2005, compared to $27.0 million for the nine months ended September 30, 2004. This $1.5 million increase in net cash used in investing activities was principally due to the increased purchases of property and equipment, and the purchase of NRB offset by the net decrease in purchases and sales of short-term investments.
     Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2005, compared to $6.1 million for the nine months ended September 30, 2004. This $215,000 decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in 2005 compared to 2004.
     During the nine months ended September 30, 2005, we incurred capital expenditures of approximately $7.4 million, including approximately $4.9 million of costs related to the purchase of equipment and field research vehicles in connection with our planned 21-market expansion, and $2.5 million of costs to support our existing operations. Capital expenditures during the fourth quarter of 2005 are expected to include investments in assets required to support our planned market expansion, including building photography and initial databases, as well as photographic and computer equipment, totaling approximately $1.0 to $1.5 million. Additionally, we expect to incur approximately $1.0 to $1.5 million of capital expenditures during the fourth quarter of 2005 to support our existing operations.
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
     For 2005, we expect to record income tax expense on our results from operations at an effective rate of approximately 40.4%. For at least the next twelve months, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Under previous practice, the reporting entity could account for share-based payment under the provisions of APB 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS 123. Under the provisions of SFAS 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R had an effective date for fiscal quarters beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays the effective date of SFAS 123R until January 2006. As such, we expect to adopt its provisions for the fiscal quarter beginning January 1, 2006. Application of this pronouncement requires management to make significant judgments regarding the variables in an option pricing model, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. The adoption of SFAS 123R will cause us to record amounts of compensation expense that may be similar to the amounts reported in our current pro forma disclosures under SFAS 123.

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

     Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Moreover, despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. For example, during the second quarter of 2005, we upgraded our internal research application used by our research staff to update our database of commercial real estate information. If this application does not work properly, the ability of our clients to access our services may be affected, which could result in reduced demand for our services, lower revenues and higher costs. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.
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
     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, beginning in the first quarter of 2006, the Company expects to adopt the provisions of SFAS 123R, which will require us to expense the value of granted, unvested stock options. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will reduce our net income by a significant amount. We have not yet determined whether the adoption will cause us to record amounts of compensation expense that are similar to our current pro forma disclosures under SFAS 123. In addition, in the fourth quarter of 2004, we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result of the release of our previously recorded valuation allowance, we expect to record income tax expense for subsequent periods at an effective tax rate that approximates the statutory tax rate, which will decrease our net income.
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
     A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. A reversal of recent improvements in the commercial real estate industry’s leasing activity, rental rates and absorption rates or renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.
     General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability. Additionally, any significant terrorist attack is likely to have a dampening effect on the economy in general which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients, our revenues may decline and our financial position would be adversely affected.
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
     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. Due to our acquisition of FOCUS and SPN, a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future, and significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.
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
     Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web-development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2005, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $2.2 million.
     We do not have significant exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2005.
     We have a substantial amount of intangible assets. Although as of September 30, 2005, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II ¾ OTHER INFORMATION
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
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ending June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	1998 Stock Incentive Plan, as amended September 2005 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: November 8, 2005	By:	/s/ Frank A. Carchedi

Frank A. Carchedi
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)