Form 10-K
period 2005-12-31
COSTAR GROUP INC
filed 2006-03-07
CIK 1057352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock ($.01 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the common stock on June 30, 2005 on the Nasdaq Stock Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $732.8 million.
As of February 21, 2006, there were 18,676,814 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Report.

PART I
Item 1.     Business
     (In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)
     CoStar Group, Inc., a Delaware corporation, is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering 66 U.S. markets as well as London and other parts of the United Kingdom. CoStar operates within one business segment.
     Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions, by offering the most comprehensive, timely and standardized information on commercial real estate. As a result of our January 2003 acquisition of Property Intelligence plc and June 2004 acquisition of Scottish Property Network, we have extended our offering of comprehensive commercial real estate information to include London, Scotland and other U.K. markets. Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Note 3 to the notes to our consolidated financial statements. Information about risks attendant to our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
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
     We have a number of assets that provide a unique foundation for our multinational platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information services; and a large base of clients. Our database has been developed and enhanced for more than 18 years by a research department that makes thousands of daily updates to our database. In addition to our internal efforts to grow the database, we have obtained and assimilated over 50 proprietary databases.
     CoStar intends to continue to grow its standardized platform of commercial real estate information. In 2004, CoStar began research for a 21-market U.S. expansion effort. As of February 21, 2006, CoStar had successfully launched service in each of those 21 markets. In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties. CoStar intends to continue to expand its coverage of retail properties over the next several years.
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
     A large number of parties involved in the commercial real estate and related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:
•	Sales and leasing brokers	•	Government agencies’ staff members
•	Property owners	•	Mortgage-backed security issuers
•	Property managers	•	Appraisers
•	Design and construction professionals	•	Pension fund managers
•	Real estate developers	•	Reporters
•	Real estate investment trust managers	•	Tenant vendors
•	Investment bankers	•	Building services vendors
•	Commercial bankers	•	Communications providers
•	Mortgage bankers	•	Insurance companies’ managers
•	Mortgage brokers	•	Institutional advisors
•	Retailers	•	Investors and asset managers
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
     The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, approximately 713 researchers, technological expertise and broad customer base, CoStar believes that it has created such a platform.
CoStar’s Comprehensive Database
     CoStar has spent more than 18 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.
     As of January 30, 2006, our database of real estate information covered 65 U.S. markets as well as London, England and other parts of the United Kingdom, and contained:
•	More than 35.8 billion square feet of U.S. commercial real estate;
•	Over 740,000 extensively researched and photographed properties in our U.S. database;
•	Over 1.8 million total properties;
•	Over 4.4 billion square feet of space available;
•	Over 100,000 properties for sale;
•	Over 3.8 million tenants occupying commercial real estate space;
•	More than 1.3 million sales transactions valued in the aggregate at over $1.8 trillion; and
•	Approximately 3.3 million digital images, including building photographs, aerial photographs, plat maps and floor plans.

     This highly complex database is comprised of hundreds of data fields, tracking such categories as:
•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot
CoStar Research
     We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2005, our researchers drove over one million miles, conducted hundreds of thousands of on-site building inspections, examined tens of millions of public records and interviewed millions of tenants, owners and brokers.
     Research Department. As of February 1, 2006, we employed 713 commercial real estate research professionals. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers. We also recently began outsourcing a limited number of research related projects to outside firms on a trial basis.
     CoStar has an extensive field research effort that permits physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information. CoStar’s research efforts have traditionally focused on office and industrial properties. Following our acquisition of National Research Bureau in January 2005, we launched a major expansion effort into real estate information for retail properties. CoStar intends to continue to expand its coverage of retail properties over the next several years.
     Some of our researchers use CoStar custom-designed trucks equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras, handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps, and pneumatic masts that extend up to an elevation of twenty-five feet so as to allow for unobstructed building photographs from “bird’s-eye views.” Each CoStar truck uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geocoding the building, capturing “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. Other researchers conduct fieldwork in county courthouses and public records offices. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to the collection of CoStar’s digital images in our database. Since we began our 21-market expansion in May 2004, our field researchers have photographed approximately 246,000 buildings and researched over 5 billion square feet of gross building area in the expansion markets.
     Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information services and include what we believe are standard terms, such as a contract term ranging from two to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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
Proprietary Technology
     As of February 1, 2006, CoStar had a staff of 92 product development, database and network professionals. CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.
     Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks.
     Our information technology professionals also maintain the servers and network components necessary to support CoStar services and research systems. Our encrypted virtual private network provides remote researchers and salespeople secure access to CoStar applications and network resources. CoStar maintains a comprehensive data protection policy that provides for use of encrypted data fields and off-site storage of all system backups, among other protective measures. CoStar’s services are continually monitored in an effort to ensure our customers fast and reliable access.
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
     Our various information services are described in detail in the following paragraphs:
     CoStar Property Professional®. CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial and retail properties in markets throughout the United States, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user-selected variables.

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
     CoStar Property Express®. CoStar Property Express provides access, on-demand with a credit card or via an annual subscription, to a “light” or scaled-down version of CoStar Property. Commercial real estate professionals use CoStar Property Express to look up and search for-lease and for-sale listings in CoStar’s comprehensive national database. CoStar Property Express provides base-building information, photos, floor plans, maps and a limited number of reports.
     CoStar COMPS Professional®. CoStar COMPS Professional provides comprehensive national coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations.
     CoStar COMPS Express®. CoStar COMPS Express provides users with immediate, subscription-free access with a credit card to the CoStar COMPS Professional system on a report-by-report basis. Subscribers also use this on-demand service to research comparable sales information outside of their subscription markets.
     CoStar Tenant®. CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive real estate-related U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the United States and provides updates on lease expirations — one of the service’s key features — as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria. CoStar Tenant subscribers can also obtain credit reports through CoStar Tenant directly from D&B®..
     FOCUS. Our U.K. subsidiary, FOCUS Information Limited, offers several services under the trade name FOCUS. The primary service, New FOCUS, is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. In addition, FOCUS Information’s subsidiary, Scottish Property Network Limited, offers users on-line access to a comprehensive database of information for properties located in Scotland, including available space, comparable sales, and lease deals.
     CoStar Connect®. CoStar Connect allows commercial real estate firms to license CoStar’s technology and information to market their U.S. property listings on their corporate web sites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates and manages customers’ online property information, providing comprehensive listings coverage and significantly reducing the expense of building their web sites’ content and functionality.
     CoStar Commercial MLS™. In 2005, we launched CoStar Commercial MLS, which is the industry’s most comprehensive collection of researched for-sale listings. CoStar Commercial MLS draws upon CoStar’s large database of digital images and includes office, industrial and retail properties, as well as shopping centers and raw land. CoStar Commercial MLS represents an efficient means for sellers to market their properties to a large audience and for buyers to easily identify target properties.
     CoStar Advertising®. CoStar Advertising offers property owners a highly targeted and cost-effective way to market a space for lease or for sale directly to the individuals looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that his ad will appear even when his listing would not be returned in a results set.

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
     CoStar Professional Directory®. CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for over 690,000 commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations. Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles. Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.
     CoStar Market Report™. The CoStar Market Report provides in-depth current and historical analytical information covering 44 of the major metropolitan office and industrial markets in the United States and two retail markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge, and are available for purchase by nonsubscribers.
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
     CoStar News™. Our web site, our CoStar services and our e-mail news dispatches have become an accepted source of reliable industry news. In 2005, we published approximately 9,500 news stories. Our news services keep clients informed of late-breaking commercial real estate news such as major leasing transactions, acquisitions, new construction activity, key industry personnel moves and industry events.
     CoStar Photo Express™. In 2005, we launched CoStar Photo Express — a service designed to enable CoStar Property Professional subscribers to lawfully post CoStar photos on Internet listing services.
Clients
     We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. clients that are well known or have the highest annual subscription fees in each of the various categories and also lists U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of February 1, 2006.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	GMAC Commercial Mortgage	Jones Lang LaSalle
CB Richard Ellis — U.K.	GMAC — U.K.	Prudential
Colliers	Deutsche Bank	Prudential — U.K.
Colliers Conrad Ritblat Erdman — U.K.	Wells Fargo	Metropolitan Life
Cushman & Wakefield	Washington Mutual	ING Clarion Partners
Cushman & Wakefield Healey &	Wachovia Corporation	Bear Stearns & Co., Inc.
Baker — U.K.	Merrill Lynch	USAA Real Estate Company
Trammell Crow Co.	Citibank	Legg Mason
Jones Lang LaSalle	Fannie Mae	Morley — U.K.
Jones Lang LaSalle — U.K.	Morgan Stanley	AEW Capital Management LP
Grubb & Ellis
Marcus & Millichap	Owners and Developers	Appraisers, Accountants

The Staubach Company	Hines	Integra
Newmark & Company Real Estate	LNR Property Corp	Deloitte and Touche
CRESA Partners	Shorenstein Properties	Deloitte and Touche — U.K.
Studley	Gale Companies	Marvin F. Poer
Coldwell Banker Commercial NRT	Manulife Financial	KPMG
Equis	Industrial Developments International	GE Capital Small Business Finance Corp
GVA Williams	Land Securities — U.K.	PGP Valuation
GVA Advantis	Slough Estates — U.K.	PricewaterhouseCoopers
Binswanger
Re/Max
Carter	REITS	Government Agencies

United Systems Integrators Corp	Equity Office Properties Trust	U.S. General Services Administration
GVA Daum Finkelstein Comm Rlty	Trizec Properties, Inc.	County of Los Angeles
Services	Prologis	Office of Technology Procurement
Finkelstein Comm Rlty Services	Prentiss Properties	City of Chicago
U.S. Equities Realty	CarrAmerica	Cook County Assessor’s Office
CMD Realty Investors	Boston Properties	U.S. Department of Housing and Urban
Sperry Van Ness	Liberty Property Trust	Development
HFF		Corporation of London — U.K.
Mohr Partners		Scottish Enterprise — U.K.
Charles Dunn Company, Inc.
GVA Grimley — U.K.
King Sturge — U.K.	Property Managers	Vendors

Knight Frank — U.K.	Transwestern Commercial Services	Turner Construction Company
Donaldsons — U.K.	Lincoln Property Company	Kastle Systems
Savills Commercial — U.K.	PM Realty Group	Comcast Cable Communications
Artisreal — U.K.	Navisys Group	Cisco Systems
Lambert Smith Hampton — U.K.	Osprey Management Company	MWB — U.K.
Drivers Jonas — U.K.	Leggat McCall Properties	Regus — U.K.
Gerald Eve — U.K.

Retailers
Ulta Salon, Cosmetics & Fragrance, Inc.	The Children’s Place	Data Source Technology, Inc.
DSR Marketing System	Charming Shoppes, Inc.	Merle Norman Cosmetics
Brown Shoe Company	ESRI, Inc.	Nokia
Payless Shoe Source, Inc.	American Greetings
CVS
JC Penney
     For the years ended December 31, 2003, 2004 and 2005, no single client accounted for more than 5% of our revenues. Our subscription-based information services currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically.

Sales and Marketing
     As of February 1, 2006, we had 197 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 28 field sales offices throughout the United States and in London, England, Manchester, England and Paisley, Scotland. In 2005, we expanded our use of centralized inside sales teams at our Bethesda, Maryland office and created similar inside sales teams at our Columbia, Maryland and San Diego, California offices. These inside sales teams prospect for new clients and perform service demonstrations exclusively by telephone and over the Internet.
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
     Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We place a premium on training new and existing client personnel on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients. In 2005, we signed multi-year, multi-market renewal agreements with Grubb & Ellis Company, Marcus & Millichap, The Staubach Company, Trammell Crow Company, Equity Office Properties Trust and Coldwell Banker Commercial NRT. These license agreements grant non-exclusive licenses to these companies’ employees to use a variety of our information services. They typically have terms of a minimum of one year, generally renew automatically and require the payment of fixed monthly license fees.
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
     Our primary marketing methods include: service demonstrations; face to face networking; Web-based marketing; direct marketing; communication via our corporate web site and news services; participation in trade show and industry events; print advertising in trade magazines and local business journals; client referrals and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our Web-based marketing efforts include advertising-related activities and our direct marketing efforts include direct mail and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition
     The market for information services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:
•	quality and depth of the underlying databases;
•	ease of use, flexibility, and functionality of the software;
•	timeliness of the data;
•	breadth of geographic coverage and services offered;
•	client service and support;
•	perception that the service offered is the industry standard;
•	price;
•	effectiveness of marketing and sales efforts;
•	proprietary nature of methodologies, databases and technical resources;
•	vendor reputation;
•	brand loyalty among customers; and
•	capital resources.
     We compete directly and indirectly for customers with the following categories of companies:
•	online services or web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., EGi, Cityfeet.com, Inc., officespace.com, MrOfficeSpace.com and TenantWise, Inc.

•	publishers and distributors of information services, including regional providers and national print publications, such as Black’s Guide, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics and Dorey Publishing and Information Services;

•	locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.
     As the commercial real estate information marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical or marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing competitors, competition could materially harm our business.
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
     We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant” and “CoStar Group”. Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic. We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies and one patent in the U.S. which expires in 2022 covering, among other things, critical elements of CoStar’s proprietary field research technology. We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent.
Employees
     As of February 1, 2006, we employed 1,076 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.
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
Item 1A. Risk Factors
Cautionary Statement Concerning Forward-Looking Statements
     We have made forward-looking statements in this report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2006 and beyond; our possible or assumed future results of operations generally; and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations and future economic performance; management’s plans, goals and objectives for future operations; and growth and markets for our stock. The sections of this report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.
     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to control costs; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; litigation; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.
     Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
Risk Factors
     Our planned expansion into the retail real estate sector may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into the retail real estate sector imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next year, we expect to significantly expand the number of retail properties contained within our database. If we are unable to manage this expansion plan effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into the retail sector and we are not successful in marketing and selling our expanded services, or customers fail to accept these new services, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.
     Our recently completed 21-market expansion and any further geographic expansion or investment of resources to expand the depth of our coverage within existing markets may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2006, we expect to continue to expand into a number of new U.S. markets, expand geographic coverage in certain of our existing markets and increase the depth of our coverage in certain of our existing markets. If we are unable to manage these expansion efforts effectively, if the expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets or to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.
     Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. For example, during the second quarter of 2005, we upgraded our internal research application used by our research staff to update our database of commercial real estate information. If this application does not continue to work properly, the ability of our clients to access our services may be affected, which could result in reduced demand for our services, lower revenues and higher costs. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.
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
     Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, beginning in the first quarter of 2006, the Company expects to adopt the provisions of SFAS 123R, which will require us to expense the value of granted stock options. The Company is continuing to assess the impact of the adoption of SFAS 123R, but currently expects to incur $3.0 to $4.0 million in charges for stock options granted in 2006. In addition, in the fourth quarter of 2004, we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result of the release of our previously recorded valuation allowance, we expect to record income tax expense for subsequent periods at an effective tax rate that approximates the statutory tax rate, which will decrease our net income.
     Our revenues and financial condition will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, we may be unable to attract new clients in planned expansion markets and our clients in existing markets may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue growth rate, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base as a result of several factors, including without limitation: a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or economic or competitive pressures. If clients decide to cancel or not to renew their agreements, and we do not attract new clients or sell new services to our existing clients, then our revenues or our revenue growth rate may decline.
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
     A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. A reversal of recent improvements in the commercial real estate industry’s leasing activity, rental rates and absorption rates, or renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.
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
     We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. We generated net income for the years ended December 31, 2003 2004, and 2005, and our decision to release the valuation allowance on our deferred tax assets was based on our expectation of future taxable income from operations; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We will continue to evaluate our expectation of future taxable income during each quarter, and if we are unable to conclude that it is more likely than not that we will continue to be profitable, then the realization of our deferred tax assets could become uncertain. In such a case, we may be required to establish a valuation allowance against some or all of our deferred tax assets, which could result in a significant charge to our earnings that could adversely affect our net income in the period in which the charge is incurred. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth in this section. We may not be able to generate revenues or control expenses to a degree sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.
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
     If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to grow and manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues could decline or cease to grow and our expenses could increase.
     Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion and to increase coverage in existing markets; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plans; data quality; the development of our sales force; managerial execution; employee retention; foreign currency fluctuations; inflation; successful adoption of and training on our services; litigation; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income, including without limitation, changes requiring us to expense stock options. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.
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
     Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. Due to our acquisition of FOCUS Information and Scottish Property Network (“SPN”), a portion of our business is denominated in the British Pound and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we do not have any hedging transactions to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters are located in Bethesda, Maryland, where we occupy approximately 73,500 square feet of office space. Our main lease for our Bethesda, Maryland headquarters expires on March 14, 2010.
     In addition to our Bethesda, Maryland facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; London, England; and Paisley, Scotland. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Miami; Denver; Dallas; Kansas City; Cleveland; Tustin, California; Tampa; Orlando; Indianapolis; Raleigh/Durham; St. Louis; Columbus, Ohio; Portland, Oregon; and Stamford, Connecticut.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2005.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Price Range of Common Stock. Our common stock is traded on the Nasdaq Stock Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing prices per share of our common stock, as reported by the Nasdaq Stock Market®.

	High	Low
Year Ended December 31, 2004
First Quarter	$42.22	$35.83
Second Quarter	$46.19	$37.09
Third Quarter	$49.19	$38.05
Fourth Quarter	$48.75	$39.65

Year Ended December 31, 2005
First Quarter	$46.21	$36.83
Second Quarter	$45.31	$33.72
Third Quarter	$49.81	$44.81
Fourth Quarter	$49.19	$43.17
     As of February 1, 2006, there were 125 holders of record of our common stock. On December 30, 2005, the last sale price reported on the Nasdaq Stock Market® for our common stock was $43.17 per share.
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
     Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2005.
     Issuer Purchases of Equity Securities. Neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any shares of any registered securities of the Company during the fourth quarter of 2005.

Item 6. Selected Consolidated Financial and Operating Data
Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)
     The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2005. The Consolidated Statement of Operations Data shown below for each of the three years ended December 31, 2003, 2004, and 2005 and the Consolidated Balance Sheet Data as of December 31, 2004 and 2005 are derived from audited consolidated financial statements that are included in this report. The Consolidated Statement of Operations Data for each of the years ended December 31, 2001 and 2002 and the Consolidated Balance Sheet Data as of December 31, 2001, 2002, and 2003 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Fiscal Year Ended December 31,
Consolidated Statement of Operations Data:	2001	2002	2003	2004	2005
Revenues	$72,513	$79,363	$95,105	$112,085	$134,338
Cost of revenues	30,316	28,012	30,742	35,384	44,286

Gross margin	42,197	51,351	64,363	76,701	90,052
Operating expenses	64,923	56,894	64,361	69,955	82,710

Income (loss) from operations	(22,726)	(5,543)	2	6,746	7,342
Other income, net	1,578	759	380	1,314	3,455

Income (loss) before income taxes	(21,148)	(4,784)	382	8,060	10,797
Income tax expense (benefit)	(987)	—	282	(16,925)	4,340
Net income (loss)	$(20,161)	$(4,784)	$100	$24,985	$6,457

Net income (loss) per share — basic	$(1.29)	$(0.30)	$0.01	$1.38	$0.35

Net income (loss) per share — diluted	$(1.29)	$(0.30)	$0.01	$1.33	$0.34

Weighted average shares outstanding — basic	15,636	15,759	16,202	18,165	18,453

Weighted average shares outstanding — diluted	15,636	15,759	16,674	18,827	19,007

	As of December 31,
Consolidated Balance Sheet Data:	2001	2002	2003	2004	2005
Cash, cash equivalents, cash held for acquisition and short-term investments	$42,002	$43,530	$97,449	$117,069	$134,185
Working capital	33,315	36,993	88,207	107,875	124,501
Total assets	123,646	118,907	183,900	232,691	248,059
Total liabilities	15,627	14,890	15,531	21,747	23,263
Stockholders’ equity	108,019	104,017	168,369	210,944	224,796

	As of December 31,
Other Operating Data:	2001	2002	2003	2004	2005
Markets covered by database	50	50	51	58	68
Number of subscription client sites	6,356	6,907	8,582	9,489	11,464
Billions of square feet in U.S. database	23.0	25.0	27.7	30.4	35.5
Total properties in database	950,000	1,033,000	1,521,000	1,622,000	1,817,000
Images in database	1,300,000	1,500,000	1,805,000	2,255,000	3,234,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated above in Item 1A. under the headings “Risk Factors — Cautionary Statement Concerning Forward-Looking Statements” and “—Risk Factors,” as well as those described from time to time in our filings with the Securities and Exchange Commission.
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
     Prior to 2003, our calculations of weighted-average outstanding shares for basic and diluted net loss per share were identical because stock options that would have had an anti-dilutive effect on the calculation were properly excluded from the calculation. We achieved net income for the years ended December 31, 2003, 2004, and 2005 and as a result our calculation of weighted-average outstanding shares for diluted net income per share included the effect of any dilutive stock options, which are any outstanding stock options that have an exercise price lower than the average market price of our common stock for the period presented. We expect that our diluted net income per share will be lower than our basic net income per share for any future periods in which we report net income, due to the dilutive effect of outstanding stock options.
     Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 21, 2006 our expansion into the 21 new markets is complete. In addition, in January 2005, we acquired NRB and announced the launch of a major expansion effort into real estate information for retail properties. Our current retail expansion plan has caused and will continue to cause our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, reducing our earnings growth.
     We expect 2006 revenue to grow over 2005 revenue as a result of further penetration of our services in our potential customer base across our platform, as well as successful cross selling of our services to our existing customer base, and continued geographic expansion. We expect EBITDA for our existing core platform to continue to grow principally due to growth in revenue and we expect overall 2006 EBITDA to increase from 2005 EBITDA including stock option compensation expense related to the adoption of SFAS No. 123R. The 2005 EBITDA did not include stock option compensation expense.
     In addition to our current planned retail expansion, we may continue further geographic expansion in the United States, we may seek additional international geographic expansion or we may seek to expand our services. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.
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
     For the years ended December 31, 2004 and 2005, our contract renewal rate was over 90%.

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
     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2005, we continued to maintain a valuation allowance of approximately $687,000 for certain state net operating loss carryforwards. At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $63.0 million, which expire, if unused, from the year 2013 through the year 2023.
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
     For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 42.5% to 43.5%. For the next several years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.
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
     Effective for the fiscal quarters beginning after December 31, 2005, pursuant to SFAS No. 123R, “Share-Based Payment”, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company is continuing to assess the impact of the adoption of SFAS No. 123R in 2005, however, the Company currently expects to incur approximately $3.0 to $4.0 million for stock option compensation expense in 2006.
     In 2005, we issued restricted stock, instead of stock options, to our senior officers and employees, as a result of which we recorded additional compensation expense on our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our senior officers, directors and employees, which may include among other things, restricted stock grants, which typically will require us to record additional compensation expense on our consolidated statement of operations and reduce our net income. The Company currently expects to incur approximately $2.0 million for restricted stock compensation expense in 2006.
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
     EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 18 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complimentary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
     Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):
•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest income to be a representative component of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense (benefit) to be a representative component of the day-to-day operating performance of our business.

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
     The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Fiscal Year Ended December 31,
	2003	2004	2005
Net income	$100	$24,985	$6,457
Purchase amortization in cost of revenues	2,777	2,453	1,250
Purchase amortization in operating expenses	4,487	4,351	4,469
Depreciation and other amortization	5,907	6,206	5,995
Interest income, net	(381)	(1,314)	(3,455)
Income tax expense (benefit)	282	(16,925)	4,340

EBITDA	$13,172	$19,756	$19,056

Cash flows provided by (used in)
Operating activities	$13,550	$24,723	$22,919
Investing activities	(65,521)	(29,946)	(38,732)
Financing activities	61,759	6,297	7,412
     Our 2005 EBITDA included a restructuring charge of approximately $2.2 million incurred in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges in 2004 or 2003.
Consolidated Results of Operations
     The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Fiscal Year Ended December 31,
	2003		2004		2005
Revenues	$95,105	100.0%	$112,085	100.0%	$134,338	100.0%
Cost of revenues	30,742	32.3	35,384	31.6	44,286	33.0

Gross margin	64,363	67.7	76,701	68.4	90,052	67.0
Operating expenses:
Selling and marketing	26,537	27.9	29,458	26.3	38,351	28.6
Software development	6,886	7.3	8,492	7.6	10,123	7.5
General and administrative	26,451	27.8	27,654	24.6	27,550	20.5
Restructuring charge	—	0.0	—	0.0	2,217	1.7
Purchase amortization	4,487	4.7	4,351	3.9	4,469	3.3

Total operating expenses	64,361	67.7	69,955	62.4	82,710	61.6

Income from operations	2	0.0	6,746	6.0	7,342	5.4
Other income, net	380	0.4	1,314	1.2	3,455	2.6

Income before income taxes	382	0.4	8,060	7.2	10,797	8.0
Income tax expense (benefit)	282	0.3	(16,925)	(15.1)	4,340	3.2

Net income	$100	0.1%	$24,985	22.3%	$6,457	4.8%

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004
     Revenues. Revenues grew 19.9% from $112.1 million in 2004 to $134.3 million in 2005. This increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross-selling to our customer base across our service platform in existing markets combined with continued high renewal rates. In addition, NRB, which was acquired in January 2005, contributed approximately $1.9 million of our revenues for the year ended December 31, 2005. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 95% of our total revenues.
     Gross Margin. Gross margin increased from $76.7 million in 2004 to $90.1 million in 2005. Gross margin percentage decreased from 68.4% in 2004 to 67.0% in 2005. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $35.4 million in 2004 to $44.3 million in 2005, principally due to increased research department hiring, training, compensation and other operating costs associated with our 21-market and retail expansion, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $29.5 million in 2004 to $38.4 million in 2005 and increased as a percentage of revenues from 26.3% in 2004 to 28.6% in 2005. The increase in the amount of selling and marketing expenses was primarily due to increased sales commissions and growth in the sales force as well as costs associated with sales and marketing efforts for our 21-market and retail expansion plan.
     Software Development Expenses. Software development expenses increased from $8.5 million in 2004 to $10.1 million in 2005 and decreased as a percentage of revenues from 7.6% in 2004 to 7.5% in 2005. The majority of the increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses decreased slightly from $27.7 million in 2004 to $27.6 million in 2005 and decreased as a percentage of revenues from 24.6% in 2004 to 20.5% in 2005. The decrease in the percentage of general and administrative expenses was primarily due to our continued efforts to control and leverage our overhead costs.
     Restructuring Charge. In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges in 2004.
     Purchase Amortization. Purchase amortization increased from $4.4 million in 2004 to $4.5 million in 2005. This increase was due to additional amortization associated with the NRB purchase.
     Other Income, Net. Interest and other income increased from $1.3 million in 2004 to $3.5 million in 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates during the year.
     Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of $16.9 million in 2004 to an expense of $4.3 million in 2005. Income tax expense in 2005 is a result of our continued profitability combined with the release of the valuation allowance on deferred tax assets in the fourth quarter of 2004.
Comparison of Year Ended December 31, 2004 and Year Ended December 31, 2003
     Revenues. Revenues grew 17.9% from $95.1 million in 2003 to $112.1 million in 2004. This growth was principally the result of further penetration of our subscription-based information services into our existing and potential customer base, as well as the successful cross-selling of information services into our existing customer base across our service platform. Subscription-based information services consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, generated approximately 95% of our total revenues in 2004.

     Gross Margin. Gross margin increased from $64.4 million in 2003 to $76.7 million in 2004. Gross margin percentage also increased from 67.7% in 2003 to 68.4% in 2004. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. Cost of revenues increased from $30.7 million in 2003 to $35.4 million in 2004, principally due to increased research department hiring, training, compensation and other operating costs associated with our 21-market expansion plan.
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
Consolidated Quarterly Results of Operations
     The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2004				2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$26,278	$27,456	$28,610	$29,741	$31,343	$32,871	$34,320	$35,804
Cost of revenues	7,941	8,842	9,189	9,412	10,490	10,836	11,001	11,959

Gross margin	18,337	18,614	19,421	20,329	20,853	22,035	23,319	23,845
Operating expenses	17,106	17,238	17,465	18,146	19,839	20,818	22,347	19,706

Income from operations	1,231	1,376	1,956	2,183	1,014	1,217	972	4,139
Other income, net	238	286	311	479	604	719	932	1,200

Income before income taxes	1,469	1,662	2,267	2,662	1,618	1,936	1,904	5,339
Income tax expense (benefit)	(12)	(74)	(100)	(16,739)	644	793	767	2,136

Net income	$1,481	$1,736	$2,367	$19,401	$974	$1,143	$1,137	$3,203

Net income per share — basic	$0.08	$0.10	$0.13	$1.06	$0.05	$0.06	$0.06	$0.17

Net income per share — diluted	$0.08	$0.09	$0.13	$1.03	$0.05	$0.06	$0.06	$0.17

	2004				2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.2	32.2	32.1	31.6	33.5	33.0	32.1	33.4

Gross margin	69.8	67.8	67.9	68.4	66.5	67.0	67.9	66.6
Operating expenses	65.1	62.8	61.1	61.1	63.3	63.3	65.1	55.0

Income from operations	4.7	5.0	6.8	7.3	3.2	3.7	2.8	11.6
Other income, net	0.9	1.1	1.1	1.7	2.0	2.2	2.7	3.3

Income before income taxes	5.6	6.1	7.9	9.0	5.2	5.9	5.5	14.9
Income tax expense (benefit)	0.0	(0.2)	(0.4)	(56.2)	2.1	2.4	2.2	6.0

Net income	5.6%	6.3%	8.3%	65.2%	3.1%	3.5%	3.3%	8.9%

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
     Accounting Treatment. All of the acquisitions discussed above have been accounted for using purchase accounting. The purchase price for each of the acquisitions was allocated primarily to acquired database technology, customer base and goodwill. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PeerMark, SPN, RealComp and NRB have been consolidated with our results since the respective dates of acquisition. The operating results of each of PeerMark, SPN RealComp, and NRB are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for any of the acquisitions.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $134.2 million at December 31, 2005 compared to $117.1 million at December 31, 2004. From December 31, 2004 to December 31, 2005, cash, cash equivalents and short-term investments increased $17.1 million, principally as a result of EBITDA of $19.1 million, interest income, and proceeds of $7.4 million from exercise of stock options, partially offset by purchases of property and equipment and other assets of approximately $8.4 million, cash used for the purchase of NRB, and changes in working capital accounts.

     Net cash provided by operating activities for the year ended December 31, 2005 was $22.9 million compared to $24.7 million for the year ended December 31, 2004. The $1.8 million decrease in net cash provided by operating activities is primarily due to changes in working capital accounts partially offset by an increase in income before income taxes as a result of revenue growth, resulting growth in gross margin and income from operations and interest income..
     Net cash used in investing activities was $38.7 million for the year ended December 31, 2005 compared to $29.9 million for the year ended December 31, 2004. This $8.8 million increase in net cash used in investing activities was principally due to the increase in net purchases and sales of short-term investments and increased cash used in acquisitions offset by decreased purchases of property and equipment and other assets.
     Net cash provided by financing activities was $7.4 million for the year ended December 31, 2005 compared to $6.3 million for the year ended December 31, 2004. The higher net cash produced by financing activities in 2005 over 2004 is due to an increase in proceeds from the exercise of stock options.
     Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

					2011 and
	Total	2006	2007-2008	2009-2010	thereafter
Operating leases	$28,467	$7,217	$12,060	$6,681	$2,509
Purchase obligations(1)	5,250	5,180	63	7	—

Total contractual principal cash obligations	$33,717	$12,397	$12,123	$6,688	$2,509

(1)	Amounts do not include current purchase obligations that may be renewed on the same or different terms or terminated by us or a third party.
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
     During 2005, we incurred capital expenditures of approximately $8.4 million, including expenditures of approximately $4.8 million related to building photography costs and the purchase of field research vehicles and equipment in connection with our 21-market expansion, and the remaining $3.6 million related to costs of supporting our existing operations. We expect to make capital expenditures in 2006 totaling approximately $12.0 to $15.0 million in connection with investments in assets required to support our existing operations and our geographic and retail expansion, including building photography, initial databases and communications, and measuring, photographic and computer equipment.
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
     As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2005, we continued to maintain a valuation allowance of approximately $687,000 for certain state net operating loss carryforwards. At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately, $63.0 million, which expire, if unused, from the year 2013 through the year 2023.
     For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 42.5% to 43.5%. For the next several years, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.
     Inflation may affect the way we operate in the U.S and the U.K. In general, we believe that over time we are able to increase the prices of our services to counteract the majority of the inflationary effects of increasing costs. We do not believe the impact of inflation has significantly affected our operations, and we do not anticipate that inflation will have a material impact on our operations in 2006.
Recent Accounting Pronouncements
     We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations. On November 3, 2005 the FASB issued FSP EITF Issue No. 03-1-a (renamed as FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which provides guidance effective for fiscal periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FAS 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
     In December 2004, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company is required to adopt it beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Under previous practice, the reporting entity could account for share-based payment under the provisions of APB 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS 123. Under the provisions of SFAS 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R became effective in January 2006. As such, we expect to adopt its provisions for the fiscal quarter beginning after December 31, 2005. Application of this pronouncement requires management to make significant judgments regarding the variables in an option pricing model, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company is continuing to assess the impact of the adoption of SFAS 123R, but currently expects to incur $3.0 to $4.0 million in charges for stock option compensation expense in 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2005, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $1.7 million.
     We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2005.
     We have a substantial amount of intangible assets. Although, as of December 31, 2005, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.
Item 8. Financial Statements and Supplementary Data
     Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. Supplementary data is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Consolidated Quarterly Results of Operations.”

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
     As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item is incorporated by reference to our Proxy Statement for our 2006 annual meeting of stockholders.
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference to our Proxy Statement for our 2006 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to our Proxy Statement for our 2006 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference to our Proxy Statement for our 2006 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference to our Proxy Statement for our 2006 annual meeting of stockholders.
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

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 6th day of March 2006.

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

Signature	Capacity	Date

/s/ Michael R. Klein Michael R. Klein	Chairman of the Board	February 28, 2006

/s/ Andrew C. Florance Andrew C. Florance	Chief Executive Officer and President and a Director (Principal Executive Officer)	March 6, 2006

/s/ Frank A. Carchedi Frank A. Carchedi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ David Bonderman David Bonderman	Director	February 28, 2006

/s/ Warren H. Haber Warren H. Haber	Director	February 20, 2006

/s/ Josiah O. Low, III Josiah O. Low, III	Director	February 21, 2006

/s/ Christopher Nassetta Christopher Nassetta	Director	February 28, 2006

/s/ Catherine B. Reynolds Catherine B. Reynolds	Director	March 3, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Offer Document by CoStar Limited for the share capital of Property Intelligence plc (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3 of the Registrant (Reg. No. 333-106769) filed with the Commission on August 14, 2003).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

*10.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.3.1	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Frank Carchedi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

*10.4	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).

*10.4.1	Addendum to Employment Terms, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Craig Farrington (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

*10.5	Employment Agreement, dated as of November 29, 2004, between Christopher Tully and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.6	Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

*10.7	Form of Stock Option Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.7.1	Form of Stock Option Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.8.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.7.2	Form of Stock Option Agreement between the Registrant and Frank A. Carchedi (Incorporated by reference to Exhibit 10.8.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.8	Form of Restricted Stock Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.9	Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit No.	Description

10.10	Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).

10.11	Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.12	Office Lease, dated as of February 23, 2005, between CoStar Realty Information, Inc. and Crestpointe III, LLC. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney (Included in the Signature Pages to the Report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CoStar Group, Inc.
     We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CoStar Group, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005 of CoStar Group, Inc. and our report dated February 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 15, 2006

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues	$95,105	$112,085	$134,338
Cost of revenues	30,742	35,384	44,286

Gross margin	64,363	76,701	90,052

Operating expenses:
Selling and marketing	26,537	29,458	38,351
Software development	6,886	8,492	10,123
General and administrative	26,451	27,654	27,550
Restructuring charge	—	—	2,217
Purchase amortization	4,487	4,351	4,469

	64,361	69,955	82,710

Income from operations	2	6,746	7,342
Other income (expense):
Interest income	381	1,314	3,455
Other expense	(1)	—	—

Income before income taxes	382	8,060	10,797
Income tax expense (benefit)	282	(16,925)	4,340

Net income	$100	$24,985	$6,457

Net income per share — basic	$0.01	$1.38	$0.35

Net income per share — diluted	$0.01	$1.33	$0.34

Weighted average outstanding shares — basic	16,202	18,165	18,453

Weighted average outstanding shares — diluted	16,674	18,827	19,007

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,807	$28,065
Short-term investments	80,262	106,120
Accounts receivable, less allowance for doubtful accounts of approximately $1,375 and $1,602 as of December 31, 2004 and 2005	3,921	5,673
Deferred income taxes, net	4,177	4,475
Prepaid expenses and other current assets	1,916	2,205

Total current assets	127,083	146,538

Deferred income taxes, net	21,487	18,690
Property and equipment, net	13,489	15,144
Goodwill, net	41,937	43,563
Intangibles and other assets, net	27,657	22,847
Deposits	1,038	1,277

Total assets	$232,691	$248,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,876	$1,484
Accrued wages and commissions	4,193	4,640
Accrued expenses	6,847	8,275
Deferred revenue	6,292	7,638

Total current liabilities	19,208	22,037

Deferred income taxes, net	2,539	1,226
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 18,303 and 18,674 issued and outstanding as of December 31, 2004 and 2005	183	187
Additional paid-in capital	283,206	295,920
Accumulated other comprehensive income	3,959	1,348
Unearned compensation	—	(2,712)
Accumulated deficit	(76,404)	(69,947)

Total stockholders’ equity	210,944	224,796

Total liabilities and stockholders’ equity	$232,691	$248,059

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
						Accumulated
				Additional		Other		Total
	Comprehensive	Common Stock		Paid-In	Unearned	Comprehensive	Accumulated	Stockholders’
	Income (Loss)	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at December 31, 2002		15,810	$158	$205,348	$—	$—	$(101,489)	$104,017
Net income	$100	—	—	—	—	—	100	100
Foreign currency translation adjustment	2,419	—	—	—	—	2,419	—	2,419
Net unrealized loss on short-term investments	(23)	—	—	—	—	(23)	—	(23)

Comprehensive income	$2,496

Exercise of stock options		395	4	8,257	—	—	—	8,261
Stock issued for acquisitions		5	—	97	—	—	—	97
Stock issued for follow-on public offering, net of offering costs		1,667	17	53,481	—	—	—	53,498

Balance at December 31, 2003		17,877	179	267,183	—	2,396	(101,389)	168,369
Net income	24,985	—	—	—	—	—	24,985	24,985
Foreign currency translation adjustment	1,729	—	—	—	—	1,729	—	1,729
Net unrealized loss on short-term investments	(166)	—	—	—	—	(166)	—	(166)

Comprehensive income	$26,548

Exercise of stock options		421	4	6,293	—	—	—	6,297
Release of valuation allowance related to the deferred tax benefit for exercised stock options		—	—	9,523	—	—	—	9,523
Stock issued for PeerMark acquisition		5	—	207	—	—	—	207

Balance at December 31, 2004		18,303	183	283,206	—	3,959	(76,404)	210,944
Net income	6,457	—	—	—	—	—	6,457	6,457
Foreign currency translation adjustment	(2,431)	—	—	—	—	(2,431)	—	(2,431)
Net unrealized loss on short-term investments	(180)	—	—	—	—	(180)	—	(180)

Comprehensive income	$3,846

Exercise of stock options		299	3	7,409	—	—	—	7,412
Deferred tax benefit for exercised stock options		—	—	2,215	—	—	—	2,215
Restricted stock		72	1	3,090	(3,091)	—	—	—
Amortization of unearned compensation		—	—	—	379	—	—	379

Balance at December 31, 2005		18,674	$187	$295,920	$(2,712)	$1,348	$(69,947)	$224,796

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities:
Net income	$100	$24,985	$6,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,960	5,525	5,725
Amortization	8,206	7,485	5,989
Income tax (benefit) expense	—	(17,052)	4,245
Provision for losses on accounts receivable	2,078	401	979
Unearned compensation	—	—	379
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	885	117	(2,652)
Prepaid expenses and other current assets	659	98	(330)
Deposits	(631)	(11)	(317)
Accounts payable and accrued expenses	(2,403)	3,064	1,683
Deferred revenue	(304)	111	761

Net cash provided by operating activities	13,550	24,723	22,919

Investing activities:
Purchases of short-term investments	(61,823)	(90,588)	(250,272)
Sales of short-term investments	1,592	71,944	224,234
Purchases of property and equipment and other assets	(4,257)	(9,032)	(8,393)
Cash held for acquisition	16,386	—	—
Acquisitions, net of acquired cash	(17,419)	(2,270)	(4,301)

Net cash used in investing activities	(65,521)	(29,946)	(38,732)

Financing activities:
Exercise of stock options	8,261	6,297	7,412
Issuance of common stock, net	53,498	—	—

Net cash provided by financing activities	61,759	6,297	7,412

Effect of foreign currency exchange rates on cash and cash equivalents	309	90	(341)

Net increase (decrease) in cash and cash equivalents	10,097	1,164	(8,742)
Cash and cash equivalents at beginning of year	25,546	35,643	36,807

Cash and cash equivalents at end of year	$35,643	$36,807	$28,065

Supplemental disclosure of non-cash transactions:
Deferred tax benefit for exercised stock options	$—	$9,523	$2,215
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1. ORGANIZATION
     CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States and the United Kingdom. Based on its unique database, the Company provides information services to the commercial real estate and related business community in the United States and the United Kingdom and operates within one business segment. The information services are typically distributed to its clients under subscription-based license agreements, which have a minimum term of one year and renew automatically.
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
Significant Customers
     No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2003, 2004 and 2005.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Foreign Currency Translation
     The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $1.7 million and ($2.4) million from the translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the years ended December 31, 2004 and 2005, respectively. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2004 and 2005.
Comprehensive Income
     For the years ended December 31, 2003, 2004 and 2005, total comprehensive income was approximately $2.5 million, $26.5 million and $3.8 million, respectively. As of December 31, 2005, accumulated other comprehensive income (loss) included foreign currency translation adjustments of approximately $1.7 million and unrealized losses on short-term investments of approximately ($369,000).
Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expense was $354,000, $584,000 and $200,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
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

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$100	$24,985	$6,457
Add: stock-based employee compensation expense included in reported net income	—	—	228
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(4,193)	(7,599)	(3,407)

Pro forma net income (loss)	$(4,093)	$17,386	$3,278

Net income (loss) per share:
Basic — as reported	$0.01	$1.38	$0.35

Basic — pro forma	$(0.25)	$0.96	$0.18

Diluted — as reported	$0.01	$1.33	$0.34

Diluted — pro forma	$(0.25)	$0.92	$0.17

Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities. As of December 31, 2004 and 2005, cash of $805,000 and $714,000, respectively, was restricted cash, held in accounts to support letters of credit.
Short-Term Investments
     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Investments are carried at fair market value.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Short-Term Investments – (Continued)
     Scheduled maturities of securities classified as available for sale as of December 31, 2005 are as follows (in thousands):

Maturity	Fair Value
Due in:
2006	$55,019
2007-2010	21,948
2011-2015	954
2016 and thereafter	501

78,422
Mortgage backed with multiple maturities	27,698

Short-term investments	$106,120

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
     The unrealized losses on the Company’s investments as of December 31, 2004 and 2005 were generated primarily from increases in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2004 and 2005.
     The components of the investments in a loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2004		2005
	Aggregate	Gross	Aggregate	Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Municipal debt securities	$—	$—	$—	$—
Federal debt securities	—	—	16,428	(195)
Corporate debt securities	—	—	2,347	(8)

	$—	$—	$18,775	$(203)

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Short-Term Investments – (Continued)
     The components of the investments in a loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2004		2005
	Aggregate	Gross	Aggregate	Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Municipal debt securities	$33,639	$(115)	$—	$—
Federal debt securities	20,324	(49)	8,016	(43)
Corporate debt securities	25,485	(27)	24,553	(144)

	$79,448	$(191)	$32,569	$(187)

     The gross unrealized gains for the years ended December 31, 2004 and 2005 are approximately $2,000 and $21,000, respectively.
     During the year ended December 31, 2005, the Company recognized in other comprehensive income net unrealized losses on short-term investments of approximately $180,000.
Concentration of Credit Risk and Financial Instruments
     The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and lack of dependence on individual customers mitigate the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximates fair value.
Property and Equipment
     Property and equipment are stated at cost. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements Furniture and office equipment Research vehicles Computer hardware and software	Shorter of lease term or useful life Seven years Five years Two to five years
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Goodwill, Intangibles and Other Assets
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
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
Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Under previous practice, the reporting entity could account for share-based payment under the provisions of APB 25 and disclose pro forma share-based compensation as accounted for under the provisions of SFAS 123. Under the provisions of SFAS 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R had an effective date for fiscal quarters beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays the effective date of SFAS 123R until January 2006. As such, the Company will adopt its provisions for the fiscal quarter beginning January 1, 2006. Application of this pronouncement requires management to make significant judgments regarding the variables in an option pricing model, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company is currently evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations. The adoption of SFAS 123R will cause the Company to record amounts of stock option compensation expense of approximately $3.0 to $4.0 million.

3. ACQUISITIONS
     During January 2004, the Company completed its review of current information regarding the income tax attributes and deferred taxes related to its January 2003 acquisition of London-based Property Intelligence plc (“Property Intelligence”) recorded deferred income taxes and related goodwill of approximately $3.1 million as a result. The results of operations of Property Intelligence have been consolidated with those of the Company since the date of acquisition. The operating results of Property Intelligence are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition. The Company generated 92% and 8% of its total revenues in the United States and the United Kingdom, respectively, for the years ended December 31, 2004 and 2005. As of December 31, 2004, 68% and 32% of the Company’s total long-lived assets, which are comprised of property and equipment, goodwill, intangibles and other assets, were located in the United States and the United Kingdom, respectively. As of December 31, 2005, 73% and 27% of the Company’s total long-lived assets, which are comprised of property and equipment, goodwill, intangibles and other assets, were located in the United States and the United Kingdom, respectively.
     On May 4, 2004, the Company acquired all of the outstanding capital stock of Peer Market Research, Inc. (“PeerMark”), an online provider of commercial real estate information in Nashville and Memphis, Tennessee, for $623,000 in cash and 5,318 shares of the Company’s common stock valued at approximately $207,000. In the second quarter of 2005, the Company paid the former PeerMark shareholders approximately $255,000 in additional post-closing cash consideration, pursuant to the PeerMark acquisition agreement.
     On June 16, 2004, our U.K. subsidiary, FOCUS Information Limited, acquired Scottish Property Network (“SPN”), a provider of online commercial property information in Scotland. The Company acquired substantially all of the assets of the SPN business, together with all of the outstanding capital stock of SPN, for approximately $1.3 million in cash.
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
     All of the Company’s acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology and customer base. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years.
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

4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	December 31,
	2004	2005
Leasehold improvements	$3,823	$4,151
Furniture, office equipment and research vehicles	11,899	12,947
Computer hardware and software	20,414	19,277

	36,136	36,375
Accumulated depreciation and amortization	(22,647)	(21,231)

Property and equipment, net	$13,489	$15,144

5. GOODWILL
     Goodwill consists of the following (in thousands):

	December 31,
	2004	2005
Goodwill	$53,160	$54,786
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$41,937	$43,563

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
     The Company recorded goodwill of approximately $96,000 in connection with the PeerMark acquisition in May 2004 and subsequently adjusted the amount recorded to reflect the post-closing consideration paid to the PeerMark Shareholders. The Company recorded goodwill of approximately $58,000 for the RealComp acquisition in September 2004.
     The Company recorded goodwill of approximately $3.4 million for the NRB acquisition in January 2005.
     During the fourth quarters of 2004 and 2005, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets consists of the following (dollars in thousands):

			Weighted-
			Average
			Amortization
	December 31,	December 31,	Period
	2004	2005	(in years)
Building photography	5,253	5,922	5
Accumulated amortization	(4,552)	(4,853)

Building photography, net	701	1,069

Acquired database technology	20,259	20,626	4
Accumulated amortization	(18,323)	(19,096)

Acquired database technology, net	1,936	1,530

Acquired customer base	43,540	43,324	10
Accumulated amortization	(20,667)	(24,804)

Acquired customer base, net	22,873	18,520

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,051)	(2,470)

Acquired tradename, net	2,147	1,728

Intangibles and other assets, net	$27,657	$22,847

     Amortization expense for intangibles and other assets was approximately $8.3 million, $7.5 million and $6.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.
     In the aggregate, amortization for intangibles and other assets existing as of December 31, 2005 for future periods is expected to be approximately $5.5 million, $5.0 million, $4.8 million, $3.2 million and $1.4 million for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. INCOME TAXES
     The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$77	$105	$227
State	205	22	57
Foreign	—	—	—

Total current	282	127	284
Deferred:
Federal	—	(13,361)	4,018
State	—	(2,764)	746
Foreign	—	(927)	(708)

Total deferred	—	(17,052)	4,056

Total provision (benefit) for income taxes	$282	$(16,925)	$4,340

     The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2004	2005
Deferred tax assets:
Reserve for bad debts	$422	$523
Accrued compensation	611	1,346
Net operating losses	28,491	24,213
Restructuring reserve	—	390
Other liabilities	1,365	1,756

Total deferred tax assets	30,889	28,228

Deferred tax liabilities:
Prepaids	(298)	(498)
Depreciation	18	(329)
Identified intangibles associated with purchase accounting	(6,937)	(4,775)

Total deferred tax liabilities	(7,217)	(5,602)

Net deferred tax asset	23,672	22,626
Valuation allowance	(547)	(687)

Net deferred taxes	$23,125	$21,939

     The net long-term deferred tax liability shown on the balance sheet includes deferred tax liabilities and assets related to the U.K operations of the company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. INCOME TAXES — (Continued)
     The total net deferred tax asset of approximately $23.2 million shown on the balance sheet includes the tax liabilities and assets related to the U.S. operations of the Company. The net deferred tax liability related to the U.K operations is shown separately because the U.K. operations are subject to a separate taxing jurisdiction.
     For the year ended December 31, 2005, a valuation allowance has been established primarily for certain state net operating loss carryforwards due to the uncertainty of realization. For the year ended December 31, 2004, management determined that because of the continuing improvement of operating results and the Company’s outlook for the future it was more likely than not that the Company would realize approximately $23.1 million of its net deferred tax assets through future taxable earnings. A valuation allowance continued to be established for certain state net operating loss carryforwards due to the uncertainty of realization. Approximately $9.5 million of the release of the valuation allowance was recorded directly to additional paid-in capital as the related deferred tax asset was generated from the exercise of employee stock options.
     The Company’s change in valuation allowance was approximately $(27.6) million and $140,000 during the years ended December 31, 2004 and 2005, respectively. For the year ended December 31, 2005, the Company had income of approximately $13.3 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $2.5 million subject to applicable U.K. tax laws.
     The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Expected federal income tax (benefit) provision at 34%	$130	$2,847	$3,670
State income taxes, net of federal benefit	304	353	533
Foreign income taxes, net effect	98	76	139
Increase (decrease) in valuation allowance	(678)	(20,057)	3
Other adjustments	428	(144)	(5)

Income tax expense (benefit)	$282	$(16,925)	$4,340

     The Company paid approximately $184,000, $112,000 and $95,000 in income taxes for the years ended December 31, 2003, 2004 and 2005, respectively.
     At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $63.0 million, which expire, if unused, from the year 2013 through the year 2023. The Company has net operating loss carryforwards for U.K. income tax purposes of approximately $3.4 million, which do not expire. The Company also has alternative minimum tax credit carryforwards of approximately $425,000.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. COMMITMENTS AND CONTINGENCIES
     The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $5.7 million, $6.1 million and $6.8 million, respectively.
     Future minimum lease payments as of December 31, 2005 are as follows (in thousands):

2006	$7,217
2007	6,652
2008	5,408
2009	4,685
2010	1,996
2011 and thereafter	2,509

$28,467

     Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.
9. RESTRUCTURING CHARGES
     Effective July 21, 2005, the Company closed its research center in Mason, Ohio (the “Mason Operations”). The closing of the Mason Operations resulted in a one-time pre-tax restructuring charge of approximately $2.2 million recorded in the third quarter of 2005. The third quarter restructuring charge included amounts for wages, severance, occupancy and other costs. Below is a summary of the expense recorded and the activity related to restructuring. The estimates have been made based upon management’s best estimate of amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from estimates. Changes will be made to the restructuring accrual at the point that any such differences become determinable.
Restructuring expenses (in thousands):

			Accrual balance
		2005 charges	as of December
	Original Charge	utilized	31, 2005
Occupancy	$1,355	$382	$973
Wages, severance, and other costs	862	798	64

Total restructuring charge	$2,217	$1,180	$1,037

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.
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
11. NET INCOME PER SHARE
     The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net income	$100	$24,985	$6,457

Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	16,202	18,165	18,453
Effect of dilutive securities:
Stock options and warrants	472	662	554

Denominator for diluted net income per share — weighted-average outstanding shares	16,674	18,827	19,007

Net income per share — basic	$0.01	$1.38	$0.35

Net income per share — diluted	$0.01	$1.33	$0.34

     Stock options and warrants to purchase approximately 1,450,000 shares were outstanding as of December 31, 2003, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. Stock options to purchase approximately 1,188,000 shares were outstanding as of December 31, 2004, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. Stock options to purchase approximately 921,000 were outstanding as of December 31, 2005, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. EMPLOYEE BENEFIT PLANS
Stock Incentive Plan
     In June 1998 the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) prior to consummation of the Company’s initial public offering. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options and restricted stock grants is determined by the Board of Directors and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008. Approximately 413,000 and 440,000 shares were available for future grant under the 1998 Plan as of December 31, 2004 and 2005, respectively.
     Option activity was as follows:

			Weighted-
	Number of	Range of	Average
	Shares	Exercise Price	Exercise Price
Outstanding at December 31, 2002	2,097,273	$3.45 - $52.13	$22.00
Granted	476,500	$16.27 - $42.10	$26.09
Exercised	(397,834)	$8.50 - $38.46	$20.99
Canceled or expired	(254,613)	$16.00 - $52.13	$25.75

Outstanding at December 31, 2003	1,921,326	$3.45 - $52.13	$22.72
Granted	487,000	$39.00 - $45.18	$41.67
Exercised	(424,166)	$3.45 - $37.13	$14.84
Canceled or expired	(133,826)	$16.13 - $44.86	$27.25

Outstanding at December 31, 2004	1,850,334	$9.00 - $52.13	$29.21
Granted	10,000	$43.17 - $43.17	$43.17
Exercised	(292,474)	$9.00 - $44.86	$25.34
Canceled or expired	(93,963)	$17.25 - $45.18	$33.68

Outstanding at December 31, 2005	1,473,897	$9.00 - $52.13	$29.76

Exercisable at December 31, 2003	940,477	$3.45 - $52.13	$21.63

Exercisable at December 31, 2004	886,494	$9.00 - $52.13	$25.99

Exercisable at December 31, 2005	960,454	$9.00 - $52.13	$27.04

     For the purposes of the disclosure required by FAS 123, the fair value of each option granted during the years ended December 2003, 2004 and 2005 was $18.21, $28.90 and $26.65 respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. EMPLOYEE BENEFIT PLANS (continued)
Stock Incentive Plan (continued)
     The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2003	2004	2005
Dividend yield	0%	0%	0%
Expected volatility	70%	67%	64%
Risk-free interest rate	3.0%	3.6%	4.4%
Expected life (in years)	5	5	5
     Pro forma compensation expense for stock option plans would reduce the Company’s net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148.
The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number of	Contractual Life	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	(in years)	Exercise Price	Shares	Exercise Price
$ 9.00 - $18.06	199,176	5.2	$16.25	180,551	$16.10
$18.12 - $20.30	193,286	6.5	19.28	129,348	19.34
$20.32 - $25.01	149,245	5.5	23.63	119,745	23.94
$25.12 - $29.00	127,475	6.9	27.84	82,225	27.67
$30.00 - $30.00	180,000	3.3	30.00	180,000	30.00
$30.06 - $31.50	156,026	6.1	30.45	108,024	30.62
$32.00 - $39.53	182,939	7.7	38.92	61,437	38.38
$39.81 - $44.86	186,750	8.1	43.19	61,624	43.05
$45.18 - $46.81	98,000	8.8	45.23	36,500	45.31
$52.13 - $52.13	1,000	4.2	52.13	1,000	52.13

	1,473,897	6.3	29.76	960,454	27.04

     On September 28, 2001, the Company granted a total of 5,000 shares of restricted stock to the non-employee directors of the Company. The stock grants vest over a four-year period with 25% of the stock vesting on each anniversary of the grant date. The Company recorded $89,800 in unearned compensation expense during the year ended December 31, 2001 in connection with these stock grants. The unearned compensation was calculated at the fair value on the grant date and is being amortized over the vesting period of the restricted stock.
     On March 10, 2005, the Company granted 35,632 shares of restricted stock to officers of the Company under the 1998 Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $1.4 million of unearned compensation expense relating to the issuance of the restricted stock. The unearned compensation expense is amortized on a straight-line basis over the four-year vesting period.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. EMPLOYEE BENEFIT PLANS (continued)
Stock Incentive Plan (continued)
     On September 8, 2005, the Company granted 30,380 shares of restricted stock to employees of the Company under the 1998 Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $1.4 million of unearned compensation expense relating to the issuance of the restricted stock. The unearned compensation expense is amortized on a straight-line basis over the four year vesting period.
     On October 18, 2005, the Company granted 11,286 shares of restricted stock to non-employee members of the board of directors of the Company under the Company’s 1998 Stock Incentive Plan. The shares vest in annual equal installments over four years from the date of grant. The Company recorded $505,000 of unearned compensation expense relating to the issuance of the restricted stock. The unearned compensation expense is amortized on a straight-line basis over the four year vesting period.
     The weighted average per share grant date fair value of 81,338 restricted shares granted to employees and non-employees in the year ended December 31, 2005 was $42.11. There were no restricted shares granted in the year ended December 31, 2004.
Employee 401(k) Plan
     The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 2003, 2004 and 2005 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2003, 2004 and 2005 were approximately $1.4 million, $1.2 million and $1.6 million, respectively. The Company paid administrative expenses of approximately $28,000, $20,000 and $18,000 for the years ended December 31, 2003, 2004 and 2005 respectively.
Employee Pension Plan
     The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2004 and 2005 were approximately $146,000 and $175,000, respectively.