Form 10-Q
period 2006-03-31
COSTAR GROUP INC
filed 2006-05-10
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006 there were 18,769,849 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$37,274	$31,343
Cost of revenues	12,926	10,490

Gross margin	24,348	20,853
Operating expenses:
Selling and marketing	10,925	9,493
Software development	2,898	2,332
General and administrative	7,569	6,896
Purchase amortization	1,108	1,118

	22,500	19,839

Income from operations	1,848	1,014
Other income, net	1,426	604

Income before income taxes	3,274	1,618
Income tax expense, net	1,414	644

Net income	$1,860	$974

Net income per share — basic	$0.10	$0.05

Net income per share — diluted	$0.10	$0.05

Weighted average outstanding shares — basic	18,692	18,318

Weighted average outstanding shares — diluted	19,269	18,861

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,093	$28,065
Short-term investments	97,161	106,120
Accounts receivable, less allowance for doubtful accounts of approximately $1,651 and $1,602 as of March 31, 2006 and December 31, 2005	7,375	5,673
Deferred income taxes, net	4,475	4,475
Prepaid expenses and other current assets	3,376	2,205

Total current assets	157,480	146,538

Deferred income taxes	17,183	18,690
Property and equipment, net	14,179	15,144
Goodwill, net	43,708	43,563
Intangibles and other assets, net	22,306	22,847
Deposits	1,081	1,277

Total assets	$255,937	$248,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,758	$14,399
Deferred revenue	9,209	7,638

Total current liabilities	24,967	22,037

Deferred income taxes	1,090	1,226

Total stockholders’ equity	229,880	224,796

Total liabilities and stockholders’ equity	$255,937	$248,059

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$1,860	$974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,354	1,510
Amortization	1,459	1,665
Stock based compensation expense related to stock options and restricted stock	998	14
Income tax expense, net	1,108	644
Provision for losses on accounts receivable	295	146
Changes in operating assets and liabilities, net of acquisitions	(276)	(2,618)

Net cash provided by operating activities	6,798	2,335

Investing activities:
Purchases of short-term investments	(25,461)	(60,287)
Sales of short-term investments	34,272	54,103
Purchases of property and equipment and other assets	(1,225)	(2,442)
Acquisitions, net of cash acquired	—	(4,162)

Net cash provided by (used in) investing activities	7,586	(12,788)

Financing activities:
Proceeds from exercise of stock options	2,629	204

Net cash provided by financing activities	2,629	204
Effect of foreign currency exchange rates on cash and cash equivalents	15	(43)

Net increase (decrease) in cash and cash equivalents	17,028	(10,292)
Cash and cash equivalents at the beginning of period	28,065	36,807

Cash and cash equivalents at the end of period	$45,093	$26,515

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION
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
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2006, and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. These adjustments are of a normal recurring nature.
     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of future financial results.
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
Foreign Currency Translation
     The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $220,000 and ($575,000), from translation of its foreign

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Foreign Currency Translation (continued)
subsidiaries’ assets and liabilities into U.S. dollars, for the three months ended March 31, 2006 and 2005, respectively. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2006 and 2005.
Comprehensive Income
     During the three months ended March 31, 2006 and 2005, total comprehensive income was approximately $1.9 million and $568,000, respectively. As of March 31, 2006, accumulated comprehensive income (loss) included foreign currency translation adjustments of approximately $1.9 million and an unrealized loss on short-term investments of approximately $516,000.
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
     The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$1,860	$974

Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,692	18,318
Effect of dilutive securities:
Stock options	577	543

Denominator for diluted net income per share — weighted-average outstanding shares	19,269	18,861

Net income per share — basic	$0.10	$0.05

Net income per share — diluted	$0.10	$0.05

Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and generally requires that such transactions

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Stock-Based Compensation (continued)
be accounted for using a fair-value based method and recognized as compensation expense in the consolidated statement of operations.
      In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) prior to consummation of the Company’s initial public offering. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options and restricted stock grants is determined by the Board of Directors and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable. Options are not exercisable after the ten-year anniversary of the date of grant and may terminate earlier. The 1998 Plan will terminate in May 2008, unless terminated sooner by the Board of Directors or extended by the Board of Directors and Stockholders of the Company, but will continue to govern unexercised and unexpired stock-based awards under the 1998 Plan.
     Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.
     The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under APB No. 25 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle as a result of this change in accounting policy. This amount was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
     The impact of the adoption of SFAS 123R on our results of operations for the three months ended March 31, 2006, compared to if we had continued to account for stock-based compensation under APB No. 25 for our stock option grants for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months Ended
March 31, 2006
Income from operations	$(792)
Income before taxes	$(792)
Net income	$(450)
Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)
     As a result of adopting SFAS 123R, there were no excess tax benefits for the three months ended March 31, 2006 and no amounts were classified as an operating cash outflow and a financing cash inflow in the condensed consolidated statement of cash flows.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Stock-Based Compensation (continued)
     The stock based compensation, including expense for stock options and restricted stock, in our results of operations for the three months ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Cost of revenues	$28	$—
Selling and marketing	320	—
Software development	43	—
General and administrative	607	14

Total	$998	$14

     Net cash proceeds from the exercise of stock options were $2.6 million for the three months ended March 31, 2006. The income tax benefit realized from stock option exercises is $0 for the three months ended March 31, 2006.
     Prior to the adoption of SFAS 123R, the Company provided the disclosures required under APB No. 25. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three-month period ended March 31, 2005. Previously reported amounts have not been restated in the Company’s financial statements.
     The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005, (in millions, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$974
Add: stock-based employee compensation expense included in reported net income, net of taxes	9
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,137)

Pro forma net income (loss)	$(154)

Net income (loss) per share:
Basic — as reported	$0.05

Basic — pro forma	$(0.01)

Diluted — as reported	$0.05

Diluted — pro forma	$(0.01)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Stock-Based Compensation (continued)
     The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table. There were no options granted in the first quarter of 2006.

Three Months Ended
March 31, 2005
Dividend yield	0%
Expected volatility	64%
Risk-free interest rate	4.4%
Expected life (in years)	5
Weighted average grant date fair value	$26.65
     The assumptions above and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.
     The following table presents stock option activity for the three months ended March 31, 2006: (in thousands, except share and contract life data)

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contract Life	Intrinsic Value
Outstanding at December 31, 2005	1,473,897	$29.76	6.3	$—
Granted	—	—	—	—
Exercised	(102,563)	25.35	—	—
Expired	—	—	—	—
Canceled	(12,563)	36.37	—	—

Outstanding at March 31, 2006	1,358,771	$30.02	6.1	$29,707

Exercisable at March 31, 2006	932,891	$27.41	5.3	$22,841

     The aggregate intrinsic value is calculated as the difference between the aggregate of the exercise prices of the underlying awards and the quoted price of the common stock at March 31, 2006 multiplied by the 932,000 options that had an exercise price less than the quoted price on that date. The aggregate intrinsic value of options exercised was $2.7 million and $198,000 for the three months ended March 31, 2006 and 2005, respectively, determined as of the date of option exercise. At March 31, 2006, there was $5.8 million of unrecognized compensation cost related to share-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 1.9 years.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
Stock-Based Compensation (continued)
     The number of shares available for future stock option and restricted stock grants to employees and directors under the Company’s existing stock incentive plan was 436,117 at March 31, 2006. No shares of restricted stock or options were granted during the three months ended March 31, 2006.
     The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006: (in thousands, except per share data)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nonvested stock options at December 31, 2005	513,443	$24.81
Granted	—
Vested	(75,000)	20.51
Canceled	(12,563)	25.94

Nonvested stock options at March 31, 2006	425,880	$25.61

3.	ACQUISITION
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
     The acquisition has been accounted for using purchase accounting. The purchase price was primarily allocated to acquired database technology, customer bases, and goodwill. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of NRB have been consolidated with those of the Company since the date of acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.
4.	GOODWILL
     Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)

Goodwill	$54,931	$54,786
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$43,708	$43,563

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
5.	INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets consist of the following (in thousands except amortization period data):

			Weighted-
			Average
			Amortization
	March 31,	December 31,	Period
	2006	2005	(in years)
	(unaudited)

Building photography	$6,759	$5,922	5
Accumulated amortization	(4,950)	(4,853)

Building photography, net	1,809	1,069

Acquired database technology	20,645	20,626	4
Accumulated amortization	(19,273)	(19,096)

Acquired database technology, net	1,372	1,530

Acquired customer base	43,429	43,324	10
Accumulated amortization	(25,927)	(24,804)

Acquired customer base, net	17,502	18,520

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,575)	(2,470)

Acquired tradename, net	1,623	1,728

Intangibles and other assets, net	$22,306	$22,847

6.	INCOME TAXES
     The income tax provisions for the three months ended March 31, 2006, and March 31, 2005, reflect a 43.2% and 39.8% effective rate, respectively. The increase in the effective rate for the three months ended March 31, 2006, is primarily attributable to the implementation of SFAS 123R, which does not permit a deferred tax asset to be recognized for compensation deductions attributable to incentive stock options. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of March 31, 2006, the Company continues to maintain a valuation allowance of approximately $687,000 for certain state net operating loss carryforwards.
7.	COMMITMENTS AND CONTINGENCIES
     Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Restructuring expenses (in thousands):

	Accrual balance as		Accrual balance as
	of December 31,	2006 charges	of March 31,
	2005	utilized	2006

Occupancy	$973	$115	$858
Wages, severance, and other costs	64	59	5

Total restructuring charge	$1,037	$174	$863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2. for additional factors relating to such statements, and see “Risk Factors” in Item 1A. of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
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
     From 1994 through the beginning of 2003, we expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. (“First Image”). In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET (“REAL-NET”). In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc. (“PeerMark”), and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. The most recent acquisition is discussed later in this section.
     During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock based compensation under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of the fair value of stock based compensation. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires us to make various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
      The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard under SFAS 123R as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under APB No. 25 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle as a result of this change in accounting policy. This amount was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
     In 2005, we issued restricted stock instead of stock options to our senior officers and employees, and as a result we recorded additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our senior officers, directors and employees, which may include, among other things, restricted stock grants that typically will require us to record additional compensation expense on our consolidated statement of operations and reduce our net income.
     We currently expect to incur approximately $5.0 to $6.0 million in total equity compensation expense in 2006.
     Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 21, 2006, our expansion into the 21 new markets was complete. In addition, in January 2005, we acquired NRB and announced the launch of a major expansion effort into real estate information for retail properties. Our current retail expansion plan has caused, and will continue to cause, our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, which may reduce our earnings growth.
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
     We expect 2006 revenue to grow over 2005 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, and continued geographic expansion. We expect EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, for our existing core platform to continue to grow principally due to growth in revenue and we expect overall 2006 EBITDA to increase from 2005 EBITDA including stock option compensation expense related to the 2006 adoption of SFAS 123R. We reconcile EBITDA with our net income in a table set forth below under the heading “Non-GAAP Financial Measure.”
     Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 96% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.
     For the three months ended March 31, 2006 and 2005, our contract renewal rates were approximately 94%.
Application of Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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
     As of March 31, 2006, we continued to maintain a valuation allowance of approximately, $687,000 for certain net operating loss carryforwards. At March 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $63.0 million, which expire, if unused, from the year 2013 through the year 2023. Our decision to maintain only a minimal valuation allowance on our deferred tax asset was based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carryforwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, our renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.
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

Non-GAAP Financial Measure
     We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our net income before interest, income taxes, depreciation and amortization. We disclose EBITDA in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measure that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
     We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income. In calculating EBITDA we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.
     EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business. We believe that EBITDA, when viewed with our GAAP results and the accompanying reconciliation, provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 18 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information services, which included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
     Set forth below are descriptions of the financial items that have been excluded from our net income to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income:
•	Purchase amortization in cost of revenues may be useful for investors to consider because it represents the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges reflect the current and ongoing cash charges related to our operating cost structure.

•	Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired tradenames. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•	Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•	The amount of net interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest income to be a representative of the day-to-day operating performance of our business.

•	Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense (benefit) to be a representative component of the day-to-day operating performance of our business.
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
     The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005

Net income	$1,860	$974
Purchase amortization in cost of revenues	256	476
Purchase amortization in operating expenses	1,108	1,118
Depreciation and other amortization	1,449	1,581
Interest income, net	(1,426)	(604)
Income tax expense, net	1,414	644

EBITDA	$4,661	$4,189

Cash flows provided by (used in)
Operating activities	$6,798	$2,335
Investing activities	7,586	(12,788)
Financing activities	2,629	204
Comparison of Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005
     Revenues. Revenues increased from $31.3 million in the first quarter of 2005 to $37.3 million in the first quarter of 2006. This increase in revenue is due to further penetration of our subscription-based information services, as well as the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.
     Gross Margin. Gross margin increased from $20.9 million in the first quarter of 2005 to $24.3 million in the first quarter of 2006. Gross margin percentage decreased from 66.5% to 65.3%. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The increase in cost of revenues from $10.5 million for the first quarter of 2005 to $12.9 million for the first quarter of 2006 principally resulted from increased research department hiring, training, compensation and other operating costs and the addition of offshore resources for our retail expansion, as well as research costs associated with further service enhancements to our existing platform.
     Selling and Marketing Expenses. Selling and marketing expenses increased from $9.5 million in the first quarter of 2005 to $10.9 million in the first quarter of 2006 and decreased as a percentage of revenues from 30.3% in the first quarter of 2005 to 29.3% in the first quarter of 2006. The increase in the amount of selling and marketing expenses is primarily due to increased sales commissions and growth in the sales force as well as costs associated with sales and marketing efforts for our current expansion plan. Additionally, stock based compensation expense included in selling and marketing expenses for the first quarter of 2005 was $0 compared to $320,000 for the first quarter of 2006.
     Software Development Expenses. Software development expenses increased from $2.3 million in the first quarter of 2005 to $2.9 million in the first quarter of 2006 and increased as a percentage of revenues from 7.4% in the first quarter in 2005 to 7.8% in the first quarter of 2006. The majority of the increase in software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.
     General and Administrative Expenses. General and administrative expenses increased from $6.9 million in the first quarter of 2005 to $7.6 million in the first quarter of 2006 and decreased as a percentage of revenues from 22.0% in the first quarter of 2005 to 20.3% in the first quarter of 2006. The increase is primarily due to an increase in stock based compensation from $14,000 in the first quarter of 2005 to $607,000 in the first quarter of 2006.
     Purchase Amortization. Purchase amortization remained stable at $1.1 million in the first quarter of 2005 and 2006.
     Other Income, Net. Other income increased from $604,000 in the first quarter of 2005 to $1.4 million in the first quarter of 2006. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the first quarter of 2006 as compared to the first quarter of 2005.
     Income Tax Expense. Income tax expense increased from $644,000 in the first quarter of 2005 to $1.4 million in the first quarter of 2006. The increase in income tax expense is a result of our increased profitability.
Recent Acquisitions
     National Research Bureau. On January 20, 2005, the Company acquired the assets of NRB, a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.1 million in cash.
     Accounting Treatment. The acquisition has been accounted for using purchase accounting. The purchase price for the acquisition was allocated primarily to acquired database technology, customer base and goodwill. The acquired database technology for the acquisition is being amortized on a straight-line basis over 5 years. The customer base for the acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of NRB have been consolidated with our results since the date of acquisition. The operating results of NRB are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for the acquisition.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $8.1 million from $134.2 million at December 31, 2005 to $142.3 million at March 31, 2006. The increase in cash, cash equivalents and short-term investments during the three months ended March 31, 2006 was from our cash flow from operations of approximately $6.8 million and proceeds from the exercise of stock options of approximately $2.6 million, partially offset by purchases of property and equipment and other assets.

     Net cash provided by operating activities for the three months ended March 31, 2006 was $6.8 million compared to $2.3 million for the three months ended March 31, 2005. This $4.5 million increase in net cash provided by operating activities was principally due to changes in working capital and the increase in net income from $974,000 in the three months ended March 31, 2005 to $1.9 million in the three months ended March 31, 2006. Additionally, net income for the three months ended March 31, 2006, included non-cash charges for stock based compensation expense of approximately $998,000 and a non-cash increase in income tax expense for 2006, resulting in an increase in net cash from operating activities over the first quarter of 2005.
     Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activates. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123R, there were no excess tax benefits for the three months ended March 31, 2006 and no amounts were classified as an operating cash outflow and a financing cash inflow in the condensed consolidated statement of cash flows.
     Net cash provided by investing activities was $7.6 million for the three months ended March 31, 2006, compared to $12.8 million used for the three months ended March 31, 2005. This $20.4 million increase in net cash provided by investing activities was principally due to increases in net sales and purchases of short-term investments offset by decreases in purchases of property and equipment and acquisitions.
     Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2006, compared to $204,000 for the three months ended March 31, 2005. This $2.4 million increase in net cash provided by financing activities was the result of an increase in proceeds from exercises of stock options in 2006 compared to 2005.
     During the three months ended March 31, 2006, we incurred capital expenditures of approximately $1.2 million. Additionally, we expect to incur approximately $3.0 to $4.0 million of capital expenditures in the second quarter of 2006 and continue to expect to incur approximately $12.0 to $15.0 million of capital expenditures for the year ended December 31, 2006. We also expect to incur $2.5 to $3.5 million of pre-tax incremental expense during the second quarter of 2006 for costs associated with the introduction and promotion of our retail information services, including costs incurred in connection with the seasonally occurring International Council of Shopping Centers’ (ICSC) tradeshow.
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
Recent Accounting Pronouncements
     We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations. On November 3, 2005 the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue No. 03-1-a (renamed as FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which provides guidance effective for fiscal periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FAS 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we were required to adopt it beginning January 1, 2006. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations and financial condition.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
     We have made forward-looking statements in this Report and make forward looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2006 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.
     Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.
     Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2006, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $1.9 million.
     We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2006.
     We have a substantial amount of intangible assets. Although, as of March 31, 2006, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Maximum Number of
	Total			Shares Purchased as	Shares that May Yet
	Number of			Part of Publicly	Be Purchased Under
	Shares		Average Price Paid	Announced Plans or	the Plans or
Month	Purchased		per Share	Programs	Programs
January 1 through 31, 2006	—		—	—	—
February 1 through 28, 2006	—		—	—	—
March 1 through 31, 2006	8,648	(1)	$54.87	—	—
Total	8,648	(1)	$54.87	—	—

(1)	The number of shares purchased includes (a) 2,648 shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 1998 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date, and (b) 6,000 shares of common stock tendered by an employee to the Company for payment of exercise prices in connection with exercises of various stock option grants. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ending June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	Confidential Separation Agreement and General Release between David Schaffel and CoStar Realty Information, Inc., effective as of May 6, 2005 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: May 9, 2006	By:	/s/ Frank A. Carchedi
Frank A. Carchedi
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)