Form 10-Q
period 2006-06-30
COSTAR GROUP INC
filed 2006-08-08
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check One).

Large accelerated filer [X]            Accelerated filer [  ]            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 1, 2006 there were 18,867,918 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$38,946	$32,871	$76,220	$64,214
Cost of revenues	12,606	10,836	25,532	21,326
Gross margin	26,340	22,035	50,688	42,888

Operating expenses:
Selling and marketing	12,109	10,429	23,034	19,922
Software development	3,084	2,545	5,982	4,877
General and administrative	7,633	6,734	15,202	13,630
Purchase amortization	1,116	1,110	2,224	2,228
	23,942	20,818	46,442	40,657

Income from operations	2,398	1,217	4,246	2,231
Other income, net	1,610	719	3,036	1,323

Income before income taxes	4,008	1,936	7,282	3,554
Income tax expense (benefit), net	1,704	793	3,118	1,437

Net income	$2,304	$1,143	$4,164	$2,117

Net income per share — basic	$0.12	$0.06	$0.22	$0.12
Net income per share — diluted	$0.12	$0.06	$0.22	$0.11

Weighted average outstanding shares — basic	18,822	18,366	18,757	18,342
Weighted average outstanding shares — diluted	19,261	18,868	19,187	18,862

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,250	$28,065
Short-term investments	112,979	106,120
Accounts receivable, less allowance for doubtful accounts of approximately $1,630 and $1,602 as of June 30, 2006, and December 31, 2005	6,405	5,673
Deferred income taxes, net	4,475	4,475
Prepaid expenses and other current assets	1,975	2,205
Total current assets	163,084	146,538

Deferred income taxes	15,433	18,690
Property and equipment, net	14,447	15,144
Goodwill, net	44,292	43,563
Intangibles and other assets, net	22,277	22,847
Deposits	1,107	1,277
Total assets	$260,640	$248,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,473	$14,399
Deferred revenue	8,535	7,638
Total current liabilities	24,008	22,037

Deferred income taxes	1,034	1,226

Total stockholders’ equity	235,598	224,796

Total liabilities and stockholders’ equity	$260,640	$248,059

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$4,164	$2,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,682	2,945
Amortization	2,992	3,186
Stock based compensation expense related to stock options and restricted stock	1,993	99
Income tax expense, net	2,753	1,437
Provision for losses on accounts receivable	606	233
Changes in operating assets and liabilities, net of acquisitions	611	(4,668)
Net cash provided by operating activities	15,801	5,349

Investing activities:
Purchases of short-term investments	(61,269)	(130,522)
Sales of short-term investments	54,189	128,369
Purchases of property and equipment and other assets	(3,949)	(5,658)
Acquisitions, net of cash acquired	—	(4,412)
Net cash used in investing activities	(11,029)	(12,223)

Financing activities:
Proceeds from exercise of stock options	4,341	1,179
Net cash provided by financing activities	4,341	1,179
Effect of foreign currency exchange rates on cash and cash equivalents	72	(95)
Net increase (decrease) in cash and cash equivalents	9,185	(5,790)
Cash and cash equivalents at the beginning of period	28,065	36,807
Cash and cash equivalents at the end of period	$37,250	$31,017

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005, September 30, 2005 and March 31, 2006.

The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of future financial results.

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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation (continued)

transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $885,000 and ($876,000), for the three months ended June 30, 2006 and 2005, respectively, and $1,105,000 and ($1,451,000) for the six months ended June 30, 2006 and 2005, respectively, from translation. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2006 and 2005.

Comprehensive Income

During the three months ended June 30, 2006 and 2005, total comprehensive income was approximately $3.1 million and $42,000, respectively, and during the six months ended June 30, 2006 and 2005, total comprehensive income was $5.0 million and $610,000, respectively. As of June 30, 2006, accumulated comprehensive income included foreign currency translation adjustments of approximately $2.8 million and an unrealized loss on short-term investments of approximately $590,000.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options and restricted stock. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,304	$1,143	$4,164	$2,117
Denominator:
Denominator for basic net income per share ― weighted-average outstanding shares	18,822	18,366	18,757	18,342
Effect of dilutive securities:
Stock options and restricted stock	439	502	430	520
Denominator for diluted net income per share ― weighted-average outstanding shares	19,261	18,868	19,187	18,862

Net income per share ― basic	$0.12	$0.06	$0.22	$0.12
Net income per share ― diluted	$0.12	$0.06	$0.22	$0.11

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (”SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statement of operations.

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

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under APB No. 25 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle. This amount was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the period ended March 31, 2006.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The impact of the adoption of SFAS 123R on our results of operations for the three and six months ended June 30, 2006, as compared to the results if the Company had continued to account for stock-based compensation under APB No. 25, was as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Income from operations	$(709)	$(1,501)
Income before taxes	(709)	(1,501)
Net income	(442)	(936)
Basic earnings per share	(0.02)	(0.05)
Diluted earnings per share	(0.02)	(0.05)

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the three and six months ended June 30, 2006, and no amounts were classified as an operating cash outflow or a financing cash inflow in the condensed consolidated statement of cash flows.

Stock based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and six months ended June 30, 2006 and 2005, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$123	$—	$151	$—
Selling and marketing	296	—	616	—
Software development	46	—	89	—
General and administrative	530	85	1,137	99
Total	$995	$85	$1,993	$99

Net cash proceeds from the exercise of stock options were $1.7 million and $4.3 million for the three and six months ended June 30, 2006, respectively. There was no income tax benefit realized from stock option exercises for the three and six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under APB No. 25. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the Company’s results of operations for the three and six-month periods ended June 30, 2005. Previously reported amounts have not been restated in the Company’s financial statements.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and six months ended June 30, 2005, (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$1,143	$2,117
Add: total stock-based employee compensation expense included in reported net income, net of tax	50	59
Deduct: total stock-based employee compensation expense, net of tax, determined under fair value based method for all awards	(1,108)	(2,289)
Pro forma net income (loss)	$85	$(113)

Net income (loss) per share:
Basic ― as reported	$0.06	$0.12
Basic ― pro forma	$0.00	$(0.01)
Diluted ― as reported	$0.06	$0.11
Diluted ― pro forma	$0.00	$(0.01)

The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, with the assumptions noted in the following table. There were no options granted in the second quarter of 2006.

Six Months Ended
June 30, 2006
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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table presents stock option activity for the six months ended June 30, 2006:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,473,897	$29.76
Granted	—	—
Exercised	(175,823)	$24.68
Expired	—	—
Canceled	(16,814)	$37.05
Outstanding at June 30, 2006	1,281,260	$30.36	5.9	$37,762

Exercisable at June 30, 2006	902,067	$27.70	5.1	$28,983

The aggregate intrinsic value is calculated as the difference between (i) the aggregate of the exercise prices of the underlying awards and (ii) the quoted price of the common stock at June 30, 2006, multiplied by 902,000 options that had an exercise price less than the quoted price on that date. The aggregate intrinsic value of options exercised was $5.2 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively, determined as of the date of option exercise. At June 30, 2006, there was $6.4 million of unrecognized compensation cost related to share-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.5 years.

The number of shares available for future stock option and restricted stock grants to employees and directors under the 1998 Plan was 412,976 at June 30, 2006.

The following table presents restricted stock awards activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock at December 31, 2005	72,905	$42.69
Granted	31,688	$56.36
Vested	(7,046)	$38.28
Canceled	(5,279)	$45.28
Restricted stock at June 30, 2006	92,268	$47.58

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table summarizes our non-vested stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2005	513,443	$24.81
Granted	—	—
Vested	(117,436)	$19.91
Canceled	(16,814)	$25.53
Non-vested stock options at June 30, 2006	379,193	$25.22

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

3.	ACQUISITION

On January 20, 2005, the Company acquired the assets of National Research Bureau (“NRB”), a leading provider of property information to the shopping center industry, from Claritas, Inc. for approximately $4.1 million in cash. NRB has over 45 years of experience as a leading provider of information to the retail real estate industry, principally through its Shopping Center Directory distributed in print and on CD-ROM.

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

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	GOODWILL

Goodwill consists of the following (in thousands):
	June 30,	December 31,
	2006	2005

Goodwill	$55,515	$54,786
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$44,292	$43,563

5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (dollars in thousands):
	June 30, 2006	December 31, 2005	Weighted- Average Amortization Period (in years)

Building photography	$7,963	$5,922	5
Accumulated amortization	(5,111)	(4,853)
Building photography, net	2,852	1,069

Acquired database technology	20,720	20,626	4
Accumulated amortization	(19,493)	(19,096)
Acquired database technology, net	1,227	1,530

Acquired customer base	43,852	43,324	10
Accumulated amortization	(27,172)	(24,804)
Acquired customer base, net	16,680	18,520

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,680)	(2,470)
Acquired tradename, net	1,518	1,728

Intangibles and other assets, net	$22,277	$22,847

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INCOME TAXES

The income tax provisions for the six months ended June 30, 2006 and 2005, reflect a 42.9% and 40.4% effective rate, respectively. The increase in the effective rate for the six months ended June 30, 2006, is primarily attributable to the implementation of SFAS 123R, which does not permit a deferred tax asset to be recognized for compensation deductions attributable to incentive stock options. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of June 30, 2006, the Company continues to maintain a valuation allowance of approximately $687,000 primarily for future tax benefits associated with certain state net operating loss carryforwards.

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

Restructuring expenses (in thousands):

	Accrual balance as of December 31, 2005	2006 charges utilized	Accrual balance as of June 30, 2006

Occupancy	$973	$260	$713
Wages, severance, and other costs	64	64	—
Total restructuring charge	$1,037	$324	$713

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We completed our initial public offering in July 1998 and received net proceeds of approximately $22.7 million. In May 1999, we completed a follow-on public offering from which we received net proceeds of approximately $97.4 million; and, in November 2003, we completed an additional follow-on public offering from which we received net proceeds of approximately $53.5 million. We have used net proceeds from these offerings to fund the geographic and service expansion of our business, including various strategic acquisitions, and to expand our sales and marketing organization. We expect to use the remainder of the proceeds from these public offerings for development and distribution of new services, expansion of existing services across our current markets, geographic expansion in the U.S. and international markets, strategic acquisitions, working capital and general corporate purposes.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in June 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. Finally, in January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information.

Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 21, 2006, our expansion into the 21 new markets was complete. We expect to continue further geographic expansion in the United States; we may seek additional international geographic expansion; or we may seek to expand our services.

In January 2005, we acquired NRB and announced the launch of a major expansion effort into real estate information for retail properties. A retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas. We believe that the level of demand for detailed, thoroughly researched commercial property information warrants acceleration of our planned four-year expansion effort to offer information services covering a majority of U.S. retail properties. In connection with our retail and geographic expansion, during the third quarter of 2006, we expect to begin actively researching commercial properties in approximately 100 new small or tertiary Metropolitan Statistical Areas (“MSAs”) across the United States. We also intend to increase our field research fleet by adding approximately 100 vehicles. We plan to staff the vehicles and support our expanded research efforts by adding additional researchers and other personnel during the third and fourth quarters of 2006. Our current retail and geographic expansion plan has caused, and will continue to cause, our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, which may reduce our earnings or earnings growth.

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

Beginning on January 1, 2006, we began accounting for stock based compensation under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. Upon adoption of SFAS 123R in the first quarter of 2006, we recorded a charge in general and administrative expenses in our consolidated statements of operations of approximately $35,000, representing the cumulative effect of a change in accounting principle.

In 2005, we issued restricted stock instead of stock options to our officers, directors and employees, and as a result we recorded additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We currently expect to incur approximately $4.0 to $5.0 million in total equity compensation expense in 2006.

We expect 2006 revenue to grow over 2005 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, and continued geographic expansion. We expect EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, for our existing core platform to continue to grow principally due to growth in revenue and we expect overall 2006 EBITDA to increase from 2005 EBITDA including stock option compensation expense related to the 2006 adoption of SFAS 123R. We reconcile EBITDA with our net income in a table set forth under the heading “Non-GAAP Financial Measure.”

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

For the twelve months ended June 30, 2006 and 2005, our contract renewal rates were approximately 94% and 93%, respectively.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations for that period.

As of June 30, 2006, we continued to maintain a valuation allowance of approximately $687,000 primarily for certain net operating loss carryforwards. At June 30, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $63.0 million, which expire, if unused, from the year 2013 through the year 2023. Our decision to maintain only a minimal valuation allowance on our deferred tax asset was based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carryforwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

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

In determining the quarterly annual provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, permanent timing difference, and tax planning opportunities available in the various jurisdictions in which we operate.

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

Management compensates for the above-described limitations of using non-GAAP measures by only using a non-GAAP measure to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business. The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$2,304	$1,143	$4,164	$2,117
Purchase amortization in cost of revenues	261	343	517	819
Purchase amortization in operating expenses	1,116	1,110	2,224	2,228
Depreciation and other amortization	1,484	1,503	2,933	3,084
Interest income, net	(1,610)	(719)	(3,036)	(1,323)
Income tax expense (benefit), net	1,704	793	3,118	1,437
EBITDA	$5,259	$4,173	$9,920	$8,362

Cash flows provided by (used in)
Operating activities	$9,003	$3,014	$15,801	$5,349
Investing activities	(18,615)	565	(11,029)	(12,223)
Financing activities	1,712	975	4,341	1,179

Comparison of Three Months Ended June 30, 2006 and Three Months Ended June 30, 2005

Revenues. Revenues grew 18.5% from $32.9 million in the second quarter of 2005 to $38.9 million in the second quarter of 2006. This increase in revenue is due to further penetration of our subscription-based information services, as well as the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.

Gross Margin. Gross margin increased from $22.0 million in the second quarter of 2005 to $26.3 million in the second quarter of 2006. Gross margin percentage increased from 67.0% to 67.6%. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services. The increase in cost of revenues from $10.8 million for the second quarter of 2005 to $12.6 million for the second quarter of 2006 principally resulted from increased research department hiring, training, compensation and other operating costs and the addition of offshore resources for our retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses increased from $10.4 million in the second quarter of 2005 to $12.1 million in the second quarter of 2006 and decreased as a percentage of revenues from 31.7% in the second quarter of 2005 to 31.1% in the second quarter of 2006. The increase in the amount of selling and marketing expenses is primarily due to sales and marketing efforts for our current retail and geographic expansion plan as well as costs associated with growth in the sales force. Additionally, there was no stock-based compensation expense included in selling and marketing expense for the second quarter of 2005 compared to approximately $296,000 for the second quarter of 2006.

Software Development Expenses. Software development expenses increased from $2.5 million in the second quarter of 2005 to $3.1 million in the second quarter of 2006 and increased as a percentage of revenues from 7.7% in the second quarter of 2005 to 7.9% in the second quarter of 2006. The majority of the increase in software development expense was due to increased personnel costs to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased from $6.7 million in the second quarter of 2005 to $7.6 million in the second quarter of 2006 and decreased as a percentage of revenues from 20.5% in the second quarter of 2005 to 19.6% in the second quarter of 2006. The increase in the amount of general and administrative expenses was primarily due to an increase in stock based compensation from $85,000 in the second quarter of 2005 to $530,000 in the second quarter of 2006 and increases in professional services and other expenses.

Purchase Amortization. Purchase amortization remained stable at $1.1 million in the second quarters of 2005 and 2006.

Other Income, Net. Interest income increased from $719,000 in the second quarter of 2005 to $1.6 million in the second quarter of 2006. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the second quarter of 2006 as compared to the second quarter of 2005.

Income Tax Expense. Income tax expense increased from $793,000 in the second quarter of 2005 to $1.7 million in the second quarter of 2006. The increase in income tax expense is a result of our increased profitability.

Comparison of Six Months Ended June 30, 2006 and Six Months Ended June 30, 2005

Revenues. Revenues grew 18.7% from $64.2 million for the six months ended June 30, 2005, to $76.2 million for the six months ended June 30, 2006. This increase in revenue is due to further penetration of our subscription-based information services, as well as the successful cross selling into our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.

Gross Margin. Gross margin increased from $42.9 million for the six months ended June 30, 2005, to $50.7 million for the six months ended in June 30, 2006. Gross margin percentage remained relatively consistent from 66.8% for the six months ended June 30, 2005, to 66.5% for the six months ended June 30, 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services. The increase in cost of revenues from $21.3 million for the six months ended June 30, 2005, to $25.5 million for the six months ended June 30, 2006, principally resulted from increased research department hiring, training, compensation and other operating costs and the addition of offshore resources for our retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses increased from $19.9 million for the six months ended June 30, 2005, to $23.0 million for the six months ended June 30, 2006, and decreased as a percentage of revenues from 31.0% for the six months ended June 30, 2005, to 30.2% for the six months ended June 30, 2006. The increase in the amount of selling and marketing expenses is primarily due to sales and marketing efforts for our current retail and geographic expansion plan as well as costs associated with growth in the sales force. Additionally, there was no stock based compensation expense included in selling and marketing expenses for the six months ended June 30, 2005 compared to approximately $616,000 for the six months ended June 30, 2006.

Software Development Expenses. Software development expenses increased from $4.9 million for the six months ended June 30, 2005, to $6.0 million for the six months ended June 30, 2006, and increased as a percentage of revenues from 7.6% for the six months ended June 30, 2005, to 7.8% for the six months ended June 30, 2006. The majority of the increase in software development expense was due to increased personnel costs to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased from $13.6 million for the six months ended June 30, 2005, to $15.2 million for the six months ended June 30, 2006, and decreased as a percentage of revenues from 21.2% for the six months ended June 30, 2005, to 19.9% for the six months ended June

30, 2006. The increase is primarily due to an increase in stock based compensation from $99,000 for the six months ended June 30, 2005, to $1.1 million for the six months ended June 30, 2006.

Purchase Amortization. Purchase amortization remained stable at $2.2 million for the six months ended June 30, 2005 and 2006.

Other Income, Net. Other income increased from $1.3 million for the six months ended June 30, 2005, to $3.0 million for the six months ended June 30, 2006. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances and higher interest rates for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.

Income Tax Expense. Income tax expense increased from $1.4 million for the six months ended June 30, 2005, to $3.1 million for the six months ended June 30, 2006. The increase in income tax expense is a result of our increased profitability.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $16.0 million from $134.2 million at December 31, 2005, to $150.2 million at June 30, 2006. The increase in cash, cash equivalents and short-term investments during the six months ended June 30, 2006, was from our cash flow from operations of approximately $15.8 million and proceeds from the exercise of stock options of approximately $4.3 million, partially offset by purchases of property and equipment and other assets.

Net cash provided by operating activities for the six months ended June 30, 2006, was $15.8 million compared to $5.3 million for the six months ended June 30, 2005. This $10.5 million increase in net cash provided by operating activities was principally due to changes in working capital and the increase in net income from $2.1 million in the six months ended June 30, 2005, to $4.2 million in the six months ended June 30, 2006. Additionally, net income for the six months ended June 30, 2006 included non-cash charges for stock based compensation expense of approximately $2.0 million, and an increase in non-cash income tax expense for 2006, resulting in an increase in net cash from operating activities over the six months ended June 30, 2005.

Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the six months ended June 30, 2006, and no amounts were classified as an operating cash outflow and a financing cash inflow in the condensed consolidated statement of cash flows.

Net cash used in investing activities was $11.0 million for the six months ended June 30, 2006, compared to $12.2 million used for the six months ended June 30, 2005. This $1.2 million decrease in net cash used in investing activities was principally due to decreases in costs of acquisitions and purchases of property and equipment, partially offset by an increase in net purchases of short-term investments.

Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2006, compared to $1.2 million for the six months ended June 30, 2005. This $3.2 million increase in net cash provided by financing activities was the result of an increase in proceeds from exercises of stock options in 2006 compared to 2005.

In the third quarter of 2006, we expect to begin actively researching commercial properties in approximately 100 new small or tertiary Metropolitan Statistical Areas (“MSAs”) across the United States. In connection with this expansion, we intend to increase our field research fleet by adding approximately 100 vehicles. In addition, we plan to staff the vehicles and support the expanded research efforts by adding additional researchers and other personnel during the third and fourth quarters of 2006.

During the six months ended June 30, 2006, we incurred capital expenditures of approximately $3.9 million. We expect to incur approximately $5.0 to $7.0 million of capital expenditures in the third quarter of 2006, which includes approximately $4.0 million related to the purchase of field research vehicles to support our continued expansion. We continue to expect to incur approximately $12.0 to $15.0 million of capital expenditures for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our results of operations and financial condition. On November 3, 2005 the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue No. 03-1-a (renamed as FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which provides guidance effective for fiscal periods beginning after December 15, 2005. The adoption of this pronouncement has not had a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we were required to adopt it beginning January 1, 2006. The adoption of SFAS 153 did not have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The adoption of FIN 47 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 did not have a material impact on our results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2006 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, retail expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report containing forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

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

We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2006, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $2.8 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2006.

We have a substantial amount of intangible assets. Although, as of June 30, 2006, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2006	—	—	—	—
May 1 through 31, 2006	1,708(1)	$58.54	—	—
June 1 through 30, 2006	—	—	—	—
Total	1,708(1)	$58.54	—	—

(1) The number of shares purchased consists of shares of common stock tendered by an employee to the Company for payment of exercise prices in connection with exercises of various stock option grants. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 8, 2006. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Warren H. Haber, Josiah O. Low, III, Christopher J. Nassetta and Catherine B. Reynolds. The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	15,987,434	163,227
Andrew C. Florance	16,104,905	45,756
David Bonderman	16,105,005	45,656
Warren H. Haber	16,104,705	45,956
Josiah O. Low, III	16,144,159	6,502
Christopher J. Nassetta	16,144,659	6,002
Catherine B. Reynolds	16,144,109	6,552

The CoStar Group, Inc. Employee Stock Purchase Plan was approved upon the following vote: For, 14,398,924 shares; against, 140,603; abstain, 6,348; and broker non-votes, 1,604,786. Finally, the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2006 was ratified upon the following vote: For, 16,102,786 shares; against, 45,743 shares; and abstain, 2,132 shares.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”))

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the period ending June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	CoStar Group, Inc. Employee Stock Purchase Plan (filed herewith)

10.2
2006 Summary Sheet regarding Compensation for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 27, 2006, filed with the Commission on May 3, 2006)

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

COSTAR GROUP, INC.
Date: August 8, 2006	By:	/s/ Frank A. Carchedi
Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)