Form 10-Q
period 2006-09-30
COSTAR GROUP INC
filed 2006-11-08
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check One).

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2006 there were 18,934,083 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$40,571	$34,320	$116,791	$98,534
Cost of revenues	14,005	11,001	39,537	32,327
Gross margin	26,566	23,319	77,254	66,207

Operating expenses:
Selling and marketing	8,834	9,326	31,868	29,248
Software development	2,835	2,580	8,817	7,457
General and administrative	7,985	7,092	23,187	20,722
Restructuring charge	-	2,217	-	2,217
Purchase amortization	1,076	1,132	3,300	3,360
	20,730	22,347	67,172	63,004

Income from operations	5,836	972	10,082	3,203
Other income, net	1,852	932	4,888	2,255

Income before income taxes	7,688	1,904	14,970	5,458
Income tax expense, net	2,990	767	6,108	2,204

Net income	$4,698	$1,137	$8,862	$3,254

Net income per share – basic	$0.25	$0.06	$0.47	$0.18
Net income per share – diluted	$0.25	$0.06	$0.46	$0.17

Weighted average outstanding shares – basic	18,787	18,485	18,724	18,390
Weighted average outstanding shares – diluted	19,130	19,092	19,176	18,945

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,769	$28,065
Short-term investments	122,127	106,120
Accounts receivable, less allowance for doubtful accounts of approximately $2,106 and $1,602 as of September 30, 2006, and December 31, 2005, respectively	7,872	5,673
Deferred income taxes, net	4,476	4,475
Prepaid expenses and other current assets	3,269	2,205
Total current assets	170,513	146,538

Deferred income taxes, net	12,824	18,690
Property and equipment, net	16,851	15,144
Goodwill, net	44,722	43,563
Intangibles and other assets, net	21,916	22,847
Deposits	1,557	1,277
Total assets	$268,383	$248,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,407	$14,399
Deferred revenue	8,761	7,638
Total current liabilities	25,168	22,037

Deferred income taxes	870	1,226

Total stockholders’ equity	242,345	224,796

Total liabilities and stockholders’ equity	$268,383	$248,059

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$8,862	$3,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,091	4,350
Amortization	4,536	4,540
Stock-based compensation expense related to stock options and restricted stock	3,001	167
Deferred income taxes, net	5,473	2,204
Provision for losses on accounts receivable	1,324	509
Changes in operating assets and liabilities, net of acquisitions	(2,864)	(856)
Net cash provided by operating activities	24,423	14,168

Investing activities:
Purchases of short-term investments	(82,205)	(195,905)
Sales of short-term investments	66,343	179,219
Purchases of property and equipment and other assets	(8,959)	(7,397)
Acquisitions, net of cash acquired	-	(4,412)
Net cash used in investing activities	(24,821)	(28,495)

Financing activities:
Proceeds from exercise of stock options	4,974	5,844
Net cash provided by financing activities	4,974	5,844
Effect of foreign currency exchange rates on cash and cash equivalents	128	(317)
Net increase (decrease) in cash and cash equivalents	4,704	(8,800)
Cash and cash equivalents at the beginning of period	28,065	36,807
Cash and cash equivalents at the end of period	$32,769	$28,007

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, March 31, 2006, and June 30, 2006.

The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of future financial results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation (continued)

transactions are included in the consolidated statements of operations. The Company had an increase (decrease) in comprehensive income (loss) of approximately $644,000 and ($493,000), for the three months ended September 30, 2006 and 2005, respectively, and $1.75 million and ($1.94 million) for the nine months ended September 30, 2006 and 2005, respectively, from translation. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2006 and 2005.

Comprehensive Income

During the three months ended September 30, 2006 and 2005, total comprehensive income was approximately $5.7 million and $580,000, respectively, and during the nine months ended September 30, 2006 and 2005, total comprehensive income was approximately $10.7 million and $1.2 million, respectively. As of September 30, 2006, accumulated comprehensive income included foreign currency translation adjustments of approximately $3.5 million and an unrealized loss on short-term investments of approximately $223,000.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,698	$1,137	$8,862	$3,254
Denominator:
Denominator for basic net income per share – weighted-average outstanding shares	18,787	18,485	18,724	18,390
Effect of dilutive securities:
Stock options and restricted stock	343	607	452	555
Denominator for diluted net income per share – weighted-average outstanding shares	19,130	19,092	19,176	18,945

Net income per share – basic	$0.25	$0.06	$0.47	$0.18
Net income per share – diluted	$0.25	$0.06	$0.46	$0.17

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”) prior to consummation of the Company’s initial public offering. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Options granted under the 1998 Plan may be incentive or non-qualified stock options. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options and restricted stock grants is determined by the Board of Directors or Administrator, as defined in the 1998 plan, and is generally four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable. Options are not exercisable after the ten-year anniversary of the date of grant and may terminate earlier. The 1998 Plan will terminate in May 2008, unless terminated sooner by the Board of Directors or extended by the Board of Directors and stockholders of the Company, but will continue to govern unexercised and unexpired stock-based awards granted under the 1998 Plan.

Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under APB No. 25 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle. This amount was recorded in general and administrative expenses in the condensed consolidated statements of operations for the period ended March 31, 2006.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The impact of the adoption of SFAS 123R on the Company’s results of operations for the three and nine months ended September 30, 2006, was as follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Income from operations	$(656)	$(2,157)
Income before taxes	(656)	(2,157)
Net income	(374)	(1,230)
Basic earnings per share	(0.02)	(0.07)
Diluted earnings per share	(0.02)	(0.06)

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the three and nine months ended September 30, 2006, and no amounts were classified as an operating cash outflow or a financing cash inflow in the accompanying condensed consolidated statement of cash flows.

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenues	$84	$-	$235	$-
Selling and marketing	305	-	921	-
Software development	50	-	139	-
General and administrative	569	68	1,706	167
Total	$1,008	$68	$3,001	$167

Net cash proceeds from the exercise of stock options were approximately $574,000 and $5.0 million for the three and nine months ended September 30, 2006, respectively. There was no income tax benefit realized from stock option exercises for the three and nine months ended September 30, 2006.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under APB No. 25. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the Company’s results of operations for the three and nine-month periods ended September 30, 2005. Previously reported amounts have not been restated in the Company’s financial statements.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and nine months ended September 30, 2005, (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income	$1,137	$3,254
Add: total stock-based employee compensation expense included in reported net income, net of tax	43	104
Deduct: total stock-based employee compensation expense, net of tax, determined under fair value based method for all awards	(671)	(2,960)
Pro forma net income	$509	$398

Net income per share:
Basic – as reported	$0.06	$0.18
Basic – pro forma	$0.03	$0.02
Diluted – as reported	$0.06	$0.17
Diluted – pro forma	$0.03	$0.02

The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, with the assumptions noted in the following table. There were no options granted in the third quarter of 2006.

Nine Months Ended September 30,
2006

Dividend yield	0%
Expected volatility	64%
Risk-free interest rate	4.4%
Expected life (in years)	5

The assumptions above and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table presents stock option activity for the nine months ended September 30, 2006:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,473,897	$29.76	6.3	-
Granted	-	-	-	-
Exercised	(202,249)	$24.29	-	-
Expired	(19,814)	$37.53	-	-
Canceled	-	-	-	-
Outstanding at September 30, 2006	1,251,834	$30.52	5.6	$14,268

Exercisable at September 30, 2006	953,392	$28.23	5.0	$12,815

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at September 30, 2006, and (ii) the exercise prices of the underlying awards, multiplied by 849,018 options that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised was $5.7 million and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively, determined as of the date of option exercise. At September 30, 2006, there was $7.2 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.8 years.

The number of shares available for future stock option and restricted stock grants to employees and directors under the 1998 Plan was 365,475 at September 30, 2006.

The following table presents restricted stock awards activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock at December 31, 2005	72,905	$42.69
Granted	82,077	$46.10
Vested	(13,810)	$41.98
Canceled	(5,279)	$45.28
Restricted stock at September 30, 2006	135,893	$44.72

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation (continued)

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2005	513,443	$24.81
Granted	-	-
Vested	(195,187)	$20.90
Canceled	(19,814)	$25.88
Non-vested stock options at September 30, 2006	298,442	$25.93

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

3.	ACQUISITION

On January 20, 2005, the Company acquired the assets of National Research Bureau (“NRB”), a leading provider of property information to the shopping center industry, from Claritas, Inc. for approximately $4.1 million in cash. NRB had over 45 years of experience as a leading provider of information to the retail real estate industry, principally through its Shopping Center Directory distributed in print and on CD-ROM.

The acquisition was accounted for using purchase accounting. The purchase price was primarily allocated to acquired database technology, customer bases, and goodwill. The acquired database technology is being amortized on a straight-line basis over 5 years. The customer base, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of NRB have been consolidated with those of the Company since the date of acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

4.	GOODWILL

Goodwill consists of the following (in thousands):
	September 30,	December 31,
	2006	2005
Goodwill	$55,945	$54,786
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$44,722	$43,563

5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (dollars in thousands):
	September 30, 2006	December 31, 2005	Weighted- Average Amortization Period (in years)

Building photography	$8,937	$5,922	5
Accumulated amortization	(5,319)	(4,853)
Building photography, net	3,618	1,069

Acquired database technology	20,775	20,626	4
Accumulated amortization	(19,704)	(19,096)
Acquired database technology, net	1,071	1,530

Acquired customer base	44,162	43,324	10
Accumulated amortization	(28,348)	(24,804)
Acquired customer base, net	15,814	18,520

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,785)	(2,470)
Acquired tradename, net	1,413	1,728

Intangibles and other assets, net	$21,916	$22,847

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

6.	INCOME TAXES

The income tax provisions for the nine months ended September 30, 2006 and 2005, reflect a 41.0% and 40.4% effective rate, respectively. The increase in the effective rate for the nine months ended September 30, 2006, is primarily attributable to the implementation of SFAS 123R, which does not permit a deferred tax asset to be recognized for compensation deductions attributable to incentive stock options. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of September 30, 2006, the Company continues to maintain a valuation allowance of approximately $687,000 primarily for future tax benefits associated with certain state net operating loss carryforwards.

7.	COMMITMENTS AND CONTINGENCIES

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

8.	RESTRUCTURING CHARGE

Effective July 21, 2005, the Company closed its research center in Mason, Ohio (the “Mason Operations”). The closing of the Mason Operations resulted in a one-time pre-tax charge of approximately $2.2 million recorded in the third quarter of 2005. The restructuring charge included amounts for wages, severance, occupancy and other costs. Below is a summary of the expense recorded and the activity related to restructuring. The estimates have been made based upon management’s best estimate of amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

Restructuring expenses (in thousands):

	Accrual balance as of December 31, 2005	2006 charges utilized	Accrual balance as of September 30, 2006

Occupancy	$973	$367	$606
Wages, severance, and other costs	64	64	0
Total restructuring charge	$1,037	$431	$606

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types - office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. Finally, in January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information.

Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 2006, our expansion into the 21 new markets was complete.

In January 2005, we acquired NRB and shortly thereafter announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

In July 2006, we announced our intention to commence actively researching commercial properties in approximately 100 new Metropolitan Statistical Areas (“MSAs”) across the United States in an effort to expand the geographical coverage of our service offerings, including our new retail service. During the third quarter of 2006, in connection with our plan to actively research commercial properties in these new MSAs, we began to increase our field research fleet by adding 89 vehicles and commenced hiring researchers to staff these vehicles. Further, in support of our expanded research efforts, during the third quarter of 2006, we opened a temporary research facility in White Marsh, Maryland and began hiring and training additional researchers and other personnel. We intend to continue to increase our research staff in the fourth quarter of 2006 and to enter into a long-term lease for a new research facility in White Marsh, Maryland. Our current expansion plan, including the 21-market expansion, further geographical expansion into approximately 100 new MSAs, expansion of coverage of retail real estate information, and expansion of our coverage in existing markets, has caused, and will continue to cause, our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, which may reduce our earnings or earnings growth.

We expect to continue to develop and distribute new services, expand existing services and coverage across our current markets, expand geographically in the U.S. and international markets, consider strategic acquisitions, and expand our sales and marketing organization. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

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

In 2005, we issued restricted stock instead of stock options to our officers, directors and employees, and as a result we recorded additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We currently expect to incur approximately $4.0 million in total equity compensation expense in 2006.

We expect 2006 revenue to grow over 2005 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, and continued geographic expansion. We expect EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, for our existing core platform to continue to grow principally due to growth in revenue, and we expect overall 2006 EBITDA to increase from 2005 EBITDA including stock option compensation expense related to the 2006 adoption of SFAS 123R. We reconcile EBITDA with our net income in a table set forth under the heading “Non-GAAP Financial Measure.”

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

For the twelve months ended September 30, 2006 and 2005, our contract renewal rates were approximately 94% and 93%, respectively.

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

As of September 30, 2006, we continued to maintain a valuation allowance of approximately $687,000 primarily for certain net operating loss carryforwards. At September 30, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $63.0 million, which expire, if unused, from the year 2013 through the year 2023. Our decision to maintain only a minimal valuation allowance on our deferred tax asset is based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carryforwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, and renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 41.0% to 43.5%. For at least the next two years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

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

•
Net income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of net income tax expense to be a representative component of the day-to-day operating performance of our business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$4,698	$1,137	$8,862	$3,254
Purchase amortization in cost of revenues	264	173	781	992
Purchase amortization in operating expenses	1,076	1,132	3,300	3,360
Depreciation and other amortization	1,609	1,454	4,542	4,538
Interest income, net	(1,852)	(932)	(4,888)	(2,255)
Income tax expense, net	2,990	767	6,108	2,204
EBITDA	$8,785	$3,731	$18,705	$12,093

Cash flows provided by (used in)
Operating activities	$8,622	$8,819	$24,423	$14,168
Investing activities	(13,792)	(16,272)	(24,821)	(28,495)
Financing activities	633	4,665	4,974	5,844

Comparison of Three Months Ended September 30, 2006 and Three Months Ended September 30, 2005

Revenues. Revenues grew 18.2% from $34.3 million in the third quarter of 2005 to $40.6 million in the third quarter of 2006. This increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross-selling into our customer base in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.

Gross Margin. Gross margin increased from $23.3 million in the third quarter of 2005 to $26.6 million in the third quarter of 2006. Gross margin percentage decreased from 67.9% to 65.5%. The increase in the gross margin amount is primarily due to an increase in revenue partially offset by an increase in cost of revenues. The increase in cost of revenues from $11.0 million for the third quarter of 2005 to $14.0 million for the third quarter of 2006 principally resulted from increased research department hiring, training, compensation and other operating costs and the addition of offshore resources for our geographic and retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses decreased from $9.3 million in the third quarter of 2005 to $8.8 million in the third quarter of 2006 and decreased as a percentage of revenues from 27.2% in the third quarter of 2005 to 21.8% in the third quarter of 2006. The decrease in selling and marketing expenses is primarily due to a decrease in personnel expense, recruiting, conferences and events offset by an increase in stock-based compensation. There was no stock-based compensation expense included in selling and marketing expense for the third quarter of 2005 compared to approximately $305,000 for the third quarter of 2006.

Software Development Expenses. Software development expenses remained relatively consistent at $2.6 million in the third quarter of 2005 and $2.8 million in the third quarter of 2006.

General and Administrative Expenses. General and administrative expenses increased from $7.1 million in the third quarter of 2005 to $8.0 million in the third quarter of 2006 and decreased slightly as a percentage of revenues from 20.7% in the third quarter of 2005 to 19.7% in the third quarter of 2006. The increase in the amount of general and administrative expenses was primarily due to an increase in stock based compensation from $68,000 in the third quarter of 2005 to $569,000 in the third quarter of 2006 and increases in professional services and other expenses.

Restructuring Charge. In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges for the three months ended September 30, 2006.

Purchase Amortization. Purchase amortization remained stable at $1.1 million in the third quarters of 2005 and 2006.

Other Income, Net. Interest income increased from $932,000 in the third quarter of 2005 to $1.9 million in the third quarter of 2006. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates for the third quarter of 2006 as compared to the third quarter of 2005.

Income Tax Expense, Net. Net income tax expense increased from $767,000 in the third quarter of 2005 to $3.0 million in the third quarter of 2006. The increase in income tax expense is a result of our increased profitability.

Comparison of Nine Months Ended September 30, 2006 and Nine Months Ended September 30, 2005

Revenues. Revenues grew 18.5% from $98.5 million for the nine months ended September 30, 2005, to $116.8 million for the nine months ended September 30, 2006. This increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross selling into our customer base in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.

Gross Margin. Gross margin increased from $66.2 million for the nine months ended September 30, 2005, to $77.3 million for the nine months ended September 30, 2006. Gross margin percentage decreased from 67.2% for the nine months ended September 30, 2005, to 66.1% for the nine months ended September 30, 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. The increase in cost of revenues from $32.3 million for the nine months ended September 30, 2005, to $39.5 million for the nine months ended September 30, 2006, principally resulted from increased research department hiring, training, compensation and other operating costs and the addition of offshore resources for our geographic and retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses increased from $29.2 million for the nine months ended September 30, 2005, to $31.9 million for the nine months ended September 30, 2006, and decreased as a percentage of revenues from 29.7% for the nine months ended September 30, 2005, to 27.3% for the nine months ended September 30, 2006. The increase in the amount of selling and marketing expenses is primarily due to sales and marketing efforts for our current retail and geographic expansion plan as well as costs associated with growth in the sales force. Additionally, there was no stock-based compensation expense included in selling and marketing expenses for the nine months ended September 30, 2005 compared to approximately $921,000 for the nine months ended September 30, 2006.

Software Development Expenses. Software development expenses increased from $7.5 million for the nine months ended September 30, 2005, to $8.8 million for the nine months ended September 30, 2006, and remained relatively consistent as a percentage of revenues from 7.6% for the nine months ended September 30, 2005, to 7.5% for the nine months ended September 30, 2006. The majority of the increase in software development expense was due to increased personnel and professional services costs to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased from $20.7 million for the nine months ended September 30, 2005, to $23.2 million for the nine months ended September 30, 2006, and decreased as a percentage of revenues from 21.0% for the nine months ended September 30, 2005, to 19.9% for the nine months ended September 30, 2006. The increase in expense is primarily due to an increase in stock-based compensation from $167,000 for the nine months ended September 30, 2005, to $1.7 million for the nine months ended September 30, 2006, and an increase in professional services.

Restructuring Charge. In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges for the nine months ended September 30, 2006.

Purchase Amortization. Purchase amortization remained stable at $3.4 million for the nine months ended September 30, 2005 and $3.3 million for the nine months ended September 30, 2006.

Other Income, Net. Interest income increased from $2.3 million for the nine months ended September 30, 2005, to $4.9 million for the nine months ended September 30, 2006. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances and higher interest rates for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

Income Tax Expense, Net. Net income tax expense increased from $2.2 million for the nine months ended September 30, 2005, to $6.1 million for the nine months ended September 30, 2006. The increase in income tax expense is a result of our increased profitability.

Acquisitions

National Research Bureau. On January 20, 2005, the Company acquired the assets of NRB, a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.1 million in cash.

Accounting Treatment. The acquisition was accounted for using purchase accounting. The purchase price for the acquisition was allocated primarily to acquired database technology, customer base and goodwill. The acquired database technology for the acquisition is being amortized on a straight-line basis over 5 years. The customer base for the acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of NRB have been consolidated with our results since the date of acquisition. The operating results of NRB are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for the acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased $20.7 million from $134.2 million at December 31, 2005, to $154.9 million at September 30, 2006. The increase in cash, cash equivalents and short-term investments during the nine months ended September 30, 2006, was from our cash flow from operations of approximately $24.4 million and proceeds from the exercise of stock options of approximately $5.0 million, partially offset by purchases of property and equipment and other assets.

Net cash provided by operating activities for the nine months ended September 30, 2006, was $24.4 million compared to $14.2 million for the nine months ended September 30, 2005. This $10.2 million increase in net cash provided by operating activities was principally due to the increase in net income from $3.3 million in the nine months ended September 30, 2005, to $8.9 million in the nine months ended September 30, 2006, and the changes in working capital. Additionally, net income for the nine months ended September 30, 2006 included non-cash charges for stock-based compensation expense of approximately $3.0 million, and an increase in non-cash income tax expense for 2006, resulting in an increase in net cash from operating activities over the nine months ended

September 30, 2005, partially offset by a non-cash restructuring charge included in the nine months ended September 30, 2005.

Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the nine months ended September 30, 2006, and no amounts were classified as an operating cash outflow and a financing cash inflow in the condensed consolidated statement of cash flows.

Net cash used in investing activities was $24.8 million for the nine months ended September 30, 2006, compared to $28.5 million used for the nine months ended September 30, 2005. This $3.7 million decrease in net cash used in investing activities was principally due to decreases in the net purchases of short-term investments, and costs of acquisitions partially offset by an increase in the purchases of property and equipment and other assets.

Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2006, compared to $5.8 million for the nine months ended September 30, 2005. This $870,000 decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in 2006 compared to 2005.

In the fourth quarter of 2006, we expect to continue actively researching commercial properties in approximately 100 new Metropolitan Statistical Areas (“MSAs”) across the United States. In connection with this expansion, we intend to add additional researchers and other personnel during the fourth quarter of 2006.

During the nine months ended September 30, 2006, we incurred capital expenditures of approximately $9.0 million. Capital expenditures are expected to be in the range of $3.0 to $6.0 million in the fourth quarter and will include capital expenditures for our new White Marsh, Maryland research facility, our expansion into 100 new MSAs and support for our existing platform. We expect capital expenditures for the year to be $12.0 to $15.0 million, consistent with our original estimate for 2006.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

For 2006, we expect to record income tax expense on our results from operations at an effective rate of approximately 41.0% to 43.5%. For at least the next two years, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.

Recent Accounting Pronouncements

We initially adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs was deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our results of operations and financial condition. On November 3, 2005 the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue No. 03-1-a (renamed as FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which provides guidance effective for fiscal periods beginning after December 15, 2005. The adoption of this pronouncement has not had a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after September 15, 2005 and we were required to adopt it beginning January 1, 2006. The adoption of SFAS 153 did not have a material impact on our results of operations and financial condition.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

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

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; our ability to continue to expand successfully; competition; our ability to identify and integrate acquisitions;  our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the United States and the United Kingdom. Our functional currency for our operations in the United Kingdom is the local currency. As such, fluctuations in the British Pound may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2006, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $3.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2006.

We have a substantial amount of intangible assets. Although, as of September 30, 2006, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2006	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	--		--	--	--
August 1 through 31	12,530	(1)	$39.90	--	--
September 1 through 30	2,376	(2)	$39.49	--	--
Total	14,096		$39.83	--	--

(1) The number of shares purchased consists of shares of previously owned common stock tendered by an employee to the Company for payment of exercise prices in connection with exercises of various stock option grants. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

(2)  The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 1998 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Item 3.	Defaults upon Senior Securities

    None

Item 4.	Submission of Matters to a Vote of Security Holders

    None

Item 5.	Other Information

    None

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (Reg. No. 333-47953) filed with the Commission on March 13, 1998(the “1998 Form S-1”))

3.2 Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the period ended June 30, 1999)

3.3 Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.

Date: November 8, 2006	By:	/s/ Frank A. Carchedi
Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)