Form 10-K
period 2006-12-31
COSTAR GROUP INC
filed 2007-02-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 10th Floor
Bethesda, Maryland 20814
(Address of principal executive offices) (zip code)

(301) 215-8300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Based on the closing price of the common stock on June 30, 2006 on the Nasdaq Stock Market®, Nasdaq Global Select Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 billion.

As of February 21, 2007, there were 19,138,588 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our web sites, but information contained on those sites is not part of this report.)

CoStar Group, Inc., a Delaware corporation, is the leading provider of information services to the commercial real estate industry in the United States and United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering 66 U.S. markets as well as London and other parts of the United Kingdom (“U.K.”) and France. CoStar has historically operated within one business segment.

Since its founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Focus Information Limited, June 2004 acquisition of Scottish Property Network, December 2006 acquisition of Grecam S.A.S. and February 2007 acquisition of Property Investment Exchange Limited, we have extended our offering of comprehensive commercial real estate information to include London and other parts of The United Kingdom and France. Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Note 2 to the notes to our consolidated financial statements. Information about risks attendant to our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

We have a number of assets that provide a unique foundation for our multinational platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information services; and a large base of clients. Our database has been developed and enhanced for more than 19 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 51 proprietary databases.

CoStar intends to continue to grow its standardized platform of commercial real estate information. In 2004, CoStar began research for a 21-market U.S. expansion effort. As of February 21, 2006, CoStar had successfully launched service in each of those 21 markets. In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 100 new Metropolitan Statistical Areas (“MSAs”) across the United States in an effort to expand the geographical coverage of our service offerings, including our new retail service. CoStar intends to continue to grow its database of commercial properties, including retail, over the next several years.

CoStar also intends to invest further in its U.K. operations and to expand the coverage of its service offerings within the U.K. and France. In December 2006, CoStar’s U.K. Subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an investment property exchange located in London, England. CoStar intends to integrate its U.K. and French operations more fully with its U.S. operations and eventually to introduce a consistent international platform of service offerings.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, approximately 849 researchers, technological expertise and broad customer base, CoStar believes that it has created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 19 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 31, 2007, our database of real estate information covered 66 U.S. markets as well as London, England and other parts of the United Kingdom and France, and contained:

•	More than 37.5 billion square feet of U.S. commercial real estate;

•	More than 650,000 active sale and lease listings;

•	Over 1.2 million extensively researched and photographed properties in our U.S. database;

•	Over 2.1 million total properties;

•	Over 5.8 billion square feet of space available;

•	Over 235,000 properties for sale;

•	Over 3.9 million tenants occupying commercial real estate space;

•	More than 1.6 million sales transactions valued in the aggregate at over $2.2 trillion; and

•	Approximately 3.9 million digital images, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2006, our full time researchers and contractors drove over three million miles, conducted hundreds of thousands of on-site building inspections, and interviewed millions of tenants, owners and brokers.

Research Department. As of January 31, 2007, we employed 849 commercial real estate research professionals. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, Internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of the database. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers. In 2006, we began outsourcing a limited number of research related projects to outside firms to supplement the work of our research employees.

CoStar has an extensive field research effort that permits physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information. CoStar’s research efforts have traditionally focused on office and industrial properties. Following our acquisition of National Research Bureau in January 2005, we launched a major expansion effort into real estate information for retail properties. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 100 new MSAs across the United States in an effort to expand the geographical coverage of our service offerings, including our new retail service.

As part of CoStar’s recent expansion efforts, CoStar has deployed 155 high-tech field research vehicles in 43 states and the United Kingdom. 103 of these vehicles are custom-designed energy efficient hybrid cars that come equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps. Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views. Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images. Since we began our 21-market expansion in May 2004, and continuing with our current expansion into an additional 100 MSAs, our field researchers have photographed approximately 409,000 buildings and researched over 8.2 billion square feet of gross building area in the expansion markets.

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

Proprietary Technology

As of January 31, 2007, CoStar had a staff of 98 product development, database and network professionals. CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar products including CoStar Property Professional, CoStar Property Express, CoStar COMPS, CoStar Tenant, CoStar CMLS and CoStar Connect. To better support our retail customers we have recently added significant features to CoStar Property including tenant proximity and demographic search capability, mapping layers, detailed retail tenant information and demographics. CoStar also released a major upgrade to its CoStar COMPS service that provides customers with over 100 improvements, including access to for sale information, aerials and enhanced mapping.

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

Our various information services are described in detail in the following paragraphs as of January 31, 2007:

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

CoStar Property Express®. CoStar Property Express provides access, via an annual subscription, to a “light” or scaled-down version of CoStar Property. Commercial real estate professionals use CoStar Property Express to look up and search for-lease and for-sale listings in CoStar’s comprehensive national database. CoStar Property Express provides base-building information, photos, floor plans, maps and a limited number of reports.

CoStar COMPS Professional®. CoStar COMPS Professional provides comprehensive national coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. In November 2006, we launched a major upgrade to the COMPS Professional service, which now offers subscribers many new features, including additional fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats — plotted on a map, aerial image or in a table.

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

FOCUS. Our U.K. subsidiary, FOCUS Information Limited, offers several services under the trade name FOCUS. The primary service is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps across the United Kingdom. In addition, FOCUS Information’s subsidiary, Scottish Property Network Limited, offers users on-line access to a comprehensive database of information for properties located in Scotland, including available space, comparable sales, and lease deals.

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

CoStar Commercial MLS®. CoStar Commercial MLS is the industry’s most comprehensive collection of researched for-sale listings. CoStar Commercial MLS draws upon CoStar’s large database of digital images and includes office, industrial, multi-family and retail properties, as well as shopping centers and raw land. CoStar Commercial MLS represents an efficient means for sellers to market their properties to a large audience and for buyers to easily identify target properties.

CoStar Advertising®. CoStar Advertising offers property owners a highly targeted and cost-effective way to market a space for lease or a property for sale directly to the individuals looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that his ad will appear even when his listing would not be returned in a results set.

CoStar Professional Directory®. CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 750,000 commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations. Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles. Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

CoStar Market Reporttm. The CoStar Market Report provides in-depth current and historical analytical information covering 54 of the major metropolitan office and industrial markets in the United States and 13 retail markets in the United States. Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge, and are available for purchase by nonsubscribers.

Metropolistm. The Metropolis service is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis service allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar services. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California markets.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2007.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers

CB Richard Ellis
CB Richard Ellis — U.K.
Colliers
Colliers Conrad Ritblat Erdman — U.K.
Cushman & Wakefield
Cushman & Wakefield Healey &
  Baker — U.K.
Trammell Crow Co.
Jones Lang LaSalle
Jones Lang LaSalle — U.K.
Gerald Eve — U.K.
Grubb & Ellis
Drivers Jonas — U.K.
Lambert Smith Hampton — U.K.
BRE Commercial, LLC
Marcus & Millichap	GMAC — U.K.
Deutsche Bank
Wells Fargo
Washington Mutual
Wachovia Corporation
Merrill Lynch
Citibank
AEGON USA Realty Advisors, Inc.
Capmark Financial Group, Inc.
East West Bank
Bonneville Mortgage Company
Fannie Mae

Owners and Developers	Jones Lang LaSalle
Prudential
Prudential — U.K.
Metropolitan Life
ING Clarion Partners
Bear Stearns & Co., Inc.
USAA Real Estate Company
Legg Mason
Morley — U.K.
AEW Capital Management LP.

Appraisers, Accountants

The Staubach Company Newmark & Company Real Estate CRESA Partners Studley Coldwell Banker Commercial NRT Equis GVA Williams GVA Advantis Binswanger Re/Max	Hines LNR Property Corp Shorenstein Properties Gale Companies Manulife Financial Industrial Developments International Land Securities — U.K. Slough Estates — U.K. REITS	Integra Deloitte and Touche Deloitte and Touche — U.K. Marvin F. Poer KPMG GE Capital Small Business Finance Corp PGP Valuation PricewaterhouseCoopers Government Agencies

Carter
United Systems Integrators Corp
GVA Daum Finkelstein Comm Rlty Services
KTR Valuation & Consulting Services
U.S. Equities Realty
CMD Realty Investors
Sperry Van Ness
HFF
Mohr Partners
Charles Dunn Company, Inc.	Equity Office Properties Trust Trizec Properties, Inc. Prologis Prentiss Properties CarrAmerica Boston Properties Liberty Property Trust Property Managers	U.S. General Services Administration
County of Los Angeles
Office of Technology Procurement
City of Chicago
Cook County Assessor’s Office
U.S. Department of Housing and Urban  Development
Corporation of London — U.K.
Scottish Enterprise — U.K.

Vendors

GVA Grimley — U.K. King Sturge — U.K. Knight Frank — U.K. Donaldsons — U.K. Savillis Commercial — U.K. Artisreal — U.K.	Transwestern Commercial Services Lincoln Property Company PM Realty Group Navisys Group Osprey Management Company Leggat McCall Properties Retailers	Turner Construction Company Kastle Systems Comcast Cable Communications Cisco Systems MWB — U.K. Regus — U.K.

DSW Quiznos Master LLC Family Dollar Chick-Fil-A, Inc. Dippin’ Dots Franchising, Inc.	Automobile Club Of Southern California Hibbett Sporting Goods Inc. Nationwide Insurance Pathmark	Town Fair Tire Whataburger, Inc. United Rentals, Inc. Tiffany & Co.

For the years ended December 31, 2004, 2005 and 2006, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2007, we had 253 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 25 field sales offices throughout the United States and in London, England; Manchester, England; Paisley, Scotland and Paris, France. Our two inside sales teams are located in our Columbia, Maryland and Bethesda, Maryland offices. These inside sales teams prospect for new clients and perform service demonstrations exclusively by telephone and over the Internet, and support the direct sales force.

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

Our primary marketing methods include: service demonstrations; face to face networking; Web-based marketing; direct marketing; communication via our corporate web site and news services; participation in trade show and industry events; print advertising in trade magazines and local business journals; client referrals; and CoStar Advisortm, the Company’s newsletter, which is distributed to our clients and prospects. Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our Web-based marketing efforts include paid advertising with major search engines and commercial real estate news sites and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups, including industry-leading events for commercial brokers, retail and financial services institutions.

Competition

The market for information services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information services and providers are:

•	quality and depth of the underlying databases;

•	ease of use, flexibility, and functionality of the software;

•	timeliness of the data;

•	breadth of geographic coverage and services offered;

•	client service and support;

•	perception that the service offered is the industry standard;

•	price;

•	effectiveness of marketing and sales efforts;

•	proprietary nature of methodologies, databases and technical resources;

•	vendor reputation;

•	brand loyalty among customers; and

•	capital resources.

We compete directly and indirectly for customers with the following categories of companies:

•	online services or web sites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., Reed Business Information Limited, Cityfeet.com, Inc., officespace.com, MrOfficeSpace.com and TenantWise, Inc;

•	publishers and distributors of information services, including regional providers and national print publications, such as Black’s Guide, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics and Dorey Publishing and Information Services;

•	locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information services we license.

We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures designed to discourage and detect unauthorized copying of our intellectual property.

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant” and “CoStar Group”. Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic. We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and three patents in the U.S. which expire in 2020, 2021 and 2022, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools. We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent.

Employees

As of January 31, 2007, we employed 1,308 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

Our investor relations Internet web site is http://www.costar.com/corporate/investor. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, are available free of charge on our Internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may review and copy any of the information we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.     Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2007 and beyond; our possible or assumed future results of operations generally; and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations and future economic performance; management’s plans, goals and objectives for future operations; and growth and markets for our stock. The sections of this report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

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

Risk Factors

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2007, we expect to expand into 100 new MSAs in the U.S., expand geographic coverage in the U.K. and France and certain of our existing markets and increase the depth of our coverage in certain of our existing markets. If we are unable to manage these expansion efforts effectively, if the expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into these new markets or to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

Our continuing expansion into the retail real estate sector may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial condition. Expanding into the retail real estate sector imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next year, we expect to significantly expand the number of retail properties contained within our database. If we are unable to manage this expansion plan effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial condition could be adversely affected. In addition, if we incur significant costs to expand into the retail sector and we are not successful in marketing and selling our expanded services, or customers fail to accept these new services, our expansion may have a material adverse effect on our financial condition by increasing our expenses without increasing our revenues, adversely affecting our profitability.

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

International expansion may result in new business risks which may reduce our profitability. Our international operations and expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign countries; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the United States; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we are not able to manage our growth successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which would reduce our profitability and adversely affect our financial condition.

If we are not able to successfully identify and integrate acquisitions, our business operations and financial condition could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland, Grecam in France and Property Investment Exchange Limited in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our web site, the Internet and our service providers. Problems with our web site, the Internet or the services provided by our local exchange carriers or Internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. For example, during the fourth quarter of 2006, as part of our upgrade to CoStar COMPS, we integrated our internal research application used by our research staff to update our database of commercial real estate information. If this application does not continue to work properly, the ability of our clients to access our services may be affected, which could result in reduced demand for our services, lower revenues and higher costs. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.

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

Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, in the first quarter of 2006, we adopted the provisions of SFAS 123R, which required us to expense the value of granted stock options. We recorded $2.9 million in compensation charges for stock options in 2006. In addition, in the fourth quarter of 2004, we recorded a one-time income tax credit of $16.7 million primarily related to the release of our previously recorded valuation allowance against our net operating loss carryforwards, and as a result our net income for the fourth quarter and year ended December 31, 2004 was significantly higher than in previous periods. As a result of the release of our previously recorded valuation allowance, we record income tax expense at an effective tax rate that approximates the statutory tax rates, but can fluctuate on an overall basis.

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

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In November 2006, we integrated our internal research processes that our U.S. researchers use to update our database. Any inefficiencies, errors, or technical problems with this new application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

We have experienced operating losses and our future profitability is uncertain. Until the third quarter of 2003, we had not recorded an overall operating profit because the investment required for geographic expansion and new information services had caused our expenses to exceed our revenues. Our ability to continue to earn a profit will largely depend on our ability to manage our growth, including our expansion plans, and to generate revenues that exceed our expenses. We generated net income for the years ended December 31, 2003, 2004, 2005, and 2006 and our decision to release the valuation allowance on our deferred tax assets in 2004 was based on our expectation of future taxable income from operations; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We will continue to evaluate our expectation of future taxable income during each quarter, and if we are unable to conclude that it is more likely than not that we will continue to be profitable, then the realization of our deferred tax assets could become uncertain. In such a case, we may be required to establish a valuation allowance against some or all of our deferred tax assets, which could result in a significant charge to our earnings that could adversely affect our net income in the period in which the charge is incurred. In addition, our ability to continue to earn a profit, to increase revenues or to control costs could be affected by the factors set forth in this section. We may not be able to generate revenues or control expenses to a degree sufficient to earn a profit, to increase profits on a quarterly or annual basis, or to sustain or increase our future revenue growth and, as a result, the market price of our common stock may decline.

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

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial condition. Due to our acquisition of FOCUS Information, Scottish Property Network (“SPN”), Grecam S.A.S and Property Investment Exchange Limited (“Propex”), a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial condition. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

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

Our corporate headquarters is located in Bethesda, Maryland, where we occupy approximately 73,500 square feet of office space. Our main lease for our Bethesda, Maryland headquarters expires on March 14, 2010.

In addition to our Bethesda, Maryland facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; White Marsh, Maryland; London, England; Paisley, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Miami; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Tustin, California; Tampa; St. Louis; Portland, Oregon; and Stamford, Connecticut.

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

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. Our common stock is traded on the Nasdaq Global Select Market® under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing prices per share of our common stock, as reported by the Nasdaq Global Select Market®.

	High	Low

Year Ended December 31, 2005
First Quarter	$46.21	$36.83
Second Quarter	$45.31	$33.72
Third Quarter	$49.81	$44.81
Fourth Quarter	$49.19	$43.17

Year Ended December 31, 2006
First Quarter	$56.43	$43.28
Second Quarter	$61.22	$48.65
Third Quarter	$60.57	$38.52
Fourth Quarter	$55.20	$41.04

As of February 1, 2007, there were 178 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities. The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
	Total			Shares Purchased as	Maximum Number of
	Number of			Part of Publicly	Shares that May Yet Be
	Shares		Average Price Paid	Announced Plans or	Purchased Under the
Month, 2006	Purchased		per Share	Programs	Plans or Programs

October 1 through 31	—		—	—	—
November 1 through 30	—		—	—	—
December 1 through 31	95	(1)	$50.70	—	—

Total	95		$50.70	—	—

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

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor’s Stock 500 Index (“S&P 500”).

•	An equal investment in the S&P 500 Application Software Index.

The comparison covers the period beginning December 31, 2001, and ending on December 31, 2006, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Company / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

CoStar Group, Inc.	100	76.84	173.68	192.34	179.80	223.07
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Application Software Index	100	51.81	75.18	83.92	92.90	97.85

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2006. The Consolidated Statement of Operations Data shown below for each of the three years ended December 31, 2004, 2005, and 2006 and the Consolidated Balance Sheet Data as of December 31, 2005 and 2006 are derived from audited consolidated financial statements that are included in this report. The Consolidated Statement of Operations Data for each of the years ended December 31, 2002 and 2003 and the Consolidated Balance Sheet Data as of December 31, 2002, 2003, and 2004 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Fiscal Year Ended December 31,
Consolidated Statement of Operations Data:	2002	2003	2004	2005	2006

Revenues	$79,363	$95,105	$112,085	$134,338	$158,889
Cost of revenues	28,012	30,742	35,384	44,286	56,136

Gross margin	51,351	64,363	76,701	90,052	102,753
Operating expenses	56,894	64,361	69,955	82,710	88,672

Income (loss) from operations	(5,543)	2	6,746	7,342	14,081
Other income, net	759	380	1,314	3,455	6,845

Income (loss) before income taxes	(4,784)	382	8,060	10,797	20,926
Income tax expense (benefit)	—	282	(16,925)	4,340	8,516

Net income (loss)	$(4,784)	$100	$24,985	$6,457	$12,410

Net income (loss) per share – basic	$(0.30)	$0.01	$1.38	$0.35	$0.66

Net income (loss) per share – diluted	$(0.30)	$0.01	$1.33	$0.34	$0.65

Weighted average shares outstanding – basic	15,759	16,202	18,165	18,453	18,751

Weighted average shares outstanding – diluted	15,759	16,674	18,827	19,007	19,165

	As of December 31,
Consolidated Balance Sheet Data:	2002	2003	2004	2005	2006

Cash, cash equivalents, and short-term investments	$43,530	$97,449	$117,069	$134,185	$158,148
Working capital	36,993	88,207	107,875	124,501	154,606
Total assets	118,907	183,900	232,691	248,059	275,437
Total liabilities	14,890	15,531	21,747	23,263	25,327
Stockholders’ equity	104,017	168,369	210,944	224,796	250,110

	As of December 31,
Other Operating Data:	2002	2003	2004	2005	2006

Markets covered by database	50	51	58	68	71
Number of subscription client sites	6,907	8,582	9,489	11,464	13,257
Billions of square feet in U.S. database	25.0	27.7	30.4	35.5	37.1
Total properties in database	1,033,000	1,521,000	1,622,000	1,817,000	2,052,000
Images in database	1,500,000	1,805,000	2,255,000	3,234,000	3,774,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated above in Item 1A. under the headings “Risk Factors — Cautionary Statement Concerning Forward-Looking Statements” and “— Risk Factors,” as well as those described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. Subsidiary, Costar Limited, acquired Grecam S.A.S. (“Grecam”) located in Paris, France, a provider of commercial property information and market-level surveys, studies and consulting services. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an investment property exchange located in London, England. The more recent acquisitions are discussed later in this section.

Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 2006, our expansion into the 21 new markets was complete.

In early 2005 we announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

In July 2006, we announced our intention to commence actively researching commercial properties in approximately 100 new Metropolitan Statistical Areas (“MSAs”) across the United States in an effort to expand the geographical coverage of our service offerings, including our new retail service. During 2006, in connection with our plan to actively research commercial properties in these new MSAs, we increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. Further, in support of our expanded research efforts, we opened a research facility under a short-term lease in White Marsh, Maryland and hired and trained additional researchers and other personnel. We intend to enter into a long-term lease for a new research facility in White Marsh, Maryland in 2007.

As a result of our recent acquisitions of Propex and Grecam, we also intend to invest further in our U.K. and French operations and to expand the coverage of our service offerings within the U.K. and France. CoStar intends to integrate its U.K. and French operations more fully with those of the U.S. and eventually to introduce a consistent international platform of service offerings.

Our current expansion plan, further geographical expansion into approximately 100 new MSAs, expansion of coverage of retail real estate information, expansion of our coverage in existing markets and expansion of our U.K. and French operations, has caused, and will continue to cause, our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, which may reduce our earnings or earnings growth.

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

We expect 2007 revenue to grow over 2006 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, continued geographic expansion and acquisitions. We expect that 2007 EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, could increase from 2006 based on the growth in EBITDA from U.S. operations which will be partially offset by our plan to expand and integrate our U.K. and French operations. We anticipate our EBITDA for our existing core platform to continue to grow principally due to growth in revenue.

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

In 2006, we issued restricted stock and stock options to our officers, directors and employees, and as a result we recorded additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We incurred approximately $4.2 million in total equity compensation expense in 2006.

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

For the years ended December 31, 2005 and 2006, our contract renewal rate was over 90%.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually on October 1st of each year for impairment and may be tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss as the extent to which the carrying amount of the asset exceeds its fair value.

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

As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2006, we continued to maintain a valuation allowance of approximately $337,000 for certain state net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023.

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

For the next two years, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states. Our U.K. expansion will generate net operating losses in the U.K. The loss in the U.K. will generate a lower tax benefit than if the costs were incurred in the U.S., thereby creating a higher effective tax rate in 2007.

Effective for fiscal quarters beginning after December 31, 2006, we will adopt the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect the adoption of FIN 48 to have a material impact on our results of operations and financial condition.

Accounting for employee stock options

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R “Accounting for Stock-Based Compensation” (SFAS 123R) utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new stock-based compensation awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled. Under the fair value recognition provisions of this statement we use the Black-Scholes option-pricing model to determine the fair value of our share-based compensation awards. This model employs the following key assumptions. Expected volatility is based on the annualized daily historical volatility of our stock price, over the expected life of the option. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives and expected dividends involve management’s best estimates at that time, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. In order to determine the portion of options and stock units expected to vest, we apply estimated forfeiture rates that are derived from historical employee termination behavior.

If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Fiscal Year Ended December 31,
	2004	2005	2006

Net income	$24,985	$6,457	$12,410
Purchase amortization in cost of revenues	2,453	1,250	1,205
Purchase amortization in operating expenses	4,351	4,469	4,183
Depreciation and other amortization	6,206	5,995	6,421
Interest income, net	(1,314)	(3,455)	(6,845)
Income tax (benefit) expense	(16,925)	4,340	8,516

EBITDA	$19,756	$19,056	$25,890

Cash flows provided by (used in)
Operating activities	$24,723	$22,919	$32,751
Investing activities	$(29,946)	$(38,732)	$(28,493)
Financing activities	$6,297	$7,412	$5,582

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Fiscal Year Ended December 31,
	2004		2005		2006

Revenues	$112,085	100.0%	$134,338	100.0%	$158,889	100.0%
Cost of revenues	35,384	31.6	44,286	33.0	56,136	35.3

Gross margin	76,701	68.4	90,052	67.0	102,753	64.7
Operating expenses:
Selling and marketing	29,458	26.3	38,351	28.6	41,774	26.3
Software development	8,492	7.6	10,123	7.5	12,008	7.6
General and administrative	27,654	24.6	27,550	20.5	30,707	19.3
Restructuring charge	—	0.0	2,217	1.7	—	0.0
Purchase amortization	4,351	3.9	4,469	3.3	4,183	2.6

Total operating expenses	69,955	62.4	82,710	61.6	88,672	55.8

Income from operations	6,746	6.0	7,342	5.4	14,081	8.9
Other income	1,314	1.2	3,455	2.6	6,845	4.3

Income before income taxes	8,060	7.2	10,797	8.0	20,926	13.2
Income tax expense (benefit)	(16,925)	(15.1)	4,340	3.2	8,516	5.4

Net income	$24,985	22.3%	$6,457	4.8%	$12,410	7.8%

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005

Revenues. Revenues grew 18.3% from $134.3 million in 2005 to $158.9 million in 2006. This increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross-selling to our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate 96% of our total revenues.

Gross Margin. Gross margin increased from $90.1 million in 2005 to $102.8 million in 2006. Gross margin percentage decreased from 67.0% in 2005 to 64.7% in 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. Cost of revenues increased from $44.3 million in 2005 to $56.1 million in 2006, principally due to increased research department hiring, training, compensation and other operating costs and the addition of offshore resources from our geographic and retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses increased from $38.4 million in 2005 to $41.8 million in 2006 and decreased as a percentage of revenues from 28.6% in 2005 to 26.3% in 2006. The increase in the amount of selling and marketing expenses is primarily due to sales and marketing efforts for our current retail and geographic expansion plan as well as costs associated with growth in the sales force. Additionally, stock-based compensation expense, due to the implementation of SFAS 123R, included in selling and marketing expenses for the year ended December 31, 2005, was $19,000 compared to approximately $1.3 million for the year ended December 31, 2006.

Software Development Expenses. Software development expenses increased from $10.1 million in 2005 to $12.0 million in 2006 and remained relatively consistent as a percentage of revenues from 7.5% in 2005 to 7.6% in

2006. The majority of the increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased from $27.6 million in 2005 to $30.7 million in 2006 and decreased as a percentage of revenues from 20.5% in 2005 to 19.3% in 2006. The increase in the amount of general and administrative expenses was primarily due to an increase in stock-based compensation, due to the implementation of SFAS 123R, from $290,000 in 2005 to $2.4 million for the year ended 2006 and an increase in professional services.

Restructuring Charge. In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio. The restructuring charge included amounts for wages, severance, occupancy and other costs. We did not incur any restructuring charges in 2006.

Purchase Amortization. Purchase amortization decreased from $4.5 million in 2005 to $4.2 million in 2006. This decrease was due to the completion of amortization for certain identifiable intangible assets during 2006.

Other Income. Interest income increased from $3.5 million in 2005 to $6.8 million in 2006. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates during the year.

Income Tax Expense. Income tax expense increased from $4.3 million in 2005 to $8.5 million in 2006 as a result of our increased profitability.

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004

Revenues. Revenues grew 19.9% from $112.1 million in 2004 to $134.3 million in 2005. The increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross-selling to our customer base across our service platform in existing markets combined with continued high renewal rates. In addition, NRB, which was acquired in January 2005, contributed approximately $1.9 million of our revenues for the year ended December 31, 2005. In 2005, our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, generated 95% of our total revenues.

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

Other Income. Interest income increased from $1.3 million in 2004 to $3.5 million in 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates during the year.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2005				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$31,343	$32,871	$34,320	$35,804	$37,274	$38,946	$40,571	$42,098
Cost of revenues	10,490	10,836	11,001	11,959	12,926	12,606	14,005	16,599

Gross margin	20,853	22,035	23,319	23,845	24,348	26,340	26,566	25,499
Operating expenses	19,839	20,818	22,347	19,706	22,500	23,942	20,730	21,500

Income from operations	1,014	1,217	972	4,139	1,848	2,398	5,836	3,999
Other income, net	604	719	932	1,200	1,426	1,610	1,852	1,957

Income before income taxes	1,618	1,936	1,904	5,339	3,274	4,008	7,688	5,956
Income tax expense	644	793	767	2,136	1,414	1,704	2,990	2,408

Net income	$974	$1,143	$1,137	$3,203	$1,860	$2,304	$4,698	$3,548

Net income per share – basic	$0.05	$0.06	$0.06	$0.17	$0.10	$0.12	$0.25	$0.19

Net income per share – diluted	$0.05	$0.06	$0.06	$0.17	$0.10	$0.12	$0.25	$0.18

	2005				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.5	33.0	32.1	33.4	34.7	32.4	34.5	39.4

Gross margin	66.5	67.0	67.9	66.6	65.3	67.6	65.5	60.6
Operating expenses	63.3	63.3	65.1	55.0	60.3	61.4	51.1	51.1

Income from operations	3.2	3.7	2.8	11.6	5.0	6.2	14.4	9.5
Other income, net	2.0	2.2	2.7	3.3	3.8	4.1	4.6	4.6

Income before income taxes	5.2	5.9	5.5	14.9	8.8	10.3	19.0	14.1
Income tax expense	2.1	2.4	2.2	6.0	3.8	4.4	7.4	5.7

Net income	3.1%	3.5%	3.3%	8.9%	5.0%	5.9%	11.6%	8.4%

Recent Acquisitions

National Research Bureau. On January 20, 2005, we acquired the assets of NRB, a leading provider of property information to the shopping center industry, from Claritas Inc. for approximately $4.1 million in cash.

Grecam S.A.S. On December 21, 2006, our U.K. Subsidiary, CoStar Limited, acquired Grecam, a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France. We acquired all of the assets of Grecam, together with all outstanding capital stock for approximately $2.0 million in cash.

Property Investment Exchange. On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired all outstanding capital stock of Propex, a U.K. company, from the shareholders of Propex pursuant to a Stock Purchase Agreement in exchange for consideration of approximately £11,000,000 (approximately $22.0 million), consisting of cash and 21,526 shares of CoStar common stock. The purchase price is subject to decrease based on Propex’s net worth as of the closing date. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Its suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

Accounting Treatment. All of the acquisitions discussed above have been accounted for using purchase accounting. The purchase price for each of the acquisitions was allocated primarily to acquired database technology, customer base and goodwill. The acquired database technology for each acquisition is being amortized on a straight-line basis over 5 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of NRB and Grecam have been consolidated with our results since the respective dates of acquisition. The operating results of each of NRB and Grecam are not considered material to our consolidated financial statements, and accordingly, pro forma financial information has not been presented for any of the acquisitions.

CoStar currently operates within one business segment. Due to the purchase of Grecam in December of 2006, the purchase of Propex in February of 2007 and the Company’s plan to expand the U.K. operations in 2007, the Company will operate in more than one segment in 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $158.1 million at December 31, 2006 compared to $134.2 million at December 31, 2005. Cash, cash equivalents and short-term investments increased principally as a result of EBITDA, interest income, and proceeds from exercise of stock options, partially offset by purchases of property and equipment and other assets, cash used for the purchase of Grecam, and changes in working capital accounts.

Net cash provided by operating activities for the year ended December 31, 2006 was $32.8 million compared to $22.9 million for the year ended December 31, 2005. The $9.9 million increase in net cash provided by operating activities is primarily due to increased earnings before non-cash charges for taxes, stock based compensation, provision for losses on accounts receivable, depreciation and amortization, partially offset by the net effect of changes in working capital.

Net cash used in investing activities was $28.5 million for the year ended December 31, 2006 compared to $38.7 million for the year ended December 31, 2005. This $10.2 million decrease in net cash used in investing activities was principally due to decreased net purchases and sales of short-term investments and less cash used in acquisitions, partially offset by increased purchases of property and equipment and other assets.

Net cash provided by financing activities was $5.6 million for the year ended December 31, 2006 compared to $7.4 million for the year ended December 31, 2005. The lower net cash produced by financing activities in 2006 compared to 2005 is due to a decrease in proceeds from the exercise of stock options.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

					2012 and
	Total	2007	2008-2009	2010-2011	thereafter

Operating leases	$28,634	$7,563	$12,922	$5,735	$2,414
Purchase obligations(1)	3,592	3,076	513	3	—

Total contractual principal cash obligations	$32,226	$10,639	$13,435	$5,738	$2,414

(1)	Amounts do not include current purchase obligations that may be renewed on the same or different terms or terminated by us or a third party.

During 2006, we incurred capital expenditures of approximately $13.0 million, including expenditures of approximately $7.8 million related to building photography costs and the purchase of field research vehicles and equipment in connection with our intention to actively research commercial properties in approximately 100 new MSA’s across the United States, and the remaining $5.2 million related to costs of supporting our existing operations. We expect to make capital expenditures in 2007 totaling approximately $12.0 million including significant investments in expansion facilities, building photography, network equipment and workstations to support expansion and ongoing operations. This estimate also includes $2.0 to $3.0 million in capital expenditures for the Company’s U.K. operations.

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

As of the fourth quarter of 2004, we determined that it was more likely than not that we would generate taxable income from operations and be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax we will owe on this taxable income. Prior to the fourth quarter of 2004, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate taxable income in the future. The release of the valuation allowance in the fourth quarter of 2004 resulted in a tax benefit of approximately $26.2 million. This included an income tax benefit of approximately $16.7 million that was recognized in our results from operations. We also recognized a tax benefit of approximately $9.5 million as additional paid-in capital for our net operating loss carryforwards attributable to tax deductions for stock options. As of December 31, 2006, we continued to maintain a valuation allowance of approximately $337,000 for certain state net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023.

For the next two years, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

Inflation may affect the way we operate in the U.S. and abroad. In general, we believe that over time we are able to increase the prices of our services to counteract the majority of the inflationary effects of increasing costs. We do not believe the impact of inflation has significantly affected our operations, and we do not anticipate that inflation will have a material impact on our operations in 2007.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after September 15, 2005 and we were required to adopt it beginning January 1, 2006. The adoption of SFAS 153 did not have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS 143”)” (“FIN 47”).” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The adoption of FIN 47 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 did not have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or “SFAS 157”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS 157 is not expected to have a material effect on our results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We provide information services to the commercial real estate and related business community in the United States, the United Kingdom and France. Our functional currency for our operations in the United Kingdom and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2006, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $4.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2006.

We have a substantial amount of intangible assets. Although, as of December 31, 2006, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 26thday of February 2007.

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

Signature	Capacity	Date

/S/ Michael R. Klein Michael R. Klein	Chairman of the Board	February 26, 2007

/S/ Andrew C. Florance Andrew C. Florance	Chief Executive Officer and President and a Director (Principal Executive Officer)	February 26, 2007

/S/ Frank A. Carchedi Frank A. Carchedi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2007

/S/ David Bonderman David Bonderman	Director	February 26, 2007

/S/ Warren H. Haber Warren H. Haber	Director	February 26, 2007

/S/ Josiah O. Low, III Josiah O. Low, III	Director	February 26, 2007

/S/ Christopher Nassetta Christopher Nassetta	Director	February 26, 2007

/S/ Catherine B. Reynolds Catherine B. Reynolds	Director	February 26, 2007

INDEX TO EXHIBITS

Exhibit
No.		Description

2.1		Offer Document by CoStar Limited for the share capital of Focus Information Limited (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3 of the Registrant (Reg. No. 333-106769) filed with the Commission on August 14, 2003).
3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)).
3.2		Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3		Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).
4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).
*10	.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10	.2	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).
*10	.3	Employment Agreement for Frank A. Carchedi (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).
*10	.3.1	Addendum to Employment Agreement, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Frank Carchedi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.4	Employment Terms for Craig Farrington (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2000).
*10	.4.1	Addendum to Employment Terms, dated as of April 1, 2004, between CoStar Realty Information, Inc. and Craig Farrington (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.5	Employment Agreement, dated as of November 29, 2004, between Christopher Tully and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
*10	.6	Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).
*10	.7	Form of Stock Option Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
*10	.7.1	Form of Stock Option Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.8.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
*10	.7.2	Form of Stock Option Agreement between the Registrant and Frank A. Carchedi (Incorporated by reference to Exhibit 10.8.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
*10	.8	Form of Restricted Stock Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
10.9		Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit
No.		Description

10.10		Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated June 30, 2002).
10.11		Exercise of Option to Extend Lease Term and Sublease Amendment (filed herewith).
10.12		Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
10.13		Office Lease, dated as of February 23, 2005, between CoStar Realty Information, Inc. and Crestpointe III, LLC. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004)
*10	.14	2007 Summary Sheet regarding Compensation for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2006).
10.15		CoStar Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
*10	.16	Confidential Separation Agreement and General Release (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
21.1		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.1		Powers of Attorney (Included in the Signature Pages to the Report).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CoStar Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2006 of CoStar Group, Inc. and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 19, 2007

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Revenues	$112,085	$134,338	$158,889
Cost of revenues	35,384	44,286	56,136

Gross margin	76,701	90,052	102,753

Operating expenses:
Selling and marketing	29,458	38,351	41,774
Software development	8,492	10,123	12,008
General and administrative	27,654	27,550	30,707
Restructuring charge	—	2,217	—
Purchase amortization	4,351	4,469	4,183

	69,955	82,710	88,672

Income from operations	6,746	7,342	14,081
Other income:
Interest income	1,314	3,455	6,845

Income before income taxes	8,060	10,797	20,926
Income tax (benefit) expense	(16,925)	4,340	8,516

Net income	$24,985	$6,457	$12,410

Net income per share — basic	$1.38	$0.35	$0.66

Net income per share — diluted	$1.33	$0.34	$0.65

Weighted average outstanding shares — basic	18,165	18,453	18,751

Weighted average outstanding shares — diluted	18,827	19,007	19,165

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$28,065	$38,159
Short-term investments	106,120	119,989
Accounts receivable, less allowance for doubtful accounts of approximately $1,602 and $1,966 as of December 31, 2005 and 2006	5,673	9,202

Deferred income taxes, net	4,475	7,904
Prepaid expenses and other current assets	2,205	3,497

Total current assets	146,538	178,751
Deferred income taxes, net	18,690	6,973
Property and equipment, net	15,144	18,407
Goodwill, net	43,563	46,497
Intangibles and other assets, net	22,847	23,172
Deposits	1,277	1,637

Total assets	$248,059	$275,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$1,878
Accrued wages and commissions	4,640	6,018
Accrued expenses	6,742	6,098
Deferred revenue	7,638	8,817
Deferred rent	1,533	1,334

Total current liabilities	22,037	24,145

Deferred income taxes, net	1,226	1,182
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 18,674 and 19,081 issued and outstanding as of December 31, 2005 and 2006	187	191
Additional paid-in capital	295,920	302,936
Accumulated other comprehensive income	1,348	4,520
Unearned compensation	(2,712)	—
Accumulated deficit	(69,947)	(57,537)

Total stockholders’ equity	224,796	250,110

Total liabilities and stockholders’ equity	$248,059	$275,437

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
				Additional		Other		Total
	Comprehensive	Common Stock		Paid-In	Unearned	Comprehensive	Accumulated	Stockholders’
	Income	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2003		17,877	$179	$267,183	$—	$2,396	$(101,389)	$168,369
Net income	$24,985	—	—	—	—	—	24,985	24,985
Foreign currency translation adjustment	1,729	—	—	—	—	1,729	—	1,729
Net unrealized loss on short-term investments	(166)	—	—	—	—	(166)	—	(166)

Comprehensive income	$26,548

Exercise of stock options		421	4	6,293	—	—	—	6,297
Release of valuation allowance related to the deferred tax benefit for exercised stock options		—	—	9,523	—	—	—	9,523
Stock issued for PeerMark acquisition		5	—	207	—	—	—	207

Balance at December 31, 2004		18,303	183	283,206	—	3,959	(76,404)	210,944
Net income	6,457	—	—	—	—	—	6,457	6,457
Foreign currency translation adjustment	(2,431)	—	—	—	—	(2,431)	—	(2,431)
Net unrealized loss on short-term investments	(180)	—	—	—	—	(180)	—	(180)

Comprehensive income	$3,846

Exercise of stock options		299	3	7,409	—	—	—	7,412
Deferred tax benefit for exercised stock options		—	—	2,215	—	—	—	2,215
Restricted stock		72	1	3,090	(3,091)	—	—	—
Amortization of unearned compensation		—	—	—	379	—	—	379

Balance at December 31, 2005		18,674	187	295,920	(2,712)	1,348	(69,947)	224,796
Net income	12,410	—	—	—	—		12,410	12,410
Foreign currency translation adjustment	2,950	—	—	—	—	2,950	—	2,950
Net unrealized loss on short-term investments	222	—	—	—	—	222	—	222

Comprehensive income	$15,582	—	—	—	—	—	—

Exercise of stock options		270	3	6,566	—	—	—	6,569
Swaps of shares for exercise		(20)	(1)	(938)	—	—	—	(939)
Restricted stock grants		165	2	34	—	—	—	36
Restricted stock grants surrendered		(12)	—	(234)	—	—	—	(234)
Stock compensation expense, net of forfeitures		—	—	4,094	—	—	—	4,094
Employee Stock Purchase Plan		4	—	206	—	—	—	206
Impact upon adoption of SFAS 123R		—	—	(2,712)	2,712	—	—	—

Balance at December 31, 2006		19,081	$191	$302,936	$—	$4,520	$(57,537)	$250,110

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2005	2006

Operating activities:
Net income	$24,985	$6,457	$12,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,525	5,725	5,734
Amortization	7,485	5,989	6,076
Income tax (benefit) expense	(17,052)	4,245	7,658
Provision for losses on accounts receivable	401	979	1,813
Stock based compensation expense	—	379	4,155
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	117	(2,652)	(5,080)
Prepaid expenses and other current assets	98	(330)	(1,205)
Deposits	(11)	(317)	(246)
Accounts payable and accrued expenses	3,064	1,683	688
Deferred revenue	111	761	748

Net cash provided by operating activities	24,723	22,919	32,751

Investing activities:
Purchases of short-term investments	(90,588)	(250,272)	(109,040)
Sales of short-term investments	71,944	224,234	95,393
Purchases of property and equipment and other assets	(9,032)	(8,393)	(12,959)
Acquisitions, net of acquired cash	(2,270)	(4,301)	(1,887)

Net cash used in investing activities	(29,946)	(38,732)	(28,493)

Financing activities:
Exercise of stock options	6,297	7,412	5,582

Net cash provided by financing activities	6,297	7,412	5,582

Effect of foreign currency exchange rates on cash and cash equivalents	90	(341)	254

Net increase (decrease) in cash and cash equivalents	1,164	(8,742)	10,094
Cash and cash equivalents at beginning of year	35,643	36,807	28,065

Cash and cash equivalents at end of year	$36,807	$28,065	$38,159

Supplemental disclosure of non-cash transactions:
Deferred tax benefit for exercised stock options	$9,523	$2,215	$—

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States, United Kingdom and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community in the United States, United Kingdom and France and operates within one business segment. The information services are typically distributed to its clients under subscription-based license agreements, which have a minimum term of one year and renew automatically.

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

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2004, 2005 and 2006.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statement of operations. The Company had an increase (decrease) in comprehensive income of approximately ($2.4) million and $3.0 million from the translation of its foreign subsidiary’s assets and liabilities into U.S. dollars for the years ended December 31, 2005 and 2006, respectively. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2005 and 2006.

Comprehensive Income

For the years ended December 31, 2004, 2005 and 2006, total comprehensive income was approximately $26.5 million, $3.8 million and $15.6 million, respectively. As of December 31, 2006, accumulated other comprehensive income included foreign currency translation adjustments of approximately $4.7 million and unrealized losses on short-term investments of approximately $147,000.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $584,000, $200,000 and $4.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expense in the consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company recognizes compensation costs for awards with graded vesting over the straight-line method.

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle. This amount was recorded in general and administrative expenses in the condensed consolidated statements of operations for the year ended December 31, 2006.

The impact of the adoption of SFAS 123R on the Company’s results of operations for the year ended December 31, 2006, was as follows (in thousands, except per share data):

Income from operations	$(2,860)
Income before taxes	(2,860)
Net income	(1,784)
Basic earnings per share	(0.10)
Diluted earnings per share	$(0.09)

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the year ended December 31, 2006, and no amounts were classified as an operating cash outflow or a financing cash inflow in the accompanying condensed consolidated statement of cash flows. Net cash proceeds from the exercise of stock options were approximately $6.3 million; $7.4 million and $5.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. There was no income tax benefit realized from stock option exercises for the year ended December 31, 2006

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the years ended December 31, was as follows (in thousands):

	Year Ended
	December 31,
	2004	2005	2006

Cost of revenues	$—	$8	$317
Selling and marketing	—	19	1,263
Software development	—	29	202
General and administrative	18	290	2,373

Total	$18	$346	$4,155

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the Company’s

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

results of operations for the year ended December 31, 2005. Previously reported amounts have not been restated in the Company’s financial statements.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the years ended December 31, 2004 and 2005, (in thousands, except per share data):

	Year Ended December 31,
	2004	2005

Net income, as reported	$24,985	$6,457
Add: stock-based employee compensation expense included in reported net income	11	216
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(7,610)	(3,560)

Pro forma net income	$17,386	$3,113

Net income per share:
Basic — as reported	$1.38	$0.35

Basic — pro forma	$0.96	$0.17

Diluted — as reported	$1.33	$0.34

Diluted — pro forma	$0.92	$0.16

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities. As of December 31, 2005 and 2006, cash of $714,000 and $742,000, respectively, was restricted to support letters of credit for security deposits.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Short-Term Investments — (Continued)

Scheduled maturities of investments classified as available for sale as of December 31, 2006 are as follows (in thousands):

Maturity	Fair Value

Due in:
2007	$75,400
2008-2011	25,952
2012-2016	3,159
2017 and thereafter	424

104,935
Securities with multiple maturities	15,054

Short-term investments	$119,989

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

The unrealized losses on the Company’s investments as of December 31, 2005 and 2006 were generated primarily from increases in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2005 and 2006.

The components of the investments in a loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2005		2006
		Gross		Gross
	Aggregate Fair	Unrealized	Aggregate Fair	Unrealized
	Value	Losses	Value	Losses

Government-sponsored enterprise obligations	16,428	(195)	3,810	(56)
Corporate debt securities	2,347	(8)	18,253	(114)

	$18,775	$(203)	$22,063	$(170)

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Short-Term Investments — (Continued)

The components of the investments in a loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2005		2006
		Gross		Gross
	Aggregate Fair	Unrealized	Aggregate Fair	Unrealized
	Value	Losses	Value	Losses

Government-sponsored enterprise obligations	7,860	(42)	4,442	(13)
U.S. treasury obligations	156	(1)	—	—
Corporate debt securities	24,553	(144)	10,207	(10)

	$32,569	$(187)	$14,649	$(23)

The gross unrealized gains as of December 31, 2005 and 2006 are approximately $21,000 and $50,000 respectively.

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

Acquired database technology, customer base and tradename are related to the Company’s acquisitions (See Notes 3 and 6). Acquired database technology and tradename are amortized on a straight-line basis over periods ranging from two to ten years. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Customer bases that arose from acquisitions prior to July 1, 2001 are amortized on a straight-line basis principally over a period of ten years. Customer bases that arose from acquisitions on or after July 1, 2001 are amortized on a 125% declining balance method over ten years. The cost of capitalized building photography is amortized on a straight-line basis over five years.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or “SFAS 157”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

New Accounting Pronouncements — (Continued)

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect the adoption of FIN 48 to have a material impact on our results of operations and financial condition.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations. The impact of this statement is disclosed in footnote 2.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for voluntary changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for prospectively as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations and financial condition.

3.	ACQUISITIONS

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

On December 21, 2006, the Company’s U.K. Subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. The Company acquired all of the assets of Grecam, together with all outstanding capital stock for approximately $2.0 million in cash. This amount is preliminary and may be adjusted after the purchase price allocation is complete.

All of the Company’s acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology, customer base and goodwill. The acquired database technology for each acquisition is being amortized on a straight-line basis over 4 years. The customer base for each acquisition, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of NRB and Grecam have been consolidated with those of the Company since the respective dates of acquisition and are not

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS — (Continued)

considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006

Leasehold improvements	$4,151	$4,450
Furniture, office equipment and research vehicles	12,947	18,171
Computer hardware and software	19,277	21,862

	36,375	44,483
Accumulated depreciation and amortization	(21,231)	(26,076)

Property and equipment, net	$15,144	$18,407

5.	GOODWILL

Goodwill consists of the following (in thousands):

	December 31,
	2005	2006

Goodwill	$54,786	$57,720
Accumulated amortization	(11,223)	(11,223)

Goodwill, net	$43,563	$46,497

The Company recorded goodwill of approximately $3.4 million for the NRB acquisition in January 2005 and recorded goodwill of approximately $1.1 million for the Grecam acquisition in December 2006. The remaining increase in goodwill in 2006 is related to foreign currency fluctuations.

During the fourth quarters of 2005 and 2006, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consists of the following (dollars in thousands):

			Weighted-
			Average
			Amortization
	December 31,	December 31,	Period
	2005	2006	(in years)

Building photography	$5,922	$9,902	5
Accumulated amortization	(4,853)	(5,567)

Building photography, net	1,069	4,335

Acquired database technology	20,626	22,101	4
Accumulated amortization	(19,096)	(20,107)

Acquired database technology, net	1,530	1,994

Acquired customer base	43,324	44,949	10
Accumulated amortization	(24,804)	(29,414)

Acquired customer base, net	18,520	15,535

Acquired tradename	4,198	4,198	10
Accumulated amortization	(2,470)	(2,890)

Acquired tradename, net	1,728	1,308

Intangibles and other assets, net	$22,847	$23,172

Amortization expense for intangibles and other assets was approximately $7.5 million; $6.0 million and $6.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2006 for future periods is expected to be approximately $6.1 million, $6.0 million, $4.4 million, $2.5 million and $1.5 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$105	$227	$414
State	22	57	220
Foreign	—	—	—

Total current	127	284	634

Deferred:
Federal	(13,361)	4,018	7,497
State	(2,764)	746	1,077
Foreign	(927)	(708)	(692)

Total deferred	(17,052)	4,056	7,882

Total provision (benefit) for income taxes	$(16,925)	$4,340	$8,516

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2005	2006

Deferred tax assets:
Reserve for bad debts	$523	$610
Accrued compensation	1,213	879
Stock compensation	133	776
Net operating losses	24,213	14,747
Restructuring reserve	390	201
Alternative minimum tax credits	425	820
Other liabilities	1,331	1,119

Total deferred tax assets	28,228	19,152

Deferred tax liabilities:
Prepaids	(498)	(644)
Depreciation	(329)	(323)
Identified intangibles associated with purchase accounting	(4,775)	(4,153)

Total deferred tax liabilities	(5,602)	(5,120)

Net deferred tax asset	22,626	14,032
Valuation allowance	(687)	(337)

Net deferred taxes	$21,939	$13,695

The net long-term deferred tax liability shown on the balance sheet includes deferred tax liabilities and assets related to the U.K. operations of the Company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES — (Continued)

The total net deferred tax asset of approximately $14.9 million shown on the balance sheet includes the tax liabilities and assets related to the U.S. operations of the Company. The net deferred tax liability related to the U.K. operations is shown separately because the U.K. operations are subject to a separate taxing jurisdiction.

For the years ended December 31, 2005 and 2006, a valuation allowance has been established primarily for certain state net operating loss carryforwards due to the uncertainty of realization. For the year ended December 31, 2004, management determined that because of the continuing improvement of operating results and the Company’s outlook for the future it was more likely than not that the Company would realize approximately $23.1 million of its net deferred tax assets through future taxable earnings. A valuation allowance continued to be established for certain state net operating loss carryforwards due to the uncertainty of realization. Approximately $9.5 million of the release of the valuation allowance was recorded directly to additional paid-in capital as the related deferred tax asset was generated from the exercise of employee stock options.

The Company’s change in valuation allowance was approximately $140,000 and $350,000 during the years ended December 31, 2005 and 2006, respectively. For the year ended December 31, 2006, the Company had income of approximately $23.4 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $2.5 million subject to applicable U.K. tax laws.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Expected federal income tax (benefit) provision at 34%	$2,847	$3,670	$7,115
State income taxes, net of federal benefit	353	533	1,014
Foreign income taxes, net effect	76	139	119
Stock compensation	—	—	528
Increase (decrease) in valuation allowance	(20,057)	3	(267)
Other adjustments	(144)	(5)	7

Income tax expense (benefit)	$(16,925)	$4,340	$8,516

The Company paid approximately $112,000, $95,000 and $858,000 in income taxes for the years ended December 31, 2004, 2005 and 2006, respectively.

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023. The Company has net operating loss carryforwards for U.K. income tax purposes of approximately $4.7 million, which do not expire. The Company also has alternative minimum tax credit carryforwards of approximately $820,000.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2004, 2005 and 2006 was approximately $6.1 million, $6.8 million and $7.0 million, respectively.

The Company entered into a sublease agreement during December 2006 that will terminate in March 2008. Future sublease income will total $365,000 over the remaining term.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES — (Continued)

Future minimum lease payments as of December 31, 2006 are as follows (in thousands):

2007	$7,563
2008	6,871
2009	6,051
2010	3,378
2011	2,357
2012 and thereafter	2,414

$28,634

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

Restructuring expenses (in thousands):

	Accrual balance as		Accrual balance as
	of December 31,	2006 charges	of December 31,
	2005	utilized	2006

Occupancy	$973	$439	$534
Wages, severance, and other costs	64	64	0

Total restructuring charge	$1,037	$503	$534

10.	STOCKHOLDERS’ EQUITY

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Year Ended December 31,
	2004	2005	2006

Numerator:
Net income	$24,985	$6,457	$12,410

Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,165	18,453	18,751
Effect of dilutive securities:
Stock options and warrants	662	554	414

Denominator for diluted net income per share — weighted-average outstanding shares	18,827	19,007	19,165

Net income per share — basic	$1.38	$0.35	$0.66

Net income per share — diluted	$1.33	$0.34	$0.65

Stock options and warrants to purchase approximately 1,188,000,  921,000 and 86,900 shares were outstanding as of December 31, 2004, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

12.	EMPLOYEE BENEFIT PLANS

Stock Incentive Plan

In June 1998 the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) prior to consummation of the Company’s initial public offering. The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 1998 Plan may be incentive or non-qualified. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options and restricted stock grants is determined by the Board of Directors and is generally three to four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable. The Company has reserved 3,750,000 shares of common stock for issuance under the 1998 Plan. Unless terminated sooner by the Board of Directors, the 1998 Plan will terminate in 2008. Approximately 440,000 and 181,000 shares were available for future grant under the 1998 Plan as of December 31, 2005 and 2006, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFIT PLANS — (Continued)

Stock Incentive Plan — (Continued)

Option activity was as follows:

				Weighted
				Average	Aggregate
			Weighted-	Remaining	Intrinsic
	Number of	Range of	Average	Contract Life	Value
	Shares	Exercise Price	Exercise Price	(in years)	(in thousands)

Outstanding at December 31, 2003	1,921,326	$3.45 - $52.13	$22.72
Granted	487,000	$39.00 - $45.18	$41.67
Exercised	(424,166)	$3.45 - $37.13	$14.84
Canceled or expired	(133,826)	$16.13 - $44.86	$27.25

Outstanding at December 31, 2004	1,850,334	$9.00 - $52.13	$29.21
Granted	10,000	$43.17 - $43.17	$43.17
Exercised	(292,474)	$9.00 - $44.86	$25.34
Canceled or expired	(93,963)	$17.25 - $45.18	$33.68

Outstanding at December 31, 2005	1,473,897	$9.00 - $52.13	$29.76
Granted	96,900	$51.92	$51.92
Exercised	(269,755)	$9.00 - $45.18	$24.35
Canceled or expired	(26,565)	$18.28 - $45.18	$37.85

Outstanding at December 31, 2006	1,274,477	$9.00 - $52.13	$32.23	5.69	$27,186

Exercisable at December 31, 2004	886,494	$9.00 - $52.13	$25.99

Exercisable at December 31, 2005	960,454	$9.00 - $52.13	$27.04

Exercisable at December 31, 2006	929,324	$9.00 - $52.13	$28.93	4.86	$22,891

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2004, 2005 and 2006, respectively and (ii) the exercise prices of the underlying awards, multiplied by 424,166, 292,474, and 269,755 options as of December 31, 2004, 2005 and 2006, respectively, that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised was $5.5 million, $5.9 million and $7.4 million for the years ended December 31, 2004, 2005, and 2006 respectively, determined as of the date of option exercise.

At December 31, 2006, there was $12.3 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.5 years.

The weighted-average grant date fair value of each option granted during the years ended December 2004, 2005 and 2006 was $28.90, $26.65 and $33.45 respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2004	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	67%	64%	61%
Risk-free interest rate	3.6%	4.4%	4.7%
Expected life (in years)	5	5	5

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFIT PLANS — (Continued)

Stock Incentive Plan — (Continued)

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number of	Contractual Life	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	(in years)	Exercise Price	Shares	Exercise Price

$9.00 - $18.06	144,247	4.13	$15.95	136,247	$15.84
$18.12 - $21.31	127,839	5.55	$19.28	111,089	$19.40
$21.67 - $28.15	189,518	5.49	$26.16	166,018	$25.91
$29.00 - $29.00	1,000	2.61	$29.00	1,000	$29.00
$30.00 - $30.00	180,000	2.25	$30.00	180,000	$30.00
$30.06 - $31.50	128,603	5.12	$30.42	108,040	$30.49
$32.00 - $39.53	166,745	6.84	$38.97	89,743	$38.80
$39.81 - $44.86	160,375	7.15	$43.38	84,437	$43.44
$45.18 - $51.92	175,150	8.83	$48.55	51,750	$45.27
$52.13 - $52.13	1,000	3.20	$52.13	1,000	$52.13

$9.00 - $52.13	1,274,477	5.69	$32.23	929,324	$28.93

The following table presents unvested restricted stock awards activity for the year ended December 31, 2006:

		Weighted
		Average Grant
		Date
	Number	Fair Value per
	of Shares	Share

Unvested restricted stock at December 31, 2005	71,807	$50.14
Granted	165,290	$48.98
Vested	(17,601)	$42.57
Canceled	(7,219)	$44.93

Unvested restricted stock at December 31, 2006	212,277	$47.46

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. The Company matched 100% in 2004, 2005 and 2006 of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2004, 2005 and 2006 were approximately $1.2 million, $1.6 million and $2.0 million, respectively. The Company paid administrative expenses in connection with the 401(k) plan of approximately $20,000, $18,000 and $25,000 for the years ended December 31, 2004, 2005 and 2006 respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFIT PLANS — (Continued)

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2004, 2005 and 2006 were approximately $146,000, $175,000 and $193,000 respectively.

Employee Stock Purchase Plan

As of August 1, 2006 the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold from the employees’ compensation and use the withheld amounts to purchase shares of the Company’s common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. There are 95,489 shares available for purchase under the plan as of December 31, 2006 and approximately 4,000 shares of the Company’s common stock were purchased during 2006.

13.	SUBSEQUENT EVENTS

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired all outstanding capital stock of Propex, a U.K. company, from the shareholders of Propex pursuant to a Stock Purchase Agreement in exchange for consideration of approximately £11,000,000 (approximately $22.0 million), consisting of cash and 21,526 shares of CoStar common stock. The purchase price is subject to decrease based on Propex’s net worth as of the closing date. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Its suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. The purchase price will be principally allocated to various working capital accounts, database technology, customer base and goodwill. The acquired database technology and customer base will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.