Form 10-Q
period 2007-03-31
COSTAR GROUP INC
filed 2007-05-10
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [X ]    Accelerated filer [   ]    Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 1, 2007 there were 19,194,545 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$44,831	$37,274
Cost of revenues	17,826	12,926
Gross margin	27,005	24,348

Operating expenses:
Selling and marketing	13,166	10,925
Software development	3,070	2,898
General and administrative	8,063	7,569
Purchase amortization	1,270	1,108
	25,569	22,500

Income from operations	1,436	1,848
Other income, net	1,862	1,426

Income before income taxes	3,298	3,274
Income tax expense, net	1,484	1,414

Net income	$1,814	$1,860

Net income per share — basic	$0.10	$0.10
Net income per share — diluted	$0.09	$0.10

Weighted average outstanding shares — basic	18,896	18,692
Weighted average outstanding shares — diluted	19,207	19,269

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,118	$38,159
Short-term investments	107,230	119,989
Accounts receivable, less allowance for doubtful accounts of approximately $2,606 and $1,966 as of March 31, 2007 and December 31, 2006	10,103	9,202
Deferred income taxes, net	7,904	7,904
Prepaid expenses and other current assets	4,028	3,497
Total current assets	172,383	178,751

Deferred income taxes	5,119	6,973
Property and equipment, net	19,616	18,407
Goodwill, net	61,600	46,497
Intangibles and other assets, net	30,847	23,172
Deposits	1,287	1,637
Total assets	$290,852	$275,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and deferred rent	$3,018	$3,212
Accrued wages and commissions	7,531	6,018
Accrued expenses	10,628	6,098
Deferred revenue	12,256	8,817
Total current liabilities	33,433	24,145

Deferred income taxes	2,497	1,182

Total stockholders’ equity	254,922	250,110

Total liabilities and stockholders’ equity	$290,852	$275,437

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$1,814	$1,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,744	1,354
Amortization	1,866	1,459
Stock-based compensation expense related to stock options and restricted stock	1,529	998
Income tax expense, net	1,484	1,108
Provision for losses on accounts receivable	517	295
Changes in operating assets and liabilities, net of acquisitions	2,189	(276)
Net cash provided by operating activities	11,143	6,798

Investing activities:
Purchases of short-term investments	(26,382)	(25,461)
Sales of short-term investments	39,225	34,272
Purchases of property and equipment and other assets	(2,581)	(1,225)
Acquisition, net of cash acquired	(16,737)	-
Net cash (used in) provided by investing activities	(6,475)	7,586

Financing activities:
Proceeds from exercise of stock options	362	2,629
Net cash provided by financing activities	362	2,629
Effect of foreign currency exchange rates on cash and cash equivalents	(71)	15
Net increase in cash and cash equivalents	4,959	17,028
Cash and cash equivalents at the beginning of period	38,159	28,065
Cash and cash equivalents at the end of period	$43,118	$45,093

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States, the United Kingdom, and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within two segments, United States and International. The Company’s information services are typically distributed to its clients under subscription-based license agreements, which have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of future financial results.

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

Foreign Currency Translation (continued)

transactions are included in the consolidated statements of operations. The Company had a comprehensive loss of approximately $11,000 for the three months ended March 31, 2007 and comprehensive income of $220,000 for the three months ended March 31, 2006. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2007 and 2006.

Comprehensive Income

During the three months ended March 31, 2007 and 2006, total comprehensive income was approximately $1.9 million. As of March 31, 2007, accumulated comprehensive income included foreign currency translation adjustments of approximately $4.7 million and an unrealized loss on short-term investments of approximately $61,000.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options and restricted stock. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Numerator:
Net income	$1,814	$1,860
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,896	18,692
Effect of dilutive securities:
Stock options	311	577
Denominator for diluted net income per share — weighted-average outstanding shares	19,207	19,269

Net income per share — basic	$0.10	$0.10
Net income per share — diluted	$0.09	$0.10

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

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

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Cost of revenues	$254	$28
Selling and marketing	379	320
Software development	95	43
General and administrative	801	607
Total	$1,529	$998

Options to purchase 35,680 shares were exercised during the three months ended March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” or “SFAS 157”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently in the process of assessing the provisions of SFAS No. 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. We have not yet determined whether we will elect to measure items subject to SFAS No. 159 at fair value, and as a result, have not assessed any potential impacts of adoption on our consolidated financial statements.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

3.	ACQUISITIONS

On December 21, 2006, CoStar Limited, a wholly-owned U.K. subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France. The Company acquired all of the outstanding capital stock of Grecam, for approximately $2.0 million in cash.

On February 16, 2007, CoStar Limited acquired all of the outstanding capital stock of Property Investment Exchange (“Propex”), for approximately $22.0 million, consisting of cash, deferred consideration of $2.9 million included in accrued expenses as of March 31, 2007, and 21,526 shares of CoStar common stock. The purchase price is subject to downward adjustment based on Propex’s financial position as of the closing date. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

These acquisitions were accounted for using purchase accounting. The purchase price for each acquisition was primarily allocated to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over 4 years. The customer base, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Trade names are being amortized on a straight-line basis over 3 years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for either acquisition.

4.	GOODWILL

Goodwill consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)

Goodwill	$72,823	$57,720
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$61,600	$46,497

The Company recorded goodwill of approximately $15.3 million for the Propex acquisition in February 2007, offset by a purchase accounting adjustment in the goodwill estimate previously recorded for the Grecam acquisition in December 2006.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands except amortization period data):

	March 31, 2007	December 31, 2006	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$10,180	$9,902	5
Accumulated amortization	(5,840)	(5,567)
Building photography, net	4,340	4,335

Acquired database technology	21,301	22,101	4
Accumulated amortization	(20,223)	(20,107)
Acquired database technology, net	1,078	1,994

Acquired customer base	50,060	44,949	10
Accumulated amortization	(30,539)	(29,414)
Acquired customer base, net	19,521	15,535

Acquired tradename and other	9,165	4,198	6
Accumulated amortization	(3,257)	(2,890)
Acquired tradename and other, net	5,908	1,308

Intangibles and other assets, net	$30,847	$23,172

6.	INCOME TAXES

The income tax provision for the three months ended March 31, 2007 and March 31, 2006, reflects a 45.0% and 43.2% effective tax rate, respectively. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of March 31, 2007, the Company continues to maintain a valuation allowance of approximately $337,000 for certain state net operating loss carryforwards.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $226,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods.

The Company’s federal and state income tax returns for tax years 2003 through 2006 remain open to examination. The Company’s U.K. income tax returns for tax years 2001 through 2006 remain open to examination.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

6.	INCOME TAXES (CONTINUED)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, included in the $226,000 of unrecognized tax benefits is $31,000 accrued for interest and $52,000 accrued for penalties.

7.	COMMITMENTS AND CONTINGENCIES

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

8.	SEGMENT REPORTING

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion in 2007, the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the United States and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net-income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of business. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (CONTINUED)

8.	SEGMENT REPORTING (CONTINUED)

Summarized information by segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Revenues
United States	$40,181	$34,424
International	4,650	2,850
Total Revenues	$44,831	$37,274

EBITDA
United States	$5,850	$4,681
International	(804)	(20)
Total EBITDA	$5,046	$4,661

Reconciliation of EBITDA to Net Income
EBITDA	$5,046	$4,661
Purchase amortization in cost of revenues	(325)	(256)
Purchase amortization in operating expenses	(1,270)	(1,108)
Depreciation and other amortization	(2,015)	(1,449)
Interest income, net	1,862	1,426
Income tax expense, net	(1,484)	(1,414)
Net Income	$1,814	$1,860

International EBITDA includes a corporate allocation of approximately $775,000 and $252,000 for the three months ended March 31, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2. for additional factors relating to such statements, and see “Risk Factors” in Item 1A. of Part II of this Report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the United Kingdom with our acquisition of London-based Property Intelligence. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the United Kingdom through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an investment property exchange located in London, England. The more recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

Our current expansion plan began in 2004 and included entering 21 new metropolitan markets throughout the United States, as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets during 2005 and 2006. As of February 2006, our expansion into the 21 new markets was complete.

In early 2005, we announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

In July 2006, we announced our intention to commence actively researching commercial properties in approximately 100 new Metropolitan Statistical Areas (“MSAs”) across the United States in an effort to expand the geographical coverage of our service offerings, including our new retail service. During 2006, in connection with our plan to actively research commercial properties in these new MSAs, we increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. Further, in support of our expanded research efforts, we opened a research facility under a short-term lease in White Marsh, Maryland and hired and trained additional researchers and other personnel. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland.

As a result of our recent acquisitions of Propex and Grecam, we intend to invest further in our U.K. and French operations and to expand the coverage of our service offerings within the U.K. and France. CoStar intends to integrate its U.K. and French operations more fully with those of the U.S. and eventually to introduce a consistent international platform of service offerings.

Our current expansion plan, including further geographical expansion into approximately 100 new MSAs, expansion of coverage of retail real estate information, expansion of our coverage in existing markets and expansion of our U.K. and French operations, has caused, and will continue to cause, our cost structure to escalate in advance of the revenues that we expect to generate from these new markets and services, which may reduce our earnings or earnings growth.

We also expect to continue to develop and distribute new services, expand existing services, consider strategic acquisitions, and expand our sales and marketing organization. Any future significant expansion could reduce our profitability and significantly increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable and provide substantial funding for our overall business, it is possible that further overall expansion could cause us to generate losses and negative cash flow from operations in the future.

We expect 2007 revenue to grow over 2006 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, continued geographic expansion and acquisitions. We expect that 2007 EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, could increase from 2006 based on the growth in EBITDA from U.S. operations, which will be partially offset by our plan to expand and integrate our international operations. We anticipate that our EBITDA for our existing core platform will continue to grow principally due to growth in revenue.

In 2006, we issued restricted stock and stock options to our officers, directors and employees, and as a result we recorded additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We incurred approximately $4.2 million in total equity compensation expense in 2006, and expect to incur approximately $6.0 million in 2007.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services, Propex services, and Grecam services, currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the three months ended March 31, 2007 and 2006, our contract renewal rates were approximately 92.4% and 94.0%, respectively.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by operating segment on October 1st of each year for impairment, and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the carrying amount of the asset exceeds its fair value.

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

As of March 31, 2007, we continued to maintain a valuation allowance of approximately $337,000 primarily for certain state net operating loss carryforwards. At March 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023. Our decision to maintain only a minimal valuation allowance on our deferred tax asset is based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carryforwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, and renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

Our U.K. expansion is expected to generate net operating losses in the U.K. The losses in the U.K. will generate a lower tax benefit than if the losses were incurred in the U.S. because the corporate tax rates are lower in the U.K. than in the U.S., thereby creating a higher overall effective tax rate in 2007. For 2007, we expect to record income tax expense on our results from operations at an effective rate of approximately 45%. In 2007, however, we expect the majority of our taxable income to be offset by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

In determining the quarterly annual provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, permanent timing difference, and tax planning opportunities available in the various jurisdictions in which we operate.

Non-GAAP Financial Measure

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our net income before interest, income taxes, depreciation and amortization. We disclose EBITDA on a company-wide and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measure that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business. We believe that EBITDA, when viewed with our GAAP results and the accompanying reconciliation, provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 19 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information services, which included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Net income	$1,814	$1,860
Purchase amortization in cost of revenues	325	256
Purchase amortization in operating expenses	1,270	1,108
Depreciation and other amortization	2,015	1,449
Interest income, net	(1,862)	(1,426)
Income tax expense, net	1,484	1,414
EBITDA	$5,046	$4,661

Cash flows provided by (used in)
Operating activities	$11,143	$6,798
Investing activities	(6,475)	7,586
Financing activities	362	2,629

Comparison of Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

      Revenues. Revenues increased from $37.3 million in the first quarter of 2006 to $44.8 million in the first quarter of 2007. This increase in revenue is due to further penetration of our subscription-based information services, the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates, and additional revenues from acquired companies, including Grecam in December 2006 and Propex in February 2007. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services, Propex services, and Grecam services currently generate 95% of our total revenues.

Gross Margin. Gross margin increased from $24.3 million in the first quarter of 2006 to $27.0 million in the first quarter of 2007. The gross margin percentage decreased from 65.3% in the first quarter of 2006 to 60.2% in the first quarter of 2007. The decrease in gross margin percentage was principally due to an increase in the cost of revenues from $12.9 million for the first quarter of 2006 to $17.8 million for the first quarter of 2007. The increase in cost of revenues resulted from research department hiring, training, compensation and other operating costs, the addition of offshore resources for our retail and 100 MSA expansions, as well as costs of acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased from $10.9 million in the first quarter of 2006 to $13.2 million in the first quarter of 2007, and remained consistent as a percentage of revenues at 29.3% in the first quarter of 2006 and 29.4% in the first quarter of 2007. The increase in the amount of selling and marketing expenses is primarily due to increased sales commissions and growth in the sales force, as well as costs associated with sales and marketing efforts for our current expansion plan.

Software Development Expenses. Software development expenses increased from $2.9 million in the first quarter of 2006 to $3.1 million in the first quarter of 2007 and decreased as a percentage of revenues from 7.8% in the first quarter of 2006 to 6.8% in the first quarter of 2007. The increase in the amount of software and development expenses was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased from $7.6 million in the first quarter of 2006 to $8.1 million in the first quarter of 2007 and decreased as a percentage of revenues from 20.3% in the first quarter of 2006 to 18.0% in the first quarter of 2007. The increase in the amount includes increases in equity compensation and costs associated with the Propex acquisition. The decrease in the percentage was primarily due to our continued efforts to control and leverage our overhead costs.

    Purchase Amortization. Purchase amortization increased from $1.1 million in the first quarter of 2006 to $1.3 million in the first quarter of 2007, and decreased as a percentage of revenues from 3.0% in the first quarter of 2006 to 2.8% in the first quarter of 2007. This increase in the amount was due to the acquisitions of Grecam in December 2006 and Propex in February 2007.

Other Income, Net. Other income increased from $1.4 million in the first quarter of 2006 to $1.9 million in the first quarter of 2007. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances for the first quarter of 2007 and increased interest rates for the first quarter of 2007 as compared to the first quarter of 2006.

Income Tax Expense, Net. Income tax expense remained relatively consistent at $1.4 million in the first quarter of 2006 and $1.5 million in the first quarter of 2007.

Business Segment Results

Due to the increased size, complexity, and funding requirements associated with our international expansion in 2007, we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the United States and International, (which includes the U.K. and France). Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. U.S. revenues increased from $34.4 million in the first quarter of 2006 to $40.2 million in the first quarter of 2007. This increase in U.S revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. International revenues increased from $2.9 million in the first quarter of 2006 to $4.7 million in the first quarter of 2007. This increase in international revenue is principally a result of a combination of a further penetration of our subscription-based information services and the acquisitions of Propex and Grecam.

Segment EBITDA. U.S. EBITDA increased from $4.7 million in the first quarter of 2006 to $5.9 million in the first quarter of 2007. The increase in U.S. EBITDA was due to increased revenue, partially offset by increased research costs, sales commissions, and growth in the sales force as a result of our current expansion. International EBITDA increased from a loss of $20,000 in the first quarter of 2006 to a loss of $804,000 in the first quarter of 2007. This increased loss is due to our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $775,000 and $252,000 for the three months ended March 31, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Recent Acquisitions

Grecam. S.A.S. On December 21, 2006, CoStar Limited, a wholly owned subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. CoStar Limited acquired all of the outstanding capital stock of Grecam, for approximately $2.0 million in cash.

Propex. On February 16, 2007, CoStar Limited acquired Property Investment Exchange (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million in cash, deferred consideration, and common stock.

Accounting Treatment. These acquisitions have been accounted for using purchase accounting. The purchase price for each acquisition was allocated primarily to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over 4 years. The customer base for the acquisitions, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. Trade names are being amortized on a straight-line basis over 3 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with our results since the date of acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for either acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased from $158.1 million at December 31, 2006 to $150.3 million at March 31, 2007. The decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 2007 is primarily due to our acquisition of Propex on February 16, 2007, which used approximately $16.7 million, net of cash acquired, and purchases of property and equipment partially offset by earnings before non-cash charges for taxes, stock-based compensation, provision for losses on accounts receivable, depreciation, amortization, and changes in working capital.

Net cash provided by operating activities for the three months ended March 31, 2007 was $11.1 million compared to $6.8 million for the three months ended March 31, 2006. This $4.3 million increase in net cash provided by operating activities was principally due to changes in working capital and increased earnings before non-cash charges for taxes, stock-based compensation, provision for losses on accounts receivable, depreciation, amortization, and changes in working capital.

Net cash used by investing activities was $6.5 million for the three months ended March 31, 2007, compared to net cash provided by investing activities of $7.6 million for the three months ended March 31, 2006. This $14.1 million increase in net cash used by investing activities was principally due to the acquisition of Propex for approximately $16.7 million, net of acquired cash and increased purchases of property and equipment, partially offset by increased net sales of short-term investments.

Net cash provided by financing activities was $362,000 for the three months ended March 31, 2007, compared to $2.6 million for the three months ended March 31, 2006. This $2.3 million decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

During the three months ended March 31, 2007, we incurred capital expenditures of approximately $2.6 million. Additionally, we expect to incur approximately $2.0 to $4.0 million of capital expenditures in the second quarter of 2007 and continue to expect to incur approximately $12.0 million of capital expenditures for the year ended December 31, 2007. We also expect to incur approximately $1.4 million of pre-tax incremental expense during the second quarter of 2007 for seasonal costs associated with the International Council of Shopping Centers’ (“ICSC”) tradeshow, which occurs during the second quarter.

On March 9, 2007, the Company entered into an operating lease agreement, pursuant to which the Company has agreed to lease approximately 32,341 square feet of office space located in White Marsh, Maryland. The lease has an initial term of 60 months and an average base rent of $24.95 per rentable square foot per year.

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

For the foreseeable future, we expect to record income tax expense on our results from operations at an effective rate of approximately 45%. In 2007, however, we expect the majority of our taxable income to be absorbed by our net operating loss carryforwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which became effective for the Company beginning 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently in the process of assessing the provisions of SFAS No. 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. We have not yet determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed any potential impacts of adoption on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2007 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the United States, United Kingdom, and France. Our functional currency for our operations in the United Kingdom and France is the local currency. As such, fluctuations in the British Pound or Euro may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2007, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $4.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2007.

We have a substantial amount of intangible assets. Although, as of March 31, 2007, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2007	114(1)	$49.99	--	--
February 1 through 28, 2007	--	--	--	--
March 1 through 31, 2007	3,017(1)	$45.45	--	--
Total	3,131(1)	$45.62	--	--

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

10.1  CoStar Group, Inc. 2007 Stock Incentive Plan (filed herewith)

10.2  White Marsh Lease (filed herewith)

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

COSTAR GROUP, INC.
Date: May 9, 2007	By:	/s/ Frank A. Carchedi
Frank A. Carchedi Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)