Form 10-Q
period 2007-06-30
COSTAR GROUP INC
filed 2007-08-08
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 19,233,663 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$47,794	$38,946	$92,625	$76,220
Cost of revenues	19,318	12,606	37,144	25,532
Gross margin	28,476	26,340	55,481	50,688

Operating expenses:
Selling and marketing	14,662	12,109	27,828	23,034
Software development	3,270	3,084	6,340	5,982
General and administrative	9,089	7,633	17,152	15,202
Purchase amortization	1,209	1,116	2,479	2,224
	28,230	23,942	53,799	46,442

Income from operations	246	2,398	1,682	4,246
Other income, net	1,891	1,610	3,753	3,036

Income before income taxes	2,137	4,008	5,435	7,282
Income tax expense, net	962	1,704	2,446	3,118

Net income	$1,175	$2,304	$2,989	$4,164

Net income per share — basic	$0.06	$0.12	$0.16	$0.22
Net income per share — diluted	$0.06	$0.12	$0.15	$0.22

Weighted average outstanding shares — basic	18,952	18,822	18,928	18,757
Weighted average outstanding shares — diluted	19,348	19,261	19,284	19,187

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$36,434	$38,159
Short-term investments	118,041	119,989
Accounts receivable, less allowance for doubtful accounts of approximately $2,572 and $1,966 as of June 30, 2007 and December 31, 2006, respectively	8,969	9,202
Deferred income taxes, net	7,904	7,904
Prepaid expenses and other current assets	3,413	3,497
Total current assets	174,761	178,751

Deferred income taxes	3,668	6,973
Property and equipment, net	19,968	18,407
Goodwill, net	62,618	46,497
Intangibles and other assets, net	29,221	23,172
Deposits	1,723	1,637
Total assets	$291,959	$275,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and deferred rent	$3,750	$3,212
Accrued wages and commissions	5,418	6,018
Accrued expenses	10,710	6,098
Deferred revenue	10,923	8,817
Total current liabilities	30,801	24,145

Deferred income taxes	1,803	1,182

Total stockholders’ equity	259,355	250,110

Total liabilities and stockholders’ equity	$291,959	$275,437

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$2,989	$4,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,615	2,682
Amortization	3,976	2,992
Stock-based compensation expense related to stock options and restricted stock	3,062	1,993
Income tax expense, net	2,446	2,753
Provision for losses on accounts receivable	929	606
Changes in operating assets and liabilities, net of acquisitions	(233)	611
Net cash provided by operating activities	16,784	15,801

Investing activities:
Purchases of short-term investments	(64,583)	(61,269)
Sales of short-term investments	66,431	54,189
Purchases of property and equipment and other assets	(4,927)	(3,949)
Acquisition, net of cash acquired	(16,737)	-
Net cash used in investing activities	(19,816)	(11,029)

Financing activities:
Proceeds from exercise of stock options	1,212	4,341
Net cash provided by financing activities	1,212	4,341
Effect of foreign currency exchange rates on cash and cash equivalents	95	72
Net (decrease) increase in cash and cash equivalents	(1,725)	9,185
Cash and cash equivalents at the beginning of period	38,159	28,065
Cash and cash equivalents at the end of period	$36,434	$37,250

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States, as well as within the United Kingdom (“U.K.”) and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within two segments, United States and International. The Company’s information services are typically distributed to its clients under subscription-based license agreements, which have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase in comprehensive income of approximately $1.1 million and $885,000 for the three months ended June 30, 2007 and 2006, respectively, and an increase in comprehensive income of $1.0 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively, from translation. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2007 and 2006.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

During the three months ended June 30, 2007 and 2006, total comprehensive income was approximately $2.0 million and $3.1 million, respectively, and during the six months ended June 30, 2007 and 2006, total comprehensive income was $3.9 million and $5.0 million, respectively. As of June 30, 2007, accumulated comprehensive income included foreign currency translation adjustments of approximately $5.7 million and an unrealized loss on short-term investments of approximately $247,000.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2007	2006	2007	2006

Net income	$1,175	$2,304	$2,989	$4,164
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,952	18,822	18,928	18,757
Effect of dilutive securities:
Stock options and restricted stock	396	439	356	430
Denominator for diluted net income per share — weighted-average outstanding shares	19,348	19,261	19,284	19,187

Net income per share — basic	$0.06	$0.12	$0.16	$0.22
Net income per share — diluted	$0.06	$0.12	$0.15	$0.22

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

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

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and six months ended June 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$262	$123	$516	$151
Selling and marketing	290	296	669	616
Software development	99	46	194	89
General and administrative	882	530	1,683	1,137
Total	$1,533	$995	$3,062	$1,993

Options to purchase 31,721 and 73,260 shares were exercised during the three months ended June 30, 2007 and 2006, respectively.  Options to purchase 67,401 and 175,823 shares were exercised during the six months ended June 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements— (Continued)

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Comany has assessed the provisions of SFAS No. 159 and determined that it is not expected to have a material effect on the results of operations or financial position of the Company.

3.	ACQUISITIONS

On December 21, 2006, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. The Company acquired all of the outstanding capital stock of Grecam for approximately $2.0 million in cash.

On February 16, 2007, CoStar Limited acquired all of the outstanding capital stock of Property Investment Exchange Limited (“Propex”) for approximately $22.0 million, consisting of cash, deferred consideration of $2.9 million included in accrued expenses as of March 31, 2007, and 21,526 shares of CoStar common stock. The purchase price is subject to downward adjustment based on final determination of Propex’s financial position as of the closing date. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

These acquisitions were accounted for using purchase accounting. The purchase accounting for the Grecam and Propex acquisitions is preliminary until the valuation of the intangibles is finalized. The purchase price for each acquisition was primarily allocated to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over four years. The customer base, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. Trade names are being amortized on a straight-line basis over three years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for either acquisition.

4.	GOODWILL

Goodwill consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)

Goodwill	$73,841	$57,720
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$62,618	$46,497

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	GOODWILL — (CONTINUED)

The Company recorded goodwill of approximately $15.3 million for the Propex acquisition in February 2007, offset by a reduction in the  goodwill previously estimated  for the Grecam acquisition in December 2006.

5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2007	December 31, 2006	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$10,327	$9,902	5
Accumulated amortization	(6,128)	(5,567)
Building photography, net	4,199	4,335

Acquired database technology	21,352	22,101	4
Accumulated amortization	(20,377)	(20,107)
Acquired database technology, net	975	1,994

Acquired customer base	50,402	44,949	10
Accumulated amortization	(31,835)	(29,414)
Acquired customer base, net	18,567	15,535

Acquired trade name and other	9,270	4,198	6
Accumulated amortization	(3,790)	(2,890)
Acquired trade name and other, net	5,480	1,308

Intangibles and other assets, net	$29,221	$23,172

6.	INCOME TAXES

The income tax provision reflects a 45.0% and 42.9% effective tax rate for the six months ended June 30, 2007 and 2006, respectively. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of June 30, 2007, the Company continues to maintain a valuation allowance of approximately $337,000 for certain state net operating loss carry-forwards.

The Company adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $226,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods. There have been no material changes in the

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INCOME TAXES — (CONTINUED)

amount of unrecognized tax benefits since adoption, and the Company anticipates no significant changes in the next 12 months.

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion in 2007, the Company began to manage the business geographically in two operating segments with the primary areas of measurement and decision-making being the United States and International, which includes the U.K. and France.  Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization.  Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
United States	$41,881	$35,840	$82,062	$70,264
International	5,913	3,106	10,563	5,956
Total revenues	$47,794	$38,946	$92,625	$76,220

EBITDA
United States	$5,754	$5,076	$11,604	$9,757
International	(1,527)	183	(2,331)	163
Total EBITDA	$4,227	$5,259	$9,273	$9,920

Reconciliation of EBITDA to net income
EBITDA	$4,227	$5,259	$9,273	$9,920
Purchase amortization in cost of revenues	(623)	(261)	(948)	(517)
Purchase amortization in operating expenses	(1,209)	(1,116)	(2,479)	(2,224)
Depreciation and other amortization	(2,149)	(1,484)	(4,164)	(2,933)
Interest income, net	1,891	1,610	3,753	3,036
Income tax expense, net	(962)	(1,704)	(2,446)	(3,118)
Net income	$1,175	$2,304	$2,989	$4,164

International EBITDA includes a corporate allocation of approximately $975,000 and $252,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $504,000 for the six months ended June 30, 2007 and 2006, respectively.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Property and equipment, net
United States	$17,096	$16,907
International	2,872	1,500
Total property and equipment, net	$19,968	$18,407

Assets
United States	$283,060	$271,179
International	65,115	33,718
Total segment assets	$348,175	$304,897

Reconciliation of segment assets to total assets
Total segment assets	$348,175	$304,897
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(37,873)	(11,117)
Total assets	$291,959	$275,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2. for additional factors relating to such statements and see “Risk Factors” in Item 1A. of Part II of this Report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the United States and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired Comps, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau (“NRB”), a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an investment property exchange located in London, England. The more recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S., as well as expanding the geographical boundaries of many of our existing U.S. and U.K. markets. As of February 2006, our expansion into the 21 new markets was complete.

In early 2005, we announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

During the second half of 2006, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles.  In support of our expanded research efforts, we opened a research facility under a short-term lease in White Marsh, Maryland and hired and trained additional researchers and other personnel. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland.  We plan to move our White Marsh operations to that research facility during the second half of 2007.  We plan to release CoStar Property Professional service in the 81 new CBSAs across the United States during the third and fourth quarters of 2007 in an effort to further expand the geographical coverage of our service offerings, including our retail service. These 81 new CBSAs will be in addition to the 121 CBSAs in which CoStar Property Professional is currently offered.

We believe that there is opportunity to capture potential revenue from the likely base of prospective customers for our service in our current markets and the 81 new CBSAs.  We have made it a priority to restructure and expand our field sales force in the U.S. to take advantage of the market opportunity.  The expansion of the field sales force will include the addition of sales representatives in areas of the country we currently serve, as well as areas we expect to serve upon the release of the 81 new CBSAs.

In connection with our recent acquisitions of Propex and Grecam, we intend to expand the coverage of our service offerings within the U.K., integrate our international operations more fully with those of the U.S., and eventually to introduce a consistent international platform of service offerings.  We recently introduced the CoStar Group as the “brand” encompassing our international operations.

Our expansion into 81 new CBSAs, expansion of our coverage in existing markets, sales force expansion and expansion and integration of our international operations has caused, and will continue to cause, our costs to escalate in advance of the revenues that we expect to generate from these markets and services, which may reduce our earnings or earnings growth.  However, as each of these initiatives move toward completion, we believe new revenue may be generated, while the related cost structures stabilize and provide a platform for future growth and earnings.

Although we do not currently plan to initiate additional new significant investments through 2008, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions, expand and develop our sales and marketing organization in connection with our current plan.  Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable driving overall earnings growth for the remainder of 2007 and throughout 2008 by providing substantial funding for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We expect 2007 revenue to grow over 2006 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, continued geographic expansion and acquisitions. We expect that 2007 EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, will be consistent with 2006 based on the growth in EBITDA from U.S. operations, which will be partially offset by our expansion and integration of our international operations. We anticipate that our EBITDA for our existing core U.S. platform will continue to grow principally due to growth in revenue.

We currently issue restricted stock and stock options to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We incurred approximately $4.2 million in total equity compensation expense in 2006 and expect to incur approximately $6.0 million in 2007.

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

For the six months ended June 30, 2007 and 2006, our contract renewal rates were approximately 92% and 94%, respectively.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”)in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by operating segment on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the carrying amount of the asset exceeds its fair value.

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

As of June 30, 2007, we continued to maintain a valuation allowance of approximately $337,000 primarily for certain state net operating loss carry-forwards.  At June 30, 2007, we had net operating loss carry-forwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023.  Our decision to maintain only a minimal valuation allowance on our deferred tax asset is based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carry-forwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, and renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more likely than not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

Our U.K. expansion is expected to generate net operating losses in the U.K. The losses in the U.K. will generate a lower tax benefit than if the losses were incurred in the U.S. because the corporate tax rates are lower in the U.K. than in the U.S., thereby creating a higher overall effective tax rate in 2007. For 2007, we expect to record income tax expense on our results from operations at an effective rate of approximately 45%. In 2007, however, we expect the majority of our taxable income to be offset by our net operating loss carry-forwards. As a result, we expect our cash payments for taxes to be limited primarily to federal alternative minimum taxes and to state income taxes in certain states.

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

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income. In calculating EBITDA, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

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

•
Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of any acquired trade names. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$1,175	$2,304	$2,989	$4,164
Purchase amortization in cost of revenues	623	261	948	517
Purchase amortization in operating expenses	1,209	1,116	2,479	2,224
Depreciation and other amortization	2,149	1,484	4,164	2,933
Interest income, net	(1,891)	(1,610)	(3,753)	(3,036)
Income tax expense, net	962	1,704	2,446	3,118
EBITDA	$4,227	$5,259	$9,273	$9,920

Cash flows provided by (used in)
Operating activities	$5,641	$9,003	$16,784	$15,801
Investing activities	(13,341)	(18,615)	(19,816)	(11,029)
Financing activities	850	1,712	1,212	4,341

Comparison of Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

      Revenues. Revenues grew 22.7% to $47.8 million in the second quarter of 2007, from $38.9 million in the second quarter of 2006. This increase in revenue is due to continued penetration of our subscription-based information services, the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates, and additional revenues from acquired companies, including Grecam, acquired in December 2006, and Propex, acquired in February 2007. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services, Propex services, and Grecam services currently generate approximately 95% of our total revenues.

Gross Margin. Gross margin increased to $28.5 million in the second quarter of 2007, from $26.3 million in the second quarter of 2006. The gross margin percentage decreased to 59.6% in the second quarter of 2007, from 67.6% in the second quarter of 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. The decrease in gross margin percentage was principally due to an increase in the cost of revenues to $19.3 million for the second quarter of 2007, from $12.6 million for the second quarter of 2006. The increase in cost of revenues resulted from research department hiring, training, compensation and other operating costs, principally in connection with our retail and 81 new CBSA expansions, as well as increased cost structures associated with the acquisitions of Grecam and Propex.

Selling and Marketing Expenses. Selling and marketing expenses increased to $14.7 million in the second quarter of 2007, from $12.1 million in the second quarter of 2006, and slightly decreased as a percentage of revenues to 30.7% in the second quarter of 2007, from 31.1% in the second quarter of 2006. The increase in the amount of selling and marketing expenses is primarily due to increased sales commissions and growth in the sales force, as well as increased cost structures associated with the acquisition of Propex.

Software Development Expenses. Software development expenses increased to $3.3 million in the second quarter of 2007, from $3.1 million in the second quarter of 2006, and decreased as a percentage of revenues to 6.8% in the second quarter of 2007, from 7.9% in the second quarter of 2006. The increase in the amount of software and development expenses was primarily due to increased cost structures associated with the acquisition of Propex.  The decrease in the percentage was primarily due to our continued efforts to control and leverage our costs.

General and Administrative Expenses. General and administrative expenses increased to $9.1 million in the second quarter of 2007, from $7.6 million in the second quarter of 2006, and decreased as a percentage of revenues to 19.0% in the second quarter of 2007, from 19.6% in the second quarter of 2006. The increase in the amount includes increases in personnel expense, equity compensation, communications and travel expenses.

Purchase Amortization. Purchase amortization increased slightly to $1.2 million in the second quarter of 2007, from $1.1 million in the second quarter of 2006, and decreased as a percentage of revenues to 2.5% in the second quarter of 2007, from 2.9% in the second quarter of 2006. This increase in the amount was due to the acquisitions of Grecam and Propex.

Other Income, Net. Other income increased to $1.9 million in the second quarter of 2007, from $1.6 million in the second quarter of 2006. This increase was primarily due to higher interest income as a result of higher total short-term investment balances for the second quarter of 2007 and increased interest rates for the second quarter of 2007 as compared to the second quarter of 2006.

Income Tax Expense, Net.  Income tax expense decreased to $962,000 in the second quarter of 2007, from $1.7 million in the second quarter of 2006. This decrease was due to lower income before income taxes for the second quarter of 2007, slightly offset by a higher effective tax rate.

Business Segment Results for Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

Due to the increased size, complexity, and funding requirements associated with our international expansion in 2007, we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the United States and International (which includes the U.K. and France).  Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization.  Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments.  EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. U.S. revenues increased to $41.9 million from $35.8 million for the three months ended June 30, 2007 and 2006, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. International revenues increased to $5.9 million from $3.1 million for the three months ended June 30, 2007 and 2006, respectively. This increase in international revenue is principally a result of a combination of a further penetration of our subscription-based information services and the acquisitions of Grecam and Propex.

Segment EBITDA. U.S. EBITDA increased to $5.8 million from $5.1 million for the three months ended June 30, 2007 and 2006, respectively. The increase in U.S. EBITDA was due to increased revenue, partially offset by increased research costs, sales commissions, and growth in the sales force as a result of our current expansion plan. International EBITDA decreased to a loss of $1.5 million from income of $183,000 for the three months ended June 30, 2007 and 2006, respectively. This loss is due to our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $975,000 and $252,000 for the three months ended June 30, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

Revenues. Revenues grew 21.5% to $92.6 million for the six months ended June 30, 2007, from $76.2 million for the six months ended June 30, 2006. This increase in revenue is due to further penetration of our subscription-based information services, as well as the successful cross selling into our customer base across our service platform in existing markets combined with continued high renewal rates.

Gross Margin. Gross margin increased to $55.5 million for the six months ended in June 30, 2007, from $50.7 million for the six months ended June 30, 2006. Gross margin percentage decreased to 59.9% for the six months ended June 30, 2007, from 66.5% for the six months ended June 30, 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. The decrease in gross margin percentage was principally due to an increase in cost of revenues to $37.1 million for the six months ended June 30, 2007, from $25.5 million for the six months ended June 30, 2006, which principally resulted from research department hiring, training, compensation and other operating costs, principally in connection with our retail and 81 new CBSA expansions, as well as increased cost structures associated with the acquisitions of Grecam and Propex.

Selling and Marketing Expenses. Selling and marketing expenses increased to $27.8 million for the six months ended June 30, 2007, from $23.0 million for the six months ended June 30, 2006, and decreased slightly as a percentage of revenues to 30.0% for the six months ended June 30, 2007, from 30.2% for the six months ended June 30, 2006. The increase in the amount of selling and marketing expenses is primarily due to increased sales commissions and growth in the sales force, as well as increased cost structures associated with the acquisition of Propex.

Software Development Expenses. Software development expenses increased to $6.3 million for the six months ended June 30, 2007, from $6.0 million for the six months ended June 30, 2006, and decreased as a percentage of revenues to 6.8% for the six months ended June 30, 2007, from 7.8% for the six months ended June 30, 2006. The increase in the amount of software and development expenses was primarily due to increased cost structures associated with the acquisition of Propex.  The decrease in the percentage was due to our continued efforts to control and leverage our costs.

General and Administrative Expenses. General and administrative expenses increased to $17.2 million for the six months ended June 30, 2007, from $15.2 million for the six months ended June 30, 2006, and decreased as a percentage of revenues to 18.5% for the six months ended June 30, 2007, from 19.9% for the six months ended June 30, 2006. The increase in general and administrative expenses was principally a result of an increase in equity compensation, communications and depreciation as well as increased cost structures associated with the acquisition of Propex. The decrease in the percentage was primarily due to our continued efforts to control and leverage our overhead costs.

Purchase Amortization. Purchase amortization increased to $2.5 million for the six months ended June 30, 2007, from $2.2 million for the six months ended June 30, 2006, and decreased as a percentage of revenues to 2.7% for the six months ended June 30, 2007, from 2.9% for the six months ended June 30, 2006. This increase in the amount was due to the acquisitions of Grecam and Propex.

Other Income, Net. Other income increased to $3.8 million for the six months ended June 30, 2007, from $3.0 million for the six months ended June 30, 2006. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances and higher interest rates for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Income Tax Expense.  Income tax expense decreased to $2.4 million for the six months ended June 30, 2007, from $3.1 million for the six months ended June 30, 2006. The decrease in income tax expense is a result of decreased income before income taxes, slightly offset by a higher effective tax rate.

Business Segment Results for Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

SegmentRevenues. U.S. revenues increased to $82.1 million from $70.3 million for the six months ended June 30, 2007 and 2006, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. International revenues increased to $10.6 million from $6.0 million for the six months ended June 30, 2007 and 2006, respectively. This increase in international revenue is principally a result of a combination of further penetration of our subscription-based information services and the acquisitions of Grecam and Propex.

Segment EBITDA. U.S. EBITDA increased to $11.6 million from $9.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase in U.S. EBITDA was due to increased revenue, partially offset by increased research costs, sales commissions, and growth in the sales force as a result of our current expansion plan. International EBITDA decreased to a loss of $2.3 million from income of $163,000 for the six months ended June 30, 2007 and 2006, respectively. This loss is due to our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $1.8 million and $504,000 for the six months ended June 30, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Recent Acquisitions

Grecam. S.A.S  On December 21, 2006, CoStar Limited, a wholly owned subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. CoStar Limited acquired all of the outstanding capital stock of Grecam for approximately $2.0 million in cash.

Propex. On February 16, 2007, CoStar Limited acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million in cash, deferred consideration, and CoStar common stock.

Accounting Treatment.  These acquisitions have been accounted for using purchase accounting. The purchase accounting for the Grecam and Propex acquisitions is preliminary until the valuation of the intangibles is finalized. The purchase price for each acquisition was allocated primarily to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over 4 years. The customer base for the acquisitions, which consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years.  Trade names are being amortized on a straight-line basis over 3 years. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with our results since the date of acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for either acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $154.5 million at June 30, 2007, from $158.1 million at December 31, 2006.  The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2007 is due to the acquisition of Propex for approximately $16.7 million in cash, in February and continued purchases of property, equipment, and other assets, offset by our cash flow from operations and proceeds from exercises of stock options.

Net cash provided by operating activities for the six months ended June 30, 2007 was $16.8 million compared to $15.8 million for the six months ended June 30, 2006. This $1.0 million increase in net cash provided by operating activities was principally due to increased earnings before non-cash charges for depreciation, amortization, stock-based compensation, and provision for losses on accounts receivable, slightly offset by changes in working capital.

Net cash used in investing activities was $19.8 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $11.0 million for the six months ended June 30, 2006. This $8.8 million increase in net cash used in investing activities was principally due to the acquisition of Propex for approximately $16.7 million, net of acquired cash and increased purchases of property and equipment, partially offset by increased net sales of short-term investments.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2007, compared to $4.3 million for the six months ended June 30, 2006.  This $3.1 million decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

During the six months ended June 30, 2007, we incurred capital expenditures of approximately $4.9 million.   Additionally, we expect to incur approximately $2.0 to $4.0 million of capital expenditures in the third quarter of 2007, and continue to expect to incur approximately $12.0 million of capital expenditures for the year ended December 31, 2007.

On March 9, 2007, we entered into an operating lease agreement, pursuant to which we agreed to lease approximately 32,341 square feet of office space located in White Marsh, Maryland. The lease has an initial term of 60 months and an average base rent of $24.95 per rentable square foot per year.

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

For 2007, we expect to record income tax expense on our results from operations at an effective rate of approximately 45%. In 2007, however, we expect the majority of our taxable income to be absorbed by our net operating loss carry-forwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We have assessed the provisions of SFAS No. 159 and as a result, it is not expected to have a material effect on the results of operations or financial position of the Company.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2007 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report, which contain forward-looking statements, include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to identify and integrate acquisitions; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; development of our sales force; employee retention; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the United States, U.K., and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound or Euro may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of June 30, 2007, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $5.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2007.

We have a substantial amount of intangible assets. Although, as of June 30, 2007, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On May 8, 2007, we filed a lawsuit in the United States District Court for the District of Maryland against Centers & Malls LLC and three individuals.  CoStar's complaint alleged that these defendants unlawfully obtained part of CoStar's proprietary and copyrighted database and subsequently sold this stolen data for profit.  Shortly after filing suit, CoStar obtained a Temporary Restraining Order barring Centers & Malls LLC from selling, utilizing, or distributing its products that were pirated from CoStar's database.  CoStar seeks equitable and monetary relief, including but not limited to a permanent injunction barring defendants from unlawful use of CoStar products, disgorgement to CoStar of ill-gotten gains, CoStar's attorneys' fees, and statutory damages.

In addition, from time to time, we are involved in other litigation incidental to the conduct of our business.  We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2007	2,958(1)	$49.12	--	--
May 1 through 31, 2007	89(1)	$54.27	--	--
June 1 through 30, 2007	--	--	--	--
Total	3,047(1)	$49.27	--	--

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

The Annual Meeting of our stockholders was held on June 7, 2007. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Warren H. Haber, Josiah O. Low, III, Christopher J. Nassetta and Catherine B. Reynolds. The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	18,357,938	116,502
Andrew C. Florance	18,415,181	59,259
David Bonderman	10,570,178	7,904,262
Warren H. Haber	18,415,328	59,112
Josiah O. Low, III	18,473,116	1,324
Christopher J. Nassetta	18,473,316	1,124
Catherine B. Reynolds	18,473,616	824

The CoStar Group, Inc. Stock Incentive Plan was approved upon the following vote: For, 13,746,881 shares; against, 3,459,847; and abstain, 12,846; and broker non-votes, 1,254,866. Finally, the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2007 was ratified upon the following vote: For, 18,402,136 shares; against, 62,279 shares; and abstain, 10,025 shares.

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

COSTAR GROUP, INC.
Date: August 8, 2007	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)