Form 10-Q
period 2007-09-30
COSTAR GROUP INC
filed 2007-11-07
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

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

As of November 1, 2007 there were 19,287,072 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$49,340	$40,571	$141,965	$116,791
Cost of revenues	19,551	14,005	56,695	39,537
Gross margin	29,789	26,566	85,270	77,254

Operating expenses:
Selling and marketing	11,924	8,834	39,752	31,868
Software development	3,026	2,835	9,366	8,817
General and administrative	9,674	7,985	26,826	23,187
Purchase amortization	1,328	1,076	3,807	3,300
	25,952	20,730	79,751	67,172

Income from operations	3,837	5,836	5,519	10,082
Interest and other income, net	2,072	1,852	5,825	4,888

Income before income taxes	5,909	7,688	11,344	14,970
Income tax expense, net	2,659	2,990	5,105	6,108

Net income	$3,250	$4,698	$6,239	$8,862

Net income per share — basic	$0.17	$0.25	$0.33	$0.47
Net income per share — diluted	$0.17	$0.25	$0.32	$0.46

Weighted average outstanding shares — basic	19,045	18,787	18,997	18,724
Weighted average outstanding shares — diluted	19,475	19,130	19,362	19,176

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,262	$38,159
Short-term investments	120,981	119,989
Accounts receivable, less allowance for doubtful accounts of $2,774 and $1,966 as of September 30, 2007 and December 31, 2006, respectively	10,719	9,202
Deferred income taxes, net	7,904	7,904
Prepaid expenses and other current assets	4,256	3,497
Total current assets	187,122	178,751

Deferred income taxes	494	6,973
Property and equipment, net	21,302	18,407
Goodwill, net	63,328	46,497
Intangibles and other assets, net	27,157	23,172
Deposits	2,336	1,637
Total assets	$301,739	$275,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and deferred rent	$3,785	$3,212
Accrued wages and commissions	7,951	6,018
Accrued expenses	11,540	6,098
Deferred revenue	10,594	8,817
Total current liabilities	33,870	24,145

Deferred income taxes	942	1,182

Total stockholders’ equity	266,927	250,110

Total liabilities and stockholders’ equity	$301,739	$275,437

See accompanying notes.

COSTAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$6,239	$8,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,699	4,091
Amortization	6,008	4,536
Stock-based compensation expense related to stock options and restricted stock	4,435	3,001
Deferred income tax expense, net	5,105	5,473
Provision for losses on accounts receivable	1,506	1,324
Changes in operating assets and liabilities, net of acquisitions	(1,034)	(2,864)
Net cash provided by operating activities	27,958	24,423

Investing activities:
Purchases of short-term investments	(86,780)	(82,205)
Sales of short-term investments	85,826	66,343
Purchases of property and equipment and other assets	(8,419)	(8,959)
Acquisition, net of cash acquired	(16,737)	-
Net cash used in investing activities	(26,110)	(24,821)

Financing activities:
Proceeds from exercise of stock options	2,946	4,974
Net cash provided by financing activities	2,946	4,974
Effect of foreign currency exchange rates on cash and cash equivalents	309	128
Net increase in cash and cash equivalents	5,103	4,704
Cash and cash equivalents at the beginning of period	38,159	28,065
Cash and cash equivalents at the end of period	$43,262	$32,769

See accompanying notes.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information for metropolitan areas throughout the United States, as well as within the United Kingdom and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within two segments, U.S. and International. The Company’s information services are typically distributed to its clients under subscription-based license agreements, which have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase in comprehensive income from translation of approximately $1.1 million and $644,000 for the three months ended September 30, 2007 and 2006, respectively, and an increase in comprehensive income from translation of $2.1 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2007 and 2006.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

During the three months ended September 30, 2007 and 2006, total comprehensive income was approximately $4.5 million and $5.7 million, respectively, and during the nine months ended September 30, 2007 and 2006, total comprehensive income was $8.4 million and $10.7 million, respectively. As of September 30, 2007, accumulated comprehensive income included foreign currency translation adjustments of approximately $6.8 million and unrealized losses on short-term investments of approximately $107,000.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$3,250	$4,698	$6,239	$8,862
Denominator:
Denominator for basic net income per share —weighted-average outstanding shares	19,045	18,787	18,997	18,724
Effect of dilutive securities:
Stock options and restricted stock	430	343	365	452
Denominator for diluted net income per share —weighted-average outstanding shares	19,475	19,130	19,362	19,176

Net income per share — basic	$0.17	$0.25	$0.33	$0.47
Net income per share — diluted	$0.17	$0.25	$0.32	$0.46

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company’s ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$265	$84	$781	$235
Selling and marketing	259	305	928	921
Software development	83	50	277	139
General and administrative	766	569	2,449	1,706
Total	$1,373	$1,008	$4,435	$3,001

Options to purchase 61,076 and 26,426 shares were exercised during the three months ended September 30, 2007 and 2006, respectively. Options to purchase 128,477 and 202,249 shares were exercised during the nine months ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations and financial condition.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has assessed the provisions of SFAS 159 and determined that it is not expected to have a material effect on the results of operations or financial position of the Company.

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

On February 16, 2007, CoStar Limited acquired all of the outstanding capital stock of Property Investment Exchange Limited (“Propex”) for approximately $22.0 million, consisting of cash, deferred consideration of $2.9 million, and 21,526 shares of CoStar common stock. The purchase price is subject to downward adjustment based on final determination of Propex’s financial position as of the closing date. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

These acquisitions were accounted for using purchase accounting. The purchase accounting for the Grecam and Propex acquisitions is preliminary until the valuation of the intangibles is finalized. The purchase price for each acquisition was primarily allocated to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over four years. The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Grecam and Propex acquired trade names are being amortized on a straight-line basis over three years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for either acquisition.

4.	GOODWILL

Goodwill consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)

Goodwill	$74,551	$57,720
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$63,328	$46,497

The increase in goodwill is primarily attributable to goodwill recorded for the Propex acquisition in February 2007 and the impact of foreign currency translation.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2007	December 31, 2006	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$10,501	$9,902	5
Accumulated amortization	(6,427)	(5,567)
Building photography, net	4,074	4,335

Acquired database technology	21,405	22,101	4
Accumulated amortization	(20,528)	(20,107)
Acquired database technology, net	877	1,994

Acquired customer base	51,212	44,949	10
Accumulated amortization	(33,274)	(29,414)
Acquired customer base, net	17,938	15,535

Acquired trade names and other	8,416	4,198	6
Accumulated amortization	(4,148)	(2,890)
Acquired trade names and other, net	4,268	1,308

Intangibles and other assets, net	$27,157	$23,172

6.	INCOME TAXES

The income tax provision reflects a 45.0% and 41.0% effective tax rate for the nine months ended September 30, 2007 and 2006, respectively. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of September 30, 2007, the Company continues to maintain a valuation allowance of approximately $337,000 for certain state net operating loss carry-forwards.

The Company adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $226,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods. There have been no material changes in the amount of unrecognized tax benefits since adoption, and the Company anticipates no significant changes in the next 12 months.

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion in 2007, the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
United States	$43,503	$37,292	$125,565	$107,556
International	5,837	3,279	16,400	9,235
Total revenues	$49,340	$40,571	$141,965	$116,791

EBITDA
United States	$9,407	$8,909	$21,011	$18,666
International	(1,454)	(124)	(3,785)	39
Total EBITDA	$7,953	$8,785	$17,226	$18,705

Reconciliation of EBITDA to net income
EBITDA	$7,953	$8,785	$17,226	$18,705
Purchase amortization in cost of revenues	(439)	(264)	(1,387)	(781)
Purchase amortization in operating expenses	(1,328)	(1,076)	(3,807)	(3,300)
Depreciation and other amortization	(2,349)	(1,609)	(6,513)	(4,542)
Interest income, net	2,072	1,852	5,825	4,888
Income tax expense, net	(2,659)	(2,990)	(5,105)	(6,108)
Net income	$3,250	$4,698	$6,239	$8,862

International EBITDA includes a corporate allocation of approximately $450,000 and $252,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.2 million and $756,000 for the nine months ended September 30, 2007 and 2006, respectively.

COSTAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Property and equipment, net
United States	$17,271	$16,907
International	4,031	1,500
Total property and equipment, net	$21,302	$18,407

Assets
United States	$293,309	$271,179
International	65,554	33,718
Total segment assets	$358,863	$304,897

Reconciliation of segment assets to total assets
Total segment assets	$358,863	$304,897
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(38,781)	(11,117)
Total assets	$301,739	$275,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients’ web sites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau, a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an investment property exchange located in London, England. The more recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

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

During the second half of 2006, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland, in support of our expanded research efforts and hired and trained additional researchers and other personnel. We plan to release the CoStar Property Professional service in the 81 new CBSAs across the U.S. this year in an effort to further expand the geographical coverage of our service offerings, including our retail service. These 81 new CBSAs will be in addition to the 121 CBSAs in which CoStar Property Professional is currently offered.

We believe that there is opportunity to capture potential revenue from the likely base of prospective customers for our service in our current markets and the 81 new CBSAs. We have made it a priority to restructure and expand our field sales force in the U.S. to take advantage of the market opportunity. In the fourth quarter of 2006, we began rapidly expanding the size of our sales force and have since doubled its size. Sales representatives with less than a year of experience tend to be less productive than representatives with more than a year of experience. We expect that per sales person productivity will increase over the next year.

In connection with our recent acquisitions of Propex and Grecam, we intend to expand the coverage of our service offerings within the U.K., integrate our international operations more fully with those of the U.S., and to eventually introduce a consistent international platform of service offerings. We recently introduced the CoStar Group as the “brand” encompassing our international operations.

To cost effectively manage the growth of our international operations, we opened a research operations center in Glasgow, Scotland in 2007, rather than expand our operations in London. During the third quarter, we took steps to consolidate and streamline our international operations. As a result of these steps, certain management and staff positions in the U.K. were made redundant, which reduced certain costs and the amount of office space we need in London. On September 14, 2007, we entered into an agreement to assign the lease for our London office in Mayfair, subject to the landlord’s consent, in exchange for a potential payment of between £3.0 and £4.0 million, depending upon the date of assignment. We intend to consolidate our London offices in Mayfair and Sheen into one facility within Central London. We expect to gain operational efficiencies by consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

Our expansion into 81 new CBSAs, expansion of our coverage in existing markets, sales force expansion and expansion and integration of our international operations has caused our costs to escalate over 2006. However, as we complete these initiatives and the related costs stabilize, we believe they will facilitate the generation of additional revenue and provide a platform for earnings growth. Our third quarter 2007 results reflect growth in earnings as a result of these investments in our business, and we expect revenues to continue to grow over what is now a relatively fixed cost base for our U.S. research operations.

Although we do not currently plan to initiate additional new significant investments through 2008, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings in existing markets to remain generally profitable driving overall earnings growth for the remainder of 2007 and throughout 2008 by providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We expect 2007 revenue to grow over 2006 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, continued geographic expansion and acquisitions. We expect that 2007 EBITDA, which is our net-income before interest, income taxes, depreciation and amortization, will be consistent with 2006 based on the growth in EBITDA from U.S. operations, which will be partially offset by our expansion and integration of our international operations. We anticipate that our EBITDA for our existing core U.S. platform will continue to grow principally due to growth in revenue. We believe the company is well positioned to generate continued, sustained earnings leverage through the end of 2008.

We currently issue restricted stock and stock options to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statement of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statement of operations and reduce our net income. We incurred approximately $4.2 million in total equity compensation expense in 2006 and expect to incur approximately $5.8 million in 2007.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended September 30, 2007 and 2006, our contract renewal rates were approximately 92% and 94%, respectively.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations for that period.

As of September 30, 2007, we continued to maintain a valuation allowance of approximately $337,000 primarily for certain state net operating loss carry-forwards. At September 30, 2007, we had net operating loss carry-forwards for federal income tax purposes of approximately $43.1 million, which expire, if unused, from the year 2013 through the year 2023. Our decision to maintain only a minimal valuation allowance on our deferred tax asset is based on our expectation that we will recognize taxable income from operations in the future, which will enable us to use our net operating loss carry-forwards. We believe our expectation that we will recognize taxable income in the future is supported by our increase in net earnings over the last three years, our revenue growth, and renewal rates with our existing customers, and our business model, which permits some control over future costs. We will continue to evaluate our expectation of future taxable income during each quarter. If we are unable to conclude that it is more-likely-than-not that we will realize the future tax benefits associated with our deferred tax assets, then we may be required to establish a valuation allowance against some or all of the deferred tax assets.

In 2007, we expect the majority of our taxable income to be absorbed by our net operating loss carry-forwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states. Our U.K. expansion is expected to generate net operating losses in the U.K. The losses in the U.K. will generate a lower tax benefit than if the losses were incurred in the U.S. because the corporate tax rates are lower in the U.K. than in the U.S., thereby creating a higher overall effective tax rate.  The assignment of the London lease will impact the effective rate in the period it is completed.

        In determining the quarterly annual provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, permanent timing differences, and tax planning opportunities available in the various jurisdictions in which we operate.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business. We believe that EBITDA, when viewed with our GAAP results and the accompanying reconciliation, provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 19 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information services, which included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
Net income tax expense may be useful for investors to consider because it generally represents the taxes that may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of net income tax expense to be a representative component of the day-to-day operating performance of our business.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$3,250	$4,698	$6,239	$8,862
Purchase amortization in cost of revenues	439	264	1,387	781
Purchase amortization in operating expenses	1,328	1,076	3,807	3,300
Depreciation and other amortization	2,349	1,609	6,513	4,542
Interest income, net	(2,072)	(1,852)	(5,825)	(4,888)
Income tax expense, net	2,659	2,990	5,105	6,108
EBITDA	$7,953	$8,785	$17,226	$18,705

Cash flows provided by (used in)
Operating activities	$11,174	$8,622	$27,958	$24,423
Investing activities	(6,294)	(13,792)	(26,110)	(24,821)
Financing activities	1,734	633	2,946	4,974

Comparison of Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

Revenues. Revenues grew 21.6% to $49.3 million in the third quarter of 2007, from $40.6 million in the third quarter of 2006. This increase in revenue is due to continued penetration of our subscription-based information services, the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates, and additional revenues from acquired companies, including Grecam, acquired in December 2006, and Propex, acquired in February 2007. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services currently generate approximately 95% of our total revenues.

Gross Margin. Gross margin increased to $29.8 million in the third quarter of 2007, from $26.6 million in the third quarter of 2006. The gross margin percentage decreased to 60.4% in the third quarter of 2007, from 65.5% in the third quarter of 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. The decrease in gross margin percentage was principally due to an increase in the cost of revenues to $19.6 million for the third quarter of 2007, from $14.0 million for the third quarter of 2006. The increase in cost of revenues resulted from increased research department hiring, training, compensation and other operating costs, principally in connection with our retail and 81 new CBSA expansions, as well as increased cost structures associated with the acquisitions of Grecam and Propex and our international expansion.

Selling and Marketing Expenses. Selling and marketing expenses increased to $11.9 million in the third quarter of 2007, from $8.8 million in the third quarter of 2006, and increased as a percentage of revenues to 24.2% in the third quarter of 2007, from 21.8% in the third quarter of 2006. The increase in the amount of selling and marketing expenses is primarily due to increased growth in the sales force, increased marketing efforts in our 81 new CBSA markets and retail expansion, as well as increased cost structures associated with the acquisition of Propex.

Software Development Expenses. Software development expenses increased slightly to $3.0 million in the third quarter of 2007, from $2.8 million in the third quarter of 2006, and decreased as a percentage of revenues to 6.1% in the third quarter of 2007, from 7.0% in the third quarter of 2006. The increase in the amount of software development expenses was primarily due to increased costs associated with the continued development of an international platform. The decrease in the percentage was primarily due to our continued efforts to control and leverage our costs.

General and Administrative Expenses. General and administrative expenses increased to $9.7 million in the third quarter of 2007, from $8.0 million in the third quarter of 2006, and remained relatively consistent as a percentage of revenues at 19.6% in the third quarter of 2007, and 19.7% in the third quarter of 2006. The increase in the amount includes increases in personnel, equity compensation, and communications expenses as well as increased cost structures associated with the acquisition of Propex.

Purchase Amortization. Purchase amortization increased slightly to $1.3 million in the third quarter of 2007, from $1.1 million in the third quarter of 2006, and remained consistent as a percentage of revenues at 2.7% in the third quarter of 2007 and 2006. This increase in the amount was due to the acquisitions of Grecam and Propex.

Interest and Other Income, Net. Interest and other income, net increased to $2.1 million in the third quarter of 2007, from $1.9 million in the third quarter of 2006. This increase was primarily due to higher interest income as a result of higher total short-term investment balances for the third quarter of 2007 and increased interest rates for the third quarter of 2007 as compared to the third quarter of 2006.

Income Tax Expense, Net. Income tax expense, net decreased to $2.7 in the third quarter of 2007, from $3.0 million in the third quarter of 2006. This decrease was due to lower income before income taxes for the third quarter of 2007, slightly offset by a higher effective tax rate.

Business Segment Results for Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

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

SegmentRevenues. U.S. revenues increased to $43.5 million from $37.3 million for the three months ended September 30, 2007 and 2006, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. International revenues increased to $5.8 million from $3.3 million for the three months ended September 30, 2007 and 2006, respectively. This increase in international revenue is principally a result of a combination of a further penetration of our subscription-based information services and the acquisitions of Grecam and Propex.

Segment EBITDA. U.S. EBITDA increased to $9.4 million from $8.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase in U.S. EBITDA was due to increased revenues, partially offset by increased research costs and growth in the sales force as a result of our expansion. International EBITDA increased to a loss of $1.5 million from a loss of $124,000 for the three months ended September 30, 2007 and 2006, respectively. This loss is due to our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $450,000 and $252,000 for the three months ended September 30, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Comparison of Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

Revenues. Revenues grew 21.6% to $142.0 million for the nine months ended September 30, 2007, from $116.8 million for the nine months ended September 30, 2006. This increase in revenue is due to further penetration of our subscription-based information services, as well as the successful cross selling into our customer base across our service platform in existing markets combined with continued high renewal rates and additional revenues from acquired companies, including Grecam acquired in December 2006 and Propex acquired in February 2007.

Gross Margin. Gross margin increased to $85.3 million for the nine months ended September 30, 2007, from $77.3 million for the nine months ended September 30, 2006. Gross margin percentage decreased to 60.1% for the nine months ended September 30, 2007, from 66.1% for the nine months ended September 30, 2006. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, and additional revenues from acquired companies, including Grecam acquired in December 2006 and Propex acquired in February 2007, partially offset by an increase in cost of revenues. The decrease in gross margin percentage was principally due to an increase in cost of revenues to $56.7 million for the nine months ended September 30, 2007, from $39.5 million for the nine months ended September 30, 2006, which principally resulted from increased research department hiring, training, compensation and other operating costs, principally in connection with our retail and 81 new CBSA expansions, as well as increased cost structures associated with the acquisitions of Grecam and Propex, and international expansion.

Selling and Marketing Expenses. Selling and marketing expenses increased to $39.8 million for the nine months ended September 30, 2007, from $31.9 million for the nine months ended September 30, 2006, and increased as a percentage of revenues to 28.0% for the nine months ended September 30, 2007, from 27.3% for the nine months ended September 30, 2006. The increase in the amount of selling and marketing expenses is primarily due to increased growth in the sales force, as well as increased cost structures associated with the acquisition of Propex, and international expansion.

Software Development Expenses. Software development expenses increased to $9.4 million for the nine months ended September 30, 2007, from $8.8 million for the nine months ended September 30, 2006, and decreased as a percentage of revenues to 6.6% for the nine months ended September 30, 2007, from 7.5% for the nine months ended September 30, 2006. The increase in the amount of software development expenses was primarily due to increased cost structures associated with the acquisition of Propex. The decrease in the percentage of revenues was due to our continued efforts to control and leverage our costs.

General and Administrative Expenses. General and administrative expenses increased to $26.8 million for the nine months ended September 30, 2007, from $23.2 million for the nine months ended September 30, 2006, and decreased as a percentage of revenues to 18.9% for the nine months ended September 30, 2007, from 19.9% for the nine months ended September 30, 2006. The increase in general and administrative expenses was principally a result of increased cost structures associated with the acquisition of Propex and international expansion, an increase in equity compensation, communications and depreciation. The decrease in the percentage of revenues was primarily due to our continued efforts to control and leverage our overhead costs.

Purchase Amortization. Purchase amortization increased to $3.8 million for the nine months ended September 30, 2007, from $3.3 million for the nine months ended September 30, 2006, and remained relatively consistent as a percentage of revenues at 2.7% for the nine months ended September 30, 2007, and 2.8% for the nine months ended September 30, 2006. This increase in the amount was due to the acquisitions of Grecam and Propex.

Interest and Other Income, Net. Interest and other income, net increased to $5.8 million for the nine months ended September 30, 2007, from $4.9 million for the nine months ended September 30, 2006. This increase was primarily due to higher interest income as a result of higher total cash, cash equivalents and short-term investment balances and higher interest rates for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Income Tax Expense, Net. Income tax expense, net decreased to $5.1 million for the nine months ended September 30, 2007, from $6.1 million for the nine months ended September 30, 2006. The decrease in income tax expense is a result of decreased income before income taxes, slightly offset by a higher effective tax rate.

Business Segment Results for Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

Segment Revenues. U.S. revenues increased to $125.6 million from $107.6 million for the nine months ended September 30, 2007 and 2006, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. International revenues increased to $16.4 million from $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. This increase in international revenue is principally a result of a combination of further penetration of our subscription-based information services and the acquisitions of Grecam and Propex.

Segment EBITDA. U.S. EBITDA increased to $21.0 million from $18.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in U.S. EBITDA was due to increased revenue, partially offset by increased research costs and growth in the sales force as a result of our expansion. International EBITDA decreased to a loss of $3.8 million from income of $39,000 for the nine months ended September 30, 2007 and 2006, respectively. This loss is due to our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $2.2 million and $756,000 for the nine months ended September 30, 2007 and 2006, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Recent Acquisitions

Grecam. S.A.S On December 21, 2006, CoStar Limited, a wholly owned subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. CoStar Limited acquired all of the outstanding capital stock of Grecam for approximately $2.0 million in cash.

Propex. On February 16, 2007, CoStar Limited acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash, deferred consideration of $2.9 million, and 21,526 shares of CoStar common stock.

Accounting Treatment. These acquisitions were accounted for using purchase accounting. The purchase accounting for the Grecam and Propex acquisitions is preliminary until the valuation of the intangibles is finalized. The purchase price for each acquisition was primarily allocated to acquired database technology, customer base, trade names, and goodwill. The acquired database technology is being amortized on a straight-line basis over four years. The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Grecam and Propex acquired trade names are being amortized on a straight-line basis over three years. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Grecam and Propex have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for either acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $164.2 million at September 30, 2007, from $158.1 million at December 31, 2006. The increase in cash, cash equivalents and short-term investments during the nine months ended September 30, 2007 is due to our cash flow from operations and proceeds from exercises of stock options, offset by the purchase of Propex, net of cash acquired for approximately $16.7 million and capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $28.0 million compared to $24.4 million for the nine months ended September 30, 2006. This $3.6 million increase in net cash provided by operating activities was principally due to increased earnings before non-cash charges for depreciation, amortization, stock-based compensation, and provision for losses on accounts receivable, slightly offset by changes in working capital.

Net cash used in investing activities was $26.1 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $24.8 million for the nine months ended September 30, 2006. This $1.3 million increase in net cash used in investing activities was due to the acquisition of Propex for approximately $16.7 million, net of acquired cash, partially offset by increased net sales of short-term investments and decreased purchases of property and equipment.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2007, compared to $5.0 million for the nine months ended September 30, 2006. This $2.1 million decrease in net cash provided by financing activities was the result of a decrease in proceeds from exercises of stock options in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we incurred capital expenditures of approximately $8.4 million. Additionally, we expect to incur approximately $2.0 to $4.0 million of capital expenditures in the fourth quarter of 2007, and continue to expect to incur approximately $12.0 million of capital expenditures for the year ended December 31, 2007.

On March 9, 2007, we entered into an operating lease agreement, pursuant to which we agreed to lease approximately 32,341 square feet of office space located in White Marsh, Maryland. The lease has an initial term of 60 months and an average base rent of $24.95 per rentable square foot per year.

On September 14, 2007, FOCUS Information Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement with Trafigura Limited to assign to Trafigura our leasehold interest in the office space located in London. If the lease assignment is completed on or before February 29, 2008, Trafigura will pay FOCUS £4.0 million, exclusive of VAT; if the assignment is completed between March 1, 2008 and March 31, 2008, Trafigura will pay FOCUS £3.5 million, exclusive of VAT; and, if the assignment is completed between April 1, 2008 and June 24, 2008, Trafigura will pay FOCUS £3.0 million, exclusive of VAT. FOCUS anticipates it will incur expenses associated with the assignment and resulting relocation of office space in London of approximately £300,000 to £500,000. Upon completion, CoStar expects to record the amount paid by Trafigura to FOCUS, net of expenses, in connection with the assignment of the lease as “Gain from lease assignment, net” on its Consolidated Statement of Operations.

In 2007, we expect the majority of our taxable income to be absorbed by our net operating loss carry-forwards. As a result, we expect our cash payments for taxes to be limited primarily to payments of federal alternative minimum taxes and state income taxes in certain states. The assignment of the London lease will impact the effective rate in the period it is completed.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for our company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations and financial condition.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We have assessed the provisions of SFAS 159 and it is not expected to have a material effect on our results of operations or financial position.

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

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this Report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; our ability to continue to grow revenue and to capture potential revenue from prospective customers; our ability to further penetrate the potential customer base across our platform and successfully cross-sell services; customer retention; competition; our ability to integrate our U.S. and international product offerings; our ability to introduce a uniform international platform; our ability to continue to expand successfully; our ability to identify and integrate acquisitions; our ability to efficiently consolidate U.K. research operations and combine U.K. sales operations; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control, stabilize and leverage costs; development and productivity of our sales force; employee retention; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; our ability to obtain consent to assignment of our London lease in a timely manner; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; whether we continue to use stock-based compensation; and successful adoption of and training on our services.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide information services to the commercial real estate and related business community in the U.S., U.K., and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound or Euro may have an impact on our business, results of operations and financial condition. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2007, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $6.8 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2007.

We have a substantial amount of intangible assets. Although, as of September 30, 2007, we believe our intangible assets will be recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On May 8, 2007, we filed a lawsuit in the United States District Court for the District of Maryland against Centers & Malls LLC and two individuals. CoStar's complaint alleged that these defendants unlawfully obtained part of CoStar's proprietary and copyrighted database and subsequently sold this stolen data for profit. Shortly after filing suit, CoStar obtained a Temporary Restraining Order barring Centers & Malls LLC from selling, utilizing, or distributing its products that were pirated from CoStar's database. On July 2, 2007, Centers & Malls filed an appeal of the grant of the Temporary Restraining Order with the United States Court of Appeals for the Fourth Circuit, and on August 13, 2007, the Company filed a motion to dismiss Centers & Malls’ appeal and the Fourth Circuit’s ruling on that motion is currently pending. CoStar seeks equitable and monetary relief, including but not limited to a permanent injunction barring defendants from unlawful use of CoStar products, disgorgement to CoStar of ill-gotten gains, CoStar's attorneys' fees, and statutory damages.

In addition, from time to time, we are involved in other litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2007				--	--
August 1 through 31, 2007				--	--
September 1 through 30, 2007	5,361(	1)	51.65	--	--
Total	5,361(	1)	51.65	--	--

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ended September 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	Contract for Sale and Purchase between Focus Information Limited and Trafigura Limited, dated September 14, 2007 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: November 7, 2007	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)