Form 10-K
period 2007-12-31
COSTAR GROUP INC
filed 2008-02-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 29, 2007 on the Nasdaq Stock Market®, Nasdaq Global Select Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $722 million.

As of February 15, 2008, there were 19,464,268 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.)

CoStar Group, Inc., a Delaware corporation, is the leading provider of information services to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering the U.S., as well as London and other parts of the U.K. and parts of France. Prior to 2007, CoStar operated within one segment. Due to the increased size, complexity and funding requirements associated with our international expansion in 2007, we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.

Since our founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Focus Information Limited, June 2004 acquisition of Scottish Property Network, December 2006 acquisition of Grecam S.A.S., and February 2007 acquisition of Property Investment Exchange Limited, we have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France.  Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 10 to our consolidated financial statements. CoStar’s revenues, net income, assets and liabilities, broken out by segment are set forth in Note 10 to our consolidated financial statements.  Information about risks attendant to our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, property information for clients’ websites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news.  We have created and are continually improving a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to the efficient exchange of accurate information supplied by CoStar.

We have a number of assets that provide a unique foundation for our standardized platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information services; and a large base of clients. Our database has been developed and enhanced for more than 20 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 51 proprietary databases.

CoStar intends to continue to grow its standardized platform of commercial real estate information.  In 2004, CoStar began research for a 21-market U.S. expansion effort.  In the first quarter of  2006, CoStar had successfully launched service in each of those 21 markets.  In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties.  In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new Core Based Statistical Areas (“CBSAs”) across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service. In the fourth quarter of 2007, we released our CoStar Property Professional service in the 81 new CBSAs across the U.S.

CoStar also intends to continue to grow and expand the coverage of its service offerings within the U.K.  In December 2006, CoStar’s U.K. Subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France.  In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an online investment property exchange located in London, England.  CoStar intends to integrate its U.K. and French operations more fully with its U.S. operations and eventually to introduce a consistent international platform of service offerings.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, 1,041 researchers and outside contractors, technological expertise and broad customer base, CoStar believes that it has created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 20 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of February 28, 2008, our database of real estate information covered the U.S., as well as London, England and other parts of the U.K. and parts of France, and contained:

•	More than 67.2 billion square feet (gross building area) and more than 53.9 billion square feet (rentable building area) of U.S. commercial real estate;
•	More than 940,000 sale and lease listings;
•	Over 2.7 million total properties;
•	Over 7.0 billion square feet of sale and lease listings;
•	Over 5.5 million tenants;
•	More than 1.2 million sales transactions valued in the aggregate at over $2.8 trillion; and
•	Approximately 5.6 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2007, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions interviews of brokers, owners and tenants.

Research Department. As of January 31, 2008, we employed 869 commercial real estate research professionals and 172 individuals acting as outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department.  Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.  In 2007, we continued outsourcing a limited number of research related projects to outside firms to supplement the work of our research employees.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information. CoStar’s research efforts have traditionally focused on office and industrial properties.  Following our acquisition of National Research Bureau in January 2005, we launched a major expansion effort into real estate information for retail properties.  In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new CBSAs across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service.  In the fourth quarter of 2007, we released the CoStar Property Professional service in the 81 new CBSAs across the U.S.

As part of CoStar’s research efforts, CoStar utilizes 152 high-tech field research vehicles in 43 states and the U.K.  Of these vehicles, 101 are custom-designed energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information services and include what we believe are standard terms, such as a contract term ranging from two to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

Management and Quality Control Systems. Our research processes include automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors, including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area and expired leases. We also monitor changes to critical fields of information to ensure all information is kept in compliance with our standard definitions and methodology. Our non-automated quality control procedures include:

•	calling our information sources on recently updated properties to re-verify information;
•	performing periodic research audits and field checks to determine if we correctly canvassed all buildings;
•	providing training and retraining to our research professionals to ensure accurate data compilation; and
•	compiling measurable performance metrics for research teams and managers for feedback on data quality.

Finally, one of the most important and effective quality control measures we rely on is feedback provided by the commercial real estate professionals using our data every day.

Proprietary Technology

As of January 31, 2008, CoStar had a staff of 101 product development, database and network professionals.  CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar products including CoStar Property Professional, CoStar Property Express, CoStar COMPS, CoStar Tenant, CoStar CMLS, CoStar Connect and for our international products.  In 2006, CoStar released a major upgrade to its CoStar COMPS service that provides customers with over 100 improvements, including access to for sale information, aerials and enhanced mapping.  In 2007, to better support our retail customers, we added significant features to CoStar Property including tenant proximity and demographic search capability, mapping layers, detailed retail tenant information and demographics.   Also in 2007, CoStar began development of an international platform, which will allow CoStar to offer CoStar Property Professional in international countries.

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

Our various information services are described in detail in the following paragraphs as of January 31, 2008:

CoStar Property Professional®   CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information services, are delivered solely via the internet.

CoStar COMPS Professional®   CoStar COMPS Professional provides comprehensive coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. In November 2006, we launched a major upgrade to the COMPS Professional service, which now offers subscribers many new features, including additional fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant® CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the United States and provides updates on lease expirations -- one of the service’s key features -- as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

CoStar Property Express® CoStar Property Express provides access, via an annual subscription, to a “light” or scaled down version of CoStar Property. Commercial real estate professionals use CoStar Property Express to look up and search for-lease and for-sale listings in CoStar’s comprehensive national database. CoStar Property Express provides base building information, photos, floor plans, maps and a limited number of reports.

CoStar Listings Express® CoStar Listings Express provides access via an annual subscription to a listings only version of CoStar Property Express.  Commercial real estate professionals use CoStar Listings Express to look up and search for-lease and for-sale listings in CoStar’s comprehensive national database.  CoStar Listings Express provides base building information, photos, floor plans, maps and a limited number of reports on only properties that are either for-lease or for-sale.  CoStar Listings Express does not provide information on fully leased properties as does CoStar Property Express.

CoStar COMPS Express®   CoStar COMPS Express provides users with immediate, subscription free access with payment by a credit card to the CoStar COMPS Professional system on a report-by-report basis. Subscribers also use this on-demand service to research comparable sales information outside of their subscription markets.

FOCUS™   CoStar’s U.K. subsidiary, CoStar UK Limited (formerly FOCUS Information Limited), offers several services, the primary of which is FOCUS. FOCUS is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies across the U.K., including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps.

SPN™   CoStar’s U.K. subsidiary, Scottish Property Network Limited, offers users online access to a comprehensive database of information for properties located in Scotland, including available space, comparable sales and lease deals.

CoStar Connect® CoStar Connect allows commercial real estate firms to license CoStar’s technology and information to market their U.S. property listings on their corporate websites. Customers enhance the quality and depth of their listing information through access to CoStar’s database of content and digital images. The service automatically updates via the CoStar Property database and manages customers’ online property information, providing comprehensive listings coverage and significantly reducing the expense of building and maintaining their websites’ content and functionality.

CoStar Commercial MLS® CoStar Commercial MLS is the industry’s most comprehensive collection of researched for-sale listings.  CoStar Commercial MLS draws upon CoStar’s large database of digital images and includes office, industrial, multifamily and retail properties, as well as shopping centers and raw land.  CoStar Commercial MLS represents an efficient means for sellers to market their properties to a large audience and for buyers to easily identify target properties.

CoStar Advertising® CoStar Advertising offers property owners a highly targeted and cost effective way to market a space for lease or a property for sale directly to the individuals looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that this ad will appear even when this listing would not be returned in a results set.

CoStar Professional Directory®   CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 900,000 commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations.  Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles.  Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

CoStar Market Report™   The CoStar Market Report provides in-depth current and historical analytical information covering office, industrial and retail properties across the U.S.  Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge, and are available for purchase by non-subscribers.

Metropolis™   The Metropolis service is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis service allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar services. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third-party information and proprietary data, and is currently available for the Southern California markets.

Propex™ Propex gives users access to the commercial property investment market. It is used by U.K. investment agencies and professional investors and is a secure online exchange through which investment deals may be introduced. It is a primary channel for the distribution of live transaction data and property research data in the U.K. investment market.  Propex also provides private investors with a gateway into the commercial property investment market. It is a free-access listing website, which provides details of commercial property investments. It is used by U.K. agencies to sell investments suitable for the private investor.

Shopproperty.co.uk™   Shopproperty is a listing database of available retail units across the U.K. on a free-access website.  Shopproperty.co.uk is the only specialist listing website with full licensed Goad street-trader plans.

Grecam™   Our French subsidiary, Grecam S.A.S., provides commercial information throughout the Paris region through its Observatoire Immobilier D’ Entreprise (“OIE”) service offering.  The OIE service provides commercial property availability and transaction information to its subscribers through both an online service and market reports.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2008.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	Capmark — U.K.	BlackRock
CB Richard Ellis — U.K.	Deutsche Bank	Prudential
Colliers	Wells Fargo	Prudential — U.K.
Colliers Conrad Ritblat Erdman — U.K.	Washington Mutual	Metropolitan Life
Cushman & Wakefield	Wachovia Corporation	ING Clarion Partners
Cushman & Wakefield — U.K.	Merrill Lynch	Bear Stearns & Co., Inc.
Weichert Commercial Brokerage	Citibank	USAA Real Estate Company
Jones Lang LaSalle	AEGON USA Realty Advisors, Inc.	North Marq Capital
Jones Lang LaSalle — U.K.	Capmark Financial Group, Inc.	Morley — U.K.
Grubb & Ellis	East West Bank	AEW Capital Management LP
Gerald Eve — U.K.	Q10 Bonneville Mortgage Company	Progressive Insurance
Drivers Jonas — U.K.	Key Bank	Duke Realty Corporation
Lambert Smith Hampton — U.K.	Realpoint, LLC
BRE Commercial, LLC	Commerce Bank
Marcus & Millichap
The Staubach Company	Owners and Developers	Appraisers, Accountants
Newmark & Company Real Estate	Hines	Integra
CRESA Partners	LNR Property Corp	Deloitte and Touche
Studley	Shorenstein Properties	Deloitte and Touche — U.K.
Coldwell Banker Commercial NRT	Mack - Cali	Marvin F. Poer
UGL Equis	Manulife Financial	KPMG
GVA Williams	Industrial Developments International	GE Capital
GVA Advantis	Land Securities — U.K.	PGP Valuation
Binswanger		PricewaterhouseCoopers
Re/Max		Thomson Tax & Accounting
Carter
USI Real Estate Brokerage Services	REITS	Government Agencies
DAUM Commercial Real Estate	Brandywine Realty Trust	U.S. General Services Administration
Services	Prologis	County of Los Angeles
KTR Valuation & Consulting Services	Brookfield Properties	Internal Revenue Service
U.S. Equities Realty	Boston Properties	City of Chicago
Sperry Van Ness	Liberty Property Trust	Cook County Assessor’s Office
HFF		U.S. Department of Housing and Urban
Mohr Partners		Development
Charles Dunn Company, Inc.		Corporation of London — U.K.
GVA Grimley — U.K.		Scottish Enterprise – U.K.
King Sturge — U.K.
Knight Frank — U.K.	Property Managers	Vendors
DTZ — U.K.	Transwestern Commercial Services	Turner Construction Company
Savillis Commercial — U.K.	Lincoln Property Company	Kastle Systems
Artisreal — U.K.	PM Realty Group	Comcast Cable Communications
	Navisys Group	ADT Security
	Osprey Management Company	MWB — U.K.
	Leggat McCall Properties	Regus — U.K.
Clear Channel Outdoor
Cox Communications, Inc.

Retailers
DSW	PetSmart, Inc.	Town Fair Tire
Quiznos Master, LLC	Hibbett Sporting Goods, Inc.	7-Eleven
Men’s Wearhouse	Nationwide Insurance	United Rentals, Inc.
Dippin' Dots Franchising, Inc.	Pathmark

For the years ended December 31, 2005, 2006 and 2007, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2008, we had 265 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 24 field sales offices throughout the U.S. and in London, England; Manchester, England; Glasgow, Scotland and Paris, France.  Our inside sales team is located in our Maryland offices. This team prospects for new clients and performs service demonstrations exclusively by telephone and over the internet to support the direct sales force.

Our local offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing ongoing customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front line responsibility for customer care.

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

We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.  In addition, through CoStar Property Express and CoStar COMPS Express, clients can access our database of commercial real estate information without a subscription on a pay per use basis.

Our customer service and support staff is charged with ensuring high client satisfaction by providing ongoing customer support.

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; print advertising in trade magazines and local business journals; client referrals; and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our web-based marketing efforts include paid advertising with major search engines and commercial real estate news sites and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups, including industry-leading events for commercial brokers and retail and financial services institutions.

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

We compete directly and indirectly for customers with the following categories of companies:

•
online services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., Reed Business Information Limited, Dorey First CLS, officespace.com, MrOfficeSpace.com and TenantWise, Inc;

•
publishers and distributors of information services, including regional providers and national print publications, such as Black’s Guide, Property and Portfolio Research, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics, Dorey Publishing and Information Services and Smith Guide;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Catalyst, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information services we license.

We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures designed to discourage and detect unauthorized copying of our intellectual property.

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant” and “CoStar Group”. Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic.  We consider our trademarks in the aggregate to constitute a valuable asset.  In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and three patents in the U.S. which expire in 2020, 2021 and 2022, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent.

Employees

As of January 31, 2008, we employed 1,335 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

Our investor relations internet website is http://www.costar.com/corporate/investor. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may review and copy any of the information we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.	Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2008 and beyond; our possible or assumed future results of operations generally; and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations; future economic performance; management’s plans, goals and objectives for future operations; and growth and markets for our stock. Sections of this report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessary estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify and integrate acquisitions; our ability to control costs; litigation; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

Risk Factors

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The continuing decline in the commercial real estate industry’s leasing activity, rental rates and absorption rates and the recent downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation may lead to more cancellations of our information services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth rate to decline and reduce our profitability.

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information services. Our subscription-based information services generate the largest portion of our revenues. However, we may be unable to attract new clients in expansion markets, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or economic or competitive pressures. If clients decide to cancel services or not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate, revenues and our revenue growth rate may decline.

General economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including perceived and actual economic conditions, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability.  Further, any significant terrorist attack is likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. If clients choose to cancel our information services as a result of economic conditions, and we do not acquire new clients or sell new services to our existing clients, our revenues may decline and our financial position would be adversely affected.

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

If our operating costs are higher than we expect, our profitability may be reduced. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall or increase in expenses. Additionally, we may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations or cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information services and could reduce our profitability.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2007, we expanded geographic coverage in U.S. and U.K. and increased the depth of our coverage.  During 2008, we plan to increase the depth of our coverage in the U.S. and U.K. with our current resources.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability

Our continuing expansion into the retail real estate sector may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into the retail real estate sector imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next year, we expect to continue to expand the number of retail properties contained within our database. If we are unable to manage this expansion effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to expand our retail sector services and we are not successful in marketing and selling these expanded services, or customers fail to accept these new services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

International expansion may result in new business risks, which may reduce our profitability. Our international operations and expansion could subject us to new business risks, including: adapting to the differing business practices and laws in foreign countries; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; currency exchange rate fluctuations; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we are not able to manage our growth successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for international expansion could exceed the profit generated from such expansion, which would reduce our profitability and adversely affect our financial position.

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

We may not be able to successfully introduce new or upgraded information services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and reducing our profitability.

If we are not able to successfully identify and integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland, Grecam S.A.S. in France, and Property Investment Exchange Limited in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our website, the internet and our service providers. Problems with our website, the internet or the services provided by our local exchange carriers or internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information services. If we experience technical problems in distributing our services, we could experience reduced demand for our information services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Despite careful development and testing, we cannot be certain that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information services, which could reduce the demand for our services, lower our revenues and increase our costs.

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

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. In November 2006, we integrated internal research processes that our U.S. researchers use to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate with general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion and to increase coverage in existing markets; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plans; data quality; the development of our sales force; managerial execution; employee retention; foreign currency fluctuations; inflation; successful adoption of and training on our services; litigation; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights or other legal proceedings; regulatory developments; and economic or other factors. In addition, in recent years, the stock market in general, and the shares of internet related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies and may have the same effect on the market price of our common stock.

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar UK Limited (formerly FOCUS Information Limited), SPN, Grecam S.A.S. and Propex, a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Currencies may be affected by internal factors, and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

Negative conditions in the global credit markets may affect the liquidity of a portion of our short-term investments.  Currently our short-term investments include AAA rated auction rate securities which are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education. Recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of February 22, 2008, $29.1 million of the $33.1 million of our short-term investments in auction rate securities have failed to settle at auctions.  If the credit market does not improve, auctions for the remaining $4.0 million of our invested amounts may fail. When an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities immediately. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

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

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

We may be subject to legal liability for displaying or distributing information. Because the content in our database is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information services to users.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Bethesda, Maryland, where we occupy approximately 73,500 square feet of office space. Our main lease for our Bethesda, Maryland headquarters expires on March 14, 2010.  This facility is used primarily by our U.S. segment.

In addition to our Bethesda, Maryland facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; White Marsh, Maryland; London, England; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Tustin, California; Tampa; St. Louis; and Portland, Oregon.

We believe these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings

On May 8, 2007, we filed a lawsuit in the United States District Court for the District of Maryland against Centers & Malls LLC and two individuals.  CoStar's complaint alleged that these defendants unlawfully obtained part of CoStar's proprietary and copyrighted database and subsequently sold this stolen data for profit.  CoStar's complaint sought equitable and monetary relief, including but not limited to a permanent injunction barring defendants from unlawful use of CoStar products and disgorgement to CoStar of ill-gotten gains.  Shortly after filing suit, CoStar obtained a temporary restraining order barring Centers & Malls LLC from selling, utilizing, or distributing its products that were pirated from CoStar's database.  On January 8, 2008, the parties entered into a Settlement Agreement and Mutual Release, pursuant to which Centers & Malls agreed, among other things, to permanently shut down its business operations and pay CoStar monetary damages, in full release of all claims against Centers & Malls and its employees.  In February 2008, a Stipulation for Entry of Judgment and Permanent Injunction was filed with the court and the complaint was dismissed.

On November 15, 2007, LoopNet, Inc. (“LoopNet”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against CoStar and certain unnamed John Does for breach of contract, unfair competition, and violation of California Computer Crime Statute.  The complaint alleges that CoStar unlawfully copied and used LoopNet's data and seeks injunctive relief, compensatory damages, restitution and other costs (including attorneys’ fees) to be proven at trial.  LoopNet does not contend that anyone at CoStar has logged into LoopNet’s website and copied listings, nor does CoStar believe that to be the case.  Instead, the central contention of LoopNet’s lawsuit appears to be that it is unlawful for CoStar to use information provided to CoStar by commercial real estate brokers and property owners that: (1) type in their own listings and upload their own photos into either LoopNet’s listing service or LoopNet's software and web site hosting solution, LoopLink, and (2) use either the “email to a friend” function available within LoopNet’s service to send their listings for marketing on CoStar, or direct CoStar personnel to market the listings that appear on the brokers' or owners' websites. This contention is presumably based on the assumption that LoopNet controls the listings created by commercial real estate brokers and owners that use LoopNet and that LoopNet can prevent brokers and owners from marketing their own listings if the listings also appear on LoopNet's listing service or a website hosted by LoopLink.  CoStar believes that LoopNet’s claims are unfounded.

CoStar filed its Answer and several claims against LoopNet in this proceeding, including breach of contract, unfair competition and other claims.  We are seeking injunctive relief, restitution, pre-judgment interest, costs and disbursements, attorneys’ fees and direct, consequential, compensatory and punitive damages.  LoopNet has filed a motion to strike CoStar’s claims against LoopNet in this action.

Were LoopNet to prevail in this lawsuit, we could be required to make payments and/or comply with injunctive relief, including potentially removal of certain listings, which could negatively impact our business and operating results.  Although no assurance can be given as to the outcome of this lawsuit, CoStar believes LoopNet's allegations are without merit and intends to vigorously defend itself.

On February 5, 2008, we filed a complaint in the United States District Court for the Southern District of New York against LoopNet for false advertising under Section 43(a) of the Lanham Act.  CoStar alleges that LoopNet has engaged in false advertising by making misleading statements to the marketplace about the number of people that use its website.  Specifically, CoStar believes, based on current statements made by LoopNet, that the 2.5 million registered users that LoopNet reports is not the number of current users, but rather the total cumulative number of user IDs created over the last decade or so and therefore includes user IDs that have not been used in years, and in some cases, multiple user IDs for the same person.  Our lawsuit alleges that LoopNet’s use of this 2.5 million figure to competitively market how many users it currently has is false and misleading.

CoStar's complaint seeks injunctive relief and the maximum dollar amount permitted under the Lanham Act, as well as attorneys’ fees and costs.  LoopNet has not yet answered CoStar’s complaint.

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management based on consultations with legal counsel, are likely to have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2007.

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

	High	Low

Year Ended December 31, 2006
First Quarter	$56.43	$43.28
Second Quarter	$61.22	$48.65
Third Quarter	$60.57	$38.52
Fourth Quarter	$55.20	$41.04

Year Ended December 31, 2007
First Quarter	$52.15	$43.44
Second Quarter	$55.71	$44.95
Third Quarter	$58.49	$50.70
Fourth Quarter	$61.65	$44.48

As of February 1, 2008, there were approximately 210 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial position and other factors deemed relevant by our Board of Directors. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2007	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	--		--	--	--
November 1 through 30	--		--	--	--
December 1 through 31	1,442	(1)	$46.50	--	--
Total	1,442		$46.50	--	--

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

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index.

•	An equal investment in the S&P 500 Application Software Index.

The comparison covers the period beginning December 31, 2002, and ending on December 31, 2007, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CoStar Group, Inc.	100	226.02	250.30	233.98	290.30	256.10
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 500 Application Software Index	100	145.10	161.98	179.29	188.85	209.77

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2007. The consolidated statement of operations data shown below for each of the three years ended December 31, 2005, 2006, and 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004, and 2005 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2003	2004	2005	2006	2007
Revenues	$95,105	$112,085	$134,338	$158,889	$192,805
Cost of revenues	30,742	35,384	44,286	56,136	76,704
Gross margin	64,363	76,701	90,052	102,753	116,101
Operating expenses	64,361	69,955	82,710	88,672	98,249
Income from operations	2	6,746	7,342	14,081	17,852
Interest and other income, net	380	1,314	3,455	6,845	8,045
Income before income taxes	382	8,060	10,797	20,926	25,897
Income tax expense (benefit), net	282	(16,925)	4,340	8,516	9,946
Net income	$100	$24,985	$6,457	$12,410	$15,951
Net income per share - basic	$0.01	$1.38	$0.35	$0.66	$0.84
Net income per share - diluted	$0.01	$1.33	$0.34	$0.65	$0.82
Weighted average shares outstanding - basic	16,202	18,165	18,453	18,751	19,044
Weighted average shares outstanding - diluted	16,674	18,827	19,007	19,165	19,404

	As of December 31,
Consolidated Balance Sheet Data:	2003	2004	2005	2006	2007
Cash, cash equivalents, and short-term investments	$97,449	$117,069	$134,185	$158,148	$187,426
Working capital	88,207	107,875	124,501	154,606	167,441
Total assets	183,900	232,691	248,059	275,437	321,843
Total liabilities	15,531	21,747	23,263	25,327	40,038
Stockholders’ equity	168,369	210,944	224,796	250,110	281,805

	As of December 31,
Other Operating Data:	2003	2004	2005	2006	2007
Number of subscription client sites	8,582	9,489	11,464	13,257	14,467
Millions of properties in database	1.5	1.6	1.8	2.1	2.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are based on information available to us on the date of this filing and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the United States and the United Kingdom based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types - office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors d/b/a REAL-NET. In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau, a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an online investment property exchange located in London, England. The more recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S., as well as expanding the geographical coverage of many of our existing U.S. and U.K. markets. In the first quarter of 2006, our expansion into the 21 new markets was complete.

In early 2005, we announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

During the second half of 2006, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland, in support of our expanded research efforts and hired and trained additional researchers and other personnel. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007 in an effort to further expand the geographical coverage of our service offerings, including our retail service.

We believe that there is opportunity to capture potential revenue from prospective customers for our service in our current markets. We have restructured and expanded our field sales force in the U.S. to take advantage of this market opportunity. In the fourth quarter of 2006, we began rapidly expanding the size of our sales force and have since doubled its size. Sales representatives with less than a year of experience tend to be less productive than representatives with more than a year of experience. We expect that productivity per sales person will increase over the next year.

In connection with our recent acquisitions of Propex and Grecam, we intend to expand the coverage of our service offerings within the U.K., integrate our international operations more fully with those of the U.S., and eventually to introduce a consistent international platform of service offerings. We recently introduced the CoStar Group as the “brand” encompassing our international operations.

To cost effectively manage the growth of our international operations, we opened a research operations center in Glasgow, Scotland in 2007, rather than expand our operations in London. During the third quarter of 2007, we took steps to consolidate and streamline our international operations. As a result of these steps, certain management and staff positions in the U.K. were made redundant, which reduced certain costs and the amount of office space required in London. On September 14, 2007, CoStar UK Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement to assign the leasehold for our London office in Mayfair. Effective December 19, 2007, CoStar UK Limited assigned its lease interest in that office space in exchange for a payment of $7.6 million, net of expenses. We consolidated our London offices in Mayfair and Sheen into one facility in central London. We expect to gain operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

Our expansion into 81 new CBSAs, expansion of our coverage in existing markets, sales force expansion and expansion and integration of our international operations has caused our costs in 2007 to escalate over costs in 2006. However, as we complete these initiatives and the related costs stabilize, we believe they will facilitate the generation of additional revenue and provide a platform for earnings growth. Our 2007 results reflect growth in earnings as a result of these investments in our business, and we expect revenues to continue to grow over what is now a relatively fixed cost base for our U.S. research operations.

Although we do not currently plan to initiate new significant investments through 2008, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings in to remain profitable, driving overall earnings growth throughout 2008 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We expect 2008 revenue to grow over 2007 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customer base, continued depth of coverage and acquisitions. We expect that 2008 EBITDA, which is our net income before interest, income taxes, depreciation and amortization, will increase over 2007 based on the growth in EBITDA from U.S. operations. We anticipate that our EBITDA for our existing core U.S. platform will continue to grow principally due to growth in revenue. We believe the company is well positioned to generate continued, sustained earnings through the end of 2008.

We currently issue restricted stock and stock options to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statements of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. We incurred approximately $5.4 million in total equity compensation expense in 2007.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services currently generate approximately 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the years ended December 31, 2006 and 2007, our contract renewal rate was over 90%.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows of the carrying amounts of such assets and are affected by the factors listed below:

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more-likely-than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statements of operations.

At December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008.

As a result, we expect cash payments for taxes during 2008 of approximately $12.0 million because our U.S. taxable income will no longer be absorbed by carryforward losses.  Our U.K. operations are expected to generate net operating losses for the full year 2008.  Losses in the U.K., will generate a lower tax benefit than if the costs were incurred in the U.S., thereby creating a higher effective tax rate in 2008.

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

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income (loss). In calculating EBITDA, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income (loss) set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2005	2006	2007
Net income	$6,457	$12,410	$15,951
Purchase amortization in cost of revenues	1,250	1,205	2,170
Purchase amortization in operating expenses	4,469	4,183	5,063
Depreciation and other amortization	5,995	6,421	8,914
Interest income, net	(3,455)	(6,845)	(8,045)
Income tax expense, net	4,340	8,516	9,946
EBITDA	$19,056	$25,890	$33,999

Cash flows provided by (used in)
Operating activities	$22,919	$32,751	$51,799
Investing activities	$(38,732)	$(28,493)	$(40,398)
Financing activities	$7,412	$5,582	$8,161

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2005		2006		2007
Revenues	$134,338	100.0%	$158,889	100.0%	$192,805	100.0%
Cost of revenues	44,286	33.0	56,136	35.3	76,704	39.8
Gross margin	90,052	67.0	102,753	64.7	116,101	60.2
Operating expenses:
Selling and marketing	38,351	28.6	41,774	26.3	51,777	26.9
Software development	10,123	7.5	12,008	7.6	12,453	6.5
General and administrative	27,550	20.5	30,707	19.3	36,569	19.0
Restructuring charge	2,217	1.7	—	0.0	—	0.0
Gain on lease settlement, net	—	0.0	—	0.0	(7,613)	(3.9)
Purchase amortization	4,469	3.3	4,183	2.6	5,063	2.6
Total operating expenses	82,710	61.6	88,672	55.8	98,249	51.0
Income from operations	7,342	5.4	14,081	8.9	17,852	9.3
Interest and other income, net	3,455	2.6	6,845	4.3	8,045	4.2
Income before income taxes	10,797	8.0	20,926	13.2	25,897	13.4
Income tax expense, net	4,340	3.2	8,516	5.4	9,946	5.2
Net income	$6,457	4.8%	$12,410	7.8%	$15,951	8.3%

Comparison of Year Ended December 31, 2007 and Year Ended December 31, 2006

Revenues. Revenues grew 21.3% to $192.8 million in 2007, from $158.9 million in 2006. This increase in revenue has resulted from continued penetration of our subscription-based information services, the successful cross-selling of additional products and services to our existing customer base combined with a continued high renewal rate, and additional revenues from acquired companies, including Grecam, acquired in December 2006, and Propex, acquired in February 2007. Our subscription-based information services consist primarily of CoStar

Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services. As of December 31, 2007, our subscription-based information services represented approximately 95% of our total revenues.

Gross Margin. Gross margin increased to $116.1 million in 2007, from $102.8 million in 2006. The gross margin percentage decreased to 60.2% in 2007, from 64.7% in 2006. The increase in the gross margin amount resulted principally from revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. The decrease in gross margin percentage was principally due to an increase in the cost of revenues to $76.7 million for 2007, from $56.1 million for 2006. The increase in cost of revenues resulted from increased research department hiring, training, compensation and other operating costs, principally in connection with our retail and 81 new CBSA expansions, and our international expansion, as well as increased cost structures associated with the acquisitions of Grecam and Propex.

Selling and Marketing Expenses. Selling and marketing expenses increased to $51.8 million in 2007, from $41.8 million in 2006, and increased as a percentage of revenues to 26.9% in 2007, from 26.3% in 2006. The increase in the amount of selling and marketing expenses is primarily due to increased growth in the sales force, increased marketing efforts, as well as increased cost structures associated with the acquisition of Propex.

Software Development Expenses. Software development expenses increased to $12.5 million in 2007, from $12.0 million in 2006, and decreased as a percentage of revenues to 6.5% in 2007, from 7.6% in 2006. The increase in the amount of software development expenses was primarily due to increased costs associated with the continued development of an international platform. The decrease in the percentage was primarily due to our continued efforts to control and leverage our costs.

General and Administrative Expenses. General and administrative expenses increased to $36.6 million in 2007, from $30.7 million in 2006, and decreased slightly as a percentage of revenues to 19.0% in 2007, from 19.3% in 2006. The increase primarily includes increases in personnel expenses, cost structures associated with the acquisition of Propex and equity compensation.

Gain on Lease Settlement, Net. On September 14, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement with Trafigura Limited to assign to Trafigura our leasehold interest in the office space located in London. The lease assignment was effective on December 19, 2007. As a result, CoStar U.K. was paid $7.6 million, net of expenses, for the assignment of the lease. There were no gains on lease settlements in 2006.

Purchase Amortization. Purchase amortization increased to $5.1 million in 2007, from $4.2 million in 2006, and remained consistent as a percentage of revenues at 2.6% in 2007 and 2006. This increase in the amount was due to the acquisitions of Grecam and Propex.

Interest and Other Income, Net. Interest and other income, net increased to $8.0 million in 2007, from $6.8 million in 2006. This increase was primarily due to higher interest income as a result of higher total short-term investment balances for 2007 and increased interest rates for 2007 as compared to 2006.

Income Tax Expense, Net. Income tax expense, net increased to $9.9 million in 2007, from $8.5 million in 2006. This increase was due to higher income before income taxes for 2007, partially offset by a lower effective tax rate.  The effective tax rate was lower in 2007 due to the gain on lease settlement in the U.K. that was completed in December 2007.  The lease settlement resulted in income in the U.K., which reduced the overall effective tax rate.

Comparison of Business Segment Results for Year Ended December 31, 2007 and Year Ended December 31, 2006

Due to the increased size, complexity and funding requirements associated with our international expansion, in 2007 we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. U.S. revenues increased to $170.3 million from $146.1 million for the years ended December 31, 2007 and 2006, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with a continued high renewal rate. International revenues increased to $22.5 million from $12.8 million for the years ended December 31, 2007 and 2006, respectively. This increase in international revenue is principally a result of a combination of further penetration of our subscription-based information services in the U.K. and the acquisitions of Grecam and Propex.

Segment EBITDA. U.S. EBITDA increased to $32.9 million from $26.2 million for the years ended December 31, 2007 and 2006, respectively. The increase in U.S. EBITDA was due to increased revenues, partially offset by increased research costs and growth in our sales force as a result of our expansion. International EBITDA increased to $1.1 million from a loss of $315,000 for the years ended December 31, 2007 and 2006, respectively. This increase is primarily due to the assignment of our lease to Trafigura, offset by our increased investment in international expansion. International EBITDA also includes a corporate allocation of approximately $2.6 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005

Revenues. Revenues grew 18.3% to $158.9 million in 2006, from $134.3 million in 2005. This increase in revenue is principally due to further penetration of our subscription-based information services, as well as the successful cross selling to our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services. As of December 31, 2006, our subscription-based information services represented 96% of our total revenues.

Gross Margin. Gross margin increased to $102.8 million in 2006, from $90.1 million in 2005. Gross margin percentage decreased to 64.7% in 2006, from 67.0% in 2005. The increase in the gross margin amount resulted principally from internal revenue growth from our subscription-based information services, partially offset by an increase in cost of revenues. Cost of revenues increased to $56.1 million in 2006, from $44.3 million in 2005, principally due to increased research department hiring, training, compensation and other operating costs and the addition of offshore resources from our geographic and retail expansion, as well as research costs associated with further service enhancements to our existing platform.

Selling and Marketing Expenses. Selling and marketing expenses increased to $41.8 million in 2006, from $38.4 million in 2005 and decreased as a percentage of revenues to 26.3% in 2006, from 28.6% in 2005. The increase in the amount of selling and marketing expenses is primarily due to sales and marketing efforts for our current retail and geographic expansion plan as well as costs associated with growth in the sales force.  Additionally, stock-based compensation expense, due to the implementation of SFAS 123R, included in selling and marketing expenses for the year ended December 31, 2006, was $1.3 million compared to approximately $19,000 for the year ended December 31, 2005.

Software Development Expenses. Software development expenses increased to $12.0 million in 2006, from $10.1 million in 2005 and remained relatively consistent as a percentage of revenues to 7.6% in 2006, from 7.5% in 2005. The majority of the increase in the amount of software and development expense was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development costs for our internal information systems.

General and Administrative Expenses. General and administrative expenses increased to $30.7 million in 2006, from $27.6 million in 2005 and decreased as a percentage of revenues to 19.3% in 2006, from 20.5% in 2005. The increase in the amount of general and administrative expenses was primarily due to an increase in stock-based compensation, due to the implementation of SFAS 123R, to $2.4 million in 2006, from $290,000 for the year ended 2005 and an increase in professional services.

Restructuring Charge. We did not incur any restructuring charges in 2006.  In the third quarter of 2005, we recorded a restructuring charge of approximately $2.2 million in connection with the closing of our research center in Mason, Ohio.  The restructuring charge included amounts for wages, severance, occupancy and other costs.

Purchase Amortization. Purchase amortization decreased to $4.2 million in 2006, from $4.5 million in 2005. This decrease was due to the completion of amortization for certain identifiable intangible assets during 2006.

Interest and Other Income, Net.  Interest and other income, net increased to $6.8 million in 2006, from $3.5 million in 2005. This increase was primarily a result of higher total cash, cash equivalents and short-term investment balances and increased interest rates during the year.

Income Tax Expense, Net.  Income tax expense, net increased to $8.5 million in 2006, from $4.3 million in 2005, as a result of our increased profitability.

Comparison of Business Segment Results for Year Ended December 31, 2006 and Year Ended December 31, 2005

Segment Revenues. U.S. revenues increased to $146.1 million from $123.4 million for the years ended December 31, 2006 and 2005, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with a continued high renewal rate. International revenues increased to $12.8 million from $11.0 million for the years ended December 31, 2006 and 2005, respectively. This increase in international revenue is principally a result of a combination of further penetration of our subscription-based information services and the acquisition of Grecam.

Segment EBITDA. U.S. EBITDA increased to $26.2 million from $19.4 million for the years ended December 31, 2006 and 2005, respectively. The increase in U.S. EBITDA was due to increased revenues, partially offset by increased research costs as a result of our geographic and retail expansion. International EBITDA remained consistent as a loss of $315,000 and a loss of $316,000 for the years ended December 31, 2006 and 2005, respectively. This loss is due to our increased investment in international expansion. International EBITDA also included a corporate allocation of approximately $1.0 million for each of the years ended December 31, 2006 and 2005. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2006				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$37,274	$38,946	$40,571	$42,098	$44,831	$47,794	$49,340	$50,840
Cost of revenues	12,926	12,606	14,005	16,599	17,826	19,318	19,551	20,009
Gross margin	24,348	26,340	26,566	25,499	27,005	28,476	29,789	30,831
Operating expenses	22,500	23,942	20,730	21,500	25,569	28,230	25,952	18,498
Income from operations	1,848	2,398	5,836	3,999	1,436	246	3,837	12,333
Interest and other income, net	1,426	1,610	1,852	1,957	1,862	1,891	2,072	2,220
Income before income taxes	3,274	4,008	7,688	5,956	3,298	2,137	5,909	14,553
Income tax expense, net	1,414	1,704	2,990	2,408	1,484	962	2,659	4,841
Net income	$1,860	$2,304	$4,698	$3,548	$1,814	$1,175	$3,250	$9,712
Net income per share - basic	$0.10	$0.12	$0.25	$0.19	$0.10	$0.06	$0.17	$0.51
Net income per share - diluted	$0.10	$0.12	$0.25	$0.18	$0.09	$0.06	$0.17	$0.50

	2006				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.7	32.4	34.5	39.4	39.8	40.4	39.6	39.4
Gross margin	65.3	67.6	65.5	60.6	60.2	59.6	60.4	60.6
Operating expenses	60.3	61.4	51.1	51.1	57.0	59.1	52.6	36.4
Income from operations	5.0	6.2	14.4	9.5	3.2	0.5	7.8	24.2
Interest and other income, net	3.8	4.1	4.6	4.6	4.1	4.0	4.2	4.4
Income before income taxes	8.8	10.3	19.0	14.1	7.3	4.5	12.0	28.6
Income tax expense, net	3.8	4.4	7.4	5.7	3.3	2.0	5.4	9.5
Net income	5.0%	5.9%	11.6%	8.4%	4.0%	2.5%	6.6%	19.1%

Recent Acquisitions

Grecam. S.A.S. On December 21, 2006, CoStar Limited, a wholly owned subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. CoStar Limited acquired all of the outstanding capital stock of Grecam for approximately $2.0 million in cash.

Propex. On February 16, 2007, CoStar Limited acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $187.4 million at December 31, 2007 compared to $158.1 million at December 31, 2006. Cash, cash equivalents and short-term investments increased principally as a result of EBITDA, interest income, and proceeds from exercise of stock options, partially offset by purchases of property and equipment and other assets, cash used for the purchase of Propex for approximately $16.7 million, capital expenditures and changes in working capital accounts.

Net cash provided by operating activities for the year ended December 31, 2007 was $51.8 million compared to $32.8 million for the year ended December 31, 2006. The $19.0 million increase in net cash provided by operating activities is primarily due to increased earnings before non-cash charges for taxes, stock based compensation, provision for losses on accounts receivable, depreciation and amortization, and the $7.6 million net gain from lease settlement, partially offset by the net effect of changes in working capital.

Net cash used in investing activities was $40.4 million for the year ended December 31, 2007 compared to $28.5 million for the year ended December 31, 2006. This $11.9 million increase in net cash used in investing activities was due to the acquisition of Propex for approximately $16.7 million, net of acquired cash, increased purchases of short-term investments and increased purchases of property and equipment.

Net cash provided by financing activities was $8.2 million for the year ended December 31, 2007 compared to $5.6 million for the year ended December 31, 2006.  The higher net cash produced by financing activities in 2007 compared to 2006 is due to an increase in proceeds from the exercise of stock options.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2008	2009-2010	2011-2012	2013 and thereafter
Operating leases	$30,394	$8,478	$14,128	$6,995	$793
Purchase obligations(1)	2,556	2,478	78	—	—
Total contractual principal cash obligations	$32,950	$10,956	$14,206	$6,995	$793

(1) Amounts do not include current purchase obligations that may be renewed on the same or different terms or terminated by us or a third party.

During 2007, we incurred capital expenditures of approximately $14.3 million, including expenditures related to our expansion, support for our existing operations as well as building photography. We expect to make capital expenditures in 2008 of approximately $8.0 million to $9.0 million, including investments in facilities, building photography, network equipment and workstations to support ongoing operations.

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

As of February 22, 2008, we had $33.1 million of short-term investments in studen loan auction rate securities and $29.1 million of these securities failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

At December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008.  As a result, we expect our cash payments for taxes to be approximately $12.0 million during 2008 because our U.S. taxable income will no longer be absorbed by carryforward losses.

Inflation may affect the way we operate in the U.S. and abroad. In general, we believe that over time we are able to increase the prices of our services to counteract the majority of the inflationary effects of increasing costs.  We do not believe the impact of inflation has significantly affected our operations, and we do not anticipate that inflation will have a material impact on our operations in 2008.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for our company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. The adoption of SFAS 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. We have assessed the provisions of SFAS 159 and determined that it is not expected to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which will change the accounting for any business combination we enter into with an acquisition date after December 31, 2008. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R will have an impact on accounting for business combinations once adopted but its effect will be dependent upon the specifics of any business combination with an acquisition date subsequent to the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information services to the commercial real estate and related business community in the U.S., the U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of December 31, 2007, accumulated other comprehensive income (loss) included a gain from foreign currency translation adjustments of approximately $5.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2007.

Included within our short-term investments are investments in AAA rated student loan auction rate securities.  These securities are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  As of February 22, 2008, auctions for $29.1 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge.  Based on our ability to access our cash, cash equivalents and other short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 2 to the consolidated financial statements for further discussion.

We have a substantial amount of intangible assets. Although, as of December 31, 2007, we believe our intangible assets will be recoverable.  Changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.	Financial Statements and Supplementary Data

Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. Supplementary data is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Consolidated Results of Operations.”

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement for our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 28th day of February 2008.

COSTAR GROUP, INC.

By:	/S/ Andrew C. Florance
Andrew C. Florance
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance and Brian J. Radecki, and each of them individually, as their true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, herein by ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ Michael R. Klein	Chairman of the Board	February 28, 2008
Michael R. Klein

/S/ Andrew C. Florance	Chief Executive Officer and	February 28, 2008
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/S/ Brian J. Radecki	Chief Financial Officer	February 28, 2008
Brian J. Radecki	(Principal Financial and Accounting Officer)

/S/ David Bonderman	Director	February 22, 2008
David Bonderman

/S/ Warren H. Haber	Director	February 25, 2008
Warren H. Haber

/S/ Josiah O. Low, III	Director	February 23, 2008
Josiah O. Low, III

/S/ Christopher Nassetta	Director	February 28, 2008
Christopher Nassetta

/S/ Catherine B. Reynolds	Director	February 28, 2008
Catherine B. Reynolds

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (filed herewith).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (filed herewith).
*10.4
Form of Stock Option Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.5	Form of Stock Option Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.8.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).
*10.6
Form of Restricted Stock Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

*10.7
Form of 2007 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed June 22, 2007).

*10.8
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed June 22, 2007).

*10.9
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed June 22, 2007).

*10.10	Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (filed herewith).
*10.11	CoStar Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10.12
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.13
Employment Agreement, dated as of November 29, 2004, between Christopher Tully and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

INDEX TO EXHIBITS — (Continued)

Exhibit No.	Description
*10.14	Executive Service Contract dated February 16, 2007, between Property Investment Exchange Limited and Paul Marples (filed herewith).
*10.15
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.16
Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999).

10.17
Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended  June 30, 2002).

10.18
Exercise of option to extend lease term and sublease amendment, dated February 22, 2007 between Gateway, Inc. and CoStar Realty Information, Inc. and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K for the year ended December 31, 2006).

10.19
Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.20
Office Lease, dated as of February 23, 2005, between CoStar Realty Information, Inc. and Crestpointe III, LLC. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.21
Office Lease Agreement, dated March 16, 2007, between Corporate Place I Business Trust and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	Agreement for Lease among Nokia UK Limited, Focus Information Limited and CoStar Group, Inc., dated November 23, 2007 (filed herewith).
10.23
Contract for Sale and Purchase between Focus Information Limited and Trafigura Limited, dated September 14, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

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

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

 As discussed in Note 2 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

As also discussed in Note 7 to the consolidated financial statements, under the heading Income Taxes, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s (“CoStar”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  CoStar’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CoStar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of CoStar Group, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 22, 2008

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007

Revenues	$134,338	$158,889	$192,805
Cost of revenues	44,286	56,136	76,704
Gross margin	90,052	102,753	116,101

Operating expenses:
Selling and marketing	38,351	41,774	51,777
Software development	10,123	12,008	12,453
General and administrative	27,550	30,707	36,569
Restructuring charge	2,217	—	—
Gain on lease settlement, net	—	—	(7,613)
Purchase amortization	4,469	4,183	5,063
	82,710	88,672	98,249
Income from operations	7,342	14,081	17,852
Interest and other income, net	3,455	6,845	8,045
Income before income taxes	10,797	20,926	25,897
Income tax expense, net	4,340	8,516	9,946
Net income	$6,457	$12,410	$15,951

Net income per share — basic	$0.35	$0.66	$0.84
Net income per share — diluted	$0.34	$0.65	$0.82

Weighted average outstanding shares — basic	18,453	18,751	19,044
Weighted average outstanding shares — diluted	19,007	19,165	19,404

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,159	$57,785
Short-term investments	119,989	129,641
Accounts receivable, less allowance for doubtful accounts of approximately $1,966 and $2,959 as of December 31, 2006 and 2007, respectively	9,202	10,875
Deferred income taxes, net	7,904	2,716
Prepaid expenses and other current assets	3,497	4,661
Total current assets	178,751	205,678

Deferred income taxes, net	6,973	2,233
Property and equipment, net	18,407	24,045
Goodwill, net	46,497	61,854
Intangibles and other assets, net	23,172	25,711
Deposits and other assets	1,637	2,322
Total assets	$275,437	$321,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,878	$3,299
Accrued wages and commissions	6,018	7,489
Accrued expenses	6,098	15,696
Deferred revenue	8,817	10,374
Deferred rent	1,334	1,379
Total current liabilities	24,145	38,237

Deferred income taxes, net	1,182	1,801

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 19,081 and 19,474 issued and outstanding as of December 31, 2006 and 2007, respectively	191	195
Additional paid-in capital	302,936	317,570
Accumulated other comprehensive income	4,520	5,626
Accumulated deficit	(57,537)	(41,586)
Total stockholders’ equity	250,110	281,805
Total liabilities and stockholders’ equity	$275,437	$321,843

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Additional		Accumulated Other		Total
	Comprehensive Income	Common Stock		Paid-In Capital	Unearned Compensation	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2004		18,303	$183	$283,206	$—	$3,959	$(76,404)	$210,944
Net income	6,457	—	—	—	—	—	6,457	6,457
Foreign currency translation adjustment	(2,431)	—	—	—	—	(2,431)	—	(2,431)
Net unrealized loss on short-term investments	(180)	—	—	—	—	(180)	—	(180)
Comprehensive income	$3,846
Exercise of stock options		299	3	7,409	—	—	—	7,412
Deferred tax benefit for exercised stock options		—	—	2,215	—	—	—	2,215
Restricted stock		72	1	3,090	(3,091)	—	—	—
Amortization of unearned compensation		—	—	—	379	—	—	379
Balance at December 31, 2005		18,674	187	295,920	(2,712)	1,348	(69,947)	224,796
Net income	12,410	—	—	—	—		12,410	12,410
Foreign currency translation adjustment	2,950	—	—	—	—	2,950	—	2,950
Net unrealized gain on short-term investments	222	—	—	—	—	222	—	222
Comprehensive income	$15,582
Exercise of stock options		270	3	6,566	—	—	—	6,569
Swaps of shares for exercise		(20)	(1)	(938)	—	—	—	(939)
Restricted stock grants		165	2	34	—	—	—	36
Restricted stock grants surrendered		(12)	—	(234)	—	—	—	(234)
Stock compensation expense, net of forfeitures		—	—	4,094	—	—	—	4,094
Employee Stock Purchase Plan		4	—	206	—	—	—	206
Impact upon adoption of SFAS 123R		—	—	(2,712)	2,712	—	—	—
Balance at December 31, 2006		19,081	191	302,936	—	4,520	(57,537)	250,110
FIN 48 Adjustment		—	—	26	—	—	—	26
Balance at January 1, 2007		19,081	191	302,962	—	4,520	(57,537)	250,136
Net income	15,951	—	—	—	—	—	15,951	15,951
Foreign currency translation adjustment	873	—	—	—	—	873	—	873
Net unrealized gain on short-term investments	233	—	—	—	—	233	—	233
Comprehensive income	$17,057
Exercise of stock options		289	3	8,127	—	—	—	8,130
Restricted stock grants		131	1	(1)	—	—	—	—
Restricted stock grants surrendered		(58)	—	(635)	—	—	—	(635)
Consideration for Propex		22	—	1,010	—	—	—	1,010
Stock compensation expense, net of forfeitures		—	—	5,440	—	—	—	5, 440
Employee Stock Purchase Plan		9	—	407	—	—	—	407
Excess tax benefit for exercised stock options		—	—	260	—	—	—	260
Balance at December 31, 2007		19,474	$195	$317,570	$—	$5,626	$(41,586)	$281,805

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities:
Net income	$6,457	$12,410	$15,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,725	5,734	7,778
Amortization	5,989	6,076	8,369
Deferred income tax expense, net	4,245	7,658	9,946
Provision for losses on accounts receivable	979	1,813	2,464
Stock-based compensation expense	379	4,155	5,440
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,652)	(5,080)	(2,944)
Prepaid expenses and other current assets	(330)	(1,205)	(755)
Deposits	(317)	(246)	(670)
Accounts payable and accrued expenses	1,683	688	6,721
Deferred revenue	761	748	(501)
Net cash provided by operating activities	22,919	32,751	51,799

Investing activities:
Purchases of short-term investments	(250,272)	(109,040)	(116,676)
Sales of short-term investments	224,234	95,393	107,286
Purchases of property and equipment and other assets	(8,393)	(12,959)	(14,271)
Acquisitions, net of cash acquired	(4,301)	(1,887)	(16,737)
Net cash used in investing activities	(38,732)	(28,493)	(40,398)

Financing activities:
Proceeds from exercise of stock options	7,412	5,582	8,161
Net cash provided by financing activities	7,412	5,582	8,161

Effect of foreign currency exchange rates on cash and cash equivalents	(341)	254	64
Net (decrease) increase in cash and cash equivalents	(8,742)	10,094	19,626
Cash and cash equivalents at beginning of year	36,807	28,065	38,159
Cash and cash equivalents at end of year	$28,065	$38,159	$57,785

Supplemental disclosure of non-cash transactions:
Deferred tax benefit for exercised stock options	$2,215	$—	$—

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within two segments, U.S. and International. The Company’s information services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sales of subscription licenses and is recognized over the term of the license agreement.

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of revenues includes the cost of data from third-party data sources, which is expensed as incurred, and the amortization of database technology.

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2005, 2006 and 2007.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency.  Assets and liabilities are translated into U.S. dollars as of the balance sheet date.  Revenue, expenses, gains and losses are translated at the average exchange rates in effect during each period.  Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. The Company had an increase in comprehensive income from the translation of its foreign subsidiary’s assets and liabilities into U.S. dollars of approximately $3.0 million and $873,000 for the years ended December 31, 2006 and 2007, respectively. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2006 and 2007.

Comprehensive Income

For the years ended December 31, 2005, 2006 and 2007, total comprehensive income was approximately $3.8 million, $15.6 million and $17.1 million, respectively. As of December 31, 2007, accumulated other comprehensive income included foreign currency translation adjustments of approximately $5.5 million and unrealized gains on short-term investments of approximately $86,000.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense were approximately $200,000, $4.0 million and $2.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings or implementation of tax planning strategies.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options and restricted stock. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potential common shares would have an anti-dilutive effect.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement eliminates the Company's ability to account for share-based compensation transactions as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and generally requires that equity instruments

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expense in the consolidated statements of operations.

Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  The Company recognizes compensation costs for awards with graded vesting on a straight-line basis.

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company recorded a charge of approximately $35,000 representing the cumulative effect of a change in accounting principle. This amount was recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006.

The impact of the adoption of SFAS 123R on the Company's results of operations for the year ended December 31, 2006, was as follows (in thousands, except per share data):

Income from operations	$(2,860)
Income before taxes	$(2,860)
Net income	$(1,784)
Basic earnings per share	$(0.10)
Diluted earnings per share	$(0.09)

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the year ended December 31, 2006, and no amounts were classified as an operating cash outflow or a financing cash inflow in the accompanying condensed consolidated statement of cash flows.  Net cash proceeds from the exercise of stock options were approximately $7.4 million; $5.6 million and $8.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.  There was approximately $260,000 of excess tax benefits realized from stock option exercises for the year ended December 31, 2007.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options, restricted stock and employee stock purchase plan included in the Company's results of operations for the years ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Cost of revenues	$8	$317	$926
Selling and marketing	19	1,263	1,118
Software development	29	202	340
General and administrative	290	2,373	3,056
Total	$346	$4,155	$5,440

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the Company's results of operations for the year ended December 31, 2005. Previously reported amounts have not been restated in the Company's financial statements.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the year ended December 31, 2005, (in thousands, except per share data):

Year Ended December 31,
2005

Net income, as reported	$6,457
Add: stock-based employee compensation expense included in reported net income	216
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,560)
Pro forma net income	$3,113

Net income per share:
Basic — as reported	$0.35
Basic — pro forma	$0.17
Diluted — as reported	$0.34
Diluted — pro forma	$0.16

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and United States Government Securities. As of December 31, 2006 and 2007, cash of $742,000 and $754,000, respectively, was restricted to support letters of credit for security deposits.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115“Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2007 are as follows (in thousands):

Maturity	Fair Value
Due in:
2008	$68,727
2009-2012	41,656
2013-2017	3,535
2018 and thereafter	1,354
115,272
Securities with multiple maturities	14,369
Short-term investments	$129,641

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

The unrealized losses on the Company’s investments as of December 31, 2006 and 2007 were generated primarily from increases in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2006 and 2007.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Short-Term Investments — (Continued)

The components of the investments in a loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2006		2007
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$3,810	$(56)	$1,592	$(15)
Corporate debt securities	18,253	(114)	13,886	(49)
	$22,063	$(170)	$15,478	$(64)

The components of the investments in a loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2006		2007
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$4,442	$(13)	$531	$(1)
Corporate debt securities	10,207	(10)	21,234	(148)
	$14,649	$(23)	$21,765	$(149)

The gross unrealized gains as of December 31, 2006 and 2007 were approximately $50,000 and $330,000, respectively.

Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The auction rate securities are recorded at fair value.  Typically, the carrying value of auction rate securities approximates fair value due to frequent resetting of the interest rates.  As of February 22, 2008, the Company held auction rate securities totaling $33.1 million of par value, of which $29.1 million failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the remaining auction rate securities in the near term.  These developments may result in the classification of some or all of these securities as long-term investments in the Company’s consolidated financial statements for the first quarter of 2008.  In addition, while all of the auction rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record an impairment charge on these investments.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Property and Equipment

Property and equipment are stated at cost. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Five to seven years
Research vehicles	Five years
Computer hardware and software	Two to five years

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

Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets” (“APB 17”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001, be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets”.

Acquired database technology, customer base and trade names and other are related to the Company’s acquisitions (See Notes 3 and 6). Acquired database technology and trade names and other are amortized on a straight-line basis over periods ranging from two to ten years. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Acquired customer bases that arose from acquisitions prior to July 1, 2001 are amortized on a straight-line basis principally over a period of ten years. Acquired customer bases that arose from acquisitions on or after July 1, 2001 are amortized on a 125% declining balance method over ten years. The cost of capitalized building photography is amortized on a straight-line basis over five years.

Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the asset exceeds the fair value of the asset.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Long-Lived Assets — (Continued)

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. The adoption of SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. The Company has assessed the provisions of SFAS 159 and determined that it is not expected to have a material effect on the results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which will change the accounting for any business combination the Company enters into with an acquisition date after December 31, 2008. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R will have an impact on accounting for business combinations once adopted but its effect will be dependent upon the specifics of any business combination with an acquisition date subsequent to the date of adoption.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Recent Accounting Pronouncements —  (Continued)

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the results of operations or financial position of the Company.

3. ACQUISITIONS

On December 21, 2006, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. The Company acquired all of the outstanding capital stock of Grecam for approximately $2.0 million in cash.

On February 16, 2007, CoStar Limited acquired all of the outstanding capital stock of Property Investment Exchange Limited (“Propex”) for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007

Leasehold improvements	$4,450	$8,357
Furniture, office equipment and research vehicles	18,171	19,874
Computer hardware and software	21,862	27,735
	44,483	55,966
Accumulated depreciation and amortization	(26,076)	(31,921)
Property and equipment, net	$18,407	$24,045

5. GOODWILL

Goodwill consists of the following (in thousands):

	December 31,
	2006	2007

Goodwill	$57,720	$73,077
Accumulated amortization	(11,223)	(11,223)
Goodwill, net	$46,497	$61,854

The Company recorded goodwill of approximately $15.0 million for the Propex acquisition in February 2007.  The remaining increase in goodwill in 2007 is related to foreign currency fluctuations.

During the fourth quarters of 2006 and 2007, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consists of the following (in thousands, except amortization period data):

	December 31, 2006	December 31, 2007	Weighted- Average Amortization Period (in years)

Building photography	$9,902	$10,799	5
Accumulated amortization	(5,567)	(6,708)
Building photography, net	4,335	4,091

Acquired database technology	22,101	21,390	4
Accumulated amortization	(20,107)	(20,573)
Acquired database technology, net	1,994	817

Acquired customer base	44,949	50,891	10
Accumulated amortization	(29,414)	(34,374)
Acquired customer base, net	15,535	16,517

Acquired trade name	4,198	9,089	6
Accumulated amortization	(2,890)	(4,803)
Acquired trade names and other, net	1,308	4,286

Intangibles and other assets, net	$23,172	$25,711

Amortization expense for intangibles and other assets was approximately $6.0 million; $6.1 million and $8.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2007 for future periods is expected to be approximately $7.3 million, $5.6 million, $2.3 million, $1.8 million and $1.8 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$227	$414	$574
State	57	220	821
Foreign	—	—	—
Total current	284	634	1,395
Deferred:
Federal	4,018	7,497	9,716
State	746	1,077	72
Foreign	(708)	(692)	(1,237)
Total deferred	4,056	7,882	8,551
Total provision for income taxes	$4,340	$8,516	$9,946

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2006	2007
Deferred tax assets:
Reserve for bad debts	$610	$799
Accrued compensation	879	1,286
Stock compensation	776	1,603
Net operating losses	14,747	3,177
Restructuring reserve	201	45
Alternative minimum tax credits	820	1,393
Other liabilities	1,119	1,001
Total deferred tax assets	19,152	9,304

Deferred tax liabilities:
Prepaids	(644)	(739)
Depreciation	(323)	(427)
Identified intangibles associated with purchase accounting	(4,153)	(4,927)
Total deferred tax liabilities	(5,120)	(6,093)

Net deferred tax asset	14,032	3,211
Valuation allowance	(337)	(63)
Net deferred taxes	$13,695	$3,148

The net long-term deferred tax liability shown on the balance sheet includes deferred tax liabilities and assets related to the U.K. operations of the Company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES — (Continued)

For the years ended December 31, 2006 and 2007, a valuation allowance has been established primarily for certain state net operating loss carryforwards due to the uncertainty of realization. The Company’s change in valuation allowance was approximately $350,000 and $274,000 during the years ended December 31, 2006 and 2007, respectively.  For the year ended December 31, 2007, the Company had income of approximately $30.3 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $4.4 million subject to applicable U.K. tax laws.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Expected federal income tax provision at 34%	$3,670	$7,115	$8,805
State income taxes, net of federal benefit	533	1,014	841
Foreign income taxes, net effect	139	119	156
Stock compensation	—	528	146
Increase (decrease) in valuation allowance	3	(267)	(274)
Other adjustments	(5)	7	272
Income tax expense, net	$4,340	$8,516	$9,946

The Company paid approximately $95,000, $858,000 and $1.1 million in income taxes for the years ended December 31, 2005, 2006 and 2007, respectively.

At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which expire, if unused, from the year 2013 through the year 2023. The Company has net operating loss carryforwards for U.K. income tax purposes of approximately $8.1 million, which do not expire. The Company also has alternative minimum tax credit carryforwards of approximately $1.4 million.

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $226,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of January 1, 2007	$226
Increase for current year tax positions	46
Increase for prior year tax positions	13
Expiration of the statute of limitation for assessment of taxes	(25)
Unrecognized tax benefit as of December 31, 2007	$260

The unrecognized tax benefit of $260,000 as of December 31, 2007, would favorably affect the annual effective tax rate, if recognized in future periods. The unrecognized tax benefit includes approximately $24,000 of interest and $10,000 of penalties accrued during 2007, and approximately $49,000 of interest and $57,000 of penalties in total as of December 31, 2007. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES — (Continued)

The Company’s federal and state income tax returns for tax years 2003 through 2006 remain open to examination. The Company’s U.K. income tax returns for tax years 2001 through 2006 remain open to examination.

8. GAIN ON LEASE SETTLEMENT, NET

On September 14, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement with Trafigura Limited to assign to Trafigura the leasehold interest in the office space located in London. The lease assignment was completed on December 19, 2007. As a result, CoStar U.K. was paid approximately $7.6 million, net of expenses, for the assignment of the lease. The expenses associated with the lease settlement included legal, moving and the disposal of assets.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $6.8 million, $7.0 million and $8.1 million, respectively.

The Company entered into a sublease agreement during December 2006 that will terminate in March 2008.  Future sublease income will total $73,000 over the remaining term.

Future minimum lease payments as of December 31, 2007 are as follows (in thousands):

2008	$8,478
2009	8,590
2010	5,538
2011	4,094
2012	2,901
2013 and thereafter	793
$30,394

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  SEGMENT REPORTING

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion in 2007, the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The U.S. and International segment revenue is comprised of subscription based information services consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, and currently generates approximately 95% of our total revenues. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Revenues
United States	$123,360	$146,073	$170,298
International	10,978	12,816	22,507
Total revenues	$134,338	$158,889	$192,805

EBITDA
United States	$19,372	$26,205	$32,872
International	(316)	(315)	1,127
Total EBITDA	$19,056	$25,890	$33,999

Reconciliation of EBITDA to net income
EBITDA	$19,056	$25,890	$33,999
Purchase amortization in cost of revenues	(1,250)	(1,205)	(2,170)
Purchase amortization in operating expenses	(4,469)	(4,183)	(5,063)
Depreciation and other amortization	(5,995)	(6,421)	(8,914)
Interest income, net	3,455	6,845	8,045
Income tax expense, net	(4,340)	(8,516)	(9,946)
Net income	$6,457	$12,410	$15,951

International EBITDA includes a corporate allocation of approximately $1.0 million for the years ended December 31, 2005 and 2006 and approximately $2.6 million for the year ended December 31, 2007.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	December 31,
	2006	2007
Property and equipment, net
United States	$16,907	$18,162
International	1,500	5,883
Total property and equipment, net	$18,407	$24,045

Assets
United States	$271,179	$308,373
International	33,718	72,659
Total segment assets	$304,897	$381,032

Reconciliation of segment assets to total assets
Total segment assets	$304,897	$381,032
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(11,117)	(40,846)
Total assets	$275,437	$321,843

Liabilities
United States	$18,382	$21,581
International	19,197	61,025
Total segment liabilities	$37,579	$82,606

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$37,579	$82,606
Intercompany payables	(12,252)	(42,568)
Total liabilities	$25,327	$40,038

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  STOCKHOLDERS’ EQUITY

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

12.  NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net income	$6,457	$12,410	$15,951
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,453	18,751	19,044
Effect of dilutive securities:
Stock options and warrants	554	414	360
Denominator for diluted net income per share — weighted-average outstanding shares	19,007	19,165	19,404

Net income per share — basic	$0.35	$0.66	$0.84
Net income per share — diluted	$0.34	$0.65	$0.82

Stock options and warrants to purchase approximately 921,000, 86,900 and 80,400 shares were outstanding as of December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) prior to consummation of the Company’s initial public offering.  In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007.  All shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (excluding shares subject to outstanding awards) were rolled into the 2007 Plan and, as of that date, no shares of common stock are available under the 1998 Plan.  The 1998 Plan continues to govern unexercised and unexpired awards issued under the 1998 Plan prior to June 7, 2007.  The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 1998 Plan might be incentive or non-qualified. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period of the options and restricted stock grants is determined by the Board of Directors and is generally three to four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable.

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees and directors of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. The exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors and is generally three to four years, subject to minimum vesting periods of at least one year. The Company has reserved the following shares of common stock for issuance under the 2007 Plan: (a) 1,000,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that are subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007 that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date.  Approximately 1.1 million shares were available for future grant under the 2007 Plan as of December 31, 2007.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EMPLOYEE BENEFIT PLANS —  (Continued)

Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	1,850,334	$9.00 - $52.13	$29.21
Granted	10,000	$43.17 - $43.17	$43.17
Exercised	(292,474)	$9.00 - $44.86	$25.34
Canceled or expired	(93,963)	$17.25 - $45.18	$33.68
Outstanding at December 31, 2005	1,473,897	$9.00 - $52.13	$29.76
Granted	96,900	$51.92	$51.92
Exercised	(269,755)	$9.00 - $45.18	$24.35
Canceled or expired	(26,565)	$18.28 - $45.18	$37.85
Outstanding at December 31, 2006	1,274,477	$9.00 - $52.13	$32.23
Granted	7,000	$48.25 - $54.12	$50.77
Exercised	(288,757)	$9.00 - $45.18	$28.16
Canceled or expired	(24,875)	$21.28 - $51.92	$44.82
Outstanding at December 31, 2007	967,845	$16.20 - $54.12	$33.25	5.26	$13,932

Exercisable at December 31, 2005	960,454	$9.00 - $52.13	$27.04
Exercisable at December 31, 2006	929,324	$9.00 - $52.13	$28.93
Exercisable at December 31, 2007	826,782	$16.20 - $52.13	$31.07	4.87	$13,504

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2005, 2006 and 2007 and (ii) the exercise prices of the underlying awards, multiplied by  the shares underlying options as of December 31, 2005, 2006 and 2007, that had an exercise price less than the closing price on that date. Options to purchase 292,474, 269,755, and 288,757 shares were exercised for the years ended December 31, 2005, 2006, and 2007, respectively.  The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $5.9 million, $7.4 million and $7.5 million, respectively.

At December 31, 2007, there was $11.1 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.1 years.

The weighted-average grant date fair value of each option granted during the years ended December 2005, 2006 and 2007 was $26.65, $33.45 and $32.70, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EMPLOYEE BENEFIT PLANS — (Continued)

 Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2005	2006	2007

Dividend yield	0%	0%	0%
Expected volatility	64%	61%	61%
Risk-free interest rate	4.4%	4.7%	4.7%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$16.20 - $18.06	101,117	3.77	$17.94	101,117	$17.94
$18.12 - $20.30	117,953	4.56	$19.23	117,953	$19.23
$20.60 - $28.15	157,431	4.45	$25.99	157,431	$25.99
$29.00 - $30.75	137,096	3.58	$30.26	137,096	$30.26
$31.50 - $39.00	112,910	5.29	$38.11	90,410	$37.89
$39.53 - $44.06	100,563	5.76	$41.16	76,062	$41.33
$44.86 - $45.18	153,375	6.82	$45.03	117,250	$45.04
$46.81 - $51.92	83,400	8.69	$51.56	28,463	$51.38
$52.13 - $52.13	1,000	2.19	$52.13	1,000	$52.13
$54.12 - $54.12	3,000	9.42	$54.12	0	$0.00
$16.20 - $54.12	967,845	5.26	$33.25	826,782	$31.07

The following table presents unvested restricted stock awards activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2006	212,277	$47.46
Granted	131,403	$53.29
Vested	(40,377)	$50.09
Canceled	(44,715)	$49.54
Unvested restricted stock at December 31, 2007	258,588	$48.55

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EMPLOYEE BENEFIT PLANS — (Continued)

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees.  The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2005, 2006 and 2007, the Company matched 100% of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2005, 2006 and 2007 were approximately $1.6 million, $2.0 million and $2.3 million, respectively. The Company paid administrative expenses in connection with the 401(k) plan of approximately $18,000, $25,000 and $22,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2005, 2006 and 2007 were approximately $175,000, $193,000 and $281,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates.  There were 95,489 and 86,308 shares available for purchase under the plan as of December 31, 2006 and 2007, respectively and approximately 4,000 and 9,000 shares of the Company’s common stock were purchased during 2006 and 2007, respectively.