Form 10-Q
period 2008-03-31
COSTAR GROUP INC
filed 2008-05-09
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008, there were 19,527,967 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$52,264	$44,831
Cost of revenues	19,721	17,826
Gross margin	32,543	27,005

Operating expenses:
Selling and marketing	10,873	13,166
Software development	3,414	3,070
General and administrative	9,805	8,063
Purchase amortization	1,221	1,270
	25,313	25,569

Income from operations	7,230	1,436
Interest and other income, net	1,938	1,862

Income before income taxes	9,168	3,298
Income tax expense, net	4,126	1,484

Net income	$5,042	$1,814

Net income per share — basic	$0.26	$0.10
Net income per share — diluted	$0.26	$0.09

Weighted average outstanding shares — basic	19,217	18,896
Weighted average outstanding shares — diluted	19,369	19,207

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$94,706	$57,785
Short-term investments	66,855	129,641
Accounts receivable, less allowance for doubtful accounts of approximately $3,455 and $2,959 as of March 31, 2008 and December 31, 2007, respectively	11,708	10,875
Deferred income taxes, net	2,097	2,716
Prepaid expenses and other current assets	3,371	4,661
Total current assets	178,737	205,678

Long-term investments	31,532	—
Deferred income taxes, net	3,335	2,233
Property and equipment, net	22,714	24,045
Goodwill	61,819	61,854
Intangibles and other assets, net	23,892	25,711
Deposits and other assets	1,485	2,322
Total assets	$323,514	$321,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,883	$3,299
Accrued wages and commissions	5,894	7,489
Accrued expenses and deferred rent	11,890	16,884
Deferred revenue	10,723	10,374
Income taxes payable	5,167	191
Total current liabilities	35,557	38,237

Deferred income taxes, net	1,089	1,801

Total stockholders’ equity	286,868	281,805

Total liabilities and stockholders’ equity	$323,514	$321,843

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$5,042	$1,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,163	1,744
Amortization	2,119	1,866
Stock-based compensation expense	1,243	1,529
Deferred income tax expense, net	4,126	1,484
Provision for losses on accounts receivable	946	517
Changes in operating assets and liabilities, net of acquisitions	(7,557)	2,189
Net cash provided by operating activities	8,082	11,143

Investing activities:
Purchases of investments	(1,490)	(26,382)
Sales of investments	31,172	39,225
Purchases of property and equipment and other assets	(1,189)	(2,581)
Acquisition, net of cash acquired	—	(16,737)
Net cash provided by (used in) investing activities	28,493	(6,475)

Financing activities:
Proceeds from exercise of stock options	412	362
Net cash provided by financing activities	412	362
Effect of foreign currency exchange rates on cash and cash equivalents	(66)	(71)
Net increase in cash and cash equivalents	36,921	4,959
Cash and cash equivalents at the beginning of period	57,785	38,159
Cash and cash equivalents at the end of period	$94,706	$43,118

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2008, the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2008 and 2007.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net income	$5,042	$1,814
Foreign currency translation adjustment	(64)	(11)
Net unrealized (loss) gain on investments, net of tax	(1,570)	84
Comprehensive income	$3,408	$1,887

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Foreign currency translation adjustment	$5,476	$5,540
Accumulated net unrealized (loss) gain on investments, net of tax	(1,484)	86
Total accumulated other comprehensive income	$3,992	$5,626

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (CONTINUED)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Numerator:
Net income	$5,042	$1,814
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,217	18,896
Effect of dilutive securities:
Stock options and restricted stock	152	311
Denominator for diluted net income per share — weighted-average outstanding shares	19,369	19,207

Net income per share — basic	$0.26	$0.10
Net income per share — diluted	$0.26	$0.09

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three months ended March 31, 2008 and 2007, was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cost of revenues	$162	$254
Selling and marketing	180	379
Software development	124	95
General and administrative	777	801
Total	$1,243	$1,529

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157”, (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008 the Company adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial position.  The Company is currently assessing the impact on its financial statements for the portion of SFAS 157 that was deferred with the release of FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. The Company adopted SFAS 159 on January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.  The adoption of SFAS 159 did not have a material impact on the Company’s results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, FSP 142-3 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company is currently assessing the impact of FSP 142-3 on its financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITION

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired all of the outstanding capital stock of Property Investment Exchange Limited (“Propex”) for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

The Propex acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base for the acquisition, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is being amortized on a straight-line basis over three years. The Company recorded goodwill of approximately $15.0 million related to the Propex acquisition. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

4.	FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments.  Although the adoption of SFAS 157 did not materially impact its financial position, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$7,996	$—	$—	$7,996
Money market funds	65,231	—	—	65,231
Treasuries	21,479	—	—	21,479
Auction rate securities	—	—	31,532	31,532
Government-sponsored enterprise obligations	12,810	—	—	12,810
Corporate debt securities	—	54,045	—	54,045
Total	$107,516	$54,045	$31,532	$193,093

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The Company’s Level 2 assets consist of corporate debt securities, which do not have directly observable quoted prices in active markets.  The Company’s corporate debt securities are valued using matrix pricing, which is an acceptable practical expedient under SFAS 157 and classified as Level 2.

The Company’s Level 3 assets consist of variable rate debt instruments with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.

The following table presents the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs as defined in SFAS 157, at March 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(1,600)
Net settlements	(20,843)
Balance at March 31, 2008 (unaudited)	$31,532

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.  Typically, the carrying value of ARS approximates fair value due to frequent resetting of the interest rates.  As of March 31, 2008, the Company held ARS totaling $33.1 million all of which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities have been reclassified out of short-term investments and into long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2008.

While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.  Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.6 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while all of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS (unaudited) — (CONTINUED)

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2007	$30,428	$31,426	$61,854
Effect of foreign currency translation	—	(35)	(35)
Goodwill, March 31, 2008 (unaudited)	$30,428	$31,391	$61,819

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2008	December 31, 2007	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$11,121	$10,799	5
Accumulated amortization	(7,021)	(6,708)
Building photography, net	4,100	4,091

Acquired database technology	21,387	21,390	4
Accumulated amortization	(20,667)	(20,573)
Acquired database technology, net	720	817

Acquired customer base	50,873	50,891	10
Accumulated amortization	(35,592)	(34,374)
Acquired customer base, net	15,281	16,517

Acquired trade names and other	9,084	9,089	6
Accumulated amortization	(5,293)	(4,803)
Acquired trade names and other, net	3,791	4,286

Intangibles and other assets, net	$23,892	$25,711

7.	INCOME TAXES

The income tax provision for the three months ended March 31, 2008 and 2007, reflects an effective tax rate of approximately 45%. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of March 31, 2008, the Company continues to maintain a valuation allowance of approximately $63,000 for certain state net operating loss carryforwards.

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion in 2007, the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Revenues
United States	$46,403	$40,181
International	5,861	4,650
Total revenues	$52,264	$44,831

EBITDA
United States	$12,570	$5,850
International	(1,058)	(804)
Total EBITDA	$11,512	$5,046

Reconciliation of EBITDA to net income
EBITDA	$11,512	$5,046
Purchase amortization in cost of revenues	(583)	(325)
Purchase amortization in operating expenses	(1,221)	(1,270)
Depreciation and other amortization	(2,478)	(2,015)
Interest income, net	1,938	1,862
Income tax expense, net	(4,126)	(1,484)
Net income	$5,042	$1,814

International EBITDA includes a corporate allocation of approximately $325,000 and $775,000 for the three months ended March 31, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s international segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment was as follows (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Property and equipment, net
United States	$17,189	$18,162
International	5,525	5,883
Total property and equipment, net	$22,714	$24,045

Goodwill
United States	$30,428	$30,428
International	31,391	31,426
Total segment goodwill	$61,819	$61,854

Assets
United States	$319,318	$308,373
International	64,290	72,659
Total segment assets	$383,608	$381,032

Reconciliation of segment assets to total assets
Total segment assets	$383,608	$381,032
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(41,751)	(40,846)
Total assets	$323,514	$321,843

Liabilities
United States	$25,547	$21,581
International	54,533	61,025
Total segment liabilities	$80,080	$82,606

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$80,080	$82,606
Intercompany payables	(43,434)	(42,568)
Total liabilities	$36,646	$40,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar is the leading provider of information services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate information database available, have the largest research department in the industry, provide more information services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors doing business as REAL-NET. In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider. In January 2005, we acquired National Research Bureau, a leading provider of U.S. shopping center information. Additionally, in December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. The most recent acquisition is discussed later in this section under the heading “Recent Acquisition.”

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

In connection with our acquisitions of Propex and Grecam, we are continuing to expand the coverage of our service offerings within the U.K., integrate our international operations more fully with those of the U.S., and eventually to introduce a consistent international platform of service offerings. We recently introduced the CoStar Group as the “brand” encompassing our international operations.

To cost effectively manage the growth of our international operations, we opened a research operations center in Glasgow, Scotland in 2007, rather than expand our operations in London. During the third quarter of 2007, we took steps to consolidate and streamline our international operations. As a result of these steps, certain management and staff positions in the U.K. were made redundant, which reduced certain costs and the amount of office space required in London. Effective December 19, 2007, CoStar UK Limited assigned its lease interest in our Mayfair office in exchange for a payment of $7.6 million, net of expenses. We consolidated our London offices in Mayfair and Sheen into one facility in central London. We expect to gain operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We believe that our recent U.S. and international expansion and integration efforts have created a platform for earnings growth and will generate additional revenue now that the related costs stabilized. In fact, our first quarter 2008 results reflect growth in earnings as a result of these investments in our business, and we expect revenues to continue to grow over what is now a relatively fixed cost base for our research operations.

Although we do not currently plan to initiate new significant investments during 2008, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in the second quarter of 2008, we expect to release CoStar Showcase®, an online marketing service that provides commercial real estate professionals the opportunity to list their properties on CoStar.com making the listings accessible to all visitors to our public website. In addition, in April 2008, we acquired the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information, for $3.0 million in cash at closing and deferred consideration payable within approximately six months of the one-year anniversary of closing. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings growth throughout 2008 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

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

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically, unless the customer submits written notice of their intent not to renew 60 days prior to the contract’s expiration date. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2008 and 2007, our contract renewal rates were over 90%.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators. We measure any impairment loss to the extent that the carrying amount of the asset exceeds its fair value.  We consider our operating segments, U.S. and International, as our reporting units under Statement of Financial Accounting Standards (“SFAS”) No. 142 for consideration of potential impairment of goodwill.

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

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008.  As a result, we expect cash payments for taxes during 2008 of approximately $12.0 million because our U.S. taxable income will no longer be fully absorbed by carryforward losses.

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

Non-GAAP Financial Measure

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. We disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net income	$5,042	$1,814
Purchase amortization in cost of revenues	583	325
Purchase amortization in operating expenses	1,221	1,270
Depreciation and other amortization	2,478	2,015
Interest income, net	(1,938)	(1,862)
Income tax expense, net	4,126	1,484
EBITDA	$11,512	$5,046

Cash flows provided by (used in)
Operating activities	$8,082	$11,143
Investing activities	28,493	(6,475)
Financing activities	412	362

Comparison of Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

Revenues. Revenues increased to $52.3 million in the first quarter of 2008 from $44.8 million in the first quarter of 2007. This increase in revenue is due to further penetration of our subscription-based information services, the successful cross-selling into our customer base across our service platform in existing markets combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate 95% of our total revenues.

Gross Margin. Gross margin increased to $32.5 million in the first quarter of 2008 from $27.0 million in the first quarter of 2007. The gross margin percentage increased to 62.3% in the first quarter of 2008 from 60.2% in the first quarter of 2007. The increase in gross margin amount and percentage was principally due to  the  increase in revenues partially offset by an increase in the cost of revenues.  Cost of revenues increased to $19.7 million for the first quarter of 2008 from $17.8 million for the first quarter of 2007. The $1.9 million increase in cost of revenues is related to our expansion and includes research department personnel costs of approximately $1.3 million and occupancy and depreciation costs of approximately $600,000 due primarily to the addition of our Glasgow, Scotland research center in June 2007.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $10.9 million in the first quarter of 2008 from $13.2 million in the first quarter of 2007, and decreased as a percentage of revenues to 20.8% in the first quarter of 2008 from 29.4% in the first quarter of 2007. The decrease in the amount of selling and marketing expenses is primarily due to decreased personnel costs. The decrease in personnel costs is primarily due to the sales force selling services with a smaller average price point, which resulted in lower average contract values compared to the first quarter of 2007.

Software Development Expenses. Software development expenses increased to $3.4 million in the first quarter of 2008 from $3.1 million in the first quarter of 2007 and decreased as a percentage of revenues to 6.5% in the first quarter of 2008 from 6.8% in the first quarter of 2007 due to increased revenues in 2008. The increase in the amount of software and development expenses was due to the hiring of new employees to support our continued focus on enhancements to our existing services, development of new services and development of our internal information systems.

General and Administrative Expenses. General and administrative expenses increased to $9.8 million in the first quarter of 2008 from $8.1 million in the first quarter of 2007 and increased as a percentage of revenues to 18.8% in the first quarter of 2008 compared to 18.0% in the first quarter of 2007. The $1.7 million increase in the amount includes approximately $700,000 in personnel costs, $600,000 in legal fees and $400,000 in bad debt expense compared to the first quarter of 2007.

Purchase Amortization. Purchase amortization remained relatively consistent at $1.2 million in the first quarter of 2008 and $1.3 million in the first quarter of 2007, and slightly decreased as a percentage of revenues to 2.3% in the first quarter of 2008 from 2.8% in the first quarter of 2007, due to increased revenues.

Interest and Other Income, Net. Interest and other income, net remained consistent at $1.9 million in the first quarter of 2008 and 2007.  Although, cash, short-term and long-term investments increased over the first quarter of 2007, our other income remained relatively consistent due to lower average interest rates compared to the first quarter of 2007.

Income Tax Expense, Net.  Income tax expense, net increased to $4.1 million in the first quarter of 2008 from $1.5 million in the first quarter of 2007. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

Due to the increased size, complexity, and funding requirements associated with our international expansion, in 2007 we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.  Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization.  Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments.  EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $46.4 million in the first quarter of 2008 from $40.2 million in the first quarter of 2007.  This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling into our customer base across our service platform in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment.   International revenues increased to $5.9 million in the first quarter of 2008 from $4.7 million in the first quarter of 2007. This increase in international revenue is principally a result of a combination of a further penetration of our subscription-based information services and a full quarter of revenue from our Propex acquisition acquired in February 2007.

Segment EBITDA. U.S. EBITDA increased to $12.6 million in the first quarter of 2008 from $5.9 million in the first quarter of 2007. The increase in U.S. EBITDA was due to increased revenue of approximately $6.2 million and lower sales personnel costs partially offset by an increase in legal fees and bad debt expense. International EBITDA increased to a loss of $1.1 million in the first quarter of 2008 from a loss of $804,000 in the first quarter of 2007. This increased loss is due to our increased research department personnel costs and the addition of our Glasgow, Scotland research center associated with our expansion partially offset by increased revenues and a lower corporate allocation to our international segment. International EBITDA includes a corporate allocation of approximately $325,000 and $775,000 for the three months ended March 31, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisition

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock.

This acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base for the acquisition, which consists of one distinct intangible asset for the acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is amortized on a straight-line basis over three years. The Company recorded goodwill of approximately $15.0 million for the Propex acquisition.  Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the respective date of the acquisition and is not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $161.6 million at March 31, 2008 from $187.4 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 2008 is primarily due to reclassification of approximately $31.5 million in auction rate securities (“ARS”) from short-term investments to long-term investments in the first quarter of 2008, the payment of deferred consideration for the Propex acquisition of approximately $2.9 million, the payment of 2007 bonuses of approximately $4.8 million and other changes in working capital of approximately $2.2 million partially offset by net income before non-cash items of approximately $15.6 million.

Net cash provided by operating activities for the three months ended March 31, 2008 was $8.1 million compared to $11.1 million for the three months ended March 31, 2007. This $3.0 million decrease in net cash provided by operating activities was principally due to the payment of deferred consideration for the Propex acquisition of approximately $2.9 million, the difference in timing associated with the payments of year end bonuses of approximately $3.3 million, U.K. value added taxes of approximately $1.3 million, decreased collections of receivables of approximately $1.4 million, as well as timing differences for other changes in working capital of approximately $800,000, partially offset by increased net income before non-cash charges of approximately $6.7 million.

Net cash provided by investing activities was $28.5 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $6.5 million for the three months ended March 31, 2007. This $35.0 million increase in net cash provided by investing activities was partly due to the decision to purchase treasury bills compared to short-term investment instruments, resulting in a net increase in cash equivalents of approximately $16.9 million.  In addition, cash used for the purchase of Propex was approximately $16.7 million in the first quarter of 2007, while there were no acquisitions in the first quarter of 2008.  Also, we purchased approximately $1.4 million less in property, equipment and other assets in the first quarter of 2008 compared to the first quarter of 2007.

Net cash provided by financing activities remained relatively consistent at $412,000 for the three months ended March 31, 2008, compared to $362,000 for the three months ended March 31, 2007.

During the three months ended March 31, 2008, we incurred capital expenditures of approximately $1.2 million.   Additionally, we expect to incur approximately $1.0 to $3.0 million of capital expenditures in the second quarter of 2008 and continue to expect to incur approximately $8.0 to $9.0 million of capital expenditures for the year ended December 31, 2008.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.  In April 2008, we paid $3.0 million cash consideration for the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information.

We have net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008. We expect our cash payments for taxes to be approximately $12.0 million during 2008 because our U.S. taxable income will no longer be fully absorbed by carryforward losses.  Also, we expect our cash payments for estimated taxes to be approximately $6.0 million in the second quarter and approximately $3.0 million in each of the third and fourth quarters of 2008.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2008, we had $33.1 million of long-term investments in student loan ARS, which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.    In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157”, (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008 we adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.  We are currently assessing the impact on our financial statements for the portion of SFAS 157 that was deferred with the release of FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. We adopted SFAS 159 on January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.  The adoption of SFAS 159 did not have a material impact on our results of operations and financial position.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of our ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how we account for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that we consider our experience regarding renewal and extensions of similar arrangements in determining the useful life. If we do not have experience with similar arrangements, FSP 142-3 requires that we use the assumptions of a market participant putting the intangible to its highest and best use in determining its useful life. We are currently assessing the impact the adoption of FSP 142-3 will have on our financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2008 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report, which contain forward-looking statements, include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify, acquire and integrate acquisition candidates; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of March 31, 2008, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $5.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash, cash equivalents and short-term investments held as of March 31, 2008. As of March 31, 2008, we had $161.6 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  As of March 31, 2008, auctions for $33.1 million of our investments in ARS failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize as an unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings.  Based on our ability to access our cash, cash equivalents and other short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.

We have a substantial amount of intangible assets. Although, as of March 31, 2008, we believe our intangible assets will be recoverable.  Changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge for the excess amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently our long-term investments include AAA rated auction rate securities, which are primarily securities supported by guarantees from the Federal Family Education Loan Program (FFELP) of the U.S. Department of Education.  Recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of March 31, 2008, we held $33.1 million of auction rate securities all of which failed to settle at auctions.  When an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities immediately. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

The Company's ARS investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.6 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2008	500	(1)	40.26	—	—
February 1 through 29, 2008	1,025	(1)	39.30	—	—
March 1 through 31, 2008	1,798	(1)	39.76	—	—
Total	3,323	(1)	39.69	—	—

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

COSTAR GROUP, INC.
Date: May 8, 2008	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)