Form 10-Q
period 2008-06-30
COSTAR GROUP INC
filed 2008-07-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 21, 2008, there were 19,602,476 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$53,478	$47,794	$105,742	$92,625
Cost of revenues	18,341	19,318	38,062	37,144
Gross margin	35,137	28,476	67,680	55,481

Operating expenses:
Selling and marketing	12,121	14,662	22,994	27,828
Software development	3,141	3,270	6,555	6,340
General and administrative	10,099	9,089	19,904	17,152
Purchase amortization	1,266	1,209	2,487	2,479
	26,627	28,230	51,940	53,799

Income from operations	8,510	246	15,740	1,682
Interest and other income, net	1,243	1,891	3,181	3,753

Income before income taxes	9,753	2,137	18,921	5,435
Income tax expense, net	4,318	962	8,444	2,446

Net income	$5,435	$1,175	$10,477	$2,989

Net income per share — basic	$0.28	$0.06	$0.54	$0.16
Net income per share — diluted	$0.28	$0.06	$0.54	$0.15

Weighted average outstanding shares — basic	19,311	18,952	19,280	18,928
Weighted average outstanding shares — diluted	19,508	19,348	19,470	19,284

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$102,500	$57,785
Short-term investments	64,884	129,641
Accounts receivable, less allowance for doubtful accounts of approximately $3,921 and $2,959 as of June 30, 2008 and December 31, 2007, respectively	12,570	10,875
Deferred income taxes, net	4,551	2,716
Prepaid expenses and other current assets	2,717	4,661
Total current assets	187,222	205,678

Long-term investments	30,878	—
Deferred income taxes, net	1,706	2,233
Property and equipment, net	21,286	24,045
Goodwill	62,942	61,854
Intangibles and other assets, net	23,872	25,711
Deposits and other assets	1,597	2,322
Total assets	$329,503	$321,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754	$3,299
Accrued wages and commissions	4,957	7,489
Accrued expenses and deferred rent	11,478	16,884
Deferred revenue	11,361	10,374
Income taxes payable	4,372	191
Total current liabilities	33,922	38,237

Deferred income taxes, net	405	1,801

Total stockholders’ equity	295,176	281,805

Total liabilities and stockholders’ equity	$329,503	$321,843

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$10,477	$2,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,303	3,615
Amortization	4,313	3,976
Stock-based compensation expense	2,429	3,062
Deferred income tax expense, net	1,677	2,446
Provision for losses on accounts receivable	1,962	929
Changes in operating assets and liabilities, net of acquisitions	(9,325)	(233)
Net cash provided by operating activities	15,836	16,784

Investing activities:
Purchases of investments	(4,133)	(64,583)
Sales of investments	35,786	66,431
Purchases of property and equipment and other assets	(2,422)	(4,927)
Acquisition, net of cash acquired	(3,024)	(16,737)
Net cash provided by (used in) investing activities	26,207	(19,816)

Financing activities:
Proceeds from exercise of stock options	2,771	1,212
Net cash provided by financing activities	2,771	1,212
Effect of foreign currency exchange rates on cash and cash equivalents	(99)	95
Net increase (decrease) in cash and cash equivalents	44,715	(1,725)
Cash and cash equivalents at the beginning of period	57,785	38,159
Cash and cash equivalents at the end of period	$102,500	$36,434

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information services to the commercial real estate and related business community and operates within two segments, U.S. and International. The Company’s information/marketing services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2008 and 2007. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2008 and 2007.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Net income	$10,477	$2,989
Foreign currency translation adjustment	(75)	1,048
Net unrealized loss on investments, net of tax	(2,223)	(100)
Comprehensive income	$8,179	$3,937

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Foreign currency translation adjustment	$5,465	$5,540
Accumulated net unrealized (loss) gain on investments, net of tax	(2,137)	86
Total accumulated other comprehensive income	$3,328	$5,626

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (CONTINUED)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2008	2007	2008	2007
	(unaudited)
Net income	$5,435	$1,175	$10,477	$2,989
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,311	18,952	19,280	18,928
Effect of dilutive securities:
Stock options and restricted stock	197	396	190	356
Denominator for diluted net income per share — weighted-average outstanding shares	19,508	19,348	19,470	19,284

Net income per share — basic	$0.28	$0.06	$0.54	$0.16
Net income per share — diluted	$0.28	$0.06	$0.54	$0.15

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement generally requires that equity instruments issued in such transactions be accounted for using a fair value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and six months ended June 30, 2008 and 2007, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Cost of revenues	$121	$262	$283	$516
Selling and marketing	205	290	385	669
Software development	111	99	235	194
General and administrative	749	882	1,526	1,683
Total	$1,186	$1,533	$2,429	$3,062

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157”, (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.  The Company is currently assessing the impact on its results of operations and financial position for the adoption of the portion of SFAS 157 that was deferred under FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. The Company adopted SFAS 159 on January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.  The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which will change the accounting for any business combination the Company enters into with an acquisition date after December 31, 2008. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R will have an impact on accounting for business combinations once adopted, but its effect will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If the Company does not have experience with similar arrangements, FSP 142-3 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company is currently assessing the impact of FSP 142-3 on its results of operations and financial position.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (CONTINUED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the Security and Exchange Commission’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on the Company’s results of operations or financial position.

3.	ACQUISITIONS

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of the Company, acquired all of the outstanding capital stock of Property Investment Exchange Limited (“Propex”) for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites gives users access to the U.K. commercial property investment and leasing markets.

The Propex acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is being amortized on a straight-line basis over three years. The Company recorded goodwill of approximately $15.0 million related to the Propex acquisition. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

On April 1, 2008, the Company acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$6,294	$—	$—	$6,294
Money market funds	73,817	—	—	73,817
Treasuries	22,389	—	—	22,389
Auction rate securities	—	—	30,878	30,878
Government-sponsored enterprise obligations	12,784	—	—	12,784
Corporate debt securities	—	52,100	—	52,100
Total	$115,284	$52,100	$30,878	$198,262

The Company’s Level 2 assets consist of corporate debt securities, which do not have directly observable quoted prices in active markets.  The Company’s corporate debt securities are valued using matrix pricing, which is an acceptable practical expedient under SFAS 157 for inputs.

The Company’s Level 3 assets consist of variable rate debt instruments with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following table presents the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs as defined in SFAS 157, as of June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(2,200)
Net settlements	(20,897)
Balance at June 30, 2008 (unaudited)	$30,878

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.  Typically, the carrying value of ARS approximates fair value due to frequent resetting of the interest rates.  As of June 30, 2008, the Company held ARS with $33.1 million par value, all of which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.  Based on this assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.2 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while all of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2006	$30,428	$16,069	$46,497
Acquisitions	—	14,806	14,806
Effect of foreign currency translation	—	551	551
Goodwill, December 31, 2007	30,428	31,426	61,854
Acquisitions	1,118	—	1,118
Effect of foreign currency translation	—	(30)	(30)
Goodwill, June 30, 2008 (unaudited)	$31,546	$31,396	$62,942

The Company recorded goodwill of approximately $1.1 million for the First CLS, Inc. acquisition in April 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2008	December 31, 2007	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$11,304	$10,799	5
Accumulated amortization	(7,346)	(6,708)
Building photography, net	3,958	4,091

Acquired database technology	21,387	21,390	4
Accumulated amortization	(20,764)	(20,573)
Acquired database technology, net	623	817

Acquired customer base	52,875	50,891	10
Accumulated amortization	(36,864)	(34,374)
Acquired customer base, net	16,011	16,517

Acquired trade names and other	9,085	9,089	6
Accumulated amortization	(5,805)	(4,803)
Acquired trade names and other, net	3,280	4,286

Intangibles and other assets, net	$23,872	$25,711

7.	INCOME TAXES

The income tax provision for the six months ended June 30, 2008 and 2007, reflects an effective tax rate of approximately 45%. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of June 30, 2008, the Company continues to maintain a valuation allowance of approximately $63,000 for certain state net operating loss carryforwards.

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion, in 2007 the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
United States	$47,459	$41,881	$93,862	$82,062
International	6,019	5,913	11,880	10,563
Total revenues	$53,478	$47,794	$105,742	$92,625

EBITDA
United States	$13,762	$5,754	$26,332	$11,604
International	(918)	(1,527)	(1,976)	(2,331)
Total EBITDA	$12,844	$4,227	$24,356	$9,273

Reconciliation of EBITDA to net income
EBITDA	$12,844	$4,227	$24,356	$9,273
Purchase amortization in cost of revenues	(604)	(623)	(1,187)	(948)
Purchase amortization in operating expenses	(1,266)	(1,209)	(2,487)	(2,479)
Depreciation and other amortization	(2,464)	(2,149)	(4,942)	(4,164)
Interest income, net	1,243	1,891	3,181	3,753
Income tax expense, net	(4,318)	(962)	(8,444)	(2,446)
Net income	$5,435	$1,175	$10,477	$2,989

International EBITDA includes a corporate allocation of approximately $285,000 and $975,000 for the three months ended June 30, 2008 and 2007, respectively, and $610,000 and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s international segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Property and equipment, net
United States	$16,169	$18,162
International	5,117	5,883
Total property and equipment, net	$21,286	$24,045

Goodwill
United States	$31,546	$30,428
International	31,396	31,426
Total segment goodwill	$62,942	$61,854

Assets
United States	$327,088	$308,373
International	62,998	72,659
Total segment assets	$390,086	$381,032

Reconciliation of segment assets to total assets
Total segment assets	$390,086	$381,032
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(42,240)	(40,846)
Total assets	$329,503	$321,843

Liabilities
United States	$23,212	$21,581
International	55,047	61,025
Total segment liabilities	$78,259	$82,606

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$78,259	$82,606
Intercompany payables	(43,932)	(42,568)
Total liabilities	$34,327	$40,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (“CoStar”) is the leading provider of information/marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate information database available, have the largest research department in the industry, provide more information and marketing services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based leading provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. On April 1, 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. The most recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S., as well as expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006.

In early 2005, we announced the launch of a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional®, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

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

In connection with our acquisitions of Propex and Grecam, we are continuing to expand the coverage of our service offerings within the U.K., and integrate our international operations more fully with those in the U.S. We intend to eventually introduce a consistent international platform of service offerings. Further in 2007, we introduced the CoStar Group as the “brand” encompassing our international operations.

To cost effectively manage the growth of our international operations, we opened a research operations center in Glasgow, Scotland in 2007, rather than expand our operations in London. During the third quarter of 2007, we took steps to consolidate and streamline our international operations. As a result of these steps, certain management and staff positions in the U.K. were made redundant, which reduced certain costs and the amount of office space required in London. Effective December 19, 2007, CoStar UK Limited assigned its lease interest in our Mayfair office in exchange for a payment of $7.6 million, net of expenses. We consolidated our London offices in Mayfair and Sheen into one facility in central London. We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We believe that our recent U.S. and international expansion and integration efforts have created a platform for earnings growth and will generate additional revenue now that the related costs have stabilized. In fact, our first six months of 2008 results reflect growth in earnings as a result of these investments in our business, and we expect revenues to continue to grow over what is now a relatively fixed cost base for our research operations.

Although we do not currently plan to initiate new significant investments during 2008, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com. In addition, in April 2008, as described above we acquired the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO). Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings growth throughout 2008 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We believe we are well positioned to generate continued, sustained earnings growth through the end of 2008.  We expect 2008 revenue to continue to grow over 2007 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customers, the release of new services, continued depth of coverage and acquisitions. We expect that 2008 EBITDA, which is our net income before interest, income taxes, depreciation and amortization, will increase over 2007 based on the growth in EBITDA from U.S. operations. We anticipate that our EBITDA for our existing core U.S. platform will continue to grow principally due to growth in revenue.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically, unless the customer submits written notice of its intent not to renew 60 days prior to the contract’s expiration date. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2008 and 2007, our contract renewal rates were over 90%.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows of the carrying amounts of such assets and are affected by the factors listed below:

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

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008.  We expect to make cash payments for taxes during 2008 of approximately $12.0 to $13.0 million because our U.S. taxable income will no longer be fully absorbed by carryforward losses.

Our U.K. operations are expected to generate net operating losses for the full year 2008.  Losses in the U.K. will generate a lower tax benefit than if the costs were incurred in the U.S., thereby creating a higher effective tax rate in 2008.

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, permanent timing differences, and tax planning opportunities available in the various jurisdictions in which we operate.

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

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income (loss). In calculating EBITDA, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of the non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income (loss) set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$5,435	$1,175	$10,477	$2,989
Purchase amortization in cost of revenues	604	623	1,187	948
Purchase amortization in operating expenses	1,266	1,209	2,487	2,479
Depreciation and other amortization	2,464	2,149	4,942	4,164
Interest income, net	(1,243)	(1,891)	(3,181)	(3,753)
Income tax expense, net	4,318	962	8,444	2,446
EBITDA	$12,844	$4,227	$24,356	$9,273

Cash flows provided by (used in)
Operating activities	$7,754	$5,641	$15,836	$16,784
Investing activities	(2,286)	(13,341)	26,207	(19,816)
Financing activities	2,359	850	2,771	1,212

Comparison of Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007

Revenues. Revenues increased to $53.5 million in the second quarter of 2008 from $47.8 million in the second quarter of 2007. This increase in revenue is due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 95% of our total revenues.

Gross Margin. Gross margin increased to $35.1 million in the second quarter of 2008 from $28.5 million in the second quarter of 2007. The gross margin percentage increased to 65.7% in the second quarter of 2008 from 59.6% in the second quarter of 2007. The increase in gross margin amount and percentage was principally due to the increase in revenues coupled with a decrease in the cost of revenues.  Cost of revenues decreased to $18.3 million for the second quarter of 2008 from $19.3 million for the second quarter of 2007. The decrease in cost of revenues was principally due to our reduction in research department hiring and training costs incurred in connection with our expansion in 2007 of approximately $600,000 that were not incurred in 2008.  Additionally in 2008, cost of revenues decreased by approximately $400,000 due to a reduction in outsourcing costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $12.1 million in the second quarter of 2008 from $14.7 million in the second quarter of 2007, and decreased as a percentage of revenues to 22.7% in the second quarter of 2008 from 30.7% in the second quarter of 2007. The decrease in the amount of selling and marketing expenses is primarily due to decreased personnel costs. The decrease in personnel costs is primarily due to the fact that the sales force sold services with a smaller average price point in the second quarter of 2008, which resulted in lower average contract values compared to the second quarter of 2007.

Software Development Expenses. Software development expenses remained relatively consistent at $3.1 million in the second quarter of 2008 and $3.3 million in the second quarter of 2007, and decreased as a percentage of revenues to 5.9% in the second quarter of 2008 from 6.8% in the second quarter of 2007.  The decrease in the percentage was due to increased revenues in 2008.

General and Administrative Expenses. General and administrative expenses increased to $10.1 million in the second quarter of 2008 from $9.1 million in the second quarter of 2007 and decreased as a percentage of revenues to 18.9% in the second quarter of 2008 compared to 19.0% in the second quarter of 2007. The increase in the amount includes an increase in legal fees of approximately $500,000 and an increase in bad debt expense of approximately $600,000.

Purchase Amortization. Purchase amortization remained relatively consistent at $1.3 million in the second quarter of 2008 and $1.2 million in the second quarter of 2007, and remained relatively consistent as a percentage of revenues at 2.4% in the second quarter of 2008 and 2.5% in the second quarter of 2007.

Interest and Other Income, Net. Interest and other income, net decreased to $1.2 million in the second quarter of 2008 from $1.9 million in the second quarter of 2007.  Although, cash and cash equivalents, short-term and long-term investments were higher in the second quarter of 2008 than in the second quarter of 2007, our other income decreased due to lower average interest rates in the second quarter of 2008 compared to the second quarter of 2007.

Income Tax Expense, Net.  Income tax expense, net increased to $4.3 million in the second quarter of 2008 from $1.0 million in the second quarter of 2007. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $47.5 million in the second quarter of 2008 from $41.9 million in the second quarter of 2007.  This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and the successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment.   International revenues increased to $6.0 million in the second quarter of 2008 from $5.9 million in the second quarter of 2007. This increase in international revenue is principally a result of further penetration of our subscription-based information services.

Segment EBITDA. U.S. EBITDA increased to $13.8 million in the second quarter of 2008 from $5.8 million in the second quarter of 2007. The increase in U.S. EBITDA was due to increased revenue and lower sales personnel costs, partially offset by an increase in legal fees and bad debt expense. International EBITDA decreased to a loss of $918,000 in the second quarter of 2008 from a loss of $1.5 million in the second quarter of 2007. This decreased loss is due to our lower corporate allocation to our international segment. International EBITDA includes a corporate allocation of approximately $285,000 and $975,000 for the three months ended June 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

Revenues. Revenues increased to $105.7 million for the six months ended June 30, 2008, from $92.6 million for the six months ended June 30, 2007. This increase in revenue is due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $67.7 million for the six months ended in June 30, 2008, from $55.5 million for the six months ended June 30, 2007. Gross margin percentage increased to 64.0% for the six months ended June 30, 2008, from 59.9% for the six months ended June 30, 2007. The increase in the gross margin amount and percentage resulted principally from internal revenue growth from our subscription-based information services, slightly offset by an increase in cost of revenues. The increase in cost of revenues to $38.1 million for the six months ended June 30, 2008, from $37.1 million for the six months ended June 30, 2007, principally resulted from increased international research personnel costs of approximately $1.4 million, associated with our international operations in 2008. This increase is partially offset by approximately $700,000 due to our reduction in research department hiring and training costs incurred with our U.S. expansion in 2007 that were not incurred in 2008.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $23.0 million for the six months ended June 30, 2008, from $27.8 million for the six months ended June 30, 2007, and decreased as a percentage of revenues to 21.7% for the six months ended June 30, 2008, from 30.0% for the six months ended June 30, 2007. The decrease is mostly due to a decrease in personnel costs primarily due to the fact that the sales force sold services with a smaller average price point in 2008, which resulted in lower average contract values compared to 2007.

Software Development Expenses. Software development expenses remained relatively consistent at $6.6 million for the six months ended June 30, 2008, and $6.3 million for the six months ended June 30, 2007, and remained relatively consistent as a percentage of revenues at 6.2% for the six months ended June 30, 2008, and 6.8% for the six months ended June 30, 2007.   The decrease in the percentage was due to increased revenues in 2008.

General and Administrative Expenses. General and administrative expenses increased to $19.9 million for the six months ended June 30, 2008, from $17.2 million for the six months ended June 30, 2007, and remained relatively consistent as a percentage of revenues at 18.8% for the six months ended June 30, 2008, and 18.5% for the six months ended June 30, 2007. The increase in general and administrative expenses was principally a result of an increase of approximately $1.1 million in legal fees, approximately $1.0 million increase in bad debt expense, and approximately $600,000 increase in personnel costs.

Purchase Amortization. Purchase amortization remained consistent at $2.5 million for the six months ended June 30, 2008 and 2007, and remained relatively consistent as a percentage of revenues at 2.4% for the six months ended June 30, 2008, and 2.7% for the six months ended June 30, 2007.

Interest and Other Income, Net. Interest and other income, net decreased to $3.2 million for the six months ended June 30, 2008, from $3.8 million for the six months ended June 30, 2007. Although, cash and cash equivalents, short-term and long-term investments were higher in the first half of 2008 than the first half of 2007, our other income decreased due to lower average interest rates compared to the six months ended June 30, 2007.

Income Tax Expense, Net.  Income tax expense, net increased to $8.4 million for the six months ended June 30, 2008, from $2.4 million for the six months ended June 30, 2007. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

Segment Revenues. U.S. revenues increased to $93.9 million from $82.1 million for the six months ended June 30, 2008 and 2007, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $11.9 million from $10.6 million for the six months ended June 30, 2008 and 2007, respectively. This increase in international revenue is principally a result of further penetration of our subscription-based information services.

Segment EBITDA. U.S. EBITDA increased to $26.3 million from $11.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase in U.S. EBITDA was due to increased revenue and lower selling and marketing personnel costs, partially offset by an increase in legal fees and bad debt expense.  International EBITDA decreased to a loss of $2.0 million from a loss of $2.3 million for the six months ended June 30, 2008 and 2007, respectively. This decrease in loss is primarily due to increased revenues and lower corporate allocation, partially offset by higher research personnel costs and bad debt expense. International EBITDA includes a corporate allocation of approximately $610,000 and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for United States employees involved in international management and expansion activities.

Recent Acquisitions

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash,  and deferred consideration, and 21,526 shares of CoStar common stock.

This acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base, which consists of one distinct intangible asset for the acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is amortized on a straight-line basis over three years. We recorded goodwill of approximately $15.0 million for the Propex acquisition.  Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using purchase accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $167.4 million at June 30, 2008 from $187.4 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2008 is primarily due to reclassification of approximately $33.1 million par value in auction rate securities (“ARS”) from short-term investments to long-term investments in the first quarter of 2008, the payment of deferred consideration for the Propex acquisition of approximately $2.9 million, the payment of initial consideration for the First CLS, Inc. acquisition of $3.0 million, the payment of taxes of approximately $6.6 million, partially offset by net income before non-cash items of approximately $25.2 million, and proceeds from stock option exercises of approximately $2.8 million.

Net cash provided by operating activities for the six months ended June 30, 2008 was $15.8 million compared to $16.8 million for the six months ended June 30, 2007. This decrease was primarily due to a decrease in changes of operating assets and liabilities of approximately $9.1 million, partially offset by increased net income before non-cash charges of approximately $8.2 million.  The decrease in changes of operating assets and liabilities is principally due to the payment of deferred consideration for the Propex acquisition of approximately $2.9 million, and increase in tax payments of approximately $6.4 million, slightly offset by other changes in working capital of approximately $200,000.

Net cash provided by investing activities was $26.2 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $19.8 million for the six months ended June 30, 2007. This $46.0 million increase in net cash provided by investing activities was partly due to the decision to purchase treasury bills instead of short-term investment instruments, which resulted in a net sale of investments of approximately $29.9 million.  In addition, we used $3.0 million in cash as initial consideration for the purchase of First CLS, Inc. in the six months ended June 30, 2008, as compared to the use of $16.7 million in cash consideration used for the acquisition of Propex in the six months ended June 30, 2007. We also purchased approximately $2.5 million less in property, equipment and other assets during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net cash provided by financing activities was higher at $2.8 million for the six months ended June 30, 2008, compared to $1.2 million for the six months ended June 30, 2007, due to increased proceeds from exercise of stock options.

During the six months ended June 30, 2008, we incurred capital expenditures of approximately $2.4 million.   Additionally, we expect to incur approximately $1.0 to $3.0 million of capital expenditures in the third quarter of 2008 and continue to expect to incur approximately $6.0 to $8.0 million of capital expenditures for the year ended December 31, 2008.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.  In April 2008, we paid $3.0 million in initial cash consideration and made a commitment for deferred consideration payable within approximately six months of the one-year anniversary of closing for the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information.

We have net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008. We expect our cash payments for taxes to be approximately $12.0 to $13.0 million during 2008 because our U.S. taxable income will no longer be fully absorbed by carryforward losses.  We expect our cash payments for estimated taxes to be approximately $3.0 million in each of the third and fourth quarters of 2008.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2008, we had $33.1 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.    In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157”, (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008, we adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.  We are currently assessing the impact on our results of operations and financial position of the adoption of the portion of SFAS 157 that was deferred under FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. We adopted SFAS 159 on January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.  The adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which will change the accounting for any business combination we enter into with an acquisition date after December 31, 2008. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R will have an impact on accounting for business combinations once adopted, but its effect will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of our ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how we account for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that we consider our experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If we do not have experience with similar arrangements, FSP 142-3 requires that we use the assumptions of a market participant putting the intangible to its highest and best use in determining its useful life. We are currently assessing the impact the adoption of FSP 142-3 will have on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the Security and Exchange Commission’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2008 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; customer retention; competition; our ability to identify, acquire and integrate acquisition candidates; our ability to obtain any required financing on favorable terms; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; changes or consolidations within the commercial real estate industry; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; foreign currency fluctuations; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of June 30, 2008, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $5.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash, cash equivalents and short-term investments held as of June 30, 2008.  As of June 30, 2008, we had $167.4 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of June 30, 2008, auctions for $33.1 million par value of our investments in ARS failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize it as an unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings.  Based on our ability to access our cash, cash equivalents and other short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.

We have a substantial amount of intangible assets. As of June 30, 2008, we believe our intangible assets will be recoverable.  Changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management based on consultations with legal counsel, are likely to have a material adverse effect on our results of operations or financial position.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently our long-term investments include AAA rated auction rate securities (“ARS”), which are primarily securities supported by guarantees from the Federal Family Education Loan Program of the U.S. Department of Education. Recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of June 30, 2008, we held $33.1 million par value of auction rate securities all of which failed to settle at auctions.  When an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities immediately. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.  Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $2.2 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2008	3,250	(1)	47.84	—	—
May 1 through 31, 2008	1,397	(1)	48.52	—	—
June 1 through 30, 2008	—	(1)	—	—	—
Total	4,647	(1)	48.04	—	—

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

The Annual Meeting of our stockholders was held on June 10, 2008. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Michael J. Glosserman, Warren H. Haber, Josiah O. Low, III, and Christopher J. Nassetta. The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	15,541,361	103,360
Andrew C. Florance	15,597,270	47,451
David Bonderman	15,572,901	71,820
Michael J. Glosserman	15,608,152	36,569
Warren H. Haber	15,597,270	47,451
Josiah O. Low, III	15,601,575	43,146
Christopher J. Nassetta	15,601,475	43,246

Further, the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified upon the following vote: for, 15,582,196 shares; against, 21,579 shares; and abstain, 40,944 shares.

Item 5.	Other Information

As previously announced, Michael J. Glosserman was elected to the Board of Directors of the Company at our 2008 Annual Stockholders Meeting held on June 10, 2008.  Mr. Glosserman was subsequently appointed by the Board of Directors to serve on the Company’s Audit Committee to fill the seat left vacant when Catherine Reynolds elected not to seek reelection to the Board at our 2008 Annual Stockholders Meeting.  As a result of Mr. Glosserman’s appointment to the Audit Committee in July 2008, the Company is in compliance with Nasdaq Marketplace Rule 4350(d)(2), which requires an issuer’s audit committee to consist of at least three members, each of whom must meet certain requirements.

On July 21, 2008, as required by Nasdaq Marketplace Rule 4350(d)(4), the Company notified Nasdaq that, due to Ms. Reynolds’ departure, the Company had only two members on its audit committee for a short period of time.  On July 22, 2008, the Company received a letter from Nasdaq noting the short period of time during which the Company did not have three members on its audit committee as required by Rule 4350(d)(2) and confirming that the Company is now in compliance with that Rule.

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”))

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ending June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the 1998 Form S-1)

10.1	Addendum No. 4 to Office Lease, dated as of April 2, 2008, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: July 24, 2008	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)