Form 10-Q
period 2008-09-30
COSTAR GROUP INC
filed 2008-11-06
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 19,734,114 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$53,757	$49,340	$159,499	$141,965
Cost of revenues	17,613	19,551	55,675	56,695
Gross margin	36,144	29,789	103,824	85,270

Operating expenses:
Selling and marketing	10,336	11,924	33,330	39,752
Software development	3,122	3,026	9,677	9,366
General and administrative	10,170	9,674	30,074	26,826
Purchase amortization	1,236	1,328	3,723	3,807
	24,864	25,952	76,804	79,751

Income from operations	11,280	3,837	27,020	5,519
Interest and other income, net	951	2,072	4,132	5,825

Income before income taxes	12,231	5,909	31,152	11,344
Income tax expense, net	5,586	2,659	14,030	5,105

Net income	$6,645	$3,250	$17,122	$6,239

Net income per share — basic	$0.34	$0.17	$0.89	$0.33
Net income per share — diluted	$0.34	$0.17	$0.88	$0.32

Weighted average outstanding shares — basic	19,393	19,045	19,330	18,997
Weighted average outstanding shares — diluted	19,604	19,475	19,535	19,362

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$139,150	$57,785
Short-term investments	43,805	129,641
Accounts receivable, less allowance for doubtful accounts of approximately $3,595 and $2,959 as of September 30, 2008 and December 31, 2007, respectively	12,113	10,875
Deferred income taxes, net	1,067	2,716
Prepaid expenses and other current assets	4,152	4,661
Total current assets	200,287	205,678

Long-term investments	30,203	—
Deferred income taxes, net	2,706	2,233
Property and equipment, net	19,296	24,045
Goodwill	60,143	61,854
Intangibles and other assets, net	20,639	25,711
Deposits and other assets	1,642	2,322
Total assets	$334,916	$321,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,384	$3,299
Accrued wages and commissions	7,006	7,489
Accrued expenses and deferred rent	11,438	16,884
Deferred revenue	10,180	10,374
Income taxes payable	3,905	191
Total current liabilities	33,913	38,237

Deferred income taxes, net	338	1,801

Total stockholders’ equity	300,665	281,805

Total liabilities and stockholders’ equity	$334,916	$321,843

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$17,122	$6,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,409	5,699
Amortization	6,460	6,008
Stock-based compensation expense	3,891	4,435
Deferred income tax expense, net	3,688	5,105
Provision for losses on accounts receivable	2,748	1,506
Changes in operating assets and liabilities, net of acquisitions	(9,937)	(1,034)
Net cash provided by operating activities	30,381	27,958

Investing activities:
Purchases of investments	(1,917)	(86,780)
Sales of investments	53,841	85,826
Purchases of property and equipment and other assets	(3,232)	(8,419)
Acquisition, net of cash acquired	(3,024)	(16,737)
Net cash provided by (used in) investing activities	45,668	(26,110)

Financing activities:
Proceeds from exercise of stock options	6,227	2,946
Net cash provided by financing activities	6,227	2,946
Effect of foreign currency exchange rates on cash and cash equivalents	(911)	309
Net increase in cash and cash equivalents	81,365	5,103
Cash and cash equivalents at the beginning of period	57,785	38,159
Cash and cash equivalents at the end of period	$139,150	$43,262

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2008 and 2007. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2008 and 2007.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Net income	$17,122	$6,239
Foreign currency translation adjustment	(4,659)	2,152
Net unrealized (loss) gain on investments, net of tax	(3,706)	38
Comprehensive income	$8,757	$8,429

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Foreign currency translation adjustment	$881	$5,540
Accumulated net unrealized (loss) gain on investments, net of tax	(3,620)	86
Total accumulated other comprehensive income	$(2,739)	$5,626

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2008	2007	2008	2007
	(unaudited)
Net income	$6,645	$3,250	$17,122	$6,239
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,393	19,045	19,330	18,997
Effect of dilutive securities:
Stock options and restricted stock	211	430	205	365
Denominator for diluted net income per share — weighted-average outstanding shares	19,604	19,475	19,535	19,362

Net income per share — basic	$0.34	$0.17	$0.89	$0.33
Net income per share — diluted	$0.34	$0.17	$0.88	$0.32

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

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
Cost of revenues	$135	$265	$418	$781
Selling and marketing	209	259	594	928
Software development	72	83	307	277
General and administrative	1,046	766	2,572	2,449
Total	$1,462	$1,373	$3,891	$4,435

Options to purchase 88,650 and 61,076 shares were exercised during the three months ended September 30, 2008 and 2007, respectively. Options to purchase 198,434 and 128,477 shares were exercised during the nine months ended September 30, 2008 and 2007, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.    In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 to markets that are not active and provides an example illustrating key considerations for determining the fair value of financial assets when their markets are not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective as of November 17, 2008. The adoption of SFAS 162 is not expected to have a material impact on the Company’s results of operations or financial position.

3.	ACQUISITIONS

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of the Company, acquired all of the outstanding capital stock of Property Investment Exchange Limited (“PropexTM”) for approximately $22.0 million, consisting of cash, deferred consideration of approximately $2.9 million, and 21,526 shares of CoStar common stock. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites gives users access to the U.K. commercial property investment and leasing markets.

The Propex acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is being amortized on a straight-line basis over three years. The Company recorded goodwill of approximately $15.0 million related to the Propex acquisition. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

On April 1, 2008, the Company acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$7,610	$—	$—	$7,610
Money market funds	113,144	—	—	113,144
Treasuries	18,396	—	—	18,396
Auction rate securities	—	—	30,203	30,203
Government-sponsored enterprise obligations	—	178	—	178
Corporate debt securities	—	43,627	—	43,627
Total	$139,150	$43,805	$30,203	$213,158

The Company’s Level 2 assets consist of corporate debt securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s corporate debt securities are valued using matrix pricing, which is an acceptable practical expedient under SFAS 157 for inputs.

The Company’s Level 3 assets consist of variable rate debt instruments with an auction-reset feature (“auction rate securities” or “ARS”) whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following table presents the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs as defined in SFAS 157, as of September 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(2,900)
Net settlements	(20,872)
Balance at September 30, 2008 (unaudited)	$30,203

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.  Typically, the carrying value of ARS approximates fair value due to frequent resetting of the interest rates.  As of September 30, 2008, the Company held ARS with $33.1 million par value, all of which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.  Based on this assessment of fair value, as of September 30, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.9 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while all of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2006	$30,428	$16,069	$46,497
Acquisitions	—	14,806	14,806
Effect of foreign currency translation	—	551	551
Goodwill, December 31, 2007	30,428	31,426	61,854
Acquisitions	1,118	—	1,118
Effect of foreign currency translation	—	(2,829)	(2,829)
Goodwill, September 30, 2008 (unaudited)	$31,546	$28,597	$60,143

The Company recorded goodwill of approximately $1.1 million in connection with First CLS, Inc. acquisition in April 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2008	December 31, 2007	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$11,256	$10,799	5
Accumulated amortization	(7,588)	(6,708)
Building photography, net	3,668	4,091

Acquired database technology	21,168	21,390	4
Accumulated amortization	(20,672)	(20,573)
Acquired database technology, net	496	817

Acquired customer base	51,355	50,891	10
Accumulated amortization	(37,451)	(34,374)
Acquired customer base, net	13,904	16,517

Acquired trade names and other	8,649	9,089	6
Accumulated amortization	(6,078)	(4,803)
Acquired trade names and other, net	2,571	4,286

Intangibles and other assets, net	$20,639	$25,711

7.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2008 and 2007 reflects an effective tax rate of approximately 45%. The Company establishes a valuation allowance with respect to deferred tax assets associated with future tax benefits that the Company is not certain it will be able to realize. As of September 30, 2008, the Company continues to maintain a valuation allowance of approximately $63,000 for certain state net operating loss carryforwards.

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion, in 2007 the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate approximately 95% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
United States	$48,026	$43,503	$141,888	$125,565
International	5,731	5,837	17,611	16,400
Total revenues	$53,757	$49,340	$159,499	$141,965

EBITDA
United States	$15,852	$9,407	$42,184	$21,011
International	(319)	(1,454)	(2,295)	(3,785)
Total EBITDA	$15,533	$7,953	$39,889	$17,226

Reconciliation of EBITDA to net income
EBITDA	$15,533	$7,953	$39,889	$17,226
Purchase amortization in cost of revenues	(585)	(439)	(1,772)	(1,387)
Purchase amortization in operating expenses	(1,236)	(1,328)	(3,723)	(3,807)
Depreciation and other amortization	(2,432)	(2,349)	(7,374)	(6,513)
Interest income, net	951	2,072	4,132	5,825
Income tax expense, net	(5,586)	(2,659)	(14,030)	(5,105)
Net income	$6,645	$3,250	$17,122	$6,239

International EBITDA includes a corporate allocation of approximately $277,000 and $450,000 for the three months ended September 30, 2008 and 2007, respectively, and $887,000 and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Property and equipment, net
United States	$14,994	$18,162
International	4,302	5,883
Total property and equipment, net	$19,296	$24,045

Goodwill
United States	$31,546	$30,428
International	28,597	31,426
Total segment goodwill	$60,143	$61,854

Assets
United States	$340,094	$308,373
International	56,256	72,659
Total segment assets	$396,350	$381,032

Reconciliation of segment assets to total assets
Total segment assets	$396,350	$381,032
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(43,091)	(40,846)
Total assets	$334,916	$321,843

Liabilities
United States	$24,443	$21,581
International	50,667	61,025
Total segment liabilities	$75,110	$82,606

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$75,110	$82,606
Intercompany payables	(40,859)	(42,568)
Total liabilities	$34,251	$40,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (“CoStar”) is the leading provider of information/marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer access to the most comprehensive commercial real estate information database available, have the largest research department in the industry, provide more information and marketing services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, property marketing and industry news. Our service offerings span all commercial property types — office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network (SPNTM). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based leading provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“GrecamTM”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. On April 1, 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. The most recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

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

During the second half of 2006, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland, in support of our expanded research efforts and hired and trained additional researchers and other personnel. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007 in an effort to further expand the geographical coverage of our service offerings.

In connection with our acquisitions of Propex and Grecam, we are continuing to expand the coverage of our service offerings within the U.K., and integrate our international operations more fully with those in the U.S. We intend to eventually introduce a consistent international platform of service offerings. Further, in 2007 we introduced the “CoStar Group” as the brand encompassing our international operations.

To cost effectively manage the growth of our international operations, we opened a research operations center in Glasgow, Scotland in 2007, rather than expand our operations in London. During the third quarter of 2007, we took steps to consolidate and streamline our international operations. As a result of these steps, certain management and staff positions in the U.K. were made redundant, which reduced certain costs and the amount of office space required in London. Effective December 19, 2007, CoStar UK Limited assigned its lease interest in our Mayfair office to a third party in exchange for a one-time payment of $7.6 million, net of expenses. We consolidated our London offices in Mayfair and Sheen into one facility in central London. We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We believe that our recent U.S. and international expansion and integration efforts have created a platform for earnings growth and will generate additional revenue now that the related costs have stabilized. In fact, our results for the first nine months of 2008 reflect growth in earnings as a result of these investments in our business, and we expect revenues to continue to grow over what is now a relatively fixed cost base for our research operations.  Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn could impact our revenue results.

Although we do not currently plan to initiate new significant investments for the remainder of 2008 and through 2009, we expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com. In addition, in April 2008, as described above we acquired the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO). Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings growth for the remainder of 2008 and through 2009, and providing substantial cash flow for our business, it is possible that any new investments or acquisitions could cause us to generate losses and negative cash flow from operations in the future.

We believe we are well positioned to generate continued, sustained earnings growth through the end of 2008.  We expect 2008 revenue to grow over 2007 revenue as a result of further penetration of our services in our potential customer base across our platform, successful cross selling of our services to our existing customers, the release of new services, continued depth of coverage and acquisitions. We expect that 2008 EBITDA, which is our net income before interest, income taxes, depreciation and amortization, will increase over 2007 based on the growth in EBITDA from U.S. operations. We anticipate that our EBITDA for our existing U.S. platform will continue to grow due to growth in revenue, and sustained earnings leverage.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services, currently generate approximately 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically, unless the customer submits written notice of its intent not to renew 60 days prior to the contract’s expiration date. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are typically based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended September 30, 2008 and 2007, our contract renewal rates were approximately 90% and 92%, respectively.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008.  We expect to make cash payments for taxes during 2008 of approximately $13.0 to $14.0 million because our U.S. taxable income will no longer be fully absorbed by carryforward losses.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information and marketing services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$6,645	$3,250	$17,122	$6,239
Purchase amortization in cost of revenues	585	439	1,772	1,387
Purchase amortization in operating expenses	1,236	1,328	3,723	3,807
Depreciation and other amortization	2,432	2,349	7,374	6,513
Interest income, net	(951)	(2,072)	(4,132)	(5,825)
Income tax expense, net	5,586	2,659	14,030	5,105
EBITDA	$15,533	$7,953	$39,889	$17,226

Cash flows provided by (used in)
Operating activities	$14,545	$11,174	$30,381	$27,958
Investing activities	19,461	(6,294)	45,668	(26,110)
Financing activities	3,456	1,734	6,227	2,946

Comparison of Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

Revenues. Revenues increased to $53.8 million in the third quarter of 2008 from $49.3 million in the third quarter of 2007. This increase in revenue is due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 95% of our total revenues.

Gross Margin. Gross margin increased to $36.1 million in the third quarter of 2008 from $29.8 million in the third quarter of 2007. The gross margin percentage increased to 67.2% in the third quarter of 2008 from 60.4% in the third quarter of 2007. The increase in gross margin amount and percentage was principally due to an increase in revenues coupled with a decrease in the cost of revenues.  Cost of revenues decreased to $17.6 million for the third quarter of 2008 from $19.6 million for the third quarter of 2007. The decrease in cost of revenues was principally due to our reduction of approximately $500,000 in research department personnel cost, a decrease of approximately $300,000 in hiring and training costs, and a decrease of approximately $400,000 in outsourcing costs incurred in connection with our expansion in 2007 that were not incurred in 2008.  Additionally, cost of revenues decreased approximately $400,000 due to more favorable data agreements in 2008 compared to 2007.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $10.3 million in the third quarter of 2008 from $11.9 million in the third quarter of 2007, and decreased as a percentage of revenues to 19.2% in the third quarter of 2008 from 24.2% in the third quarter of 2007. The decrease in the amount of selling and marketing expenses was primarily due to decreases in marketing initiatives of approximately $700,000 and personnel expense of approximately $600,000. The decrease in marketing initiatives was primarily due to expenses incurred for our listing sweepstakes campaign in the third quarter of 2007, which were not incurred in 2008. The decrease in personnel expense was primarily due to the fact that the sales force sold services with a smaller average price point in the third quarter of 2008, which resulted in lower average contract values compared to the third quarter of 2007.

Software Development Expenses. Software development expenses remained relatively consistent at $3.1 million in the third quarter of 2008 compared to $3.0 million in the third quarter of 2007, and remained relatively consistent as a percentage of revenues at 5.8% in the third quarter of 2008 compared to 6.1% in the third quarter of 2007.  The decrease in the percentage was due to increased revenues in 2008.

General and Administrative Expenses. General and administrative expenses increased to $10.2 million in the third quarter of 2008 from $9.7 million in the third quarter of 2007, and decreased as a percentage of revenues to 18.9% in the third quarter of 2008 compared to 19.6% in the third quarter of 2007. The increase in the amount of general and administrative expenses was primarily due to additional legal fees of approximately $800,000.

Purchase Amortization. Purchase amortization remained relatively consistent at $1.2 million in the third quarter of 2008 compared to $1.3 million in the third quarter of 2007, and remained relatively consistent as a percentage of revenues at 2.3% in the third quarter of 2008 compared to 2.7% in the third quarter of 2007.

Interest and Other Income, Net. Interest and other income, net decreased to $951,000 in the third quarter of 2008 from $2.1 million in the third quarter of 2007.  Although, cash and cash equivalents, short-term and long-term investments were higher in the third quarter of 2008 than in the third quarter of 2007, our interest and other income decreased due to lower average interest rates in the third quarter of 2008 compared to the third quarter of 2007.

Income Tax Expense, Net.  Income tax expense, net increased to $5.6 million in the third quarter of 2008 from $2.7 million in the third quarter of 2007. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $48.0 million in the third quarter of 2008 from $43.5 million in the third quarter of 2007.  This increase in U.S. revenue was due to further penetration of our U.S. subscription-based information services and the successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues decreased slightly to $5.7 million in the third quarter of 2008 from $5.8 million in the third quarter of 2007 due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA increased to $15.9 million in the third quarter of 2008 from $9.4 million in the third quarter of 2007. The increase in U.S. EBITDA was due to increased revenue and lower personnel costs, partially offset by an increase in legal fees. International EBITDA increased to a loss of $319,000 in the third quarter of 2008 from a loss of $1.5 million in the third quarter of 2007. This decreased loss was primarily due to lower personnel and hiring costs for the third quarter of 2008 compared to the third quarter of 2007.  Additionally, the third quarter of 2008 had a lower corporate allocation than the third quarter of 2007. International EBITDA includes a corporate allocation of approximately $277,000 and $450,000 for the three months ended September 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

Revenues. Revenues increased to $159.5 million for the nine months ended September 30, 2008, from $142.0 million for the nine months ended September 30, 2007. This increase in revenue was due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $103.8 million for the nine months ended in September 30, 2008, from $85.3 million for the nine months ended September 30, 2007. Gross margin percentage increased to 65.1% for the nine months ended September 30, 2008, from 60.1% for the nine months ended September 30, 2007. The increase in the gross margin amount and percentage resulted principally from revenue growth from our subscription-based information services, and a decrease in cost of revenues. The decrease in cost of revenues to $55.7 million for the nine months ended September 30, 2008, from $56.7 million for the nine months ended September 30, 2007, principally resulted from a decrease in research department hiring and training costs and a reduction of outsourcing costs of approximately $1.0 million each, both of which were incurred in connection with our expansion in 2007.  The decreases were partially offset by an increase in research personnel costs of approximately $1.0 million, which was primarily related to international expansion.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $33.3 million for the nine months ended September 30, 2008, from $39.8 million for the nine months ended September 30, 2007, and decreased as a percentage of revenues to 20.9% for the nine months ended September 30, 2008, from 28.0% for the nine months ended September 30, 2007. The decrease was mostly due to a decrease in personnel costs primarily due to the fact that the sales force sold services with a smaller average price point in 2008, which resulted in lower average contract values compared to 2007.

Software Development Expenses. Software development expenses remained relatively consistent at $9.7 million for the nine months ended September 30, 2008, compared to $9.4 million for the nine months ended September 30, 2007, and decreased as a percentage of revenues to 6.1% for the nine months ended September 30, 2008, from 6.6% for the nine months ended September 30, 2007.   The decrease in the percentage was due to increased revenues in 2008.

General and Administrative Expenses. General and administrative expenses increased to $30.1 million for the nine months ended September 30, 2008, from $26.8 million for the nine months ended September 30, 2007, and remained consistent as a percentage of revenues at 18.9% for each of the nine months ended September 30, 2008, and September 30, 2007, respectively. The increase in the amount of general and administrative expenses was principally a result of an increase of approximately $1.9 million in legal fees and an increase of approximately $1.3 million in bad debt expense.

Purchase Amortization. Purchase amortization remained relatively consistent at $3.7 million for the nine months ended September 30, 2008 compared to $3.8 million for the nine months ended September 30, 2007, and remained relatively consistent as a percentage of revenues at 2.3% for the nine months ended September 30, 2008, compared to 2.7% for the nine months ended September 30, 2007.

Interest and Other Income, Net. Interest and other income, net decreased to $4.1 million for the nine months ended September 30, 2008, from $5.8 million for the nine months ended September 30, 2007. Although, cash and cash equivalents, short-term and long-term investments were higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, our interest and other income decreased due to lower average interest rates compared to the nine months ended September 30, 2007.

Income Tax Expense, Net.  Income tax expense, net increased to $14.0 million for the nine months ended September 30, 2008, from $5.1 million for the nine months ended September 30, 2007. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

      Segment Revenues. U.S. revenues increased to $141.9 million from $125.6 million for the nine months ended September 30, 2008 and 2007, respectively. This increase in U.S. revenue was due to further penetration of our U.S. subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $17.6 million from $16.4 million for the nine months ended September 30, 2008 and 2007, respectively. This increase in International revenue was principally a result of further penetration of our subscription-based information services.

Segment EBITDA. U.S. EBITDA increased to $42.2 million from $21.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in U.S. EBITDA was due to increased revenue and lower selling and marketing personnel costs, partially offset by an increase in legal fees and bad debt expense.  International EBITDA increased to a loss of $2.3 million from a loss of $3.8 million for the nine months ended September 30, 2008 and 2007, respectively. This decreased loss was primarily due to increased revenues and a lower corporate allocation, partially offset by higher research personnel costs. International EBITDA includes a corporate allocation of approximately $887,000 and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisitions

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash, deferred consideration, and 21,526 shares of CoStar common stock.

This acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base, trade name, and goodwill. The acquired customer base, which consists of one distinct intangible asset for the acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is amortized on a straight-line basis over three years. We recorded goodwill of approximately $15.0 million for the Propex acquisition.  Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $183.0 million at September 30, 2008 from $187.4 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 2008 was primarily due to reclassification of approximately $33.1 million par value auction rate securities (“ARS”) from short-term investments to long-term investments in the first quarter of 2008, partially offset by an increase in net cash from operating activities of approximately $30.4 million.  Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $30.4 million compared to $28.0 million for the nine months ended September 30, 2007. This increase was primarily due to increased net income plus non-cash operating items of $40.3 million for the nine months ended September 30, 2008 compared to $29.0 million for the nine months ended September 30, 2007, partially offset by a decrease in changes in operating assets and liabilities of approximately $8.9 million. The decrease in changes in operating assets and liabilities was principally due to a decrease of approximately $2.4 million related to timing differences of accounts receivable, a decrease of approximately $6.5 million due to timing differences in accounts payable and accrued expenses, and a decrease of approximately $2.9 million due to the payment of deferred consideration for the Propex acquisition, partially offset by other changes in working capital of approximately $2.9 million.

Net cash provided by investing activities was $45.7 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $26.1 million for the nine months ended September 30, 2007. This $71.8 million increase in net cash provided by investing activities was primarily due to the decision to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $51.9 million in the nine months ended September 30, 2008 compared to a net purchase of investments of approximately $1.0 million in the nine months ended September 30, 2007.  In addition, we used $3.0 million in cash as initial consideration for the purchase of First CLS, Inc. in the nine months ended September 30, 2008, as compared to the use of $16.7 million in cash consideration used for the acquisition of Propex in the nine months ended September 30, 2007. We also purchased approximately $5.2 million less in property, equipment and other assets during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net cash provided by financing activities increased to $6.2 million for the nine months ended September 30, 2008, compared to $2.9 million for the nine months ended September 30, 2007, due to increased proceeds from exercise of stock options.

During the nine months ended September 30, 2008, we incurred capital expenditures of approximately $3.2 million.   Additionally, we expect to incur approximately $1.0 to $3.0 million of capital expenditures in the fourth quarter of 2008.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We expect to use cash, stock, debt or other means of funding to make these acquisitions.  In April 2008, we paid $3.0 million in initial cash consideration and made a commitment for deferred consideration payable within approximately six months of the one-year anniversary of closing for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information.

We have net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which we expect to use during 2008. We expect our cash payments for taxes to be approximately $13.0 to $14.0 million during 2008 because our U.S. taxable income will no longer be fully absorbed by carryforward losses.  We expect our cash payments for estimated taxes to be approximately $3.0 to $4.0 million in the fourth quarter of 2008.

As of September 30, 2008, we had $33.1 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  These investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007.    In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), which delays the effective date of SFAS 157 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).  Effective January 1, 2008, we adopted the portion of SFAS 157 that was not deferred under FSP 157-2.  The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 to markets that are not active and provides an example illustrating key considerations for determining the fair value of financial assets when their markets are not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have an impact on our results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective as of November 17, 2008. The adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

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

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; commercial real estate market conditions; changes or consolidations within the commercial real estate industry; customer retention; competition; foreign currency fluctuations; our ability to identify, acquire and integrate acquisition candidates; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of September 30, 2008, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $900,000.

We do not have material exposure to market risks associated with changes in interest rates related to cash, cash equivalents and short-term investments held as of September 30, 2008.  As of September 30, 2008, we had $183.0 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in AAA-rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of September 30, 2008, auctions for $33.1 million par value of our investments in ARS failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on the company’s assessment of fair value of its investments in ARS as of September 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $2.9 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  If the issuers are unable to successfully close future auctions and the ARS credit ratings deteriorate, we may be required to further adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings.  Based on our ability to access our cash, cash equivalents and other short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.

We have a substantial amount of intangible assets. As of September 30, 2008, we believe our intangible assets will be recoverable.  Changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position.  Due to our acquisitions of CoStar UK Limited (formerly FOCUS Information Limited), Scottish Property Network, Property Investment Exchange Limited (Propex) and Grecam S.A.S., a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position.  In the current global economic environment, foreign currency exchange rates have fluctuated greatly and may continue to fluctuate.  Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects the Company’s revenue results.  Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency.  Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations.  We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all.  We cannot predict whether we will incur foreign exchange losses in the future.  Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries.

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently our long-term investments include AAA-rated auction rate securities (“ARS”), which are primarily securities supported by guarantees from the Federal Family Education Loan Program of the U.S. Department of Education. Recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of September 30, 2008, we held $33.1 million par value of auction rate securities all of which failed to settle at auctions.  When an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities immediately. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.  Based on this assessment of fair value, as of September 30, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $2.9 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2008	—	(1)	—	—	—
August 1 through 31, 2008	—	(1)	—	—	—
September 1 through 30, 2008	4,121	(1)	52.93	—	—
Total	4,121	(1)	52.93	—	—

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

COSTAR GROUP, INC.
Date: November 6, 2008	By:	/S/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)