Form 10-K
period 2008-12-31
COSTAR GROUP INC
filed 2009-02-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2008 on the Nasdaq Stock Market®, Nasdaq Global Select Market®, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $460 million.

As of February 17, 2009, there were 19,729,419 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.)

CoStar Group, Inc., a Delaware corporation, is the number one provider of information/marketing services to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information/marketing services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering the U.S., as well as London and other parts of the U.K. and parts of France. Prior to 2007, CoStar operated within one segment. Due to the increased size, complexity and funding requirements associated with our international expansion, in 2007 we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.

Since our founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Focus Information Limited (now, CoStar U.K. Limited), June 2004 acquisition of Scottish Property Network, December 2006 acquisition of Grecam S.A.S., and February 2007 acquisition of Property Investment Exchange Limited, we have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France.  Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 12 to our consolidated financial statements. CoStar’s revenues, net income, assets and liabilities, broken out by segment are set forth in Note 12 to our consolidated financial statements.  Information about risks attendant to our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, property information for clients’ websites, information about industry professionals and their business relationships, analytic information, data integration, and industry news.  We have created and are continually improving a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to the efficient exchange of accurate information we have supplied.

We have a number of assets that provide a unique foundation for our standardized platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information/marketing services; and a large base of clients. Our database has been developed and enhanced for more than 21 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 51 proprietary databases.

CoStar intends to continue to grow its standardized platform of commercial real estate information/marketing services.  In 2004, CoStar began research for a 21-market U.S. expansion effort.  By the end of the first quarter of 2006, CoStar had successfully launched service in each of those 21 markets.  In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties.  We launched the new retail component of our flagship product, CoStar Property Professional, in May 2006. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new Core Based Statistical Areas (“CBSAs”) across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service. In the fourth quarter of 2007, we released our CoStar Property Professional service in the 81 new CBSAs across the U.S. In 2008, we released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com.

CoStar also intends to continue to grow and expand the coverage of its service offerings within the U.K.  In December 2006, CoStar’s U.K. Subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France.  In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an online investment property exchange located in London, England.  CoStar intends to integrate its U.K. and French operations more fully with its U.S. operations and eventually to introduce a consistent international platform of service offerings.  Further information about CoStar’s acquisitions is included in Note 3 to our consolidated financial statements.

Our subscription-based information/marketing services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate more then 90% of our total revenues. Our contracts for our subscription-based information/marketing services typically have a minimum term of one year and renew automatically. Upon renewal, subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Industry Overview

The market for commercial real estate information is vast based on the variety, volume and value of transactions related to commercial real estate. Each transaction has multiple participants and multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information. Members of the commercial real estate and related business community require daily access to current data such as space availability, properties for sale, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using standardized data and interact with each other on a continuous basis.

A large number of parties involved in the commercial real estate and related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:

•	Sales and leasing brokers	•	Government agencies
•	Property owners	•	Mortgage-backed security issuers
•	Property managers	•	Appraisers
•	Design and construction professionals	•	Pension fund managers
•	Real estate developers	•	Reporters
•	Real estate investment trust managers	•	Tenant vendors
•	Investment bankers	•	Building services vendors
•	Commercial bankers	•	Communications providers
•	Mortgage bankers	•	Insurance companies’ managers
•	Mortgage brokers	•	Institutional advisors
•	Retailers	•	Investors and asset managers

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, easy to use technology and intensive participant interaction. By combining its extensive database, approximately 900 researchers and outside contractors, technological expertise and broad customer base, CoStar believes that it has created such a platform.

The U.S. and global economies have changed adversely over the past year or more, and the commercial real estate industry has been negatively impacted.  The commercial real estate market has seen a reduction in property sales and leasing activity, lower absorption rates, climbing vacancy rates and decreases in rental rates and sales prices.  The full extent of the impact of our current financial crisis is not yet clear.  As our customers continue to look for ways to reduce spending, we may continue to see reduced demand for our information/marketing services.  However, we believe that even in a weakened economy there is a continuing need for accurate, standardized commercial real estate information/marketing services.  We believe that access to continuously researched verified commercial real estate information becomes even more valuable in a down market, as industry players assess where market conditions are heading, how their businesses should adapt, determine what properties are worth, and try to market their properties, among other things.  Moreover, outsourcing the labor-intensive task of conducting basic real estate research may result in cost savings for our clients.

CoStar’s Comprehensive Database

CoStar has spent more than 21 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 30, 2009, our database of real estate information covered the U.S., as well as London, England and other parts of the U.K. and parts of France, and contained:

•	More than 1.1 million sale and lease listings;
•	Over 3.2 million total properties;
•	Over 8.9 billion square feet of sale and lease listings;
•	Over 5.7 million tenants;
•	More than 1.3 million sales transactions valued in the aggregate at over $3.1 trillion; and
•	Approximately 7.6 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2008, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 30, 2009, we have approximately 900 commercial real estate research professionals and outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information.

CoStar utilizes 147 high-tech field research vehicles in 41 states and the U.K.  Of these vehicles, 100 are custom-designed energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

Data and Image Providers. We license a small portion of our data and images from public record providers and third party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information/marketing services and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

Management and Quality Control Systems. Our research processes include automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors, including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area and expired leases. We also monitor changes to critical fields of information to ensure all information is kept in compliance with our standard definitions and methodology. Our non-automated quality control procedures include:

•	calling our information sources on recently updated properties to re-verify information;
•	reviewing calls our researchers made to their industry contacts to ensure data reported to the researcher is entered correctly into the database;
•	performing periodic research audits and field checks to determine if we correctly canvassed buildings;
•	providing training and retraining to our research professionals to ensure accurate data compilation; and
•	compiling measurable performance metrics for research teams and managers for feedback on data quality.

Finally, one of the most important and effective quality control measures we rely on is feedback provided by the commercial real estate professionals using our data every day.

Proprietary Technology

As of January 30, 2009, CoStar had a staff of 90 product development, database and network professionals.  CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar products, including CoStar Property Professional, CoStar Property Express, CoStar COMPS, CoStar Tenant, CoStar Showcase, CoStar Commercial MLS and CoStar Connect, as well as our international products.  In 2006, CoStar released a major upgrade to its CoStar COMPS service that provides customers with over 100 improvements, including access to for sale information, aerials and enhanced mapping.  In 2007, to better support our retail customers, we added significant features to CoStar Property Professional including tenant proximity and demographic search capability, mapping layers, detailed retail tenant information and demographics.  In 2008, CoStar released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com. CoStar has also begun development of an international platform, which will allow CoStar to offer CoStar Property Professional in international countries.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information/marketing services and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data.  Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information.  We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

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

Services

Our suite of information/marketing services is branded and marketed to our customers. Our services are derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to enhance our existing information/marketing services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our various information/marketing services are described in detail in the following paragraphs as of January 30, 2009:

CoStar Property Professional®   CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information/marketing services, are delivered solely via the internet.

CoStar COMPS Professional®   CoStar COMPS Professional, or “COMPS Professional,” provides comprehensive coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. COMPS Professional service offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant® CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related U.S. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the U.S. and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

CoStar Showcase®   CoStar Showcase offers commercial real estate professionals a simple way to get their for sale and for lease listings in front of a broad internet audience who search on GoogleTM, Yahoo® and Costar.com to find commercial properties.  When customers sign up for CoStar Showcase, their listings become accessible to visitors to Costar.com, who can search those listings for free.  To drive traffic to CoStar Showcase subscriber listings, CoStar invests in GoogleTM and Yahoo® keyword based pay-per-click advertising to capture the high volume traffic of users actively searching for commercial properties on those search engines.  As part of their CoStar Showcase subscription, subscribers also receive customized websites for each of their brokers that displays their bio, photo, contact information and updated listings that they can use to promote their services.

CoStar Property Express® CoStar Property Express provides access, via an annual subscription, to a “light” or scaled down version of CoStar Property. Commercial real estate professionals use CoStar Property Express to look up and search for lease and for sale listings in CoStar’s comprehensive national database. CoStar Property Express provides base building information, photos, floor plans, maps and a limited number of reports.

CoStar Listings Express®   CoStar Listings Express provides access via an annual subscription to a listings only version of CoStar Property Express.  Commercial real estate professionals use CoStar Listings Express to look up and search for lease and for sale listings in CoStar’s comprehensive national database.  CoStar Listings Express provides base building information, photos, floor plans, maps and a limited number of reports on only properties that are either for lease or for sale.  CoStar Listings Express does not provide information on fully leased properties, as found in CoStar Property Professional and  CoStar Property Express.

CoStar COMPS Express®   CoStar COMPS Express provides users with immediate, subscription free access with payment by credit card to the CoStar COMPS Professional system on a report-by-report basis. Subscribers also use this on-demand service to research comparable sales information outside of their subscription markets.

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

CoStar Commercial MLS® CoStar Commercial MLS is the industry’s most comprehensive collection of researched for sale listings.  CoStar Commercial MLS draws upon CoStar’s large database of digital images and includes office, industrial, multifamily and retail properties, as well as shopping centers and raw land.  CoStar Commercial MLS represents an efficient means for sellers to market their properties to a large audience and for buyers to easily identify target properties.

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

CoStar Professional Directory®   CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 1.1 million commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations.  Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles.  Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

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

Metropolis™   The Metropolis service is a single interface that combines commercial real estate data from multiple information providers into a comprehensive resource. The Metropolis service allows a user to input a property address and then view detailed information on that property from multiple information providers, including CoStar services. This technology offers commercial real estate professionals a simple and convenient solution for integrating a wealth of third party information and proprietary data, and is currently available for the Southern California markets.

FOCUS™   CoStar’s U.K. subsidiary, CoStar UK Limited, offers several services, the primary of which is FOCUS. FOCUS is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies across the U.K., including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps.

SPN™   SPN provides users online access to a comprehensive database of information for properties located in Scotland, including available space, comparable sales and lease deals.

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

Shopproperty.co.uk™   Shopproperty is a listing database of available retail units across the U.K. on a free-access website.  Shopproperty.co.uk is the only specialist listing website with fully licensed Goad street-trader plans.

Grecam™   Our French subsidiary, Grecam S.A.S., provides commercial real estate information throughout the Paris region through its Observatoire Immobilier D’ Entreprise (“OIE”) service offering.  The OIE service provides commercial property availability and transaction information to its subscribers through both an online service and market reports.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 30, 2009.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	Capmark — U.K.	BlackRock
CB Richard Ellis — U.K.	Deutsche Bank	Prudential
Colliers	Wells Fargo	Prudential — U.K.
Colliers Conrad Ritblat Erdman — U.K.	JP Morgan Chase Bank	Metropolitan Life
Cushman & Wakefield	Key Bank	ING Clarion Partners
Cushman & Wakefield — U.K.	TD Bank	Duke Realty Corporation
Weichert Commercial Brokerage	Citibank	USAA Real Estate Company
Jones Lang LaSalle	AEGON USA Realty Advisors, Inc.	NorthMarq Capital
Jones Lang LaSalle — U.K.	Capmark Financial Group, Inc.	AEW Capital Management LP
Grubb & Ellis	East West Bank	Progressive Casualty Insurance Co.
Gerald Eve — U.K.	Q10 Bonneville Mortgage Company
Drivers Jonas — U.K.
Lambert Smith Hampton — U.K.
Charles Dunn Company, Inc.
Marcus & Millichap	Owners, Developers	Appraisers, Accountants
Mohr Partners	Hines	Integra
Newmark & Company Real Estate	LNR Property Corp	Deloitte
CRESA Partners	Shorenstein Company, LLC	Deloitte — U.K.
Studley	Mack-Cali	Marvin F. Poer
Coldwell Banker Commercial NRT	Manulife Financial	KPMG
UGL Equis	Industrial Developments International (IDI)	GE Capital
FirstService Williams	Land Securities — U.K.	PGP Valuation
GVA Advantis		Thomson Reuters
Binswanger
Re/Max
Carter	Retailers	Government Agencies
USI Real Estate Brokerage Services	Nationwide Insurance	U.S. General Services Administration
DAUM Commercial Real Estate	Café Rio Mexican Grill, Inc.	County of Los Angeles
Services	Merle Norman Cosmetics, Inc.	Internal Revenue Service
HFF	Massage Envy	City of Chicago
U.S. Equities Realty	7-Eleven	Cook County Assessor’s Office
Sperry Van Ness	Dollar General Corporation	U.S. Department of Housing and
DTZ — U.K.	Walgreens	Urban Development
Savillis Commercial — U.K.	Town Fair Tire	Corporation of London — U.K.
Atis Real — U.K.	Rent-A-Center	Scottish Enterprise — U.K.
GVA Grimley — U.K.	Spencer Gifts LLC	Federal Reserve Bank of New York
King Sturge — U.K.

REITs	Property Managers	Vendors
Brandywine Realty Trust	Transwestern Commercial Services	Turner Construction Company
Brookfield Properties	Lincoln Property Company	Kastle Systems
Boston Properties	PM Realty Group	Comcast Corporation
Liberty Property Trust	Navisys Group	ADT Security
Kimco Realty Corporation	Osprey Management Company	MWB — U.K.
Vornado Realty Trust	Leggat McCall Properties	Cox Communications, Inc.
Simon Property Group, Inc.	Asset Plus Corporation	Clear Channel Outdoor
	Morlin Asset Management LP	Verizon Communications, Inc.

For the years ended December 31, 2006, 2007 and 2008, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 30, 2009, we had 220 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 22 field sales offices throughout the U.S. and in London, England; Manchester, England; Glasgow, Scotland and Paris, France.  Our inside sales team is located in our Maryland offices. This team prospects for new clients and performs service demonstrations exclusively by telephone and over the internet to support the direct sales force.

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

Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional services. We actively manage client accounts in order to retain clients by providing frequent service demonstrations as well as company-client contact and communication.  We place a premium on training new and existing client personnel on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients.

We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.  In addition, through CoStar COMPS Express, clients can access our database of commercial real estate information without a subscription on a pay per use basis.

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

In May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings available to all visitors to our public website, www.CoStar.com, and allows each visitor to search those property listings for free.  CoStar Showcase draws additional traffic to our website through searches on GoogleTM and Yahoo®.  Commercial real estate listings are derived from our database and are researched and verified by CoStar researchers.  CoStar Showcase subscribers need only designate their listings for inclusion in the free property search tool.  In addition, CoStar Showcase customers who have not subscribed for our other services, serve as leads for additional cross-selling opportunities.

Competition

The market for information/marketing services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information/marketing services and providers are:

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

We compete directly and indirectly for customers with the following categories of companies:

•
online services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., Reed Business Information Limited, officespace.com, MrOfficeSpace.com, and TenantWise, Inc;

•
publishers and distributors of information/marketing services, including regional providers and national print publications, such as Black’s Guide, Property and Portfolio Research, Torto Wheaton Research, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics, Inc. and The Smith Guide, Inc.;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Catalyst, the National Association of Realtors, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information/marketing services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical or marketing resources than we do) may enter the market and competition may intensify. While we believe that we have successfully differentiated ourselves from existing competitors, competition could materially harm our business.

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information/marketing services we license.

We also attempt to protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures designed to discourage and detect unauthorized copying of our intellectual property. We have established an internal antipiracy team that uses fraud-detection technology to continually monitor our services to detect and prevent unauthorized access, and we actively prosecute individuals and firms that engage in this unlawful activity.

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar”, “COMPS”, “CoStar Property”, “CoStar Tenant”, “CoStar Showcase” and “CoStar Group”. Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic.  We consider our trademarks in the aggregate to constitute a valuable asset.  In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and three patents in the U.S. which expire in 2020, 2021 and 2022, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent.

Employees

As of January 30, 2009, we employed 1,178 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

Our investor relations internet website is http://www.costar.com/investors.aspx. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may review and copy any of the information we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.	Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2009 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; commercial real estate market conditions; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; competition; foreign currency fluctuations; our ability to identify, acquire and integrate acquisition candidates; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

Risk Factors

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The continuing decline in the commercial real estate industry’s leasing activity, rental rates and absorption rates and the on-going downturn in the commercial real estate market’s for sale activity may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, both of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information/marketing services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to more cancellations of our information/marketing services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues or our revenue growth to decline and reduce our profitability.

Negative general economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including perceived and actual economic conditions, recessions, inflation, deflation, exchange rates, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability.  Further, continuing bank failures and freezing of the credit markets generally, other adverse national and global economic events, as well as any significant terrorist attack, are likely to have a further dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. Market disruptions may also contribute to extreme price and volume fluctuations in the stock market that may affect our stock price for reasons unrelated to our operating performance.  In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. Conversely, deflation resulting in a decline of prices could reduce our revenues.  In the current economic environment, it is difficult to predict whether we will experience significant inflation or deflation in the near future.  A significant increase in either could have an adverse effect on our results of operations. As a result of current economic conditions, we have recently seen an increase in customer cancellations, reductions of services and failures to timely pay amounts due us.  If we experience greater cancellations and more reductions of services and failures to timely pay and we do not acquire new clients or sell new services to our existing clients, our revenues may decline and our financial position would be adversely affected.

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information/marketing services. Our subscription-based information/marketing services generate the largest portion of our revenues. However, we may be unable to attract new clients, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: economic pressures, a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or competitive pressures. If clients decide to cancel services or not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate, revenues and our revenue growth rate may decline.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar UK Limited (formerly FOCUS Information Limited), SPN, Grecam S.A.S. and Propex, a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position.  Recently, foreign currency exchange rates have fluctuated greatly and may continue to fluctuate.  Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue.  Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

If we are unable to sustain our revenue growth or our operating costs are higher than expected, our profitability may be reduced and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenue growth rate.  Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected.  Additionally, we may not be able to sustain our historic revenue growth rates and our percentage revenue growth rates may decline.  Our revenue and operating profit growth depend on continued increased demand for our services.  Our sales are affected by, among other things, general economic and commercial real estate conditions.  Reduced demand, whether due to changes in customer preference, a further weakening of the U.S. or global economies or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing.  Competition in this market may increase further as a result of current recessionary economic conditions, as customer bases and customer spending decrease and service providers are competing for fewer customer resources.  Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain customers or obtain new customers, our revenues and revenue growth could decline.  Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money to defend, could result in negative publicity, and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount, our profitability could be significantly reduced and our financial position could be adversely affected. We cannot make assurances that we will have any or sufficient insurance to cover any litigation claims.

We may be subject to legal liability for collecting displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information/marketing services to users.

An impairment in carrying value of goodwill could negatively impact our consolidated results of operations and net worth. Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more indicators.  We consider our operating segments, U.S. and International, as our reporting units under Statement of Financial Accounting Standards (“SFAS”) No. 142 for consideration of potential impairment of goodwill. We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The existence of one or more of the following indicators could cause us to test for impairment prior to the annual assessment.

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2008, we had $54.3 million of goodwill, $31.5 million in our U.S. segment and $22.8 million in our International segment.

Our stock price may be negatively affected by fluctuations in our financial results. Our operating results, revenues and expenses may fluctuate as a result of changes in general economic conditions and also for many other reasons, many of which are outside of our control, such as: cancellations or non-renewals of our services; competition; our ability to control expenses; loss of clients or revenues; technical problems with our services; changes or consolidation in the real estate industry; our investments in geographic expansion and to increase coverage in existing markets; interest rate fluctuations; the timing and success of new service introductions and enhancements; successful execution of our expansion plans; data quality; the development of our sales force; managerial execution; employee retention; foreign currency and exchange rate fluctuations; inflation; successful adoption of and training on our services; litigation; acquisitions of other companies or assets; sales, brand enhancement and marketing promotional activities; client support activities; changes in client budgets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: economic factors; quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights or other legal proceedings; and regulatory developments. In addition, in recent years, the stock market in general, and the shares of internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies and may have the same effect on the market price of our common stock.

International operations expose us to additional business risks, which may reduce our profitability. Our international operations and expansion subject us to additional business risks, including: currency exchange rate fluctuations; adapting to the differing business practices and laws in foreign countries; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments, and general managerial resources. If we are not able to manage our international operations successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for additional international expansion could exceed the profit generated from such expansion, which would reduce our profitability and adversely affect our financial position.

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently our long-term investments include mostly AAA rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2008, we held $33.1 million par value of ARS all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $3.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information/marketing services and could reduce our profitability.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources.  During 2009, we plan to continue to increase the depth of our coverage in the U.S. and U.K.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

Our continuing expansion into the retail real estate sector may not be completed successfully or may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into the retail real estate sector imposed and continues to impose additional burdens on our research, systems development, sales, marketing and general managerial resources. During the next year, we expect to continue to expand the number of retail properties contained within our database. If we are unable to manage this expansion effectively, if this expansion effort takes longer than planned or if our costs for this effort exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to expand our retail sector services and we are not successful in marketing and selling these expanded services, or customers fail to accept these new services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

We may not be able to successfully introduce new or upgraded information/marketing services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information/marketing services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues or our revenue growth rate and reducing our profitability.

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information/marketing services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our website, the internet and our service providers. Problems with our website, the internet or the services provided by our local exchange carriers or internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information/marketing services. If we experience technical problems in distributing our services, we could experience reduced demand for our information/marketing services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Our careful development and testing may not be sufficient to ensure that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information/marketing services, which could reduce the demand for our services, lower our revenues and increase our costs.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information/marketing services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data we provide. The task of establishing and maintaining accurate and reliable data is challenging. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. Our U.S. researchers use integrated internal research processes to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

If we are not able to successfully identify, finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland, Grecam S.A.S. in France, CoStar U.K. Limited and Propex in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.  Obtaining credit in the current economic environment may be difficult and cost prohibitive.  We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses.  If we are able to obtain financing, the terms may be onerous and more restrictive than we are willing to accept.

Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information/marketing services, lower revenues and increased costs. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information/marketing services to clients, we could experience reduced demand for our information/marketing services, lower revenues and increased costs.

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

Our corporate headquarters is located in Bethesda, Maryland, where we occupy approximately 60,000 square feet of office space. Our main lease for our Bethesda, Maryland headquarters expires on March 31, 2010.  This facility is used primarily by our U.S. segment.

In addition to our Bethesda, Maryland facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; White Marsh, Maryland; London, England; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Tustin, California; Indianapolis; and St. Louis.

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

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2008.

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

	High	Low

Year Ended December 31, 2007
First Quarter	$52.15	$43.44
Second Quarter	$55.71	$44.95
Third Quarter	$58.49	$50.70
Fourth Quarter	$61.65	$44.48

Year Ended December 31, 2008
First Quarter	$45.31	$36.55
Second Quarter	$51.36	$44.39
Third Quarter	$56.70	$43.57
Fourth Quarter	$45.20	$27.00

As of February 1, 2009, there were approximately 260 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the quarter ended December 31, 2008.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—	—	—	—
November 1 through 30	—	—	—	—
December 1 through 31	4,220 (1)	$29.37	—	—
Total	4,220	$29.37	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 1998 Stock Incentive Plan, as amended, and the Company’s 2007 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date.  None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index.

•	An equal investment in the S&P 500 Application Software Index.

The comparison covers the period beginning December 31, 2003, and ending on December 31, 2008, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CoStar Group, Inc.	100	110.74	103.53	128.44	113.31	78.99
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P 500 Application Software Index	100	111.63	123.57	130.15	144.57	79.03

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2008. The consolidated statement of operations data shown below for each of the three years ended December 31, 2006, 2007, and 2008 and the consolidated balance sheet data as of December 31, 2007 and 2008 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005, and 2006 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2004	2005	2006	2007	2008
Revenues	$112,085	$134,338	$158,889	$192,805	$212,428
Cost of revenues	35,384	44,286	56,136	76,704	73,408
Gross margin	76,701	90,052	102,753	116,101	139,020
Operating expenses	69,955	82,710	88,672	98,249	99,232
Income from operations	6,746	7,342	14,081	17,852	39,788
Interest and other income, net	1,314	3,455	6,845	8,045	4,914
Income before income taxes	8,060	10,797	20,926	25,897	44,702
Income tax (benefit) expense , net	(16,925)	4,340	8,516	9,946	20,079
Net income	$24,985	$6,457	$12,410	$15,951	$24,623
Net income per share - basic	$1.38	$0.35	$0.66	$0.84	$1.27
Net income per share - diluted	$1.33	$0.34	$0.65	$0.82	$1.26
Weighted average shares outstanding - basic	18,165	18,453	18,751	19,044	19,372
Weighted average shares outstanding - diluted	18,827	19,007	19,165	19,404	19,550

	As of December 31,
Consolidated Balance Sheet Data:	2004	2005	2006	2007	2008
Cash, cash equivalents, short-term and long-term investments	$117,069	$134,185	$158,148	$187,426	$224,590
Working capital	107,875	124,501	154,606	167,441	183,347
Total assets	232,691	248,059	275,437	321,843	334,384
Total liabilities	21,747	23,263	25,327	40,038	30,963
Stockholders’ equity	210,944	224,796	250,110	281,805	303,421

	As of December 31,
Other Operating Data:	2004	2005	2006	2007	2008
Number of subscription client sites	9,489	11,464	13,257	14,467	15,920
Millions of properties in database	1.6	1.8	2.1	2.7	3.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information/marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information/marketing services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information/marketing platform where the members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, and industry news. Our service offerings span all commercial property types – office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information/marketing services and developed new information/marketing services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software.  In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network (“SPN”). In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based leading provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. The more recent acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S., as well as expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006. In early 2005, in conjunction with the acquisition of National Research Bureau, we launched a major effort to expand our coverage of retail real estate information. The new retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

During the second half of 2006, to expand the geographical coverage of our service offerings we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., increased our U.S. field research fleet by adding 89 vehicles and hired researchers to staff these vehicles. In March 2007, we signed a long-term lease for a new research facility in White Marsh, Maryland, in support of our expanded research efforts and hired and trained additional researchers and other personnel. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007.

In connection with our acquisitions of Propex and Grecam, we intend to expand the coverage of our service offerings within the U.K. and integrate our international operations more fully with those of the U.S. We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations. We believe that our recent U.S. and international expansion and integration efforts have created a platform for earnings. In fact, our results for 2008 reflect growth in earnings as a result of these investments in our business.

Our financial reporting currency is the U.S. Dollar.  Changes in exchange rates can significantly affect our reported results and consolidated trends.  We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our shareholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported financial results and consolidated trends and comparisons.

We expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com. In addition, in April 2008, as described above we acquired the online commercial real estate information assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO). Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2009 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

  Current general economic conditions in the U.S. and the world are negatively affecting business operations for our clients and are resulting in more business consolidations and, in certain circumstances, failures. As a result of the economic conditions, we have recently seen an uptick in customer cancellations, reductions of services and failures to pay amounts due us.  If cancellations, reductions of services and failures to pay continue to rise, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues will be adversely affected and our revenue may decline.  Additionally, current conditions may cause customers to reduce expenses, when reducing expenses, customers may be forced to purchase fewer services or cancel all services.  We compete against many other commercial real estate information/marketing service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful.  Because of the current uncertainties in the economic environment, we may not be able to accurately forecast our revenue.  However, we continue to believe that the company is positioned to generate continued, sustained earnings through the end of 2009.

We currently issue restricted stock and stock options to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statements of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. We incurred approximately $4.9 million in total equity compensation expense in 2008.

Our subscription-based information/marketing services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 90% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information/marketing services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the year ended December 31, 2007, our contract renewal rate was over 90%.  For the year ended December 31, 2008, our contract renewal rate was approximately 89%.  As discussed above, our contract renewal rate may continue to decline if continuing negative economic conditions lead to business failures and/or consolidations and further reductions in customer spending and decreases in the customer base.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows of the carrying amounts of such assets.  The accuracy of these judgments may be adversely affected by several factors, including the factors listed below:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in our market capitalization relative to net book value for a sustained period.

When we determine that the carrying value of long-lived and identifiable intangible assets may not be recovered based upon the existence of one or more of the above indicators, we test for impairment.

Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators.  We consider our operating segments, U.S. and International, as our reporting units under Statement of Financial Accounting Standards (“SFAS”) No. 142 for consideration of potential impairment of goodwill.

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 21 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information/marketing services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net income	$12,410	$15,951	$24,623
Purchase amortization in cost of revenues	1,205	2,170	2,284
Purchase amortization in operating expenses	4,183	5,063	4,880
Depreciation and other amortization	6,421	8,914	9,637
Interest income, net	(6,845)	(8,045)	(4,914)
Income tax expense, net	8,516	9,946	20,079
EBITDA	$25,890	$33,999	$56,589

Cash flows provided by (used in)
Operating activities	$32,587	$51,732	$40,908
Investing activities	$(28,329)	$(40,331)	$52,430
Financing activities	$5,582	$8,161	$11,475

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2006		2007		2008
Revenues	$158,889	100.0%	$192,805	100.0%	$212,428	100.0%
Cost of revenues	56,136	35.3	76,704	39.8	73,408	34.6
Gross margin	102,753	64.7	116,101	60.2	139,020	65.4
Operating expenses:
Selling and marketing	41,774	26.3	51,777	26.9	41,705	19.6
Software development	12,008	7.6	12,453	6.5	12,759	6.0
General and administrative	30,707	19.3	36,569	19.0	39,888	18.8
Gain on lease settlement, net	—	0.0	(7,613)	(3.9)	—	0.0
Purchase amortization	4,183	2.6	5,063	2.6	4,880	2.3
Total operating expenses	88,672	55.8	98,249	51.0	99,232	46.7
Income from operations	14,081	8.9	17,852	9.3	39,788	18.7
Interest and other income, net	6,845	4.3	8,045	4.2	4,914	2.3
Income before income taxes	20,926	13.2	25,897	13.4	44,702	21.0
Income tax expense, net	8,516	5.4	9,946	5.2	20,079	9.5
Net income	$12,410	7.8%	$15,951	8.3%	$24,623	11.6%

Comparison of Year Ended December 31, 2008 and Year Ended December 31, 2007

Revenues. Revenues grew to $212.4 million in 2008, from $192.8 million in 2007. This increase in revenue was due to further penetration of our subscription-based information/marketing services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services. As of December 31, 2008, our subscription-based information/marketing services represented more than 90% of our total revenues.

Gross Margin. Gross margin increased to $139.0 million in 2008, from $116.1 million in 2007. The gross margin percentage increased to 65.4% in 2008, from 60.2% in 2007. The increase in the gross margin resulted principally from revenue growth from our subscription-based information/marketing services and a decrease in cost of revenues. Cost of revenues decreased to $73.4 million for the year ended December 31, 2008, from $76.7 million for the year ended December 31, 2007 principally due to expansion costs that were incurred in 2007 that were not incurred in 2008.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $41.7 million in 2008, from $51.8 million in 2007, and decreased as a percentage of revenues to 19.6% in 2008, from 26.9% in 2007. The decrease was principally due to a reduction in personnel costs of approximately $5.4 million primarily due to the fact that the sales force sold services with a smaller average price point in 2008, which resulted in lower average contract values compared to 2007. Additionally, there was a decrease in marketing initiatives of approximately $2.3 million in 2008.

Software Development Expenses. Software development expenses slightly increased to $12.8 million in 2008, from $12.5 million in 2007, and slightly decreased as a percentage of revenues to 6.0% in 2008, from 6.5% in 2007.  The decrease in the percentage was primarily due to increased revenues in 2008.

General and Administrative Expenses. General and administrative expenses increased to $39.9 million in 2008, from $36.6 million in 2007, and decreased slightly as a percentage of revenues to 18.8% in 2008, from 19.0% in 2007. The increase in the amount of general and administrative expenses was principally a result of an increase of approximately $2.5 million in legal fees and an increase of $1.6 million in bad debt expense.

Gain on Lease Settlement, Net. On September 14, 2007, CoStar U.K Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement with Trafigura Limited to assign to Trafigura our leasehold interest in our office space located in London. The lease assignment was effective on December 19, 2007. As a result, CoStar U.K. Limited was paid $7.6 million, net of expenses, for the assignment of the lease. There were no gains on lease settlements in 2008.

Purchase Amortization. Purchase amortization slightly decreased to $4.9 million in 2008, from $5.1 million in 2007, and slightly decreased as a percentage of revenues to 2.3% in 2008, from 2.6% in 2007.

Interest and Other Income, Net. Interest and other income, net decreased to $4.9 million in 2008, from $8.0 million in 2007. Although, cash and cash equivalents, short-term and long-term investments were higher in 2008 than in 2007, our interest and other income decreased due to lower average interest rates in 2008 compared to 2007.

Income Tax Expense, Net. Income tax expense, net increased to $20.1 million in 2008, from $9.9 million in 2007. This increase was primarily due to higher income before income taxes for 2008 due to our growth and profitability, in addition to a higher effective tax rate in 2008.  The effective tax rate was lower in 2007 due to the gain on lease settlement in the U.K. that was completed in December 2007.  The lease settlement resulted in income in the U.K., which reduced the overall effective tax rate.

Comparison of Business Segment Results for Year Ended December 31, 2008 and Year Ended December 31, 2007

Due to the increased size, complexity and funding requirements associated with our international expansion, in 2007 we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides segment revenue and EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $190.1 million from $170.3 million for the years ended December 31, 2008 and 2007, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information/marketing services and the successful cross-selling of our service to our customers, combined with a continued high renewal rate. FOCUS is our primary service offering in our International operating segment.  International revenues slightly decreased to $22.4 million from $22.5 million for the years ended December 31, 2008 and 2007, respectively. This decrease is due to foreign currency fluctuations.  In their functional currency, International revenues increased 7.2% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Segment EBITDA. U.S. EBITDA increased to $58.8 million from $32.9 million for the years ended December 31, 2008 and 2007, respectively. The increase in U.S. EBITDA was due to increased revenues, and lower sales and marketing personnel costs, partially offset by an increase in legal fees and bad debt expense. International EBITDA decreased to a loss of $2.2 million from $1.1 million earnings for the years ended December 31, 2008 and 2007, respectively. This decrease is primarily due to gain on lease settlement of $7.6 million in 2007 that did not occur in 2008. International EBITDA also includes a corporate allocation of approximately $1.1 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

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

Gain on Lease Settlement, Net. On September 14, 2007, CoStar U.K. Limited, a wholly owned U.K. subsidiary of CoStar, entered into an agreement with Trafigura Limited to assign to Trafigura our leasehold interest in our office space located in London. The lease assignment was effective on December 19, 2007. As a result, CoStar U.K. Limited was paid $7.6 million, net of expenses, for the assignment of the lease. There were no gains on lease settlements in 2006.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2007				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$44,831	$47,794	$49,340	$50,840	$52,264	$53,478	$53,757	$52,929
Cost of revenues	17,826	19,318	19,551	20,009	19,721	18,341	17,613	17,733
Gross margin	27,005	28,476	29,789	30,831	32,543	35,137	36,144	35,196
Operating expenses	25,569	28,230	25,952	18,498	25,313	26,627	24,864	22,428
Income from operations	1,436	246	3,837	12,333	7,230	8,510	11,280	12,768
Interest and other income, net	1,862	1,891	2,072	2,220	1,938	1,243	951	782
Income before income taxes	3,298	2,137	5,909	14,553	9,168	9,753	12,231	13,550
Income tax expense, net	1,484	962	2,659	4,841	4,126	4,318	5,586	6,049
Net income	$1,814	$1,175	$3,250	$9,712	$5,042	$5,435	$6,645	$7,501
Net income per share - basic	$0.10	$0.06	$0.17	$0.51	$0.26	$0.28	$0.34	$0.39
Net income per share - diluted	$0.09	$0.06	$0.17	$0.50	$0.26	$0.28	$0.34	$0.38

	2007				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.8	40.4	39.6	39.4	37.7	34.3	32.8	33.5
Gross margin	60.2	59.6	60.4	60.6	62.3	65.7	67.2	66.5
Operating expenses	57.0	59.1	52.6	36.4	48.5	49.8	46.2	42.4
Income from operations	3.2	0.5	7.8	24.2	13.8	15.9	21.0	24.1
Interest and other income, net	4.1	4.0	4.2	4.4	3.7	2.3	1.8	1.5
Income before income taxes	7.3	4.5	12.0	28.6	17.5	18.2	22.8	25.6
Income tax expense, net	3.3	2.0	5.4	9.5	7.9	8.0	10.4	11.4
Net income	4.0%	2.5%	6.6%	19.1%	9.6%	10.2%	12.4%	14.2%

Recent Acquisitions

Propex. On February 16, 2007, CoStar Limited acquired Property Investment Exchange Limited (“Propex”), a provider of web-based commercial property information and operator of an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets. CoStar Limited acquired all outstanding capital stock of Propex for approximately $22.0 million, consisting of cash, deferred consideration and 21,526 shares of CoStar common stock.

First CLS, Inc. On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing.

Accounting Treatment. These acquisitions were accounted for using purchase accounting. The purchase price for the Propex acquisition was primarily allocated to acquired customer base, trade names, and goodwill. The purchase price for the First CLS, Inc. acquisition was primarily allocated to acquired customer base.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is being amortized on a straight-line basis over three years.  We recorded goodwill of approximately $15.0 million for the Propex acquisition and $1.1 million for the First CLS, Inc. acquisition. Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex and First CLS, Inc. have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for either acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $195.3 million at December 31, 2008 compared to $187.4 million at December 31, 2007. The increase in cash, cash equivalents and short-term investments for the year ended December 31, 2008 was primarily due to net cash from operating activities of approximately $40.9 million partially offset by the reclassification of approximately $33.1 million par value auction rate securities (“ARS”) from short-term investments to long-term investments in the first quarter of 2008.

Net cash provided by operating activities for the year ended December 31, 2008 was $40.9 million compared to $51.7 million for the year ended December 31, 2007. The $10.8 million decrease in net cash provided by operating activities is primarily due to approximately $3.3 million decreased cash receipts on accounts receivable due to increased balances and declining economic conditions and increased payments for accounts payable and accrued expenses of approximately $9.8 million which included the $2.9 million payment of deferred consideration for the Propex acquisition, approximately $400,000 in payments for a Propex data agreement, and payment of approximately $1.4 million in value added taxes related to the lease settlement.

Net cash provided by investing activities was $52.4 million for the year ended December 31, 2008, compared to net cash used in investing activities of $40.3 million for the year ended December 31, 2007. This $92.7 million increase in net cash provided by investing activities was primarily due to the decision to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $59.1 million in the year ended December 31, 2008 compared to a net purchase of investments of approximately $9.3 million in the year ended December 31, 2007.  In addition, we used $3.0 million in cash as initial consideration for the purchase of First CLS, Inc. in the year ended December 31, 2008, as compared to $16.7 million in cash consideration used for the acquisition of Propex in the year ended December 31, 2007. We also purchased approximately $10.6 million less in property, equipment and other assets during the year ended December 31, 2008 compared to the year ended December 30, 2007.

Net cash provided by financing activities was $11.5 million for the year ended December 31, 2008 compared to $8.2 million for the year ended December 31, 2007.  The higher net cash provided by financing activities in 2008 compared to 2007 is due to an increase in excess tax benefits from stock options partially offset by a decrease in proceeds from the exercise of stock options.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2009	2010-2011	2012-2013	2014 and thereafter
Operating leases	$23,596	$8,264	$10,041	$4,276	$1,015
Purchase obligations(1)	2,971	2,242	294	290	145
Total contractual principal cash obligations	$26,567	$10,506	$10,335	$4,566	$1,160

(1)Amounts do not include (i) contracts with initial terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us.

During 2008, we incurred capital expenditures of approximately $3.7 million. We expect to make capital expenditures in 2009 of approximately $4.0 million to $7.0 million.

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

As of December 31, 2008, we had $33.1 million of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As of December 31, 2008, we had utilized all of our U.S. net operating loss carryforwards for federal income tax purposes.  As a result, we expect our cash payments for taxes to be approximately $20.0 million to $23.0 million in 2009.

Inflation may affect the way we operate in the U.S. and abroad. In general, we believe that over time we are able to increase the prices of our services to counteract the majority of the inflationary effects of increasing costs.  We do not believe the impact of inflation has significantly affected our operations, and we do not anticipate that inflation will have a material impact on our operations in 2009.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning on or after December 31, 2007. We adopted SFAS 159 on January 1, 2008 and have not elected to apply the fair value option to any of our financial instruments.  The adoption of SFAS 159 did not have a material impact on our results of operations and financial position.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of our ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how we account for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that we consider our experience regarding renewal and extensions of similar arrangements in determining the useful life. If we do not have experience with similar arrangements, FSP 142-3 requires that we use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The adoption of FSP 142-3 will impact intangibles acquired after December 31, 2008, and its effect will depend on the specifics of the intangible acquired.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective as of November 17, 2008. The adoption of SFAS 162 did not have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information/marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2008, revenue denominated in foreign currencies was approximately 11% of total revenue.  For the year ended December 31, 2008, our revenue would have decreased by approximately $2.2 million if the U.S. dollar exchange rate used strengthened by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2008 would have resulted in a decrease of approximately $340,000 in the carrying amount of net assets. For the year ended December 31, 2008, our revenue would have increased by approximately $2.2 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies.  A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2008 would have resulted in a increase of approximately $340,000 in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of December 31, 2008, accumulated other comprehensive income (loss) included a loss from foreign currency translation adjustments of approximately $8.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2008.  As of December 31, 2008, we had $195.3 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of December 31, 2008, auctions for $33.1 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $3.7 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 2 to the consolidated financial statements for further discussion.

We have approximately $70.7 million in intangible assets as of December 31, 2008. As of December 31, 2008, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.	Financial Statements and Supplementary Data

Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. Supplementary data is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Results of Operations.”

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this Item is incorporated by reference to our Proxy Statement for our 2009 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2009 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2009 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 23rd day of February 2009.

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

Signature	Capacity	Date

/S/ Michael R. Klein	Chairman of the Board	February 23, 2009
Michael R. Klein

/S/ Andrew C. Florance	Chief Executive Officer and	February 23, 2009
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/S/ Brian J. Radecki	Chief Financial Officer	February 23, 2009
Brian J. Radecki	(Principal Financial and Accounting Officer)

/S/ David Bonderman	Director	February 23, 2009
David Bonderman

/S/ Warren H. Haber	Director	February 23, 2009
Warren H. Haber

/S/ Josiah O. Low, III	Director	February 23, 2009
Josiah O. Low, III

/S/ Christopher Nassetta	Director	February 23, 2009
Christopher Nassetta

/S/ Michael Glosserman	Director	February 23, 2009
Michael Glosserman

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (filed herewith).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (filed herewith).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).
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

*10.8	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (filed herewith).
*10.9	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (filed herewith).
*10.10	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (filed herewith).
*10.11	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (filed herewith).
*10.12	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (filed herewith).
*10.13
Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

*10.14	CoStar Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
*10.15
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

INDEX TO EXHIBITS — (Continued)

Exhibit No.	Description
*10.16	First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (filed herewith).
*10.17
Executive Service Contract dated February 16, 2007, between Property Investment Exchange Limited and Paul Marples (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

*10.18
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.19
Office Lease, dated August 12, 1999, between CoStar Realty Information, Inc. and Newlands Building Ventures, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999).

10.20
Office Sublease, dated June 14, 2002, between CoStar Realty Information, Inc., CoStar Group, Inc. and Gateway, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002).

10.21
Exercise of option to extend lease term and sublease amendment, dated February 22, 2007 between Gateway, Inc. and CoStar Realty Information, Inc. and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K for the year ended December 31, 2006).

10.22
Addendum No. 3 to Office Lease, dated as of May 12, 2004, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.23
Office Lease, dated as of February 23, 2005, between CoStar Realty Information, Inc. and Crestpointe III, LLC. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.24
Office Lease Agreement, dated March 16, 2007, between Corporate Place I Business Trust and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.25
Agreement for Lease among Nokia UK Limited, Focus Information Limited and CoStar Group, Inc., dated November 23, 2007 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

10.26
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

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As also discussed in Note 9 to the consolidated financial statements, under the heading Income Taxes, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/S/  Ernst & Young LLP

McLean, Virginia
February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s (“CoStar”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  CoStar’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of CoStar Group, Inc. and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/S/  Ernst & Young LLP

McLean, Virginia
February 19, 2009

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Revenues	$158,889	$192,805	$212,428
Cost of revenues	56,136	76,704	73,408
Gross margin	102,753	116,101	139,020

Operating expenses:
Selling and marketing	41,774	51,777	41,705
Software development	12,008	12,453	12,759
General and administrative	30,707	36,569	39,888
Gain on lease settlement, net	—	(7,613)	—
Purchase amortization	4,183	5,063	4,880
	88,672	98,249	99,232
Income from operations	14,081	17,852	39,788
Interest and other income, net	6,845	8,045	4,914
Income before income taxes	20,926	25,897	44,702
Income tax expense, net	8,516	9,946	20,079
Net income	$12,410	$15,951	$24,623

Net income per share — basic	$0.66	$0.84	$1.27
Net income per share — diluted	$0.65	$0.82	$1.26

Weighted average outstanding shares — basic	18,751	19,044	19,372
Weighted average outstanding shares — diluted	19,165	19,404	19,550

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$57,785	$159,982
Short-term investments	129,641	35,268
Accounts receivable, less allowance for doubtful accounts of approximately $2,959 and $3,213 as of December 31, 2007 and 2008, respectively	10,875	12,294
Deferred income taxes, net	2,716	2,036
Prepaid expenses and other current assets	4,661	2,903
Total current assets	205,678	212,483

Long-term investments	—	29,340
Deferred income taxes, net	2,233	3,392
Property and equipment, net	24,045	16,876
Goodwill	61,854	54,328
Intangibles and other assets, net	25,711	16,421
Deposits and other assets	2,322	1,544
Total assets	$321,843	$334,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,299	$1,636
Accrued wages and commissions	7,489	7,217
Accrued expenses	15,505	7,754
Income taxes payable	191	1,907
Deferred revenue	10,374	9,442
Deferred rent	1,379	1,180
Total current liabilities	38,237	29,136

Deferred income taxes, net	1,801	132
Income taxes payable	—	1,695

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 19,474 and 19,733 issued and outstanding as of December 31, 2007 and 2008, respectively	195	197
Additional paid-in capital	317,570	333,983
Accumulated other comprehensive income (loss)	5,626	(13,796)
Accumulated deficit	(41,586)	(16,963)
Total stockholders’ equity	281,805	303,421
Total liabilities and stockholders’ equity	$321,843	$334,384

See accompanying notes

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Additional		Accumulated Other		Total
	Comprehensive Income	Common Stock		Paid-In Capital	Unearned Compensation	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2005		18,674	$187	$295,920	$(2,712)	$1,348	$(69,947)	$224,796
Net income	12,410	—	—	—	—	—	12,410	12,410
Foreign currency translation adjustment	2,950	—	—	—	—	2,950	—	2,950
Net unrealized gain on short-term investments	222	—	—	—	—	222	—	222
Comprehensive income	$15,582
Exercise of stock options		270	3	6,566	—	—	—	6,569
Swaps of shares for exercise		(20)	(1)	(938)	—	—	—	(939)
Restricted stock grants		165	2	34	—	—	—	36
Restricted stock grants surrendered		(12)	—	(234)	—	—	—	(234)
Stock compensation expense, net of forfeitures		—	—	4,094	—	—	—	4,094
Employee Stock Purchase Plan (ESPP)		4	—	206	—	—	—	206
Impact upon adoption of SFAS 123R		—	—	(2,712)	2,712	—	—	—
Balance at December 31, 2006		19,081	191	302,936	—	4,520	(57,537)	250,110
FIN 48 Adjustment		—	—	26	—	—	—	26
Balance at January 1, 2007		19,081	191	302,962	—	4,520	(57,537)	250,136
Net income	15,951	—	—	—	—	—	15,951	15,951
Foreign currency translation adjustment	873	—	—	—	—	873	—	873
Net unrealized gain on short-term investments	233	—	—	—	—	233	—	233
Comprehensive income	$17,057
Exercise of stock options		289	3	8,127	—	—	—	8,130
Restricted stock grants		131	1	(1)	—	—	—	—
Restricted stock grants surrendered		(58)	—	(635)	—	—	—	(635)
Consideration for Propex		22	—	1,010	—	—	—	1,010
Stock compensation expense, net of forfeitures		—	—	5,440	—	—	—	5,440
ESPP		9	—	407	—	—	—	407
Excess tax benefit for exercised stock options		—	—	260	—	—	—	260
Balance at December 31, 2007		19,474	195	317,570	—	5,626	(41,586)	281,805
Net income	24,623	—	—	—	—	—	24,623	24,623
Foreign currency translation adjustment	(14,061)	—	—	—	—	(14,061)	—	(14,061)
Net unrealized loss on short-term investments	(5,361)	—	—	—	—	(5,361)	—	(5,361)
Comprehensive income	$5,201
Exercise of stock options		198	2	6,555	—	—	—	6,557
Restricted stock grants		102	1	—	—	—	—	1
Restricted stock grants surrendered		(49)	(1)	(695)	—	—	—	(696)
Stock compensation expense, net of forfeitures		—	—	4,907	—	—	—	4,907
ESPP		8	—	329	—	—	—	329
Excess tax benefit for exercised stock options		—	—	5,317	—	—	—	5,317
Balance at December 31, 2008		19,733	$197	$333,983	$—	$(13,796)	$(16,963)	$303,421

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities:
Net income	$12,410	$15,951	$24,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,734	7,778	8,360
Amortization	6,076	8,369	8,441
Deferred income tax expense, net	7,658	9,946	2,148
Provision for losses on accounts receivable	1,813	2,464	4,042
Excess tax benefit from stock options	—	—	(5,317)
Stock-based compensation expense	4,155	5,440	4,940
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,080)	(2,944)	(6,196)
Interest receivable	(164)	(67)	533
Prepaid expenses and other current assets	(1,205)	(755)	1,464
Deposits	(246)	(670)	652
Accounts payable and accrued expenses	688	6,721	(3,044)
Deferred revenue	748	(501)	262
Net cash provided by operating activities	32,587	51,732	40,908

Investing activities:
Purchases of short-term investments	(108,876)	(116,609)	(4,839)
Sales of short-term investments	95,393	107,286	63,949
Purchases of property and equipment and other assets	(12,959)	(14,271)	(3,656)
Acquisitions, net of cash acquired	(1,887)	(16,737)	(3,024)
Net cash (used in) provided by investing activities	(28,329)	(40,331)	52,430

Financing activities:
Excess tax benefit from stock options	—	—	5,317
Proceeds from transactions in stock based plans	5,582	8,161	6,158
Net cash provided by financing activities	5,582	8,161	11,475

Effect of foreign currency exchange rates on cash and cash equivalents	254	64	(2,616)
Net increase in cash and cash equivalents	10,094	19,626	102,197
Cash and cash equivalents at beginning of year	28,065	38,159	57,785
Cash and cash equivalents at end of year	$38,159	$57,785	$159,982

See accompanying notes

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information/marketing services to the commercial real estate and related business community and operates within two segments, U.S. and International. The Company’s information/marketing services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

 Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information/marketing services. Additionally, cost of revenues includes the cost of data from third party data sources, which is expensed as incurred, and the amortization of database technology.

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2006, 2007 and 2008.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2008 and 2007.

Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Year Ended December 31,
	2007	2008
Foreign currency translation adjustment	$5,540	$(8,521)
Accumulated net unrealized gain (loss) on investments, net of tax	86	(5,275)
Total accumulated other comprehensive income (loss)	$5,626	$(13,796)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense were approximately $4.0 million, $2.3 million and $2.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments., The statement generally requires that equity instruments issued in such transactions be accounted for using a fair-value based method and the fair value of such equity instruments be recognized as expense in the consolidated statements of operations.

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

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. There were no excess tax benefits as a result of adopting SFAS 123R for the year ended December 31, 2006, and no amounts were classified as an operating cash outflow or a financing cash inflow in the accompanying consolidated statement of cash flows.  Net cash proceeds from the exercise of stock options were approximately $6.6 million; $8.1 million and $6.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.  There were approximately $5.3 million of excess tax benefits realized from stock option exercises for the year ended December 31, 2008.

Stock-based compensation expense for stock options, restricted stock and the employee stock purchase plan included in the Company's results of operations for the years ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Cost of revenues	$317	$926	$547
Selling and marketing	1,263	1,118	400
Software development	202	340	423
General and administrative	2,373	3,056	3,570
Total	$4,155	$5,440	$4,940

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and U.S. Government Securities. As of December 31, 2007 and 2008, cash of $754,000 and $518,000, respectively, was held to support letters of credit for security deposits.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115“Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities.  Investments are carried at fair market value.

 Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and lack of dependence on individual customers mitigate the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, and accrued expenses approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts.  The Company regularly reviews the allowance by considering factors such as historical experience, the aging of the balances, and current economic conditions that may affect a customer’s ability to pay.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, have been amortized on a straight-line basis over their estimated useful lives in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets” (“APB 17”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit in accordance with the provisions of SFAS No. 142. The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit.  The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.    The impairment loss is measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment by reporting unit, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company’s operating segments, U.S. and International, are the reporting units tested for potential impairment under SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements —  (Continued)

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If the Company does not have experience with similar arrangements, FSP 142-3 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The adoption of FSP 142-3 will impact intangibles acquired after December 31, 2008, and its effect will depend on the specifics of the intangible acquired.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective as of November 17, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s results of operations or financial position.

3. ACQUISITIONS

On February 16, 2007, CoStar Limited, a wholly owned U.K. subsidiary of CoStar, acquired all of the outstanding capital stock of Property Investment Exchange Limited (“PropexTM”) for approximately $22.0 million, consisting of cash, deferred consideration and 21,526 shares of CoStar common stock. Propex provides web-based commercial property information and operates an electronic platform that facilitates the exchange of investment property in the U.K. Propex’s suite of electronic platforms and listing websites give users access to the U.K. commercial property investment and leasing markets.

On April 1, 2008, the Company acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months of the one-year anniversary of closing.

These acquisitions were accounted for using the purchase method of accounting. The purchase price of the Propex acquisition was primarily allocated to customer base, trade name, and goodwill. The purchase price of the First CLS, Inc. acquisition was primarily allocated to acquired customer base.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The Propex acquired trade name is amortized on a straight-line basis over three years. We recorded goodwill of approximately $15.0 million for the Propex acquisition and $1.1 million for the First CLS, Inc. acquisition.  Goodwill is not amortized, but is subject to annual impairment tests. The results of operations of Propex and First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for either acquisition.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115“Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities.  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2008 are as follows (in thousands):

Maturity	Fair Value
Due in:
2009	$5,226
2010-2013	26,881
2014-2018	917
2019 and thereafter	31,131
64,155
Securities with multiple maturities	453
Investments	$64,608

The realized gains on the Company’s investments for the years ended December 31, 2007 and 2008 was approximately $24,000 and $329,000, respectively.  The realized losses on the Company’s investments for the years ended December 31, 2007 and 2008 was approximately $232,000 and $489,000, respectively.

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

The unrealized losses on the Company’s investments as of December 31, 2007 and 2008 were generated primarily from increases in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2007 and 2008.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

The components of the investments in a loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2007		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Federal debt securities	$1,592	$(15)	$—	$—
Corporate debt securities	13,886	(49)	22,136	(1,494)
	$15,478	$(64)	$22,136	$(1,494)

The components of the investments in a loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2007		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$29,340	$(3,710)
Federal debt securities	531	(1)	19	(1)
Corporate debt securities	21,234	(148)	6,976	(366)
	$21,765	$(149)	$36,335	$(4,077)

The gross unrealized gains as of December 31, 2007 and 2008 were approximately $330,000 and $128,000, respectively.

5. FAIR VALUE

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$29,297	$—	$—	$29,297
Money market funds	130,685	—	—	130,685
Corporate debt securities	—	35,132	—	35,132
Government-sponsored enterprise obligations	—	136	—	136
Auction rate securities	—	—	29,340	29,340
Total	$159,982	$35,268	$29,340	$224,590

The Company’s Level 2 assets consist of corporate debt securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s corporate debt securities are valued using matrix pricing, which is an acceptable practical expedient under SFAS 157 for inputs.

The Company’s Level 3 assets consist of variable rate debt instruments with an auction-reset feature, Auction Rate Securities (“ARS”), whose underlying assets are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.

The following table presents the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs as defined in SFAS 157, as of December 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	$29,340

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.  Typically, the carrying value of ARS approximates fair value due to frequent resetting of the interest rates.

As of December 31, 2008, the Company held ARS with $33.1 million par value, all of which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2008.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods, and default risk.  Based on this assessment of fair value, as of December 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2008

Leasehold improvements	$8,357	$7,808
Furniture, office equipment and research vehicles	19,874	19,305
Computer hardware and software	27,735	27,938
	55,966	55,051
Accumulated depreciation and amortization	(31,921)	(38,175)
Property and equipment, net	$24,045	$16,876

7. GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2006	$30,428	$16,069	$46,497
Acquisitions	—	14,806	14,806
Effect of foreign currency translation	—	551	551
Goodwill, December 31, 2007	30,428	31,426	61,854
Acquisitions	1,119	—	1,119
Effect of foreign currency translation	—	(8,645)	(8,645)
Goodwill, December 31, 2008	$31,547	$22,781	$54,328

The Company recorded goodwill of approximately $15.0 million for the Propex acquisition in February 2007.  The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008. The decrease in goodwill in 2008 is related to foreign currency fluctuations.

During the fourth quarters of 2007 and 2008, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2007	2008

Building photography	$10,799	$11,011	5
Accumulated amortization	(6,708)	(7,711)
Building photography, net	4,091	3,300

Acquired database technology	21,390	20,711	4
Accumulated amortization	(20,573)	(20,361)
Acquired database technology, net	817	350

Acquired customer base	50,891	48,198	10
Accumulated amortization	(34,374)	(37,192)
Acquired customer base, net	16,517	11,006

Acquired trade names and other	9,089	7,744	6
Accumulated amortization	(4,803)	(5,979)
Acquired trade names and other, net	4,286	1,765

Intangibles and other assets, net	$25,711	$16,421

Amortization expense for intangibles and other assets was approximately $6.1 million for the year ended December 31, 2006 and $8.4 million for the years ended December 31, 2007 and 2008, respectively.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2008 for future periods is expected to be approximately $5.4 million, $2.4 million, $1.9 million, $1.1 million and $1.0 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current:
Federal	$414	$574	$18,289
State	220	821	3,842
Total current	634	1,395	22,131
Deferred:
Federal	7,497	9,716	(408)
State	1,077	72	(52)
Foreign	(692)	(1,237)	(1,592)
Total deferred	7,882	8,551	(2,052)
Total provision for income taxes	$8,516	$9,946	$20,079

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2007	2008

Deferred tax assets:
Reserve for bad debts	$799	$928
Accrued compensation	1,286	2,144
Stock compensation	1,603	2,115
Net operating losses	3,177	3,077
Restructuring reserve	45	—
Alternative minimum tax credits	1,393	—
Capital loss carryovers	—	345
Unrealized loss on securities	—	2,088
Other liabilities	1,001	1,401
Total deferred tax assets	9,304	12,098

Deferred tax liabilities:
Prepaids	(739)	(522)
Depreciation	(427)	(626)
Identified intangibles associated with purchase accounting	(4,927)	(2,607)
Total deferred tax liabilities	(6,093)	(3,755)

Net deferred tax asset	3,211	8,343
Valuation allowance	(63)	(3,047)
Net deferred taxes	$3,148	$5,296

The net long-term deferred tax liability shown on the balance sheet includes deferred tax liabilities and assets related to the international operations of the Company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

For the years ended December 31, 2007 and 2008, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The Company’s change in valuation allowance was a decrease of approximately $274,000 for the year ended December 31, 2007 and an increase of approximately $3.0 million for the year ended December 31, 2008. The increase for the year ended December 31, 2008 is due to an increase in the valuation allowance required for the deferred tax assets for international loss carryforwards, capital loss carryforwards,  and unrealized losses on securities. The increase in the valuation allowance for the deferred tax asset for unrealized losses has been recorded as an adjustment to other comprehensive income. The valuation allowance for the year ended December 31, 2007 was primarily attributable to deferred tax assets for state net operating loss carryforwards.

For the year ended December 31, 2008, the Company had income of approximately $52.7 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $8.0 million subject to applicable international tax laws.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Expected federal income tax provision at statutory rate	$7,115	$8,805	$15,646
State income taxes, net of federal benefit	1,014	841	2,505
Foreign income taxes, net effect	119	156	497
Stock compensation	528	146	87
(Decrease) increase in valuation allowance	(267)	(274)	1,023
Other adjustments	7	272	321
Income tax expense, net	$8,516	$9,946	$20,079

The Company paid approximately $858,000, $1.1 million, and $13.4 million in income taxes for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $10.1 million, which do not expire.

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $217,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods, and $52,000 of accrued penalties and $47,000 of accrued interest. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of January 1, 2007	$217
Increase for current year tax positions	44
Increase for prior year tax positions	(6)
Expiration of the statute of limitation for assessment of taxes	(22)
Unrecognized tax benefit as of December 31, 2007	$233

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
9. INCOME TAXES — (CONTINUED)

Unrecognized tax benefit as of December 31, 2007	$233
Increase for current year tax positions	1,451
Increase for prior year tax positions	(9)
Expiration of the statute of limitation for assessment of taxes	(117)
Unrecognized tax benefit as of December 31, 2008	$1,558

Approximately $142,000 and $233,000 of the unrecognized tax benefit as of December 31, 2008, and 2007, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. During 2008, the Company recognized approximately $145,000 of interest and $9,000 of penalties, and had total accruals of approximately $173,000 for interest and $34,000 for penalties as of December 31, 2008. During 2007, the Company recognized approximately $36,000 of interest and $11,000 of penalties, and had total accruals of approximately $74,000 for interest and $57,000 for penalties as of December 31, 2007. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s federal and state income tax returns for tax years 2005 through 2007 remain open to examination. The Company’s U.K. income tax returns for tax years 2002 through 2007 remain open to examination.

10. GAIN ON LEASE SETTLEMENT, NET

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2006, 2007 and 2008 was approximately $7.0 million, $8.1 million and $8.0 million, respectively.

Future minimum lease payments as of December 31, 2008 are as follows (in thousands):

2009	$8,264
2010	5,652
2011	4,389
2012	3,221
2013	1,055
2014 and thereafter	1,015
$23,596

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.  SEGMENT REPORTING

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion, in 2007 the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information/marketing services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate more than 90% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Revenues
United States	$146,073	$170,298	$190,075
International	12,816	22,507	22,353
Total revenues	$158,889	$192,805	$212,428

EBITDA
United States	$26,205	$32,872	$58,813
International	(315)	1,127	(2,224)
Total EBITDA	$25,890	$33,999	$56,589

Reconciliation of EBITDA to net income
EBITDA	$25,890	$33,999	$56,589
Purchase amortization in cost of revenues	(1,205)	(2,170)	(2,284)
Purchase amortization in operating expenses	(4,183)	(5,063)	(4,880)
Depreciation and other amortization	(6,421)	(8,914)	(9,637)
Interest income, net	6,845	8,045	4,914
Income tax expense, net	(8,516)	(9,946)	(20,079)
Net income	$12,410	$15,951	$24,623

International EBITDA includes a corporate allocation of approximately $1.0 million, $2.6 million and $1.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Summarized information by segment consists of the following (in thousands):

	December 31,
	2007	2008
Property and equipment, net
United States	$18,162	$13,927
International	5,883	2,949
Total property and equipment, net	$24,045	$16,876

Goodwill
United States	$30,428	$31,547
International	31,426	22,781
Total goodwill	$61,854	$54,328

Assets
United States	$308,373	$353,084
International	72,659	43,474
Total segment assets	$381,032	$396,558

Reconciliation of segment assets to total assets
Total segment assets	$381,032	$396,558
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(40,846)	(43,831)
Total assets	$321,843	$334,384

Liabilities
United States	$21,581	$24,180
International	61,025	40,053
Total segment liabilities	$82,606	$64,233

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$82,606	$64,233
Intercompany payables	(42,568)	(33,270)
Total liabilities	$40,038	$30,963

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.  STOCKHOLDERS’ EQUITY

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

14.  NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net income	$12,410	$15,951	$24,623
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	18,751	19,044	19,372
Effect of dilutive securities:
Stock options and restricted stock	414	360	178
Denominator for diluted net income per share — weighted-average outstanding shares	19,165	19,404	19,550

Net income per share — basic	$0.66	$0.84	$1.27
Net income per share — diluted	$0.65	$0.82	$1.26

Stock options to purchase approximately 86,900, 80,400 and 250,200 shares were outstanding as of December 31, 2006, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS

 Stock Incentive Plans

In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”) prior to consummation of the Company’s initial public offering.  In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007.  All shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (excluding shares subject to outstanding awards) were rolled into the 2007 Plan and, as of that date, no shares of common stock were available under the 1998 Plan.  The 1998 Plan continues to govern unexercised and unexpired awards issued under the 1998 Plan prior to June 7, 2007.  The 1998 Plan provides for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 1998 Plan might be incentive or non-qualified. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period of the options and restricted stock grants is determined by the Board of Directors and is generally three to four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable.

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. The Company has reserved the following shares of common stock for issuance under the 2007 Plan: (a) 1,000,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007 that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date.  Approximately 1.1 million and 880,000 shares were available for future grant under the 2007 Plan as of December 31, 2007 and 2008, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS —  (CONTINUED)

 Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,473,897	$9.00 - $52.13	$29.76
Granted	96,900	$51.92	$51.92
Exercised	(269,755)	$9.00 - $45.18	$24.35
Canceled or expired	(26,565)	$18.28 - $45.18	$37.85
Outstanding at December 31, 2006	1,274,477	$9.00 - $52.13	$32.23
Granted	7,000	$48.25 - $54.12	$50.77
Exercised	(288,757)	$9.00 - $45.18	$28.16
Canceled or expired	(24,875)	$21.28 - $51.92	$44.82
Outstanding at December 31, 2007	967,845	$16.20 - $54.12	$33.25
Granted	93,900	$43.99 - $55.07	$45.76
Exercised	(198,434)	$17.77 - $45.18	$33.05
Canceled or expired	(47,725)	$39.00 - $52.13	$46.36
Outstanding at December 31, 2008	815,586	$16.20 - $55.07	$33.98	4.77	$3,692

Exercisable at December 31, 2006	929,324	$9.00 - $52.13	$28.93
Exercisable at December 31, 2007	826,782	$16.20 - $52.13	$31.07
Exercisable at December 31, 2008	701,975	$16.20 - $54.12	$31.84	4.10	$3,692

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2006, 2007 and 2008 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2006, 2007 and 2008, that had an exercise price less than the closing price on that date. Options to purchase 269,755, 288,757, and 198,434 shares were exercised for the years ended December 31, 2006, 2007, and 2008, respectively.  The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $7.4 million, $7.5 million and $3.4 million, respectively.

At December 31, 2008, there was $10.5 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 1.9 years.

The weighted-average grant date fair value of each option granted during the years ended December 2006, 2007 and 2008 was $33.45, $32.70 and $27.81, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS — (CONTINUED)

 Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2006	2007	2008

Dividend yield	0%	0%	0%
Expected volatility	61%	61%	59%
Risk-free interest rate	4.7%	4.7%	3.0%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$16.20 - $18.06	99,617	2.76	$17.94	99,617	$17.94
$18.12 - $22.87	102,828	3.44	$20.78	102,828	$20.78
$23.06 - $28.15	118,171	3.45	$27.04	118,171	$27.04
$29.00 - $30.75	95,275	3.19	$30.33	95,275	$30.33
$32.00 - $39.00	89,932	4.59	$38.75	89,932	$38.75
$39.53 - $43.99	135,938	6.91	$42.49	63,063	$40.79
$44.06 - $45.18	85,625	5.76	$44.83	85,625	$44.83
$46.81 - $51.92	70,200	7.64	$51.49	46,464	$51.48
$54.12 - $54.12	3,000	8.42	$54.12	1,000	$54.12
$55.07 - $55.07	15,000	9.67	$55.07	0	$0.00
$16.20 - $55.07	815,586	4.77	$33.98	701,975	$31.84

The following table presents unvested restricted stock awards activity for the year ended December 31, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2007	258,588	$48.55
Granted	102,177	$48.76
Vested	(54,009)	$46.49
Canceled	(33,403)	$47.86
Unvested restricted stock at December 31, 2008	273,353	$49.12

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS — (CONTINUED)

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees.  The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2006, 2007 and 2008, the Company matched 100% of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2006, 2007 and 2008 were approximately $2.0 million, $2.3 million and $2.6 million, respectively. The Company paid administrative expenses in connection with the 401(k) plan of approximately $25,000, $22,000 and $28,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2006, 2007 and 2008 were approximately $193,000, $281,000 and $265,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates.  There were 86,308 and 78,840 shares available for purchase under the plan as of December 31, 2007 and 2008, respectively and approximately 9,000 and 7,400 shares of the Company’s common stock were purchased during 2007 and 2008, respectively.