Form 10-Q
period 2009-03-31
COSTAR GROUP INC
filed 2009-05-08
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009, there were 19,874,371 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$51,370	$52,264
Cost of revenues	16,894	19,721
Gross margin	34,476	32,543

Operating expenses:
Selling and marketing	9,161	10,873
Software development	3,178	3,414
General and administrative	10,450	9,805
Purchase amortization	946	1,221
	23,735	25,313

Income from operations	10,741	7,230
Interest and other income, net	442	1,938

Income before income taxes	11,183	9,168
Income tax expense, net	5,077	4,126

Net income	$6,106	$5,042

Net income per share — basic	$0.31	$0.26
Net income per share — diluted	$0.31	$0.26

Weighted average outstanding shares — basic	19,468	19,217
Weighted average outstanding shares — diluted	19,562	19,369

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$170,624	$159,982
Short-term investments	33,508	35,268
Accounts receivable, less allowance for doubtful accounts of approximately $3,665 and $3,213 as of March 31, 2009 and December 31, 2008, respectively	14,236	12,294
Deferred income taxes, net	2,164	2,036
Prepaid expenses and other current assets	3,013	2,903
Total current assets	223,545	212,483

Long-term investments	29,340	29,340
Deferred income taxes, net	3,269	3,392
Property and equipment, net	15,801	16,876
Goodwill	53,911	54,328
Intangibles and other assets, net	14,646	16,421
Deposits and other assets	1,470	1,544
Total assets	$341,982	$334,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$1,636
Accrued wages and commissions	6,412	7,217
Accrued expenses and deferred rent	9,858	8,934
Deferred revenue	9,760	9,442
Income taxes payable	963	1,907
Total current liabilities	28,969	29,136

Deferred income taxes, net	103	132
Income taxes payable	1,745	1,695

Total stockholders’ equity	311,165	303,421

Total liabilities and stockholders’ equity	$341,982	$334,384

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$6,106	$5,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,936	2,163
Amortization	1,740	2,119
Stock-based compensation expense	1,587	1,243
Deferred income tax expense, net	34	1,195
Provision for losses on accounts receivable	1,502	946
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,484)	(1,777)
Prepaid expenses and other current assets	(96)	1,282
Deposits	42	828
Accounts payable and accrued expenses	(431)	(5,319)
Deferred revenue	385	360
Net cash provided by operating activities	9,321	8,082

Investing activities:
Purchases of investments	—	(1,490)
Sales of investments	2,629	31,172
Purchases of property and equipment and other assets	(1,037)	(1,189)
Net cash provided by investing activities	1,592	28,493

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(215)	(133)
Proceeds from exercise of stock options	81	545
Net cash (used in) provided by financing activities	(134)	412

Effect of foreign currency exchange rates on cash and cash equivalents	(137)	(66)
Net increase in cash and cash equivalents	10,642	36,921
Cash and cash equivalents at the beginning of period	159,982	57,785
Cash and cash equivalents at the end of period	$170,624	$94,706

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information/marketing services to the commercial real estate and related business community and operates within two operating segments, U.S. and International. The Company’s information/marketing services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the Company’s current presentation.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2009 and 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Net income	$6,106	$5,042
Foreign currency translation adjustment	(684)	(64)
Net unrealized gain (loss) on investments, net of tax	869	(1,570)
Total comprehensive income	$6,291	$3,408

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Foreign currency translation adjustment	$(9,205)	$(8,521)
Accumulated net unrealized loss on investments, net of tax	(4,406)	(5,275)
Total accumulated other comprehensive loss	$(13,611)	$(13,796)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Numerator:
Net income	$6,106	$5,042
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,468	19,217
Effect of dilutive securities:
Stock options and restricted stock	94	152
Denominator for diluted net income per share — weighted-average outstanding shares	19,562	19,369

Net income per share — basic	$0.31	$0.26
Net income per share — diluted	$0.31	$0.26

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

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three months ended March 31, 2009 and 2008, was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cost of revenues	$193	$162
Selling and marketing	258	180
Software development	150	124
General and administrative	986	777
Total stock-based compensation	$1,587	$1,243

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation – (Continued)

Options to purchase 1,500 and 15,113 shares were exercised during the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, except for the following:

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of FSP 141(R)-1 will change the accounting treatment and disclosure for certain specific items in a business combination, but the effect on the Company’s results of operations or financial position will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The provisions of FSP 157-4 are effective for the Company’s interim period ending June 30, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s result of operations or financial position, but may require additional disclosures in the Company’s interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The provisions of FSP 107-1 are effective for the Company’s interim period ending June 30, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s results of operations or financial position, but may require additional disclosures in the interim financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

  In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 applies to debt securities. FSP 115-2 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. The provisions of FSP 115-2 are effective for the Company’s interim period ending June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP 115-2 may have on the Company’s financial statements.

3.	ACQUISITION

On April 1, 2008, the Company acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months after the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$74,969	$—	$—	$74,969
Money market funds	95,655	—	—	95,655
Corporate debt securities	—	33,399	—	33,399
Government-sponsored enterprise obligations	—	109	—	109
Auction rate securities	—	—	29,340	29,340
Total cash, cash equivalents and investments	$170,624	$33,508	$29,340	$233,472

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

The following table presents the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs as defined in SFAS 157, as of March 31, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized loss included in other comprehensive income	—
Net settlements	—
Balance at March 31, 2009 (unaudited)	$29,340

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of March 31, 2009, the Company held ARS with $33.1 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of March 31, 2009, the Company determined there was a total decline in the fair value of its ARS investments of approximately $3.7 million compared to its par value.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2007	$30,428	$31,426	$61,854
Acquisitions	1,119	—	1,119
Effect of foreign currency translation	—	(8,645)	(8,645)
Goodwill, December 31, 2008	31,547	22,781	54,328
Effect of foreign currency translation	—	(417)	(417)
Goodwill, March 31, 2009 (unaudited)	$31,547	$22,364	$53,911

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2009	December 31, 2008	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$11,103	$11,011	5
Accumulated amortization	(8,010)	(7,711)
Building photography, net	3,093	3,300

Acquired database technology	20,678	20,711	4
Accumulated amortization	(20,413)	(20,361)
Acquired database technology, net	265	350

Acquired customer base	47,971	48,198	10
Accumulated amortization	(38,029)	(37,192)
Acquired customer base, net	9,942	11,006

Acquired trade names and other	7,679	7,744	6
Accumulated amortization	(6,333)	(5,979)
Acquired trade names and other, net	1,346	1,765

Intangibles and other assets, net	$14,646	$16,421

7.	INCOME TAXES

The income tax provision for the three months ended March 31, 2009 and 2008 reflects an effective tax rate of approximately 45%.

8.	COMMITMENTS AND CONTINGENCIES

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

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion, in 2007 the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate more than 90% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Revenues
United States	$47,132	$46,403
International	4,238	5,861
Total revenues	$51,370	$52,264

EBITDA
United States	$14,586	$12,570
International	(169)	(1,058)
Total EBITDA	$14,417	$11,512

Reconciliation of EBITDA to net income
EBITDA	$14,417	$11,512
Purchase amortization in cost of revenues	(479)	(583)
Purchase amortization in operating expenses	(946)	(1,221)
Depreciation and other amortization	(2,251)	(2,478)
Interest income, net	442	1,938
Income tax expense, net	(5,077)	(4,126)
Net income	$6,106	$5,042

International EBITDA includes a corporate allocation of approximately $100,000 and $325,000 for the three months ended March 31, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Property and equipment, net
United States	$13,166	$13,927
International	2,635	2,949
Total property and equipment, net	$15,801	$16,876

Goodwill
United States	$31,547	$31,547
International	22,364	22,781
Total goodwill	$53,911	$54,328

Assets
United States	$362,581	$353,084
International	42,188	43,474
Total operating segment assets	$404,769	$396,558

Reconciliation of operating segment assets to total assets
Total operating segment assets	$404,769	$396,558
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(44,444)	(43,831)
Total assets	$341,982	$334,384

Liabilities
United States	$23,973	$24,180
International	40,114	40,053
Total operating segment liabilities	$64,087	$64,233

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$64,087	$64,233
Intercompany payables	(33,270)	(33,270)
Total liabilities	$30,817	$30,963

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2. for additional factors relating to such statements, and see “Risk Factors” in Item 1A. of Part II of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

The following discussion should be read in conjunction with our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information/marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information/marketing services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information/marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, analytic information, data integration, and industry news. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

In January 2005, we acquired National Research Bureau, a Connecticut-based leading provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. The First CLS, Inc. acquisition is discussed later in this section under the heading “Recent Acquisition.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S., and began expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006. In early 2005, in conjunction with the acquisition of National Research Bureau, we launched a major effort to expand our coverage of retail real estate information. The retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, we have grown our research operations and plan to continue to grow our research operations slightly in 2009 in order to continue to meet customer expectations.

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

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations. We believe that our recent U.S. and international expansion and integration efforts have created a platform for continued earnings growth. In fact, our results for 2008 reflected growth in earnings as a result of these investments in our business.

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends.  We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our shareholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. Currency volatility may continue, which may impact (either positively or negatively) our reported financial results and consolidated trends and comparisons.

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

Current general economic conditions in the U.S. and the world are negatively affecting business operations for our clients and are resulting in more business consolidations and, in certain circumstances, failures. As a result of these economic conditions, we continue to see increased levels of customer cancellations, reductions of services and failures to pay amounts due to us.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services or cancel all services.  We compete against many other commercial real estate information and marketing service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful.  Because of these uncertainties in the current economic environment, we may not be able to accurately forecast our revenue.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings in 2009.

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statements of operations. We plan to continue the use of alternative stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income.

Our subscription-based information/marketing services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 90% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information/marketing services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2009, our contract renewal rate was approximately 87%. For the twelve months ended March 31, 2008, our contract renewal rate was over 90%. As discussed above, our contract renewal rate may continue to decline if continuing negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Net income	$6,106	$5,042
Purchase amortization in cost of revenues	479	583
Purchase amortization in operating expenses	946	1,221
Depreciation and other amortization	2,251	2,478
Interest income, net	(442)	(1,938)
Income tax expense, net	5,077	4,126
EBITDA	$14,417	$11,512

Cash flows provided by (used in)
Operating activities	$9,321	$8,082
Investing activities	1,592	28,493
Financing activities	(134)	412

Comparison of Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

Revenues. Revenues decreased to $51.4 million in the first quarter of 2009 from $52.3 million in the first quarter of 2008. Approximately $1.6 million of the decrease in revenue is due to decreased revenue from our International operations as a result of a decrease in foreign currency exchange rates. The decrease was partially offset by an increase in U.S. revenue of approximately $700,000. The increase in U.S. revenue is attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 90% of our total revenues.

     Gross Margin. Gross margin increased to $34.5 million in the first quarter of 2009 from $32.5 million in the first quarter of 2008. The gross margin percentage increased to 67.1% in the first quarter of 2009 from 62.3% in the first quarter of 2008. The increase in gross margin amount and percentage was principally due to a decrease in the cost of revenues. Cost of revenues decreased to $16.9 million for the first quarter of 2009 from $19.7 million for the first quarter of 2008. The decrease in the cost of revenues was principally due to our reduction of approximately $1.2 million in research personnel costs, a decrease of approximately $1.1 million due to a decrease in foreign currency exchange rates, and a decrease of approximately $200,000 in data costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $9.2 million in the first quarter of 2009 from $10.9 million in the first quarter of 2008, and decreased as a percentage of revenues to 17.8% in the first quarter of 2009 from 20.8% in the first quarter of 2008. The decrease in the amount of selling and marketing expenses was primarily due to a decrease in personnel expense of approximately $1.3 million and a decrease of approximately $400,000 due to a decrease in foreign currency exchange rates.

Software Development Expenses. Software development expenses remained relatively consistent at $3.2 million in the first quarter of 2009 compared to $3.4 million in the first quarter of 2008, and remained relatively consistent as a percentage of revenues at 6.2% in the first quarter of 2009 compared to 6.5% in the first quarter of 2008.

General and Administrative Expenses. General and administrative expenses increased to $10.5 million in the first quarter of 2009 from $9.8 million in the first quarter of 2008, and increased as a percentage of revenues to 20.3% in the first quarter of 2009 compared to 18.8% in the first quarter of 2008. The increase in the amount of general and administrative expenses was primarily due to increased bad debt expense of approximately $500,000 and increased legal fees of approximately $400,000.

Purchase Amortization. Purchase amortization remained relatively consistent at $0.9 million in the first quarter of 2009 compared to $1.2 million in the first quarter of 2008, and was slightly lower as a percentage of revenues at 1.8% in the first quarter of 2009 compared to 2.3% in the first quarter of 2008.

Interest and Other Income, net. Interest and other income, net decreased to $442,000 in the first quarter of 2009 from $1.9 million in the first quarter of 2008.  Although, cash and cash equivalents, short-term and long-term investments were higher in the first quarter of 2009 than in the first quarter of 2008, our interest and other income decreased due to lower average interest rates in the first quarter of 2009 compared to the first quarter of 2008.

Income Tax Expense, net.  Income tax expense, net increased to $5.1 million in the first quarter of 2009 from $4.1 million in the first quarter of 2008. This increase was due to higher income before income taxes as a result of our growth in profitability.

Comparison of Business Segment Results for Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.  Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization.  Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $47.1 million in the first quarter of 2009 from $46.4 million in the first quarter of 2008.  This increase in U.S. revenue was due to further penetration of our U.S. subscription-based information/marketing services and the successful cross-selling of our services to our customers in existing markets, combined with a continued high renewal rate. FOCUS is our primary service offering in our International operating segment. International revenues decreased $1.7 million to $4.2 million in the first quarter of 2009 from $5.9 million in the first quarter of 2008 due primarily to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA increased to $14.6 million in the first quarter of 2009 from $12.6 million in the first quarter of 2008. The increase in U.S. EBITDA was due to increased revenue and lower personnel costs, partially offset by an increase in bad debt expense and legal fees. International EBITDA increased to a loss of $169,000 in the first quarter of 2009 from a loss of $1.1 million in the first quarter of 2008. This decreased loss was primarily due to lower personnel costs for the first quarter of 2009 compared to the first quarter of 2008.  Additionally, the first quarter of 2009 had a lower corporate allocation than the first quarter of 2008. International EBITDA includes a corporate allocation of approximately $100,000 and $325,000 for the three months ended March 31, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisition

On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months after the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $204.1 million at March 31, 2009 from $195.3 million at December 31, 2008.  The increase in cash, cash equivalents and short-term investments for the three months ended March 31, 2009 was primarily due to net cash provided by operating activities of approximately $9.3 million partially offset by purchases of property and equipment and other assets of approximately $1.0 million.

Net cash provided by operating activities for the three months ended March 31, 2009 was $9.3 million compared to $8.1 million for the three months ended March 31, 2008. This $1.2 million increase was primarily due to decreased payments for accounts payable and accrued expenses of approximately $4.9 million, partially offset by approximately $1.7 million in decreased cash receipts on accounts receivable due to increased balances and declining economic conditions and a decrease of approximately $1.4 million due to changes in prepaid expenses. The decreased payments for accounts payable and accrued expenses were $4.9 million lower for the three months ended March 31, 2009 primarily due to the one-time payment of $2.9 million of deferred consideration for the Propex acquisition that was paid in the three months ended March 31, 2008 and that did not occur in the three months ended March 31, 2009.

Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2009, compared to $28.5 million for the three months ended March 31, 2008. This $26.9 million decrease in net cash provided by investing activities was primarily due to the decision in 2008 to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $29.7 million in the three months ended March 31, 2008 compared to a net sale of investments of approximately $2.6 million in the three months ended March 31, 2009.

Net cash used in financing activities was $134,000 for the three months ended March 31, 2009, compared to $412,000 of net cash provided by financing activities for the three months ended March 31, 2008.  The change is due to decreased proceeds from exercise of stock options and increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the three months ended March 31, 2009, we incurred capital expenditures of approximately $1.0 million.   We expect to make captal expenditures in 2009 of approximately $4.0 to $7.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  In April 2008, we paid $3.0 million in initial cash consideration and made a commitment for deferred consideration payable within approximately six months after the one-year anniversary of closing for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information.

As of December 31, 2008, we had utilized all of our U.S. net operating loss carryforwards for federal income tax purposes.  As a result, we expect our cash payments for taxes to be approximately $20.0 million in 2009.

As of March 31, 2009, we had $33.1 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of FSP 141(R)-1 will change the accounting treatment and disclosure for certain specific items in a business combination, but the effect on our results of operations or financial position will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The provisions of FSP 157-4 are effective for our interim period ending June 30, 2009. The adoption of FSP 157-4 is not expected to have a material impact on our results of operations or financial position, but may require additional disclosures in our interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. (“FSP 107-1”) FSP 107-1 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The provisions of FSP 107-1 are effective for our interim period ending June 30, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our results of operations or financial position, but may require additional disclosures in the interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 applies to debt securities. FSP 115-2 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. The provisions of FSP 115-2 are effective for our interim period ending June 30, 2009. We are currently evaluating the effect that the provisions of FSP 115-2 may have on our financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2009 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, net income per share, diluted net income per share, weighted-average outstanding shares, taxable income, future taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our short-term and long-term investments, interest income, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, “Legal Proceedings” and “Risk Factors”.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; commercial real estate market conditions; changes or consolidations within the commercial real estate industry; customer retention; competition; foreign currency fluctuations; our ability to identify, acquire and integrate acquisition candidates; our ability to recruit and hire qualified and effective sales management and employees; development of our sales force; employee retention; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information/marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the United Kingdom and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of March 31, 2009, accumulated other comprehensive income (loss) included a loss from foreign currency translation adjustments of approximately $9.2 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2009.  As of March 31, 2009, we had $204.1 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in student loan ARS, most of which are AAA rated.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of March 31, 2009, auctions for $33.1 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of March 31, 2009, we determined that there was a decline in the fair value of our ARS investments of approximately $3.7 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive income (loss) in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

We have approximately $68.6 million in intangible assets as of March 31, 2009. As of March 31, 2009, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2009	510	(1)	$30.98	—	—
February 1 through February 28, 2009	5,820	(1)	$26.74	—	—
March 1 through March 31, 2009	1,687	(1)	$25.66	—	—
Total	8,017	(1)	$26.78	—	—

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ended June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: May 7, 2009	By:	/S/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)