Form 10-Q
period 2009-06-30
COSTAR GROUP INC
filed 2009-07-31
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 24, 2009, there were 20,313,173 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$50,064	$53,478	$101,434	$105,742
Cost of revenues	16,744	18,341	33,638	38,062
Gross margin	33,320	35,137	67,796	67,680

Operating expenses:
Selling and marketing	9,751	12,121	18,912	22,994
Software development	3,065	3,141	6,243	6,555
General and administrative	11,571	10,099	22,021	19,904
Purchase amortization	742	1,266	1,688	2,487
	25,129	26,627	48,864	51,940

Income from operations	8,191	8,510	18,932	15,740
Interest and other income, net	322	1,243	764	3,181

Income before income taxes	8,513	9,753	19,696	18,921
Income tax expense, net	3,897	4,318	8,974	8,444

Net income	$4,616	$5,435	$10,722	$10,477

Net income per share — basic	$0.24	$0.28	$0.55	$0.54
Net income per share — diluted	$0.24	$0.28	$0.55	$0.54

Weighted average outstanding shares — basic	19,479	19,311	19,481	19,280
Weighted average outstanding shares — diluted	19,638	19,508	19,599	19,470

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$183,361	$159,982
Short-term investments	30,282	35,268
Accounts receivable, less allowance for doubtful accounts of approximately $2,963 and $3,213 as of June 30, 2009 and December 31, 2008, respectively	12,106	12,294
Deferred income taxes, net	2,546	2,036
Prepaid expenses and other current assets	3,152	2,903
Total current assets	231,447	212,483

Long-term investments	30,110	29,340
Deferred income taxes, net	3,187	3,392
Property and equipment, net	15,274	16,876
Goodwill	57,394	54,328
Intangibles and other assets, net	14,898	16,421
Deposits and other assets	1,598	1,544
Total assets	$353,908	$334,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,806	$1,636
Accrued wages and commissions	6,140	7,217
Accrued expenses and deferred rent	10,432	8,934
Deferred revenue	9,075	9,442
Income taxes payable	—	1,907
Total current liabilities	27,453	29,136

Deferred income taxes, net	63	132
Income taxes payable	1,703	1,695
Total liabilities	29,219	30,963

Total stockholders’ equity	324,689	303,421

Total liabilities and stockholders’ equity	$353,908	$334,384

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$10,722	$10,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,823	4,303
Amortization	3,311	4,313
Leasehold write-off	527	—
Stock-based compensation expense	3,126	2,429
Deferred income tax expense, net	(374)	(2,704)
Provision for losses on accounts receivable	2,799	1,962
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,369)	(3,602)
Prepaid expenses and other current assets	(121)	1,937
Deposits and other assets	(47)	715
Accounts payable and accrued expenses	(1,668)	(4,840)
Deferred revenue .	(852)	846
Net cash provided by operating activities	18,877	15,836

Investing activities:
Purchases of investments	—	(4,133)
Sales of investments	6,735	35,786
Purchases of property and equipment and other assets	(3,082)	(2,422)
Acquisition, net of cash acquired	—	(3,024)
Net cash provided by investing activities	3,653	26,207

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(355)	—
Proceeds from exercise of stock options	286	2,771
Net cash (used in) provided by financing activities	(69)	2,771

Effect of foreign currency exchange rates on cash and cash equivalents	918	(99)
Net increase in cash and cash equivalents	23,379	44,715
Cash and cash equivalents at the beginning of period	159,982	57,785
Cash and cash equivalents at the end of period	$183,361	$102,500

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2009 and 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Net income	$4,616	$5,435	$10,722	$10,477
Foreign currency translation adjustment	5,653	(11)	4,969	(75)
Net unrealized gain (loss) on investments, net of tax	1,651	(653)	2,520	(2,223)
Total comprehensive income	$11,920	$4,771	$18,211	$8,179

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Foreign currency translation adjustment	$(3,552)	$(8,521)
Accumulated net unrealized loss on investments, net of tax	(2,755)	(5,275)
Total accumulated other comprehensive loss	$(6,307)	$(13,796)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2009	2008	2009	2008
	(unaudited)
Net income	$4,616	$5,435	$10,722	$10,477
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,479	19,311	19,481	19,280
Effect of dilutive securities:
Stock options and restricted stock	159	197	118	190
Denominator for diluted net income per share — weighted-average outstanding shares	19,638	19,508	19,599	19,470

Net income per share — basic	$0.24	$0.28	$0.55	$0.54
Net income per share — diluted	$0.24	$0.28	$0.55	$0.54

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement generally requires that equity instruments issued in such transactions be accounted for using a fair value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and six months ended June 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)
Cost of revenues	$118	$121	$311	$283
Selling and marketing	347	205	605	385
Software development	174	111	324	235
General and administrative	900	749	1,886	1,526
Total stock-based compensation	$1,539	$1,186	$3,126	$2,429

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Options to purchase 4,711 and 94,671 shares were exercised during the three months ended June 30, 2009 and 2008, respectively.  Options to purchase 6,211 and 109,784 shares were exercised during the six months ended June 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, except for the following:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007), “Business Combinations”. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of FSP 141(R)-1 will change the accounting treatment and disclosure for certain specific items in a business combination, but the effect on the Company’s results of operations or financial position will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The provisions of FSP 157-4 are effective for the Company’s interim period ending June 30, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s result of operations or financial position, but did require additional disclosures in the Company’s interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The provisions of FSP 107-1 are effective for the Company’s interim period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s interim financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In April 2009, the FASB issued FASB Staff Position Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 applies to debt securities. FSP 115-2 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. The provisions of FSP 115-2 are effective for the Company’s interim period ending June 30, 2009. The adoption of FSP 115-2 required additional disclosures in the Company’s interim financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for all interim and annual reporting periods ending after June 15, 2009. This standard has not and is not expected to result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purchase entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. The statement enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses conforming changes to Interpretation 46(R) as a result of the issuance of SFAS 166, as well as constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS 167 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature (“auction rate securities” or “ARS”).  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of June 30, 2009 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2009 — June 30, 2010	$2,417
July 1, 2010 — June 30, 2014	27,345
July 1, 2014 — June 30, 2019	128
After June 30, 2019	30,502
Available-for-sale investments
  $ 60,392

The realized gains on the Company’s investments for the three months ended June 30, 2009 and 2008 were approximately $3,400 and $2,400, respectively. The realized gains on the Company’s investments for the six months ended June 30, 2009 and 2008 were approximately $3,600 and $5,600, respectively. The realized losses on the Company’s investments for the three months ended June 30, 2009 and 2008 were approximately $1,200 and $37,500, respectively. The realized losses on the Company’s investments for the six months ended June 30, 2009 and 2008 were approximately $2,000 and $54,700, respectively.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income in stockholders’ equity until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend and interest income are recognized when earned.

As of June 30, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$20,776	$—	$(114)	$20,662
Corporate debt obligations	8,765	336	—	9,101
Residential mortgage-backed securities	426	—	(12)	414
Government-sponsored enterprise obligations	108	—	(3)	105
Auction rate securities	33,025	—	(2,915)	30,110
Available-for-sale investments	$63,100	$336	$(3,044)	$60,392

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of June 30, 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	June 30,		December 31,
	2009		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$20,662	$(114)	$19,151	$(1,323)
Corporate debt securities	—	—	2,558	(156)
Residential mortgage-backed securities	414	(12)	427	(15)
Government-sponsored enterprise obligations	105	(3)	—	—
Auction rate securities	30,110	(2,915)	—	—
	$51,291	$(3,044)	$22,136	$(1,494)

The Company had no investments in an unrealized loss position for less than twelve months as of June 30, 2009.

	June 30,		December 31,
	2009		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$—	$—	$3,022	$(84)
Corporate debt securities	—	—	3,807	(268)
Residential mortgage-backed securities	—	—	36	(1)
Government-sponsored enterprise obligations	—	—	130	(14)
Auction rate securities	—	—	29,340	(3,710)
	$—	$—	$36,335	$(4,077)

The gross unrealized gains on the Company’s investments as of June 30, 2009 and December 31, 2008 were approximately $336,000 and $128,000, respectively.

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$115,412	$—	$—	$115,412
Money market funds	67,949	—	—	67,949
Collateralized debt obligations	—	20,662	—	20,662
Corporate debt securities	—	9,101	—	9,101
Residential mortgage-backed securities	—	414	—	414
Government-sponsored enterprise obligations	—	105	—	105
Auction rate securities	—	—	30,110	30,110
Total cash, cash equivalents and investments	$183,361	$30,282	$30,110	$243,753

The Company’s Level 2 assets consist of collateralized debt obligations, corporate debt securities, residential mortgage-backed securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s Level 2 assets are valued using matrix pricing, which is an acceptable practical expedient under SFAS 157 for inputs.

The Company’s Level 3 assets consist of ARS whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized gain (loss) included in other comprehensive income	—
Net settlements	—
Balance at March 31, 2009 (unaudited)	$29,340
Unrealized gain included in other comprehensive income	795
Net settlements	(25)
Balance at June 30, 2009 (unaudited)	$30,110

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of June 30, 2009, the Company held ARS with $33.0 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2009.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of June 30, 2009, the Company determined there was a total decline in the fair value of its ARS investments of approximately $2.9 million compared to its par value.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2007	$30,428	$31,426	$61,854
Acquisition	1,119	—	1,119
Effect of foreign currency translation	—	(8,645)	(8,645)
Goodwill, December 31, 2008	31,547	22,781	54,328
Effect of foreign currency translation	—	3,211	3,211
Purchase accounting adjustment	(145)	—	(145)
Goodwill, June 30, 2009 (unaudited)	$31,402	$25,992	$57,394

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008, which was decreased by $145,000 in 2009, upon completion of purchase accounting.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2009	December 31, 2008	Weighted- Average Amortization Period (in years)
	(unaudited)

Building photography	$11,460	$11,011	5
Accumulated amortization	(8,480)	(7,711)
Building photography, net	2,980	3,300

Acquired database technology	20,963	20,711	4
Accumulated amortization	(20,749)	(20,361)
Acquired database technology, net	214	350

Acquired customer base	50,086	48,198	10
Accumulated amortization	(39,756)	(37,192)
Acquired customer base, net	10,330	11,006

Acquired trade names and other	8,559	7,744	6
Accumulated amortization	(7,185)	(5,979)
Acquired trade names and other, net	1,374	1,765

Intangibles and other assets, net	$14,898	$16,421

8.	INCOME TAXES

The income tax provision for the six months ended June 30, 2009 and 2008 reflects an effective tax rate of approximately 46% and 45%, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its results of operations or financial position.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING

Due to the increased size, complexity, and funding requirements associated with the Company’s international expansion, in 2007 the Company began to manage the business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate more than 95% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)
Revenues
United States	$45,651	$47,459	$92,783	$93,862
International	4,413	6,019	8,651	11,880
Total revenues	$50,064	$53,478	$101,434	$105,742

EBITDA
United States	$11,970	$13,762	$26,556	$26,332
International	(321)	(918)	(490)	(1,976)
Total EBITDA	$11,649	$12,844	$26,066	$24,356

Reconciliation of EBITDA to net income
EBITDA	$11,649	$12,844	$26,066	$24,356
Purchase amortization in cost of revenues	(503)	(604)	(982)	(1,187)
Purchase amortization in operating expenses	(742)	(1,266)	(1,688)	(2,487)
Depreciation and other amortization	(2,213)	(2,464)	(4,464)	(4,942)
Interest income, net	322	1,243	764	3,181
Income tax expense, net	(3,897)	(4,318)	(8,974)	(8,444)
Net income	$4,616	$5,435	$10,722	$10,477

International EBITDA includes a corporate allocation of approximately $81,000 and $285,000 for the three months ended June 30, 2009 and 2008, respectively, and $181,000 and $610,000 for the six months ended June 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Property and equipment, net
United States	$13,099	$13,927
International	2,175	2,949
Total property and equipment, net	$15,274	$16,876

Goodwill
United States	$31,402	$31,547
International	25,992	22,781
Total goodwill	$57,394	$54,328

Assets
United States	$369,886	$353,084
International	46,913	43,474
Total operating segment assets	$416,799	$396,558

Reconciliation of operating segment assets to total assets
Total operating segment assets	$416,799	$396,558
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(44,548)	(43,831)
Total assets	$353,908	$334,384

Liabilities
United States	$21,890	$24,180
International	46,087	40,053
Total operating segment liabilities	$67,977	$64,233

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$67,977	$64,233
Intercompany payables	(38,758)	(33,270)
Total liabilities	$29,219	$30,963

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

11.	RELATED PARTY TRANSACTIONS

In April 2009, the Company entered into an engagement with ghSMART & Company, Inc. (“ghSMART”), a management consulting firm, to evaluate the Company’s sales force senior management and provide guidance with respect to hiring and recruiting best practices for the Company’s sales force. Randy Street, a Partner of ghSMART is the brother-in-law of the Company’s Chief Executive Officer. Mr. Street will act as the senior client manager on this project. He has a less than 0.5 percent equity stake in ghSMART. Mr. Street will be paid 25 percent of the amounts paid by the Company pursuant to the engagement. Pursuant to the engagement, the Company has currently agreed to pay ghSMART $202,000. The Audit Committee reviewed and approved the engagement with ghSMART prior to commencement of the engagement. The Company may enter into additional engagements with ghSMART in the future.

12.	SUBSEQUENT EVENTS

On July 17, 2009, the Company acquired 100 percent of the issued and outstanding equity securities of Property and Portfolio Research, Inc. (“PPR”), a provider of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. The Company acquired PPR from DMG Information, Inc. pursuant to a Stock Purchase Agreement in exchange for approximately $22.0 million payable in common stock of the Company in the aggregate amount of 578,223 shares (based on the average daily quoted closing price of the Company’s common stock on the Nasdaq National Stock Market for the thirty trading days prior to the closing date, ending on the trading day immediately preceding the closing date), subject to a possible downward purchase price adjustment. Seventy-five percent of the purchase price (433,667 shares) was paid on July 17, 2009, and twenty-five percent (144,556 shares) is payable on September 28, 2009, subject to a post-closing purchase price adjustment and any indemnification claims made prior to such date. The purchase price will be principally allocated to various working capital accounts, developed technology, customer base, trademarks and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests. Subsequent events have been evaluated through the date these financial statements were issued.

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

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. Most recently, in July 2009, we acquired Massachusetts-based Property and Portfolio Research, Inc. (“PPR”), a provider of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned subsidiary Property and Portfolio Research Ltd. The First CLS, Inc. and PPR acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S. and began expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006. In early 2005, in conjunction with the acquisition of National Research Bureau, we launched a major effort to expand our coverage of retail real estate information. The retail component of our flagship product, CoStar Property Professional, was unveiled in May 2006 at the International Council of Shopping Centers’ convention in Las Vegas.

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

During the second half of 2009, as a part of our strategy to provide subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use CoStar’s database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online. Further, in July 2009, we acquired PPR and its wholly owned subsidiary, providers of global real estate investment analysis and market forecasting.

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

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations. We believe that our recent U.S. and international expansion and integration efforts have created a platform for long-term earnings growth.

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

We expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com, and in July 2009, we expanded subscribers’ analytic capabilities to use our online database to conduct in-depth analysis and generate reports on sales and leasing activity. In addition, in July 2009, as described above, we acquired PPR in a stock-for-stock transaction. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2009 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

Current general economic conditions in the U.S. and the world are negatively affecting business operations for our clients and are resulting in more business consolidations and, in certain circumstances, failures. As a result of these economic conditions, we continue to see increased levels of customer cancellations, reductions of services and failures to pay amounts due to us.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many other commercial real estate information and marketing service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful.  Because of these uncertainties in the current economic environment, we may not be able to accurately forecast our revenue or earnings.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings in 2009.

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

Our subscription-based information/marketing services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Our contracts for our subscription-based information/marketing services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2009, our contract renewal rate was approximately 86%. For the twelve months ended June 30, 2008, our contract renewal rate was over 90%. As discussed above, our contract renewal rate may continue to decline if continuing negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators.  We consider our operating segments, U.S. and International, as our reporting units under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” for consideration of potential impairment of goodwill.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$4,616	$5,435	$10,722	$10,477
Purchase amortization in cost of revenues	503	604	982	1,187
Purchase amortization in operating expenses	742	1,266	1,688	2,487
Depreciation and other amortization	2,213	2,464	4,464	4,942
Interest income, net	(322)	(1,243)	(764)	(3,181)
Income tax expense, net	3,897	4,318	8,974	8,444
EBITDA	$11,649	$12,844	$26,066	$24,356

Cash flows provided by (used in)
Operating activities	$9,556	$7,754	$18,877	$15,836
Investing activities	2,061	(2,286)	3,653	26,207
Financing activities	65	2,359	(69)	2,771

Comparison of Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

Revenues. Revenues decreased to $50.1 million in the second quarter of 2009 from $53.5 million in the second quarter of 2008. Revenues from our International operations decreased $1.6 million primarily due to a $1.3 million decrease due to foreign currency fluctuations. Additionally, U.S. revenues declined by approximately $1.8 million due to decreased sales resulting from a difficult commercial real estate and economic environment. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 95% of our total revenues.

Gross Margin. Gross margin decreased to $33.3 million in the second quarter of 2009 from $35.1 million in the second quarter of 2008. The decrease in gross margin amount is primarily due to a $3.4 million decrease in revenue resulting from a difficult commercial real estate and economic environment and the effect of foreign currency fluctuations. The gross margin percentage increased to 66.6% in the second quarter of 2009 from 65.7% in the second quarter of 2008. The increase in gross margin percentage was principally due to a decrease in the cost of revenues. Cost of revenues decreased to $16.7 million for the second quarter of 2009 from $18.3 million for the second quarter of 2008. The decrease in the cost of revenues was principally due to a reduction of approximately $700,000 in research personnel costs and a decrease of approximately $800,000 due to foreign currency fluctuations.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $9.8 million in the second quarter of 2009 from $12.1 million in the second quarter of 2008, and decreased as a percentage of revenues to 19.5% in the second quarter of 2009 from 22.7% in the second quarter of 2008. The decrease in the amount of selling and marketing expenses was primarily due to a decrease in personnel expense of approximately $1.0 million, a decrease of approximately $800,000 in marketing expense, and a decrease of approximately $400,000 due to foreign currency fluctuations.

Software Development Expenses. Software development expenses remained relatively consistent at $3.1 million in the second quarter of 2009 and in the second quarter of 2008, and rose slightly as a percentage of revenues to 6.1% in the second quarter of 2009 compared to 5.9% in the second quarter of 2008.

General and Administrative Expenses. General and administrative expenses increased to $11.6 million in the second quarter of 2009 from $10.1 million in the second quarter of 2008, and increased as a percentage of revenues to 23.1% in the second quarter of 2009 compared to 18.9% in the second quarter of 2008. The increase in the amount and percentage of general and administrative expenses was primarily due to an increase in legal fees of approximately $1.2 million and an increase in bad debt expense of approximately $300,000.

Purchase Amortization. Purchase amortization decreased to approximately $700,000 in the second quarter of 2009 compared to $1.3 million in the second quarter of 2008, and was lower as a percentage of revenues at 1.5% in the second quarter of 2009 compared to 2.4% in the second quarter of 2008. The decrease in purchase amortization expense is due to the completion of amortization of certain identifiable intangible assets in 2009.

Interest and Other Income, net. Interest and other income, net decreased to approximately $300,000 in the second quarter of 2009 from $1.2 million in the second quarter of 2008.  Although cash and cash equivalents, short-term and long-term investments were higher in the second quarter of 2009 than in the second quarter of 2008, our interest and other income, net decreased due to lower average interest rates in the second quarter of 2009 compared to the second quarter of 2008.

Income Tax Expense, net.  Income tax expense, net decreased to $3.9 million in the second quarter of 2009 from $4.3 million in the second quarter of 2008. This decrease was due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues decreased to $45.7 million in the second quarter of 2009 from $47.5 million in the second quarter of 2008.  This decrease in U.S. revenue was due to decreased sales resulting from a difficult commercial real estate and economic environment. FOCUS is our primary service offering in our International operating segment. International revenues decreased $1.6 million to $4.4 million in the second quarter of 2009 from $6.0 million in the second quarter of 2008 due primarily to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA decreased to $12.0 million in the second quarter of 2009 from $13.8 million in the second quarter of 2008. The decrease in U.S. EBITDA was due to decreased revenue and increased legal fees, partially offset by a decrease in personnel expense and marketing expense. International EBITDA increased to a loss of approximately $300,000 in the second quarter of 2009 from a loss of approximately $900,000 in the second quarter of 2008. This decreased loss was primarily due to lower personnel costs for the second quarter of 2009 compared to the second quarter of 2008.  Additionally, the second quarter of 2009 had a lower corporate allocation than the second quarter of 2008. International EBITDA includes a corporate allocation of approximately $81,000 and $285,000 for the three months ended June 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

Revenues. Revenues decreased to $101.4 million for the six months ended June 30, 2009, from $105.7 million for the six months ended June 30, 2008. Revenues from our International operations decreased $3.2 million primarily due to a $2.9 million decrease due to foreign currency fluctuations. Additionally, U.S. revenues declined by approximately $1.1 million due to decreased sales resulting from a difficult commercial real estate and economic environment. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 95% of our total revenues.

Gross Margin. Gross margin remained relatively consistent at $67.8 million for the six months ended in June 30, 2009 and $67.7 million for the six months ended June 30, 2008. Gross margin percentage increased to 66.8% for the six months ended June 30, 2009, from 64.0% for the six months ended June 30, 2008. The increase in gross margin percentage was principally due to a reduction of $1.9 million in research personnel costs, a decrease of approximately $1.9 million due to foreign currency fluctuations and a decrease of approximately $500,000 in purchase amortization, mostly offset by a $4.3 million decrease in revenue for the six months ended June 30, 2009 over the six months ended June 30, 2008.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $18.9 million for the six months ended June 30, 2009, from $23.0 million for the six months ended June 30, 2008, and decreased as a percentage of revenues to 18.6% for the six months ended June 30, 2009, from 21.7% for the six months ended June 30, 2008. The decrease is primarily due to a $2.3 million decrease in personnel costs, primarily due to lower commission expense, approximately $800,000 decrease due to foreign currency fluctuations and approximately $600,000 decrease in marketing expense.

Software Development Expenses. Software development expenses decreased slightly to $6.2 million for the six months ended June 30, 2009, compared to $6.6 million for the six months ended June 30, 2008, and remained relatively consistent as a percentage of revenues at 6.2% for the six months ended June 30, 2009 and June 30, 2008, respectively.

General and Administrative Expenses. General and administrative expenses increased to $22.0 million for the six months ended June 30, 2009, from $19.9 million for the six months ended June 30, 2008, and increased as a percentage of revenues to 21.7% for the six months ended June 30, 2009, compared to 18.8% for the six months ended June 30, 2008. The increase in general and administrative expenses was principally a result of an increase of approximately $1.8 million in legal fees and approximately $1.0 million increase in bad debt expense, partially offset by a decrease of approximately $800,000 due to foreign currency fluctuations.

Purchase Amortization. Purchase amortization decreased to $1.7 million for the six months ended June 30, 2009, compared to $2.5 million for the six months ended June 30, 2008, and decreased as a percentage of revenues to 1.7% for the six months ended June 30, 2009, from 2.4% for the six months ended June 30, 2008. The decrease in purchase amortization expense is due to the completion of amortization for certain identifiable intangible assets in 2009.

Interest and Other Income, net. Interest and other income, net decreased to approximately $800,000 for the six months ended June 30, 2009, from $3.2 million for the six months ended June 30, 2008. Interest and other income, net decreased due to lower average interest rates in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Income Tax Expense, net.  Income tax expense, net increased to $9.0 million for the six months ended June 30, 2009, from $8.4 million for the six months ended June 30, 2008. This increase was due to higher income before income taxes and a slightly higher effective tax rate.

Comparison of Business Segment Results for Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

Segment Revenues. U.S. revenues decreased to $92.8 million from $93.9 million for the six months ended June 30, 2009 and 2008, respectively. This decrease in U.S. revenue was due to decreased sales resulting from a difficult commercial real estate and economic environment. International revenues decreased to $8.7 million from $11.9 million for the six months ended June 30, 2009 and 2008, respectively. This decrease in international revenue is principally due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA increased to $26.6 million from $26.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase in U.S. EBITDA was due to lower selling and marketing personnel costs, partially offset by an increase in legal fees and bad debt expense.  International EBITDA increased to a loss of $500,000 from a loss of $2.0 million for the six months ended June 30, 2009 and 2008, respectively. This decreased loss is primarily due to lower personnel expense, travel expense and data costs for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. International EBITDA includes a corporate allocation of approximately $181,000 and $610,000 for the six months ended June 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisitions

On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information, for $3.0 million in initial cash consideration and deferred consideration payable within approximately six months after the one-year anniversary of closing. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with ours since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

On July 17, 2009, we acquired 100 percent of the issued and outstanding equity securities of Property and Portfolio Research, Inc. (“PPR”), a provider of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. The Company acquired PPR from DMG Information, Inc. pursuant to a Stock Purchase Agreement in exchange for approximately $22.0 million payable in common stock of the Company in the aggregate amount of 578,223 shares (based on the average daily quoted closing price of the Company’s common stock on the Nasdaq National Stock Market for the thirty trading days prior to the closing date, ending on the trading day immediately preceding the closing date), subject to a possible downward purchase price adjustment. Seventy-five percent of the purchase price (433,667 shares) was paid on July 17, 2009, and twenty-five percent (144,556 shares) is payable on September 28, 2009, subject to a post-closing purchase price adjustment and any indemnification claims made prior to such date. The purchase price will be principally allocated to various working capital accounts, developed technology, customer base, trademarks and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests. Subsequent events have been evaluated through the date these financial statements were issued.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $213.6 million at June 30, 2009 from $195.3 million at December 31, 2008.  The increase in cash, cash equivalents and short-term investments for the six months ended June 30, 2009 was primarily due to net cash provided by operating activities of approximately $18.9 million.

Net cash provided by operating activities for the six months ended June 30, 2009 was $18.9 million compared to $15.8 million for the six months ended June 30, 2008. This $3.1 million increase was due to an increase of approximately $3.2 million from net income plus non-cash items, decreased payments for accounts payable and accrued expenses of approximately $3.2 million, $1.2 million in increased cash receipts on accounts receivable, partially offset by a decrease of approximately $2.1 million due to changes in prepaid expenses, decreased cash receipts for deferred revenue of $1.7 million, and more cash paid for deposits and other assets of approximately $800,000. The decreased payments for accounts payable and accrued expenses were $3.2 million lower for the six months ended June 30, 2009 primarily due to the one-time payment of $2.9 million of deferred consideration for the Propex acquisition that was paid in the six months ended June 30, 2008 and that did not occur in the six months ended June 30, 2009.

Net cash provided by investing activities was $3.7 million for the six months ended June 30, 2009, compared to $26.2 million for the six months ended June 30, 2008. This $22.5 million decrease in net cash provided by investing activities was primarily due to the decision in 2008 to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $31.7 million in the six months ended June 30, 2008 compared to a net sale of investments of approximately $6.7 million in the six months ended June 30, 2009.

Net cash used in financing activities was approximately $69,000 for the six months ended June 30, 2009, compared to $2.8 million of net cash provided by financing activities for the six months ended June 30, 2008.  The change is due to decreased proceeds from exercise of stock options and increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the six months ended June 30, 2009, we incurred capital expenditures of approximately $3.1 million.   We expect to make capital expenditures in 2009 of approximately $5.0 to $7.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  In April 2008, we paid $3.0 million in initial cash consideration and made a commitment for deferred consideration payable within approximately six months after the one-year anniversary of closing for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information. In July 2009, we issued 433,667 shares of common stock to DMG Information, Inc. as initial consideration for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary, and we made a commitment to issue an additional 144,556 shares of common stock to DMG Information, Inc. on September 28, 2009, as deferred purchase price, subject to a possible downward purchase price adjustment and indemnification claims made before that date.

As of December 31, 2008, we had utilized all of our U.S. net operating loss carryforwards for federal income tax purposes.  As a result, we expect our cash payments for taxes to be approximately $19.0 to $20.0 million in 2009.

As of June 30, 2009, we had $33.0 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007), “Business Combinations”. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of FSP 141(R)-1 will change the accounting treatment and disclosure for certain specific items in a business combination, but the effect on our results of operations or financial position will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The provisions of FSP 157-4 are effective for our interim period ending June 30, 2009. The adoption of FSP 157-4 did not have a material impact on our results of operations or financial position, but did require additional disclosures in our interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The provisions of FSP 107-1 are effective for our interim period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on our results of operations or financial position, but did require additional disclosures in our interim financial statements.

In April 2009, the FASB issued FASB Staff Position Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 applies to debt securities. FSP 115-2 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. The provisions of FSP 115-2 are effective for our interim period ending June 30, 2009. The adoption of FSP 115-2 required additional disclosures in our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for all interim and annual reporting periods ending after June 15, 2009. This standard has not and is not expected to result in significant changes in the subsequent events that we report, either through recognition or disclosure, in its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purchase entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. The statement enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact our results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses conforming changes to Interpretation 46(R) as a result of the issuance of SFAS 166, as well as constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS 167 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact our results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact our results of operations, financial position or related disclosures.

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

We provide information/marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of June 30, 2009, accumulated other comprehensive income (loss) included a loss from foreign currency translation adjustments of approximately $3.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2009.  As of June 30, 2009, we had $213.6 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in student loan ARS, most of which are AAA rated.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of June 30, 2009, auctions for $33.0 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of June 30, 2009, we determined that there was a decline in the fair value of our ARS investments of approximately $2.9 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive income (loss) in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 4 and 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

We have approximately $14.9 million in intangible assets as of June 30, 2009. As of June 30, 2009, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2009	2,762	(1)	$35.07	—	—
May 1 through May 31, 2009	1,113	(1)	$35.94	—	—
June 1 through June 30, 2009	—	(1)	—	—	—
Total	3,875	(1)	$35.32	—	—

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

The Annual Meeting of our stockholders was held on June 2, 2009. The following people were elected to our Board of Directors for a one-year term: Michael R. Klein, Andrew C. Florance, David Bonderman, Michael J. Glosserman, Warren H. Haber, Josiah O. Low, III, and Christopher J. Nassetta.

The vote was as follows:

Name	Votes For	Votes Withheld
Michael R. Klein	18,003,333	499,806
Andrew C. Florance	18,439,578	63,561
David Bonderman	18,006,193	496,946
Michael J. Glosserman	18,457,146	45,993
Warren H. Haber	18,259,325	243,814
Josiah O. Low, III	18,454,993	48,146
Christopher J. Nassetta	18,278,494	224,645

Further, the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified upon the following vote: for, 18,475,553 shares; against, 25,630 shares; and abstain, 1,956 shares.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998)

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

COSTAR GROUP, INC.
Date: July 30 , 2009	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)