Form 10-Q
period 2009-09-30
COSTAR GROUP INC
filed 2009-11-04
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 20,571,850 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$53,590	$53,757	$155,024	$159,499
Cost of revenues	19,149	17,613	52,787	55,675
Gross margin	34,441	36,144	102,237	103,824

Operating expenses:
Selling and marketing	11,630	10,336	30,542	33,330
Software development	3,454	3,122	9,697	9,677
General and administrative	11,564	10,170	33,585	30,074
Purchase amortization	842	1,236	2,530	3,723
	27,490	24,864	76,354	76,804

Income from operations	6,951	11,280	25,883	27,020
Interest and other income, net	263	951	1,027	4,132

Income before income taxes	7,214	12,231	26,910	31,152
Income tax expense, net	2,889	5,586	11,863	14,030

Net income	$4,325	$6,645	$15,047	$17,122

Net income per share — basic	$0.22	$0.34	$0.77	$0.89
Net income per share — diluted	$0.22	$0.34	$0.76	$0.88

Weighted average outstanding shares — basic	19,868	19,393	19,628	19,330
Weighted average outstanding shares — diluted	20,084	19,604	19,749	19,535

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$200,738	$159,982
Short-term investments	23,253	35,268
Accounts receivable, less allowance for doubtful accounts of approximately $3,218 and $3,213 as of September 30, 2009 and December 31, 2008, respectively	13,811	12,294
Deferred income taxes, net	2,757	2,036
Prepaid expenses and other current assets	4,051	2,903
Total current assets	244,610	212,483

Long-term investments	29,939	29,340
Deferred income taxes, net	6,554	3,392
Property and equipment, net	16,579	16,876
Goodwill	70,218	54,328
Intangibles and other assets, net	22,607	16,421
Deposits and other assets	1,828	1,544
Total assets	$392,335	$334,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,555	$1,636
Accrued wages and commissions	8,537	7,217
Accrued expenses and deferred rent	11,220	8,934
Deferred revenue	14,213	9,442
Income taxes payable	856	1,907
Total current liabilities	39,381	29,136

Deferred income taxes, net	—	132
Income taxes payable	1,707	1,695
Total liabilities	41,088	30,963

Total stockholders’ equity	351,247	303,421

Total liabilities and stockholders’ equity	$392,335	$334,384

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$15,047	$17,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,596	6,409
Amortization	5,146	6,460
Stock-based compensation expense	5,167	3,891
Leasehold write-off	587	¾
Deferred income tax expense, net	(1,785)	(287)
Provision for losses on accounts receivable	3,633	2,748
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,276)	(4,218)
Prepaid expenses and other current assets	(504)	427
Deposits and other assets	(253)	637
Accounts payable and other liabilities	2,497	(2,925)
Deferred revenue	(1,041)	117
Net cash provided by operating activities	31,814	30,381

Investing activities:
Purchases of investments	—	(1,917)
Sales of investments	14,051	53,841
Purchases of property and equipment and other assets	(5,835)	(3,232)
Acquisitions, net of cash acquired	(392)	(3,024)
Net cash provided by investing activities	7,824	45,668

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(501)	—
Proceeds from exercise of stock options	1,007	6,227
Net cash provided by financing activities	506	6,227

Effect of foreign currency exchange rates on cash and cash equivalents	612	(911)
Net increase in cash and cash equivalents	40,756	81,365
Cash and cash equivalents at the beginning of period	159,982	57,785
Cash and cash equivalents at the end of period	$200,738	$139,150

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information, marketing and analytic services to the commercial real estate and related business community and operates within two operating segments, U.S. and International. The Company’s information, marketing and analytic services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2009 and 2008.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Net income	$4,325	$6,645	$15,047	$17,122
Foreign currency translation adjustment	(1,402)	(4,584)	3,567	(4,659)
Net unrealized gain (loss) on investments, net of tax	115	(1,483)	2,635	(3,706)
Total comprehensive income	$3,038	$578	$21,249	$8,757

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Foreign currency translation adjustment	$(4,954)	$(8,521)
Accumulated net unrealized loss on investments, net of tax	(2,640)	(5,275)
Total accumulated other comprehensive loss	$(7,594)	$(13,796)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2009	2008	2009	2008
	(unaudited)
Net income	$4,325	$6,645	$15,047	$17,122
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,868	19,393	19,628	19,330
Effect of dilutive securities:
Stock options and restricted stock	216	211	121	205
Denominator for diluted net income per share — weighted-average outstanding shares	20,084	19,604	19,749	19,535

Net income per share — basic	$0.22	$0.34	$0.77	$0.89
Net income per share — diluted	$0.22	$0.34	$0.76	$0.88

Employee stock options with exercise prices greater than the average market price of the Company’s common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Employee stock options	373	81	501	88

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments. The statement generally requires that equity instruments issued in such transactions be accounted for using a fair value based method and the fair value of such equity instruments be recognized as expenses in the consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock included in the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Cost of revenues	$282	$135	$593	$418
Selling and marketing	426	209	1,031	594
Software development	140	72	464	307
General and administrative	1,193	1,046	3,079	2,572
Total stock-based compensation	$2,041	$1,462	$5,167	$3,891

Options to purchase 22,407 and 88,650 shares were exercised during the three months ended September 30, 2009 and 2008, respectively.  Options to purchase 28,618 and 198,434 shares were exercised during the nine months ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, except for the following:

In April 2009, the FASB issued an accounting standard codified in ASC 805, “Business Combinations” (“ASC 805”). ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. ASC 805 requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  ASC 805 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. ASC 805 was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of ASC 805 will change the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  In the third quarter of 2009, the Company expensed acquisition and deal-related costs associated primarily with the acquisition of Property and Portfolio Research, Inc. (“PPR”).

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In April 2009, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. ASC 820 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The Company adopted the provisions of ASC 820 for the interim period ending June 30, 2009. The adoption of ASC 820 did not have a material impact on the Company’s result of operations or financial position, but did require additional disclosures in the Company’s interim financial statements.

In April 2009, the FASB issued an accounting standard codified in ASC 825, “Financial Instruments” (“ASC 825”). ASC 825 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The Company adopted the provisions of ASC 825 for the interim period ending June 30, 2009. The adoption of ASC 825 did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s interim financial statements.

In April 2009, the FASB issued an accounting standard codified in ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  ASC 320 applies to debt securities. ASC 320 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. We adopted the provisions of ASC 320 for the interim period ending June 30, 2009. The adoption of ASC 320 did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s interim financial statements.

In May 2009, the FASB issued an accounting standard codified in ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for all interim and annual reporting periods ending after June 15, 2009. This standard has not and is not expected to result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).   This guidance has not yet been incorporated into the FASB Accounting Standards Codification.  SFAS 166 eliminates the concept of a qualifying special-purchase entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. The statement enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  This guidance has not yet been incorporated into the FASB Accounting Standards Codification. SFAS 167 addresses conforming changes to Interpretation 46(R) as a result of the issuance of SFAS 166, as well as constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS 167 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In June 2009, the FASB issued an accounting standard codified in ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard did not materially impact the Company’s results of operations or financial position, but did require changes to the disclosures in the Company’s interim financial statements.

In July 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) – Measuring Liabilities at Fair Value” (“ASC Update 2009-05”).  This standard is intended to improve the consistency with which companies apply fair value measurements guidance to liabilities.  ASC Update 2009-05 is effective for the interim and annual periods beginning after September 30, 2009.  This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

3.	ACQUISITIONS

On April 1, 2008, the Company acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration of $1.7 million paid during the third quarter of 2009.  The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

On July 17, 2009, the Company acquired all of the issued and outstanding equity securities of PPR, and its wholly owned subsidiary Property and Portfolio Research Ltd., providers of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. The Company acquired PPR from DMG Information, Inc. (“DMGI”) pursuant to a Stock Purchase Agreement in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, 433,667 shares were issued to DMGI, and the remaining 139,332 shares were issued to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments. The purchase accounting is preliminary and is subject to change upon completion of the purchase accounting. The purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.  The results of operations of PPR have been consolidated with those of the Company since the date of the acquisition and are not considered material to the consolidated financial statements of the Company. Accordingly, pro forma financial information has not been presented for the acquisition.

4.	INVESTMENTS

The Company accounts for investments in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature (“auction rate securities” or “ARS”).  Investments are carried at fair market value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of September 30, 2009 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2009 — September 30, 2010	$2,446
October 1, 2010 — September 30, 2014	20,306
October 1, 2014 — September 30, 2019	116
After September 30, 2019	30,324
Available-for-sale investments	$53,192

The realized gains on the Company’s investments for the three months ended September 30, 2009 and 2008 were approximately $0 and $124,000, respectively. The realized gains on the Company’s investments for the nine months ended September 30, 2009 and 2008 were approximately $4,000 and $129,000 respectively. The realized losses on the Company’s investments for the three months ended September 30, 2009 and 2008 were approximately $2,000 and $332,000, respectively. The realized losses on the Company’s investments for the nine months ended September 30, 2009 and 2008 were approximately $4,000 and $387,000, respectively.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) in stockholders’ equity until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend and interest income are recognized when earned.

As of September 30, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$14,585	$1	$(25)	$14,561
Corporate debt obligations	7,812	378	—	8,190
Residential mortgage-backed securities	404	—	(4)	400
Government-sponsored enterprise obligations	103	—	(1)	102
Auction rate securities	32,925	—	(2,986)	29,939
Available-for-sale investments	$55,829	$379	$(3,016)	$53,192

The unrealized losses on the Company’s investments as of September 30, 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.  See Footnote 5 for details on the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	September 30,		December 31,
	2009		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$10,448	$(25)	$19,151	$(1,323)
Corporate debt securities	—	—	2,558	(156)
Residential mortgage-backed securities	400	(4)	427	(15)
Government-sponsored enterprise obligations	102	(1)	—	—
Auction rate securities	29,939	(2,986)	—	—
	$40,889	$(3,016)	$22,136	$(1,494)

The components of the Company’s investments in an unrealized loss position for less than twelve months consist of the following (in thousands):

	September 30,		December 31,
	2009		2008
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$—	$—	$3,022	$(84)
Corporate debt securities	—	—	3,807	(268)
Residential mortgage-backed securities	—	—	36	(1)
Government-sponsored enterprise obligations	—	—	130	(14)
Auction rate securities	—	—	29,340	(3,710)
	$—	$—	$36,335	$(4,077)

The gross unrealized gains on the Company’s investments as of September 30, 2009 and December 31, 2008 were approximately $379,000 and $128,000, respectively.

5.	FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$125,282	$—	$—	$125,282
Money market funds	75,456	—	—	75,456
Collateralized debt obligations	—	14,561	—	14,561
Corporate debt securities	—	8,190	—	8,190
Residential mortgage-backed securities	—	400	—	400
Government-sponsored enterprise obligations	—	102	—	102
Auction rate securities	—	—	29,939	29,939
Total cash, cash equivalents and investments	$200,738	$23,253	$29,939	$253,930

The Company’s Level 2 assets consist of collateralized debt obligations, corporate debt securities, residential mortgage-backed securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s Level 2 assets are valued using matrix pricing, which is an acceptable practical expedient under ASC 820 for inputs.

The Company’s Level 3 assets consist of ARS whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Balance at beginning of period	$30,110	$29,340
Unrealized gain (loss) included in other comprehensive income (loss)	(71)	724
Net settlements	(100)	(125)
Balance at September 30, 2009 (unaudited)	$29,939	$29,939

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive income	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized gain (loss) included in other comprehensive income	—
Net settlements	—
Balance at March 31, 2009 (unaudited)	$29,340
Unrealized gain included in other comprehensive income	795
Net settlements	(25)
Balance at June 30, 2009 (unaudited)	$30,110
Unrealized loss included in other comprehensive income	(71)
Net settlements	(100)
Balance at September 30, 2009 (unaudited)	$29,939

ARS are variable rate debt instruments with interest rates that are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of September 30, 2009, the Company held ARS with $32.9 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2009.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of September 30, 2009, the Company determined there was a total decline in the fair value of its ARS investments of approximately $3.0 million compared to its par value.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in other comprehensive income (loss) in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in other comprehensive income or an other-than-temporary impairment charge to earnings on these investments.  See Footnote 9 related to the ARS arbitration.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and lack of dependence on individual customers mitigate the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, and accrued expenses, approximates fair value.

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2007	$30,428	$31,426	$61,854
Acquisition	1,119	—	1,119
Effect of foreign currency translation	—	(8,645)	(8,645)
Goodwill, December 31, 2008	31,547	22,781	54,328
Acquisitions	13,764	—	13,764
Effect of foreign currency translation	—	2,271	2,271
Purchase accounting adjustment	(145)	—	(145)
Goodwill, September 30, 2009 (unaudited)	$45,166	$25,052	$70,218

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008, which was decreased by $145,000 in 2009, upon completion of purchase accounting.  Approximately $1.7 million in additional goodwill was recorded in connection with the First CLS, Inc. acquisition as a result of the payment of deferred consideration of $1.7 million in August 2009.  Additionally, the Company recorded goodwill of approximately $12.1 million in connection with the PPR acquisition in July 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2009	December 31, 2008	Weighted-Average Amortization Period (in years)
	(unaudited)

Building photography	$11,415	$11,011	5
Accumulated amortization	(8,773)	(7,711)
Building photography, net	2,642	3,300

Acquired database technology	24,589	20,711	4
Accumulated amortization	(20,868)	(20,361)
Acquired database technology, net	3,721	350

Acquired customer base	54,875	48,198	10
Accumulated amortization	(40,329)	(37,192)
Acquired customer base, net	14,546	11,006

Acquired trade names and other	9,222	7,744	7
Accumulated amortization	(7,524)	(5,979)
Acquired trade names and other, net	1,698	1,765

Intangibles and other assets, net	$22,607	$16,421

8.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2009 and 2008 reflects an effective tax rate of approximately 44% and 45%, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Company and its wholly owned subsidiary CoStar U.K. Limited are defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to obligations under an agreement to sublease certain office space from Nokia.  Nokia served its complaint upon the Company in September 2009, and the litigation is in its very early stages.  If there is a trial, it is not expected to occur until the second half of 2010. The Company believes that Nokia’s claim is without merit and intends to defend itself vigorously.  Since the outcome of these legal proceedings is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of auction rate securities for the Company’s account.  An arbitration hearing has been set for the week of December 7, 2009.  Since the outcome of this legal proceeding is uncertain at this time, the Company cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

In November 2007, LoopNet, Inc. (“LoopNet”) filed a complaint in California State court against the Company and its wholly owned subsidiary CoStar Realty Information, Inc. (“CoStar Realty”) related to the Company’s use of information appearing on the public areas of LoopNet’s website.  The Company and CoStar Realty filed seven cross claims against LoopNet related to LoopNet’s breach of a prior settlement agreement between the parties and LoopNet’s misuse of the Company’s website.  Discovery related to this litigation is ongoing and trial is scheduled for January 2010.  The Company believes LoopNet’s claims are without merit and intends to defend itself vigorously. Since the outcome of these legal proceedings is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of the Company’s current litigation, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation.  In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome and accordingly, the Company has not recognized any liability in the consolidated financial statements for unfavorable results, if any. Legal defense costs are expensed as incurred.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Revenues
United States	$48,807	$48,026	$141,590	$141,888
International
External customers	4,783	5,731	13,434	17,611
Intersegment revenue	308	—	308	—
Total international revenue	5,091	5,731	13,742	17,611
Intersegment eliminations	(308)	—	(308)	—
Total revenues	$53,590	$53,757	$155,024	$159,499

EBITDA
United States	$10,646	$15,852	$37,202	$42,184
International	(87)	(319)	(577)	(2,295)
Total EBITDA	$10,559	$15,533	$36,625	$39,889

Reconciliation of EBITDA to net income
EBITDA	$10,559	$15,533	$36,625	$39,889
Purchase amortization in cost of revenues	(659)	(585)	(1,641)	(1,772)
Purchase amortization in operating expenses	(842)	(1,236)	(2,530)	(3,723)
Depreciation and other amortization	(2,107)	(2,432)	(6,571)	(7,374)
Interest income, net	263	951	1,027	4,132
Income tax expense, net	(2,889)	(5,586)	(11,863)	(14,030)
Net income	$4,325	$6,645	$15,047	$17,122

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at cost plus an agreed margin, which the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.

International EBITDA includes a corporate allocation of approximately $153,000 and $277,000 for the three months ended September 30, 2009 and 2008, respectively, and $334,000 and $887,000 for the nine months ended September 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Property and equipment, net
United States	$13,490	$13,927
International	3,089	2,949
Total property and equipment, net	$16,579	$16,876

Goodwill
United States	$45,166	$31,547
International	25,052	22,781
Total goodwill	$70,218	$54,328

Assets
United States	$410,589	$353,084
International	45,419	43,474
Total operating segment assets	$456,008	$396,558

Reconciliation of operating segment assets to total assets
Total operating segment assets	$456,008	$396,558
Investment in subsidiaries	(18,343)	(18,343)
Intercompany receivables	(45,330)	(43,831)
Total assets	$392,335	$334,384

Liabilities
United States	$33,759	$24,180
International	45,465	40,053
Total operating segment liabilities	$79,224	$64,233

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$79,224	$64,233
Intercompany payables	(38,136)	(33,270)
Total liabilities	$41,088	$30,963

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  — (CONTINUED)

11.	RELATED PARTY TRANSACTIONS

In April 2009, the Company entered into an engagement with ghSMART & Company, Inc. (“ghSMART”), a management consulting firm, to evaluate the Company’s sales force senior management and provide guidance with respect to hiring and recruiting best practices for the Company’s sales force. Randy Street, a Partner of ghSMART, is the brother-in-law of the Company’s Chief Executive Officer. Mr. Street has acted and will continue to act as the senior client manager on this project. He has a less than 0.5 percent equity stake in ghSMART. Mr. Street is paid 25 percent of the amounts paid by the Company pursuant to the engagement. Pursuant to the engagement, the Company paid ghSMART approximately $202,000 plus expenses. The Audit Committee reviewed and approved the engagement with ghSMART prior to commencement of the engagement.  In October 2009, the Audit Committee reviewed and approved phase II of the engagement for an additional amount of approximately $255,000 plus expenses. Mr. Street will act in the same capacity during phase II and receive the same percentage compensation for this portion of the engagement. The Company may enter into additional engagements with ghSMART in the future.

12.	SUBSEQUENT EVENTS

On October 19, 2009, CoStar Realty acquired all of the outstanding capital stock of Resolve Technology, Inc., a Delaware corporation (“Resolve Technology”), from its sole stockholder, Eric Forman, pursuant to a Stock Purchase Agreement for approximately $3.4 million in cash and 25,886 shares of CoStar restricted common stock, which shares are subject to a three-year lockup.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

The purchase price for Resolve Technology will be principally allocated to various working capital accounts, developed technology, customer base, trademarks, and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.

Subsequent events have been evaluated through November 4, 2009, the date these financial statements were issued.

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, analytic and market forecasting information, data integration, and industry news. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information and marketing services and developed new information, marketing and analytic services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software.  In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. Most recently, in July 2009, we acquired Massachusetts-based Property and Portfolio Research, Inc. (“PPR”), a provider of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based Resolve Technology, Inc. (“Resolve Technology”), a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. The First CLS, Inc., PPR and Resolve Technology acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

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

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, we have grown our research operations and plan to continue to grow our research operations slightly in 2009, in order to continue to meet customer expectations.

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

In connection with our acquisitions of Propex, Grecam and PPR’s wholly owned subsidiary Property and Portfolio Research Ltd., we intend to expand the coverage of our service offerings within the U.K. and to integrate our international operations more fully with those in the U.S.  We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations. We believe that our recent U.S. and international expansion and integration efforts have created a platform for long-term growth.

We expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com, and in July 2009, we expanded subscribers’ analytic capabilities to use our online database to conduct in-depth analysis and generate reports on sales and leasing activity. In addition, in July 2009, as described above, we acquired PPR in a stock-for-stock transaction, and in October 2009, we acquired Resolve Technology, which enabled us to provide our customers with additional tools for analyzing commercial real estate markets. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2009 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

Current general economic conditions in the U.S. and the world are negatively affecting business operations for our clients and are resulting in more business consolidations and, in certain circumstances, failures. As a result of these economic conditions, we continue to see customer cancellations, reductions of services and failures to pay amounts due to us, although at a slower pace than in previous quarters.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many other commercial real estate information, marketing and analytic service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown.  The extent and duration of any benefits resulting from any of the governmental or private sector initiatives designed to strengthen the economy are currently unknown and there can be no assurance that those initiatives will be successful in the future.  Because of these uncertainties in the current economic environment, we may not be able to accurately forecast our revenue or earnings.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings in 2009.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statements of operations. We plan to continue the use of stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended September 30, 2009 and 2008, our contract renewal rate was approximately 85% and 90%, respectively. As discussed above, our trailing twelve-month contract renewal rate may continue to decline if continuing negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators.  We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 350, “Intangibles – Goodwill and Other,” for consideration of potential impairment of goodwill.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statements of operations.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 21 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$4,325	$6,645	$15,047	$17,122
Purchase amortization in cost of revenues	659	585	1,641	1,772
Purchase amortization in operating expenses	842	1,236	2,530	3,723
Depreciation and other amortization	2,107	2,432	6,571	7,374
Interest income, net	(263)	(951)	(1,027)	(4,132)
Income tax expense, net	2,889	5,586	11,863	14,030
EBITDA	$10,559	$15,533	$36,625	$39,889

Cash flows provided by
Operating activities	$12,937	$14,545	$31,814	$30,381
Investing activities	4,171	19,461	7,824	45,668
Financing activities	575	3,456	506	6,227

Comparison of Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

Revenues. Revenues slightly decreased to $53.6 million in the third quarter of 2009 from $53.8 million in the third quarter of 2008. Revenues from our International operations decreased $1.0 million primarily due to a decrease due to foreign currency fluctuations. Additionally, U.S. revenues declined by approximately $3.0 million due to decreased sales resulting from a difficult commercial real estate and economic environment.  These decreases in revenue were mostly offset by additional revenues of approximately $3.8 million included as a result of our July 2009 acquisition of PPR. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 95% of our total revenues.

Gross Margin. Gross margin decreased to $34.4 million in the third quarter of 2009 from $36.1 million in the third quarter of 2008.  The gross margin percentage decreased to 64.3% in the third quarter of 2009 from 67.2% in the third quarter of 2008. The decrease in the amount and percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $19.1 million for the third quarter of 2009 from $17.6 million for the third quarter of 2008. The increase in the cost of revenues was principally due to additional cost of revenues incurred by PPR and included as a result of our July 2009 acquisition of PPR.

Selling and Marketing Expenses. Selling and marketing expenses increased to $11.6 million in the third quarter of 2009 from $10.3 million in the third quarter of 2008, and increased as a percentage of revenues to 21.7% in the third quarter of 2009 from 19.2% in the third quarter of 2008. The increase in the amount and percentage of selling and marketing expenses was primarily due to additional selling and marketing expenses of approximately $700,000 incurred by PPR and included as a result of our July 2009 acquisition of PPR.

Software Development Expenses. Software development expenses slightly increased to $3.5 million in the third quarter of 2009 from $3.1 million in the third quarter of 2008, and rose slightly as a percentage of revenues to 6.4% in the third quarter of 2009 compared to 5.8% in the third quarter of 2008.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses incurred by PPR and included as a result of our July 2009 acquisition of PPR.

General and Administrative Expenses. General and administrative expenses increased to $11.6 million in the third quarter of 2009 from $10.2 million in the third quarter of 2008, and increased as a percentage of revenues to 21.6% in the third quarter of 2009 compared to 18.9% in the third quarter of 2008. The increase in the amount and percentage of general and administrative expenses was primarily due to an increase in acquisition and deal-related costs of approximately $500,000, an increase in legal fees of approximately $450,000 and an increase of approximately $500,000 due to additional general and administrative expenses incurred by PPR and included as a result of our July 2009 acquisition of PPR.

Purchase Amortization. Purchase amortization decreased to approximately $842,000 in the third quarter of 2009 compared to $1.2 million in the third quarter of 2008, and was lower as a percentage of revenues at 1.6% in the third quarter of 2009 compared to 2.3% in the third quarter of 2008. The decrease in purchase amortization expense is due to the completion of amortization of certain identifiable intangible assets in 2009.

Interest and Other Income, net. Interest and other income, net decreased to approximately $263,000 in the third quarter of 2009 from $951,000 in the third quarter of 2008.  The decrease in interest and other income is due to lower average interest rates in the third quarter of 2009 compared to the third quarter of 2008.

Income Tax Expense, net.  Income tax expense, net decreased to $2.9 million in the third quarter of 2009 from $5.6 million in the third quarter of 2008. This decrease was due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $48.8 million in the third quarter of 2009 from $48.0 million in the third quarter of 2008.  This slight increase in U.S. revenue was due to additional revenues of approximately $3.8 million included as a result of our July 2009 acquisition of PPR, partially offset by a decrease of approximately $3.0 million in U.S. revenues. FOCUS is our primary service offering in our International operating segment. International revenues decreased approximately $1.0 million due to foreign currency fluctuations, partially offset by intersegment revenues of approximately $300,000 attributable to services performed by Property and Portfolio Research Ltd. for PPR.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. The decrease in U.S. EBITDA to $10.6 million from $15.9 million was due primarily to additional costs incurred by PPR, which we acquired in July of 2009 and increased legal fees. International EBITDA loss decreased to approximately ($87,000) in the third quarter of 2009 from a loss of ($319,000) in 2008.  This decreased loss was primarily due to lower personnel costs for the third quarter of 2009 compared to the third quarter of 2008.  Additionally, the third quarter of 2009 had a lower corporate allocation than the third quarter of 2008. International EBITDA includes a corporate allocation of approximately $153,000 and $277,000 for the three months ended September 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

Revenues. Revenues decreased to $155.0 million for the nine months ended September 30, 2009, from $159.5 million for the nine months ended September 30, 2008. Revenues from our International operations decreased $4.2 million primarily due to foreign currency fluctuations. Additionally, U.S. revenues slightly declined to $141.6 million for the nine months ended September 30, 2009 from $141.9 million for the nine months ended September 30, 2008.  The slight decrease was due to a decline of approximately $4.1 million due to decreased sales resulting from a difficult commercial real estate and economic environment mostly offset by additional revenues of approximately $3.8 million from our July 2009 acquisition of PPR. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 95% of our total revenues.

Gross Margin. Gross margin decreased to $102.2 million for the nine months ended in September 30, 2009, from $103.8 million for the nine months ended September 30, 2008. Gross margin percentage slightly increased to 65.9% for the nine months ended September 30, 2009, from 65.1% for the nine months ended September 30, 2008. The decrease in the gross margin amount was principally due to a $4.5 million decrease in revenue for the nine months ended September 30, 2009 over the nine months ended September 30, 2008, partially offset by a decrease in cost of revenues of approximately $2.9 million primarily due to foreign currency fluctuations.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $30.5 million for the nine months ended September 30, 2009, from $33.3 million for the nine months ended September 30, 2008, and decreased as a percentage of revenues to 19.7% for the nine months ended September 30, 2009, from 20.9% for the nine months ended September 30, 2008. The decrease is primarily due to a $1.4 million decrease in personnel costs and approximately $1.0 million decrease due to foreign currency fluctuations.

Software Development Expenses. Software development expenses remained constant at $9.7 million for the nine months ended September 30, 2009 and September 30, 2008, and increased as a percentage of revenues to 6.3% for the nine months ended September 30, 2009, from 6.1% for the nine months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses increased to $33.6 million for the nine months ended September 30, 2009, from $30.1 million for the nine months ended September 30, 2008, and increased as a percentage of revenues to 21.7% for the nine months ended September 30, 2009, compared to 18.9% for the nine months ended September 30, 2008. The increase in general and administrative expenses was principally a result of an increase of approximately $2.3 million in legal fees, an increase of approximately $1.0 million in bad debt expense, an increase of approximately $600,000 in personnel costs, and an increase of approximately $500,000 in acquisition and deal-related costs, partially offset by a decrease of approximately $1.0 million due to foreign currency fluctuations.

Purchase Amortization. Purchase amortization decreased to $2.5 million for the nine months ended September 30, 2009, compared to $3.7 million for the nine months ended September 30, 2008, and decreased as a percentage of revenues to 1.6% for the nine months ended September 30, 2009, from 2.3% for the nine months ended September 30, 2008. The decrease in purchase amortization expense is due to the completion of amortization for certain identifiable intangible assets in 2009.

Interest and Other Income, net. Interest and other income, net decreased to approximately $1.0 million for the nine months ended September 30, 2009, from $4.1 million for the nine months ended September 30, 2008. Interest and other income, net decreased due to lower average interest rates in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Income Tax Expense, net.  Income tax expense, net decreased to $11.9 million for the nine months ended September 30, 2009, from $14.0 million for the nine months ended September 30, 2008. This decrease was due to lower income before income taxes and a slightly lower effective tax rate.

Comparison of Business Segment Results for Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

Segment Revenues. U.S. revenues decreased to $141.6 million from $141.9 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease in U.S. revenue was due to decreased sales resulting from a difficult commercial real estate and economic environment. International revenues decreased to $13.7 million from $17.6 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease in international revenue is principally due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA decreased to $37.2 million from $42.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in U.S. EBITDA was primarily due to a $2.4 million increase in legal fees, $1.0 million increase in personnel expense and a $1.3 million increase in bad debt expense. International EBITDA loss decreased to approximately ($577,000) from a loss of ($2.3) million for the nine months ended September 30, 2009 and 2008, respectively. This decreased loss is primarily due to lower personnel expense, travel expense and data costs for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. International EBITDA includes a corporate allocation of approximately $334,000 and $887,000 for the nine months ended September 30, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisitions

On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information, for $3.0 million in initial cash consideration and deferred consideration of $1.7 million paid during the third quarter of 2009. The First CLS, Inc. acquisition was accounted for using the purchase method of accounting. The purchase price for the acquisition was primarily allocated to customer base. The acquired customer base, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The results of operations of First CLS, Inc. have been consolidated with ours since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

On July 17, 2009, we acquired all of the issued and outstanding equity securities of PPR, and its wholly owned subsidiary Property and Portfolio Research Ltd., providers of global real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. We acquired PPR from DMG Information, Inc. (“DMGI”) pursuant to a Stock Purchase Agreement in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, 433,667 shares were issued to DMGI, and the remaining 139,332 shares were issued to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments. The purchase price accounting is preliminary and is subject to change upon completion of the purchase accounting. The purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests. The results of operations of PPR have been consolidated with ours since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

On October 19, 2009, we acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, from its sole stockholder, Eric Forman, pursuant to a Stock Purchase Agreement for approximately $3.4 million in cash and 25,886 shares of CoStar restricted common stock, which shares are subject to a three-year lockup.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

The purchase price for Resolve Technology will be principally allocated to various working capital accounts, developed technology, customer base, trademarks, and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $224.0 million at September 30, 2009 from $195.3 million at December 31, 2008.  The increase in cash, cash equivalents and short-term investments for the nine months ended September 30, 2009 was primarily due to net cash provided by operating activities of approximately $31.8 million, partially offset by purchases of property and equipment and other assets of approximately $5.8 million.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $31.8 million compared to $30.4 million for the nine months ended September 30, 2008. This $1.4 million increase was due to decreased payments for accounts payable and other liabilities of approximately $5.4 million and $1.9 million in increased cash receipts on accounts receivable, partially offset by a decrease of approximately $2.9 million from net income plus non-cash items, a decrease of approximately $1.8 million due to changes in prepaid expenses and deposits, and decreased cash receipts for deferred revenue of $1.2 million.  Payments for accounts payable and other liabilities were $5.4 million lower for the nine months ended September 30, 2009 primarily due to the one-time payment of $2.9 million of deferred consideration for the Propex acquisition that was paid in the nine months ended September 30, 2008 and that did not occur in the nine months ended September 30, 2009.

Net cash provided by investing activities was $7.8 million for the nine months ended September 30, 2009, compared to $45.7 million for the nine months ended September 30, 2008. This $37.9 million decrease in net cash provided by investing activities was primarily due to the decision in 2008 to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $51.9 million in the nine months ended September 30, 2008 compared to sales of investments of approximately $14.1 million in the nine months ended September 30, 2009.

Net cash provided by financing activities was approximately $500,000 for the nine months ended September 30, 2009, compared to $6.2 million of net cash provided by financing activities for the nine months ended September 30, 2008.  The change is due to decreased proceeds from exercise of stock options and increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the nine months ended September 30, 2009, we incurred capital expenditures of approximately $5.8 million.  We expect to make capital expenditures in 2009 of approximately $7.0 to $9.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  We paid $3.0 million in initial cash consideration in April 2008 and $1.7 million in deferred consideration in August 2009 for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information. In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million in cash and 25,886 shares of CoStar restricted common stock.  Additionally, the seller in the Resolve Technology acquisition may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of additional operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

As of December 31, 2008, we had utilized all of our U.S. net operating loss carryforwards for federal income tax purposes.  As a result, we expect our cash payments for taxes to be approximately $18.0 to $19.0 million in 2009.

As of September 30, 2009, we had $32.9 million par value of long-term investments in student loan auction rate securities (“ARS”), which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, we initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of auction rate securities for our account. An arbitration hearing has been set for the week of December 7, 2009.  Since the outcome of this legal proceeding is uncertain at this time, we cannot estimate the amount of loss or gain, if any, that could result from the resolution of this matter.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2008, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In April 2009, the FASB issued an accounting standard codified in ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. ASC 805 requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  ASC 805 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. ASC 805 was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of ASC 805 will change the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  In the third quarter of 2009, we expensed acquisition and deal-related costs associated primarily with the acquisition of PPR.

In April 2009, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides additional guidance for determining whether a market is active or inactive, and whether a transaction is distressed. ASC 820 is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. We adopted the provisions of ASC 820 for our interim period ending June 30, 2009. The adoption of ASC 820 did not have a material impact on our results of operations or financial position, but did require additional disclosures in our interim financial statements.

In April 2009, the FASB issued an accounting standard codified in ASC 825, “Financial Instruments” (“ASC 825”). ASC 825 requires disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. We adopted the provisions of ASC 825 for our interim period ending June 30, 2009. The adoption of ASC 825 did not have a material impact on our results of operations or financial position, but did require additional disclosures in our interim financial statements.

In April 2009, the FASB issued an accounting standard codified in ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  ASC 320 applies to debt securities. ASC 320 redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. We adopted the provisions of ASC 320 for our interim period ending June 30, 2009. The adoption of ASC 320 did not have a material impact on our results of operations or financial position, but did require additional disclosures in our financial statements.

In May 2009, the FASB issued an accounting standard codified in ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for all interim and annual reporting periods ending after June 15, 2009. This standard has not and is not expected to result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). This guidance has not yet been incorporated into the FASB Accounting Standards Codification.  SFAS 166 eliminates the concept of a qualifying special-purchase entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. The statement enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact our results of operations, financial position or related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This guidance has not yet been incorporated into the FASB Accounting Standards Codification.  SFAS 167 addresses conforming changes to Interpretation 46(R) as a result of the issuance of SFAS 166, as well as constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS 167 will be effective for the first annual reporting period beginning after November 15, 2009. This standard is not expected to materially impact our results of operations, financial position or related disclosures.

In June 2009, the FASB issued an accounting standard codified in ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard did not materially impact our results of operations or financial position, but did require changes to our disclosures in our interim financial statements.

In July 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820) – Measuring Liabilities at Fair Value” (“ASC Update 2009-05”).   This standard is intended to improve the consistency with which companies apply fair value measurements guidance to liabilities.  ASC Update 2009-05 is effective for interim and annual periods beginning after September 30, 2009.  This standard is not expected to materially impact our results of operations, financial position or related disclosures.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2009 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, net income per share, diluted net income per share, weighted-average outstanding shares, taxable income, future taxable income, cash flow from operating activities, legal proceedings and claims, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, purchase amortization, financing plans, geographic expansion, capital structure, contractual obligations, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our short-term and long-term investments, interest income, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Report which contain forward-looking statements include the Financial Statements and Related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; commercial real estate market conditions; changes or consolidations within the commercial real estate industry; customer retention; competition; foreign currency fluctuations; our ability to identify, acquire and integrate acquisition candidates; our ability to recruit and hire qualified and effective sales management and employees; development of our sales force; our ability to recruit and hire qualified economists for analytic services; litigation; employee retention; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of September 30, 2009, accumulated other comprehensive income (loss) included a loss from foreign currency translation adjustments of approximately $5.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2009.  As of September 30, 2009, we had $224.0 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in student loan ARS, most of which are AAA rated.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of September 30, 2009, auctions for $32.9 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of September 30, 2009, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive income (loss) in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in other comprehensive income or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Footnotes 4, 5, and 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $22.6 million in intangible assets as of September 30, 2009. As of September 30, 2009, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

 Currently, and from time to time, we are involved in litigation incidental to the conduct of our business.  Certain pending legal proceedings are discussed in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q.  We are not currently a party to any material pending legal proceedings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2009	—		—	—	—
August 1 through August 31, 2009	—		—	—	—
September 1 through September 30, 2009	3,919	(1)	$37.30	—	—
Total	3,919	(1)	$37.30	—	—

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ended June 30, 1999)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: November 4, 2009	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)