Form 10-K
period 2009-12-31
COSTAR GROUP INC
filed 2010-02-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 10th Floor, Bethesda, Maryland 20814
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2009 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $641 million.

As of February 19, 2010, there were 20,581,462 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report).

CoStar Group, Inc., a Delaware corporation, is the number one provider of information, marketing and analytic services  to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering the U.S., as well as London and other parts of the U.K. and parts of France. Prior to 2007, CoStar operated within one segment. Due to the increased size, complexity and funding requirements associated with our international expansion, in 2007 we began to manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.

Since our founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions, by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Focus Information Limited (now, CoStar U.K. Limited), June 2004 acquisition of Scottish Property Network, December 2006 acquisition of Grecam S.A.S., February 2007 acquisition of Property Investment Exchange Limited, and July 2009 acquisition of Property and Portfolio Research, Inc. (“PPR”) and its wholly owned U.K. subsidiary, Property and Portfolio Research Ltd. (“PPR UK”) we have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France.  Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 12 to our consolidated financial statements. CoStar’s revenues, net income, assets and liabilities, broken out by segment are set forth in Note 12 to our consolidated financial statements.  Information about risks attendant to our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, property information for clients’ websites, information about industry professionals and their business relationships, analytic information, data integration, and industry news.  We also provide market research and analysis for commercial real estate investors and lenders via our PPR service offerings. We have created and are continually improving a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to the efficient exchange of accurate information we have supplied.

We have a number of assets that provide a unique foundation for our standardized platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, marketing and analytic services; a large team of analysts and economists and a large base of clients. Our database has been developed and enhanced for more than 22 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 51 proprietary databases.

We intend to continue to grow our standardized platform of commercial real estate information, marketing and analytic services.  In 2004, we began research for a 21-market U.S. expansion effort.  By the end of the first quarter of 2006, we had successfully launched service in each of those 21 markets.  In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties.  We launched the new retail component of our flagship product, CoStar Property Professional, in May 2006. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new Core Based Statistical Areas (“CBSAs”) across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service. In the fourth quarter of 2007, we released our CoStar Property Professional service in the 81 new CBSAs across the U.S. In 2008, we released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com.

During the second half of 2009, as part of our strategy for providing subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use our database of research-verified commercial property information to conduct in-depth analysis and generate online reports of trends in sales and leasing activity.  Furthermore, in July 2009, we added analytic and market forecasting services to our platform of research and marketing services with our acquisition of PPR and in October 2009 we acquired Resolve Technology, Inc., (“Resolve Technology”) adding business intelligence and portfolio management software used by institutional real estate investment companies.

We also intend to continue to grow and expand the coverage of our service offerings within our International segment.  In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France.  In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an online investment property exchange located in London, England.  Our July 2009 acquisition of PPR and PPR UK also expanded the market research capabilities of our U.K. operations.  CoStar intends to integrate its U.K. and French operations more fully with its U.S. operations and eventually to introduce a consistent international platform of service offerings.  Further information about CoStar’s acquisitions is included in Note 3 to our consolidated financial statements.

We intend to introduce a consistent worldwide platform of service offerings.  Following our acquisitions of PPR and Resolve Technology in 2009, we began integrating their respective product and service offerings with our own, including the services we have successfully integrated following our prior acquisitions.  In 2007, we introduced the “CoStar Group” as the brand encompassing our worldwide operations.  We believe that our recent U.S. and International expansion and integration efforts have created a platform for long-term growth.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate more than 95% of our total revenues. Our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, subscription contract rates may increase in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than fees based on actual system usage. Contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Industry Overview

The market for commercial real estate information  and analysis is vast based on the variety, volume and value of transactions related to commercial real estate. Each transaction has multiple participants and multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information and analysis. Members of the commercial real estate and related business community require daily access to current data such as space availability, properties for sale, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. Market research (including historical and forecast conditions) and applied analytics have also become instrumental to the success of commercial real estate industry participants operating in the current economic environment. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using standardized data and interpretive analyses, and interact with each other on a continuous basis.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining its extensive database, over 975 researchers and outside contractors, experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

The U.S. and global economies have changed adversely over the past year or more, and the commercial real estate industry has been negatively impacted.  The commercial real estate market has seen a reduction in property sales and leasing activity, lower absorption rates, climbing vacancy rates and decreases in rental rates and sales prices.  The full extent of the impact of our current financial crisis is not yet clear.  As our customers continue to look for ways to reduce spending, we may continue to see reduced demand for our information, marketing and analytic services.  However, we believe that even in a weakened economy there is a continuing need for accurate, standardized commercial real estate information, marketing and analytic services.  We believe that access to continuously researched and verified commercial real estate information becomes even more valuable in a down market, as industry players assess where market conditions are heading, how their businesses should adapt, determine what properties are worth, and try to market their properties, among other things.  Moreover, outsourcing the labor-intensive task of conducting basic real estate research may result in cost savings for our clients.

CoStar’s Comprehensive Database

CoStar has spent more than 22 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 29, 2010, our database of real estate information covered the U.S., as well as London, England and other parts of the U.K. and parts of France, and contained:

•	More than 1.4 million sale and lease listings;
•	Approximately 3.7 million total properties;
•	Approximately 10.5 billion square feet of sale and lease listings;
•	Approximately 7.2 million tenants;
•	Approximately 1.6 million sales transactions valued in the aggregate at approximately $3.4 trillion; and
•	More than 9.5 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2009, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 29, 2010, we have approximately 975 commercial real estate research professionals and outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information.

CoStar utilizes 146 high-tech field research vehicles in 39 states and the U.K. Of these vehicles, 99 are custom-designed energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

Data and Image Providers. We license a small portion of our data and images from public record providers and third party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, marketing and analytic services and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

As of January 29, 2010, CoStar had a staff of 122 product development, database and network professionals.  CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar products, including CoStar Property Professional, CoStar COMPS, CoStar Tenant, CoStar Showcase, CoStar Commercial MLS, CoStar Connect, FOCUS, SPN, Shopproperty, PPR products and services, Resolve Portfolio Maximizer and Request.  In 2007, to better support our retail customers, we added significant features to CoStar Property Professional including tenant proximity and demographic search capability, mapping layers, detailed retail tenant information and demographics.  In 2008, CoStar released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, marketing and analytic services and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data.  Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information.  We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

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

Services

Our suite of information, marketing and analytic services is branded and marketed to our customers. Our services are derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to enhance our existing information, marketing and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our various information, marketing and analytic services are described in detail in the following paragraphs as of January 29, 2010:

CoStar Property Professional®   CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information, marketing and analytic services, is delivered solely via the internet.

CoStar COMPS Professional®   CoStar COMPS Professional, or “COMPS Professional,” provides comprehensive coverage of comparable sales information in the U.S. commercial real estate industry. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. COMPS Professional offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

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

CoStar Showcase®   CoStar Showcase offers commercial real estate professionals a simple way to get their for-sale and for-lease listings in front of a broad internet audience who search on Google, Yahoo, Bing, Showcase.com and Costar.com to find commercial properties.  When customers sign up for CoStar Showcase, their listings become accessible to visitors to Showcase.com and Costar.com, who can search those listings for free.  To drive traffic to CoStar Showcase subscriber listings, CoStar invests in Google, Yahoo and Bing keyword based pay-per-click advertising to capture the high volume traffic of users actively searching for commercial properties on those search engines.  As part of their CoStar Showcase subscription, subscribers also receive customized websites for each of their brokers that displays their bio, photo, contact information and updated listings that they can use to promote their services. CoStar Showcase can be purchased as a firm-wide annual subscription by firms who want all of their brokers to be able to access the service, or it can be purchased by individual brokers on a month-to-month basis.  When individual brokers sign up for CoStar Showcase, they also receive access to CoStar Commercial MLS.

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

CoStar Professional Directory®   CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 1.3 million commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations.  Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles.  Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

CoStar Market Report™   The CoStar Market Report provides in-depth current and historical analytical information covering office, industrial and retail properties across the U.S.  Published quarterly, each market report includes details such as absorption rates, vacancy rates, rental rates, average sales prices, capitalization rates, existing inventory and current construction activity. This data is presented using standard definitions and calculations developed by CoStar, and offers real estate professionals critical and unbiased information necessary to make intelligent commercial real estate decisions. CoStar Market Reports are available to CoStar Property Professional subscribers at no additional charge.

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

PPR®   Our subsidiary PPR, and its U.K. subsidiary, PPR UK, offer products and services designed to meet the research needs of commercial real estate investors and lenders. PPR covers metropolitan areas throughout the United States, the U.K., Europe, and Asia, with offerings including historical and forecast market data and analysis by market and property type, and services including access to PPR’s analysts, economists, and strategists to develop and deliver custom research solutions.

Resolve Portfolio Maximizer® Resolve Portfolio Maximizer is an industry leading real estate portfolio management software solution. Resolve Portfolio Maximizer allows users to model partnership structures, calculate waterfall distributions and fees, model and analyze debt obligations, and create multiple “what if” scenarios for alternative investment decisions.

Request™   Request is the first business intelligence software solution built specifically for managing commercial real estate investments. Request helps users eliminate some of the difficulties of consolidating real estate investment data from disparate sources and facilitates standardization of information presentation and reporting across an organization. Request also provides a platform for users to develop business intelligence and reporting capabilities.

FOCUS™   CoStar’s U.K. subsidiary, CoStar U.K. Limited, offers several services; its primary service is FOCUS. FOCUS is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies across the U.K., including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps.

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

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 29, 2010.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	Deutsche Bank	BlackRock
CB Richard Ellis — U.K.	Wells Fargo	Prudential
Colliers	JP Morgan Chase Bank	Prudential — U.K.
Colliers Conrad Ritblat Erdman — U.K.	Key Bank	Metropolitan Life
Cushman & Wakefield	TD Bank	ING Clarion Partners
Cushman & Wakefield — U.K.	Citibank	Duke Realty Corporation
Weichert Commercial Brokerage	AEGON USA Realty Advisors, Inc.	USAA Real Estate Company
Jones Lang LaSalle	Capmark Financial Group, Inc.	NorthMarq Capital
Jones Lang LaSalle — U.K.	East West Bank	AEW Capital Management LP
Grubb & Ellis	Q10 Bonneville Mortgage Company	Progressive Casualty Insurance Co.
Gerald Eve — U.K.
Drivers Jonas — U.K.
Lambert Smith Hampton — U.K.
Charles Dunn Company, Inc.	Owners, Developers	Appraisers, Accountants
Marcus & Millichap	Hines	Integra
Mohr Partners	LNR Property Corp	Deloitte
Newmark & Company Real Estate	Shorenstein Company, LLC	Marvin F. Poer
CRESA Partners	Tishman Speyer	KPMG
Studley	Manulife Financial	GE Capital
Coldwell Banker Commercial NRT	Industrial Developments International (IDI)	PGP Valuation
UGL Equis	Land Securities — U.K.	Thomson Reuters
FirstService Williams
Cassidy Turley BRE Commercial
Binswanger
Re/Max
Carter	Retailers	Government Agencies
USI Real Estate Brokerage Services	Nationwide Insurance	U.S. General Services Administration
DAUM Commercial Real Estate Services	In-N-Out Burger	County of Los Angeles
HFF	Merle Norman Cosmetics, Inc.	Internal Revenue Service
U.S. Equities Realty	Massage Envy	City of Chicago
Sperry Van Ness	7-Eleven	Cook County Assessor’s Office
DTZ — U.K.	Dollar General Corporation	U.S. Department of Housing and
Savillis Commercial — U.K.	Walgreens	Urban Development
NB Real Estate — U.K.	Town Fair Tire	Corporation of London — U.K.
GVA Grimley — U.K.	Rent-A-Center	Federal Reserve Bank of New York
Vail Williams — U.K.	Spencer Gifts LLC	Federal Deposit Insurance Corporation

REITs	Property Managers	Vendors
Simon Property Group, Inc.	Transwestern Commercial Services	Turner Construction Company
Brandywine Realty Trust	Lincoln Property Company	Kastle Systems
Brookfield Properties	PM Realty Group	Comcast Corporation
Boston Properties	Navisys Group	ADT Security
Liberty Property Trust	Osprey Management Company	Cox Communications, Inc.
Kimco Realty Corporation	Leggat McCall Properties	DirectTV
Vornado Realty Trust	Asset Plus Corporation	Verizon Communications, Inc.

For the years ended December 31, 2007, 2008 and 2009, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 29, 2010, we had 276 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 25 field sales offices throughout the U.S. and in London, England; Manchester, England; Glasgow, Scotland and Paris, France.  Our inside sales team is located in our Bethesda, Maryland office. This team prospects for new clients and performs service demonstrations exclusively by telephone and over the internet to support the direct sales force.

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

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; print advertising in trade magazines and other business publications; client referrals; and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our web-based marketing efforts include paid advertising with major search engines and commercial real estate news sites and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups, including industry-leading events for commercial brokers and retail and financial services institutions.

In May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings available to all visitors to our public websites, www.CoStar.com and Showcase.com, and allows each visitor to search those property listings for free. CoStar Showcase draws additional traffic to our website through searches on Google, Yahoo, and Bing. Commercial real estate listings are derived from our database and are researched and verified by CoStar researchers.  CoStar Showcase subscribers need only designate their listings for inclusion in the free property search tool. In addition, CoStar Showcase customers who have not subscribed for our other services, serve as leads for additional cross-selling opportunities.

Competition

The market for information, marketing and analytic services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information, marketing and analytic services and providers are:

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

We compete directly and indirectly for customers with the following categories of companies:

•
online services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., Cityfeet.com, Inc., Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, Inc., WorkplaceIQ and RealPoint LLC;

•
publishers and distributors of information, marketing and analytic services, including regional providers and national print publications, such as Black’s Guide, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics, Inc. and The Smith Guide, Inc.;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors (SIOR) the Commercial Association of Realtors Data Services and the Association of Industrial Realtors (AIR);

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information, marketing and analytic services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify. For example, the National Association of Realtors and Bloomberg L.P. have moved into the commercial real estate information business and intend to compete with us in the commercial real estate information space.  Similarly, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could easily enter the commercial real estate marketing arena, something Google has already done with residential real estate. While we believe that we have successfully differentiated ourselves from existing competitors, competition could materially harm our business.

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information, marketing and analytic services we license.

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

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar,” “COMPS,” “CoStar Property,” “CoStar Tenant,” “CoStar Showcase” and “CoStar Group.” Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic.  We consider our trademarks in the aggregate to constitute a valuable asset.  In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and six patents in the U.S. which expire in 2020, 2021, 2022, 2023 (2 patents) and 2025, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent.

Employees

As of January 29, 2010, we employed 1,438 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2010 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

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

Risk Factors

A continuing decline or consolidation in the commercial real estate industry may decrease customer demand for our services. A continuing decline in the commercial real estate industry’s leasing activity, rental rates and absorption rates or a sustained downturn in the commercial real estate market’s for sale activity may continue to hamper our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, marketing and analytic services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to more cancellations of our information, marketing and analytic services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability.

Negative general economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including perceived and actual economic conditions, recessions, inflation, deflation, exchange rates, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could continue to adversely affect our business by reducing our revenues and profitability.  Further, continuing bank failures and freezing of the credit markets generally, other adverse national and global economic events, as well as any significant terrorist attack, are likely to have a further dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. Market disruptions may also contribute to extreme price and volume fluctuations in the stock market that may affect our stock price for reasons unrelated to our operating performance.  In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. Conversely, deflation resulting in a decline of prices could reduce our revenues.  In the current economic environment, it is difficult to predict whether we will experience significant inflation or deflation in the near future. A significant increase in either could have an adverse effect on our results of operations. As a result of the negative economic conditions that have persisted for more than a year, we have seen increased customer cancellations, reductions of services and failures to timely pay amounts due to us.  If we continue to experience greater cancellations and more reductions of services and failures to timely pay and we do not acquire new clients or sell new services to our existing clients, our revenues may decline and our financial position would be adversely affected.

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, marketing and analytic services. Our subscription-based information, marketing and analytic services generate the largest portion of our revenues. However, we may be unable to attract new clients, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: economic pressures, a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or competitive pressures. If clients decide to cancel services or not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate, and revenues may decline.

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and future revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may continue to decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate.  Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected.  In 2009, we were unable to sustain our historic revenue growth rates, and in fact, our annual revenues declined in 2009 compared to 2008. We may not be able to return to our historic revenue growth rates and our revenues may continue to decline.  Our ability to increase our revenues and operating profit will depend on increased demand for our services.  Our sales are affected by, among other things, general economic and commercial real estate conditions.  Reduced demand, whether due to changes in customer preference, a further weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing.  Competition in this market may increase further as a result of current recessionary economic conditions, as customer bases and customer spending decrease and service providers are competing for fewer customer resources.  Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain customers or obtain new customers, our revenues could decline.  Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money to defend, could distract management’s attention away from operating our business, could result in negative publicity, and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial position could be adversely affected. We cannot make assurances that we will have any or sufficient insurance to cover any litigation claims.

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), SPN, Grecam S.A.S., Propex, and Property and Portfolio Research Ltd. a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position.  Foreign currency exchange rates have fluctuated and may continue to fluctuate.  Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue.  Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, marketing and analytic services to users.

An impairment in carrying value of goodwill could negatively impact our consolidated results of operations and net worth. Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more indicators.  We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board (“FASB”) authoritative guidance for consideration of potential impairment of goodwill. We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The existence of one or more of the following indicators could cause us to test for impairment prior to the annual assessment.

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2009, we had $80.3 million of goodwill, $55.2 million in our U.S. segment and $25.1 million in our International segment.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2009, we held $32.8 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2009, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

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

Our expansion into the commercial real estate analytics sector may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.  Expanding into the commercial real estate market research and forecasting arena imposes additional burdens on our research, systems development, sales, marketing and general management resources.  During 2010, we expect to continue to expand our presence in the commercial real estate analytics sector.  If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected.  In addition, if we incur additional costs to expand our analytics services and we are not successful in marketing or selling these expanded services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information, marketing and analytic services and could reduce our profitability.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources.  During 2010, we plan to continue to increase the depth of our coverage in the U.S. and U.K.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

We may not be able to successfully introduce new or upgraded information, marketing and analytic services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information, marketing and analytic services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues and reducing our profitability.

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

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information, marketing and analytic services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our website, the internet and our service providers. Problems with our website, the internet or the services provided by our local exchange carriers or internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information, marketing and analytic services. If we experience technical problems in distributing our services, we could experience reduced demand for our information, marketing and analytic services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Our careful development and testing may not be sufficient to ensure that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information, marketing and analytic services, which could reduce the demand for our services, lower our revenues and increase our costs.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information, marketing and analytic services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data and analysis we provide. The task of establishing and maintaining accurate and reliable data and analysis  is challenging. If our data, including the data we obtain from third parties, or analysis is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. Our U.S. researchers use integrated internal research processes to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

If we are not able to successfully identify, finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. In addition, acquisitions involve numerous risks, including managing the integration of personnel and products; including those of PPR and Resolve Technology; managing geographically remote operations, such as SPN in Scotland, Grecam S.A.S. in France, CoStar U.K. Limited, Propex and Property and Portfolio Research Ltd. in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate any acquired businesses or assets and may not achieve anticipated benefits of any acquisition. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.  Obtaining credit in the current economic environment may be difficult and cost prohibitive.  We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses.  If we are able to obtain financing, the terms may be onerous and restrict our operations.

Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information, marketing and analytic services, lower revenues and increased costs. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information, marketing and analytic services to clients, we could experience reduced demand for our information, marketing and analytic services, lower revenues and increased costs.

Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price. Changes in accounting and reporting policies or practices could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline.  For example, in 2006, we adopted authoritative guidance for stock compensation, which required us to expense the value of granted stock options.

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

Our corporate headquarters currently is located in Bethesda, Maryland, where we occupy approximately 60,000 square feet of office space. This facility is used primarily by our U.S. segment. Our main lease for our Bethesda, Maryland headquarters expires on October 15, 2010.

In February 2010, we purchased a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. together with the tenancy in the underlying ground lease for the property. This facility will be used primarily by our U.S. segment. We intend to begin relocating our Bethesda-based employees and infrastructure to our new building starting in the second quarter of 2010. We currently expect to complete our relocation by October 2010 and allow the lease for our Bethesda property to expire.

Our principal facility in the U.K. is located in London, England, where we occupy approximately 11,000 square feet of office space.  Our lease for this facility has a maximum term ending October 20, 2018, with early termination at our option on October 18, 2013, with advance notice. This facility is used primarily by our International segment.

In addition to our Bethesda, Maryland, Washington, D.C. and London, England facilities, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; White Marsh, Maryland; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Iselin, New Jersey; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Seattle; and St. Louis.

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

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2009.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing prices per share of our common stock, as reported by the Nasdaq Global Select Market.

	High	Low

Year Ended December 31, 2008
First Quarter	$45.31	$36.55
Second Quarter	$51.36	$44.39
Third Quarter	$56.70	$43.57
Fourth Quarter	$45.20	$27.00

Year Ended December 31, 2009
First Quarter	$35.93	$24.23
Second Quarter	$40.09	$31.10
Third Quarter	$41.57	$33.97
Fourth Quarter	$44.43	$38.35

As of February 1, 2010, there were 359 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. On July 17, 2009, we acquired all of the issued and outstanding capital stock of PPR from DMG Information, Inc., a Delaware corporation (“DMGI”), the sole stockholder of PPR, in exchange for an aggregate of 572,999 shares of CoStar common stock, which had a value of approximately $20.9 million as of that date.  On July 17, 2009, we issued 433,667 shares of common stock as initial consideration, and on September 28, 2009, we issued the remaining 139,332 shares of common stock as deferred purchase price after taking into account post-closing adjustments.  We issued the shares of common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as issuances not involving a public offering based upon the fact that, among other things, PPR had only one stockholder and there was no general solicitation.

On October 19, 2009, we issued 25,886 shares of common stock to an individual as the stock portion of the consideration in exchange for all of the issued and outstanding capital stock of Resolve Technology.  The stock portion of the purchase price was approximately $1.1 million, and the shares are subject to a three-year lockup period.  We issued the shares of common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as issuances not involving a public offering based upon the fact that, among other things, Resolve Technology had only one stockholder and there was no general solicitation.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2009	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—		—	—	—
November 1 through 30	—		—	—	—
December 1 through 31	4,070	(1)	$41.96	—	—
Total	4,070		$41.96	—	—

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

The comparison covers the period beginning December 31, 2004, and ending on December 31, 2009, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
CoStar Group, Inc.	100	93.48	115.98	102.32	71.33	90.45
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Application Software Index	100	110.69	116.59	129.51	70.79	113.14

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2009. The consolidated statement of operations data shown below for each of the three years ended December 31, 2007, 2008, and 2009 and the consolidated balance sheet data as of December 31, 2008 and 2009 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005, 2006, and 2007 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2005	2006	2007	2008	2009
Revenues	$134,338	$158,889	$192,805	$212,428	$209,659
Cost of revenues	44,286	56,136	76,704	73,408	73,714
Gross margin	90,052	102,753	116,101	139,020	135,945
Operating expenses	82,710	88,672	98,249	99,232	104,110
Income from operations	7,342	14,081	17,852	39,788	31,835
Interest and other income, net	3,455	6,845	8,045	4,914	1,253
Income before income taxes	10,797	20,926	25,897	44,702	33,088
Income tax expense , net	4,340	8,516	9,946	20,079	14,395
Net income	$6,457	$12,410	$15,951	$24,623	$18,693
Net income per share - basic	$0.35	$0.66	$0.84	$1.27	$0.95
Net income per share - diluted	$0.34	$0.65	$0.82	$1.26	$0.94
Weighted average shares outstanding - basic	18,453	18,751	19,044	19,372	19,780
Weighted average shares outstanding - diluted	19,007	19,165	19,404	19,550	19,925

	As of December 31,
Consolidated Balance Sheet Data:	2005	2006	2007	2008	2009
Cash, cash equivalents, short-term and long-term investments	$134,185	$158,148	$187,426	$224,590	$255,698
Working capital	124,501	154,606	167,441	183,347	203,660
Total assets	248,059	275,437	321,843	334,384	404,579
Total liabilities	23,263	25,327	40,038	30,963	45,573
Stockholders’ equity	224,796	250,110	281,805	303,421	359,006

	As of December 31,
Other Operating Data	2005	2006	2007	2008	2009
Number of subscription client sites	11,464	13,257	14,467	15,920	16,020
Millions of properties in database	1.8	2.1	2.7	3.2	3.6

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, data integration, and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our PPR service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. Most recently, in July 2009, we acquired Massachusetts-based Property and Portfolio Research, Inc. (“PPR”), a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based Resolve Technology, Inc. (“Resolve Technology”), a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. The First CLS, Inc., PPR and Resolve Technology acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

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

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, in 2009 we expanded our research operations, and we plan to continue to grow our research operations slightly in 2010, in order to continue to meet customer expectations.

During the second half of 2009, as a part of our strategy to provide subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use CoStar’s database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online. Further, in July 2009, we acquired PPR and its wholly owned subsidiary, providers of real estate investment analysis and market forecasting services.

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

We expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. For instance, in May 2008, we released CoStar Showcase®, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public website, www.CoStar.com. More recently, in July 2009, we expanded subscribers’ analytic capabilities to use our online database to conduct in-depth analysis and generate reports on sales and leasing activity through our acquisition of PPR and in October 2009, we acquired Resolve Technology, which enabled us to provide our customers with additional tools for analyzing commercial real estate markets. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2010 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

Current general economic conditions in the U.S. and the world are negatively affecting business operations for our clients and are resulting in more business consolidations and, in certain circumstances, failures. As a result of these economic conditions, we continue to see customer cancellations, reductions of services and failures to pay amounts due to us, although at a slower pace than in previous quarters.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many other commercial real estate information, marketing and analytic service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown.  The extent and duration of any benefits resulting from any of the governmental or private sector initiatives designed to strengthen the economy are currently unknown and there can be no assurance that those initiatives will be successful in the future.  Because of these uncertainties, we may not be able to accurately forecast our revenue or earnings.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings in 2010.

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends.  We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. Currency volatility may continue, which may impact (either positively or negatively) our reported financial results and consolidated trends and comparisons.

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

For the twelve months ended December 31, 2009 and 2008, our contract renewal rate was approximately 85% and 89%, respectively. As discussed above, our trailing twelve-month contract renewal rate may continue to decline if continuing negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.

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

Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1 of each year for impairment and are tested for impairment more frequently based upon the existence of one or more of the above indicators.  We consider our operating segments, U.S. and International, as our reporting units under FASB authoritative guidance for consideration of potential impairment of goodwill.

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.  A 50% decrease in the fair value of our International reporting unit as of December 31, 2009 would have no impact on the carrying value of our goodwill.

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

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is net income (loss). In calculating EBITDA, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of this non-GAAP financial measure as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income (loss) set forth below, in our earnings releases and in other filings with the Securities and Exchange Commission and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 22 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2007	2008	2009
Net income	$15,951	$24,623	$18,693
Purchase amortization in cost of revenues	2,170	2,284	2,389
Purchase amortization in operating expenses	5,063	4,880	3,412
Depreciation and other amortization	8,914	9,637	8,875
Interest income, net	(8,045)	(4,914)	(1,253)
Income tax expense, net	9,946	20,079	14,395
EBITDA	$33,999	$56,589	$46,511

Cash flows provided by (used in)
Operating activities	$51,732	$40,908	$39,569
Investing activities	$(40,331)	$52,430	$3,408
Financing activities	$8,161	$11,475	$2,172

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2007		2008		2009
Revenues	$192,805	100.0%	$212,428	100.0%	$209,659	100.0%
Cost of revenues	76,704	39.8	73,408	34.6	73,714	35.2
Gross margin	116,101	60.2	139,020	65.4	135,945	64.8
Operating expenses:
Selling and marketing	51,777	26.9	41,705	19.6	42,508	20.3
Software development	12,453	6.5	12,759	6.0	13,942	6.6
General and administrative	36,569	19.0	39,888	18.8	44,248	21.1
Gain on lease settlement, net	(7,613)	(3.9)	—	0.0	—	0.0
Purchase amortization	5,063	2.6	4,880	2.3	3,412	1.6
Total operating expenses	98,249	51.0	99,232	46.7	104,110	49.7
Income from operations	17,852	9.3	39,788	18.7	31,835	15.2
Interest and other income, net	8,045	4.2	4,914	2.3	1,253	0.6
Income before income taxes	25,897	13.4	44,702	21.0	33,088	15.8
Income tax expense, net	9,946	5.2	20,079	9.5	14,395	6.9
Net income	$15,951	8.3%	$24,623	11.6%	$18,693	8.9%

Comparison of Year Ended December 31, 2009 and Year Ended December 31, 2008

Revenues. Revenues decreased to $209.7 million in 2009, from $212.4 million in 2008. Revenues from customers in our International operations decreased $4.3 million primarily due to foreign currency fluctuations. The decrease in International revenues was partially offset by an increase in U.S. revenues of approximately $1.5 million.  The increase in U.S. revenues is primarily due to additional revenue of approximately $8.5 million from our July 2009 acquisition of PPR partially offset by decreased sales resulting from a difficult commercial real estate and economic environment. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services. As of December 31, 2009, our subscription-based information services represented more than 95% of our total revenues.

Gross Margin. Gross margin decreased to $135.9 million in 2009, from $139.0 million in 2008. The gross margin percentage decreased to 64.8% in 2009, from 65.4% in 2008. The decrease in the amount and percentage of gross margin was principally due to a $2.8 million decrease in revenue in 2009.

Selling and Marketing Expenses. Selling and marketing expenses increased to $42.5 million in 2009, from $41.7 million in 2008, and increased as a percentage of revenues to 20.3% in 2009, from 19.6% in 2008. The increase in the amount and percentage of selling and marketing expenses was primarily due to additional selling and marketing expenses of approximately $1.7 million incurred by PPR and included as a result of our July 2009 acquisition of PPR.  The increase was offset by an approximately $900,000 decrease due to foreign currency fluctuations.

Software Development Expenses. Software development expenses increased to $13.9 million in 2009, from $12.8 million in 2008, and increased as a percentage of revenues to 6.6% in 2009, from 6.0% in 2008.  The  increase in the amount and percentage of software development expenses was due to additional software development expenses of approximately $600,000 incurred by PPR and included as a result of our July 2009 acquisition of PPR as well as additional development expenses of approximately $400,000 incurred by Resolve Technology, and included as a result of our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $44.2 million in 2009, from $39.9 million in 2008, and increased as a percentage of revenues to 21.1% in 2009, from 18.8% in 2008. The increase in the amount and percentage of general and administrative expenses was principally a result of an increase of acquisition and deal related costs of approximately $700,000, an increase in legal fees of $2.0 million and additional general and administrative expenses of approximately $1.1 million incurred by PPR and included as a result of our July 2009 acquisition of PPR.

Purchase Amortization. Purchase amortization decreased to $3.4 million in 2009, from $4.9 million in 2008, and decreased as a percentage of revenues to 1.6% in 2009, from 2.3% in 2008.  The decrease in purchase amortization expense is due to the completion of amortization for certain identifiable intangible assets in 2009.

Interest and Other Income, Net. Interest and other income, net decreased to $1.3 million in 2009, from $4.9 million in 2008. Interest and other income, net decreased due to lower average interest rates in 2009 compared to 2008.

Income Tax Expense, Net. Income tax expense, net decreased to $14.4 million in 2009, from $20.1 million in 2008. This decrease was due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Year Ended December 31, 2009 and Year Ended December 31, 2008

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $191.6 million from $190.1 million for the years ended December 31, 2009 and 2008, respectively. This increase in U.S. revenue is due to additional revenues of approximately $8.5 million included as a result of our July 2009 acquisition of PPR, partially offset by a decrease of approximately $7.0 million in U.S. revenues due to decreased sales resulting from a difficult commercial real estate and economic environment. FOCUS is our primary service offering in our International operating segment.  International revenues decreased approximately $4.3 million primarily due to foreign currency fluctuations, partially offset by intersegment revenues of approximately $900,000 attributable to services performed by Property and Portfolio Research Ltd. for PPR.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $47.7 million from $58.8 million for the years ended December 31, 2009 and 2008, respectively. The decrease in U.S. EBITDA was due primarily to additional costs incurred by PPR, which we acquired in July of 2009 and increased legal fees. International EBITDA decreased to a loss of $1.2 million for the year ended December 31, 2009 from a $2.2 million loss for the year ended December 31, 2008. This decreased loss is primarily due to a lower corporate allocation in 2009 as compared to 2008. International EBITDA includes a corporate allocation of approximately $500,000 and $1.1 million for the years ended December 31, 2009 and 2008, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Year Ended December 31, 2008 and Year Ended December 31, 2007

Revenues. Revenues grew to $212.4 million in 2008, from $192.8 million in 2007. This increase in revenue was due to further penetration of our subscription-based information and marketing services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services. As of December 31, 2008, our subscription-based information and marketing services represented more than 90% of our total revenues.

Gross Margin. Gross margin increased to $139.0 million in 2008, from $116.1 million in 2007. The gross margin percentage increased to 65.4% in 2008, from 60.2% in 2007. The increase in the gross margin resulted principally from revenue growth from our subscription-based information and marketing services and a decrease in cost of revenues. Cost of revenues decreased to $73.4 million for the year ended December 31, 2008, from $76.7 million for the year ended December 31, 2007 principally due to expansion costs that were incurred in 2007 that were not incurred in 2008.

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $190.1 million from $170.3 million for the years ended December 31, 2008 and 2007, respectively. This increase in U.S. revenue is due to further penetration of our U.S. subscription-based information and marketing services and the successful cross-selling of our service to our customers, combined with a continued high renewal rate. FOCUS is our primary service offering in our International operating segment.  International revenues slightly decreased to $22.4 million from $22.5 million for the years ended December 31, 2008 and 2007, respectively. This decrease is due to foreign currency fluctuations.  In their functional currency, International revenues increased 7.2% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2008				2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$52,264	$53,478	$53,757	$52,929	$51,370	$50,064	$53,590	$54,635
Cost of revenues	19,721	18,341	17,613	17,733	16,894	16,744	19,149	20,927
Gross margin	32,543	35,137	36,144	35,196	34,476	33,320	34,441	33,708
Operating expenses	25,313	26,627	24,864	22,428	23,735	25,129	27,490	27,756
Income from operations	7,230	8,510	11,280	12,768	10,741	8,191	6,951	5,952
Interest and other income, net	1,938	1,243	951	782	442	322	263	226
Income before income taxes	9,168	9,753	12,231	13,550	11,183	8,513	7,214	6,178
Income tax expense, net	4,126	4,318	5,586	6,049	5,077	3,897	2,889	2,532
Net income	$5,042	$5,435	$6,645	$7,501	$6,106	$4,616	$4,325	$3,646
Net income per share - basic	$0.26	$0.28	$0.34	$0.39	$0.31	$0.24	$0.22	$0.18
Net income per share - diluted	$0.26	$0.28	$0.34	$0.38	$0.31	$0.24	$0.22	$0.18

	2008				2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.7	34.3	32.8	33.5	32.9	33.4	35.7	38.3
Gross margin	62.3	65.7	67.2	66.5	67.1	66.6	64.3	61.7
Operating expenses	48.5	49.8	46.2	42.4	46.2	50.2	51.3	50.8
Income from operations	13.8	15.9	21.0	24.1	20.9	16.4	13.0	10.9
Interest and other income, net	3.7	2.3	1.8	1.5	0.9	0.6	0.5	0.4
Income before income taxes	17.5	18.2	22.8	25.6	21.8	17.0	13.5	11.3
Income tax expense, net	7.9	8.0	10.4	11.4	9.9	7.8	5.4	4.6
Net income	9.6%	10.2%	12.4%	14.2%	11.9%	9.2%	8.1%	6.7%

Recent Acquisitions

First CLS, Inc. On April 1, 2008, we acquired certain assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information for $3.0 million in initial cash consideration and deferred consideration of $1.7 million paid during the third quarter of 2009.

PPR. On July 17, 2009, we acquired all of the issued and outstanding equity securities of PPR, and its wholly owned subsidiary Property and Portfolio Research Ltd., providers of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. We acquired PPR from DMG Information, Inc. (“DMGI”) in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, 433,667 shares of our common stock were issued to DMGI, and the remaining 139,332 shares were issued to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments.

Resolve Technology. On October 19, 2009, we acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares, or approximately $1.1 million, of CoStar restricted common stock, which shares are subject to a three-year lockup.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

Accounting Treatment. These acquisitions were accounted for using purchase accounting. The purchase price for the First CLS, Inc. acquisition was primarily allocated to acquired customer base and goodwill. For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.   The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles will be amortized over their estimated useful lives.  Goodwill for these acquisitions will not be amortized, but is subject to annual impairment tests.  The results of operations of First CLS, Inc., PPR, and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $226.0 million at December 31, 2009 compared to $195.3 million at December 31, 2008. The increase in cash, cash equivalents and short-term investments for the year ended December 31, 2009 was primarily due to net cash from operating activities of approximately $39.6 million, net cash provided from financing activities of approximately $2.2 million, partially offset by purchases of property and equipment and other assets of approximately $10.5 million, and net cash paid for acquisitions of approximately $3.2 million.

Net cash provided by operating activities for the year ended December 31, 2009 was $39.6 million compared to $40.9 million for the year ended December 31, 2008. The $1.3 million decrease in net cash provided by operating activities is primarily due to a decrease of approximately $5.5 million from net income plus non-cash items, a decrease of approximately $4.7 million due to changes in prepaid expenses and deposits, and decreased cash receipts for deferred revenue of $1.1 million, partially offset by decreased payments for accounts payable and other liabilities of approximately $5.7 million and $4.3 million in increased cash receipts on receivables.

Net cash provided by investing activities was $3.4 million for the year ended December 31, 2009, compared to net cash provided by investing activities of $52.4 million for the year ended December 31, 2008. This $49.0 million decrease in net cash provided by investing activities was primarily due to the decision in 2008 to invest in money market funds and U.S. treasuries instead of short-term investment instruments, which resulted in a net sale of investments of approximately $59.1 million for the year ended December 31, 2008 compared to sales of investments of approximately $17.2 million for the year ended December 31, 2009.

Net cash provided by financing activities was $2.2 million for the year ended December 31, 2009 compared to $11.5 million for the year ended December 31, 2008.  The change is due to decreased proceeds from exercise of stock options.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2010	2011-2012	2013-2014	2015 and thereafter
Operating leases	$26,225	$10,530	$11,751	$3,061	$883
Purchase obligations(1)	7,036	2,927	2,746	763	600
Total contractual principal cash obligations	$33,261	$13,457	$14,497	$3,824	$1,483

(1)Amounts do not include (i) contracts with initial terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us.  Amounts do not include unrecognized tax benefits of $1.9 million due to uncertainty regarding the timing of future cash payments.

In February 2010, we purchased a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. for a purchase price of $41.25 million in cash.

During 2009, we incurred capital expenditures of approximately $10.5 million. We expect to make capital expenditures in 2010 of approximately $20.0 million to $25.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  We paid $3.0 million in initial cash consideration in April 2008 and $1.7 million in deferred consideration in August 2009 for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information. In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million ($2.9 million was paid upon acquisition and $450,000 was deferred until February 2010) in cash and 25,886 shares of CoStar common stock.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of additional operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of December 31, 2009, we had $32.8 million par value of long-term investments in student loan auction rate securities (“ARS”), which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for the Company’s account.  Our complaint asserts breach of contract, fraud, breach of fiduciary duty and other causes of action.  An arbitration hearing was originally scheduled to begin during the week beginning December 7, 2009, but was rescheduled at the request of CSFB and is now set to begin on March 8, 2010.  We expect to receive a ruling on its claim during the second quarter of 2010.  Since the outcome of this legal proceeding is uncertain at this time, we cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

Recent Accounting Pronouncements

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This guidance is effective for fiscal years beginning on or after December 31, 2007. We adopted this guidance on January 1, 2008 and have not elected to apply the fair value option to any of our financial instruments.  The adoption of this guidance did not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued authoritative guidance on business combinations, which changes the accounting for any business combination we enter into with an acquisition date after December 31, 2008. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This guidance changes the accounting treatment and disclosure for certain specific items in a business combination.  We adopted this guidance on January 1, 2009 and have recorded assets acquired and liabilities assumed at fair value.

In December 2007, the FASB issued authoritative guidance on non-controlling interest, which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. We adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position.

In April 2008, the FASB issued authoritative guidance on existing intangibles or expected future cash flows from those intangibles, which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of this guidance is not permitted. This guidance requires additional footnote disclosures about the impact of our ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how we account for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, this guidance requires that we consider our experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If we do not have experience with similar arrangements, this guidance requires that we use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. We adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued authoritative guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This guidance is effective for all annual and interim periods beginning after December 15, 2008. Adoption of this standard will require the two-class method of calculating basic earnings per share to the extent that unvested share-based payments have the right to receive non-forfeitable dividends. We adopted this guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our results of operations or financial position.

In April 2009, the FASB issued authoritative guidance related to the initial recognition, measurement and subsequent accounting for assets and liabilities arising from pre-acquisition contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This guidance requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of this guidance changes the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  We adopted this guidance on January 1, 2009, and expensed acquisition and deal-related costs associated primarily with the acquisitions of PPR and Resolve Technology.

In April 2009, the FASB issued authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. We adopted this guidance for our interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position, but did require additional disclosures in our financial statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. We adopted the provisions of this guidance for our interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position, but did require additional disclosures in our financial statements.

In April 2009, the FASB issued authoritative guidance that redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. We adopted this guidance for our interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position, but did require additional disclosures in our financial statements.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for all interim and annual reporting periods ending after June 15, 2009. This guidance has not and is not expected to result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance will be effective for the first annual reporting period beginning after November 15, 2009. This guidance is not expected to materially impact our results of operations, financial position or related disclosures.

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in our financial statements.

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance is not expected to materially impact our results of operations, financial position or related disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for measuring and allocating revenue to one or more units of accounting.  In addition, the FASB issued authoritative guidance on arrangements that include software elements.  Under this guidance, tangible products containing software components and non-software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance. This guidance is effective using the prospective application or the retrospective application for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with earlier application permitted. We are currently assessing the impacts adoption of this guidance may have on our financial statements.

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance is not expected to materially impact our results of operations or financial position, but will require changes to our disclosures in our interim and annual financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2009, revenue denominated in foreign currencies was approximately 9.1% of total revenue.  For the year ended December 31, 2009, our revenue would have decreased by approximately $1.9 million if the U.S. dollar exchange rate used strengthened by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2009 would have resulted in an increase of approximately $210,000 in the carrying amount of net assets. For the year ended December 31, 2009, our revenue would have increased by approximately $1.9 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies.  A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2009 would have resulted in a decrease of approximately $210,000 in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of December 31, 2009, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2009.  As of December 31, 2009, we had $226.0 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of December 31, 2009, auctions for $32.8 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of December 31, 2009, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 2 to the consolidated financial statements for further discussion.

We have approximately $103.7 million in intangible assets as of December 31, 2009. As of December 31, 2009, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

The information required by this Item is incorporated by reference to our Proxy Statement for our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2010 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008, and 2007 (in thousands):

Allowance for doubtful accounts and billing adjustments (1)	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2009	$3,213	$4,172	$4,522	$2,863
Year ended December 31, 2008	$2,959	$4,042	$3,788	$3,213
Year ended December 31, 2007	$1,966	$2,464	$1,471	$2,959

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for billing adjustments are charged against revenues.

Additional financial statement schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or related notes included elsewhere in this report.

(a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 25th day of February 2010.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 25, 2010
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 25, 2010
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 25, 2010
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 25, 2010
David Bonderman

/s/ Warren H. Haber	Director	February 25, 2010
Warren H. Haber

/s/ Josiah O. Low, III	Director	February 25, 2010
Josiah O. Low, III

/s/ Christopher Nassetta	Director	February 25, 2010
Christopher Nassetta

/s/ Michael Glosserman	Director	February 25, 2010
Michael Glosserman

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).
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

*10.8
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.9
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.10
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.11
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.12
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

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
*10.16
First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

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

10.25
Agreement for Lease among Nokia U.K. Limited, Focus Information Limited and CoStar Group, Inc., dated November 23, 2007 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

10.26	Agreement for Lease between CoStar UK Limited and Wells Fargo & Company, dated August 25, 2009 (filed herewith).
10.27	Addendum No. 5 to Office Lease, dated as of October 23, 2009, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (filed herewith).
10.28	Sub-Underlease between CoStar UK Limited and Wells Fargo & Company, dated November 18, 2009 (filed herewith).
10.29
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

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule  listed in the Index at Item 15(a).  The financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity U.S generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As also discussed in Note 9 to the consolidated financial statements, under the heading Income Taxes, the Company adopted FASB authoritative guidance regarding Accounting for Uncertainty in Income Taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed.

/s/  Ernst & Young LLP

McLean, Virginia

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s (“CoStar”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of CoStar Group, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 25, 2010

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009

Revenues	$192,805	$212,428	$209,659
Cost of revenues	76,704	73,408	73,714
Gross margin	116,101	139,020	135,945

Operating expenses:
Selling and marketing	51,777	41,705	42,508
Software development	12,453	12,759	13,942
General and administrative	36,569	39,888	44,248
Gain on lease settlement, net	(7,613)	—	—
Purchase amortization	5,063	4,880	3,412
	98,249	99,232	104,110
Income from operations	17,852	39,788	31,835
Interest income, net	8,045	4,914	1,253
Income before income taxes	25,897	44,702	33,088
Income tax expense, net	9,946	20,079	14,395
Net income	$15,951	$24,623	$18,693

Net income per share — basic	$0.84	$1.27	$0.95
Net income per share — diluted	$0.82	$1.26	$0.94

Weighted average outstanding shares — basic	19,044	19,372	19,780
Weighted average outstanding shares — diluted	19,404	19,550	19,925

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$159,982	$205,786
Short-term investments	35,268	20,188
Accounts receivable, less allowance for doubtful accounts of approximately $3,213 and $2,863 as of December 31, 2008 and 2009, respectively	12,294	12,855
Deferred income taxes, net	2,036	3,450
Prepaid expenses and other current assets	2,903	5,128
Total current assets	212,483	247,407

Long-term investments	29,340	29,724
Deferred income taxes, net	3,392	1,978
Property and equipment, net	16,876	19,162
Goodwill	54,328	80,321
Intangibles and other assets, net	16,421	23,390
Deposits and other assets	1,544	2,597
Total assets	$334,384	$404,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,636	$3,667
Accrued wages and commissions	7,217	9,696
Accrued expenses	7,754	14,167
Income taxes payable	1,907	—
Deferred revenue	9,442	14,840
Deferred rent	1,180	1,377
Total current liabilities	29,136	43,747

Deferred income taxes, net	132	—
Income taxes payable	1,695	1,826

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 19,733 and 20,617 issued and outstanding as of December 31, 2008 and 2009, respectively	197	206
Additional paid-in capital	333,983	364,635
Accumulated other comprehensive loss	(13,796)	(7,565)
Retained earnings (accumulated deficit)	(16,963)	1,730
Total stockholders’ equity	303,421	359,006
Total liabilities and stockholders’ equity	$334,384	$404,579

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

				Additional	Accumulated Other	Retained Earnings	Total
	Comprehensive Income	Common Stock		Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2006		19,081	$191	$302,936	$4,520	$(57,537)	$250,110
Tax benefit adjustment		—	—	26	—	—	26
Balance at January 1, 2007		19,081	191	302,962	4,520	(57,537)	250,136
Net income	15,951	—	—	—	—	15,951	15,951
Foreign currency translation adjustment	873	—	—	—	873	—	873
Net unrealized gain on investments	233	—	—	—	233	—	233
Comprehensive income	$17,057
Exercise of stock options		289	3	8,127	—	—	8,130
Restricted stock grants		131	1	(1)	—	—	—
Restricted stock grants surrendered		(58)	—	(635)	—	—	(635)
Consideration for Propex		22	—	1,010	—	—	1,010
Stock compensation expense, net of forfeitures		—	—	5,399	—	—	5,399
ESPP		9	—	448	—	—	448
Excess tax benefit for exercised stock options		—	—	260	—	—	260
Balance at December 31, 2007		19,474	195	317,570	5,626	(41,586)	281,805
Net income	24,623	—	—	—	—	24,623	24,623
Foreign currency translation adjustment	(14,061)	—	—	—	(14,061)	—	(14,061)
Net unrealized loss on investments	(5,361)	—	—	—	(5,361)	—	(5,361)
Comprehensive income	$5,201
Exercise of stock options		198	2	6,555	—	—	6,557
Restricted stock grants		102	1	—	—	—	1
Restricted stock grants surrendered		(49)	(1)	(695)	—	—	(696)
Stock compensation expense, net of forfeitures		—	—	4,907	—	—	4,907
ESPP		8	—	329	—	—	329
Excess tax benefit for exercised stock options		—	—	5,317	—	—	5,317
Balance at December 31, 2008		19,733	197	333,983	(13,796)	(16,963)	303,421
Net income	18,693	—	—	—	—	18,693	18,693
Foreign currency translation adjustment	3,671	—	—	—	3,671	—	3,671
Net unrealized gain on investments	2,560	—	—	—	2,560	—	2,560
Comprehensive income	$24,924
Exercise of stock options		85	—	2,232	—	—	2,232
Restricted stock grants		237	2	—	—	—	2
Restricted stock grants surrendered		(44)	—	(672)	—	—	(672)
Stock compensation expense, net of forfeitures		—	—	6,438	—	—	6,438
ESPP		7	—	230	—	—	230
Consideration for PPR		573	6	20,897	—	—	20,903
Consideration for Resolve Technology		26	1	1,124	—	—	1,125
Excess tax benefit for exercised stock options		—	—	403	—	—	403
Balance at December 31, 2009		20,617	$206	$364,635	$(7,565)	$1,730	359,006

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2008	2009
Operating activities:
Net income	$15,951	$24,623	$18,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,778	8,360	7,583
Amortization	8,369	8,441	7,093
Deferred income tax expense, net	9,946	2,148	(2,428)
Provision for losses on accounts receivable	2,464	4,042	4,172
Excess tax benefit from stock options	(260)	(5,317)	(403)
Stock-based compensation expense	5,440	4,940	6,460
Leasehold write-off	—	—	603
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,944)	(6,196)	(1,610)
Interest receivable	(67)	533	97
Prepaid expenses and other current assets	(755)	1,464	(1,521)
Deposits and other assets	(670)	652	(1,013)
Accounts payable and other liabilities	6,981	(3,044)	2,655
Deferred revenue	(501)	262	(812)
Net cash provided by operating activities	51,732	40,908	39,569

Investing activities:
Purchases of investments	(116,609)	(4,839)	—
Sales of investments	107,286	63,949	17,159
Purchases of property and equipment and other assets	(14,271)	(3,656)	(10,544)
Acquisitions, net of cash acquired	(16,737)	(3,024)	(3,207)
Net cash (used in) provided by investing activities	(40,331)	52,430	3,408

Financing activities:
Excess tax benefit from stock options	260	5,317	403
Repurchase of restricted stock to satisfy tax withholding obligations	(635)	(695)	(672)
Proceeds from exercise of stock options	8,536	6,853	2,441
Net cash provided by financing activities	8,161	11,475	2,172

Effect of foreign currency exchange rates on cash and cash equivalents	64	(2,616)	655
Net increase in cash and cash equivalents	19,626	102,197	45,804
Cash and cash equivalents at beginning of year	38,159	57,785	159,982
Cash and cash equivalents at end of year	$57,785	$159,982	$205,786

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Reclassifications

Certain previously reported amounts on the consolidated statements of cash flows have been reclassified to conform to the Company’s current presentation.

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

Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured.

Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sales of subscription licenses and is recognized over the term of the license agreement.

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, marketing and analytic services. Additionally, cost of revenues includes the cost of data from third party data sources, which is expensed as incurred, and the amortization of database technology.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2007, 2008 and 2009.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2009 and 2008.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2008	2009
Foreign currency translation adjustment	$(8,521)	$(4,850)
Accumulated net unrealized loss on investments, net of tax	(5,275)	(2,715)
Total accumulated other comprehensive loss	$(13,796)	$(7,565)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $2.3 million, $2.8 million and $3.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies.

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

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options were approximately $8.5 million; $6.9 million and $2.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.  There were approximately $260,000, $5.3 million and $403,000 of excess tax benefits realized from stock option exercises for the years ended December 31, 2007, 2008 and 2009.

Stock-based compensation expense for stock options, restricted stock and the employee stock purchase plan included in the Company's results of operations for the years ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Cost of revenues	$926	$547	$888
Selling and marketing	1,118	400	1,125
Software development	340	423	588
General and administrative	3,056	3,570	3,859
Total	$5,440	$4,940	$6,460

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and U.S. Government Securities. As of December 31, 2008 and 2009, cash of approximately $518,000 and $519,000, respectively, was held to support letters of credit for security deposits.

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities.  Investments are carried at fair market value.

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

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit. The Company’s operating segments, U.S. and International, are the reporting units tested for potential impairment.  The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit.  The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company’s future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  The impairment loss is measured based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk in its current business model.

 Intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment.

Acquired database technology, customer base and trade names and other are related to the Company’s acquisitions (See Notes 3, 7 and 8). Acquired database technology and trade names and other are amortized on a straight-line basis over periods ranging from two to ten years. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Acquired customer bases that arose from acquisitions prior to July 1, 2001 are amortized on a straight-line basis principally over a period of ten years. Acquired customer bases that arose from acquisitions on or after July 1, 2001 are amortized on a 125% declining balance method over ten years. The cost of capitalized building photography is amortized on a straight-line basis over five years.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This guidance is effective for fiscal years beginning on or after December 31, 2007. The Company adopted this guidance on January 1, 2008 and has not elected to apply the fair value option to any of its financial instruments.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued authoritative guidance on business combinations, which changes the accounting for any business combination the Company enters into with an acquisition date after December 31, 2008. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This guidance changes the accounting treatment and disclosure for certain specific items in a business combination.  The Company adopted this guidance on January 1, 2009 and has recorded assets acquired and liabilities assumed at fair value.

In December 2007, the FASB issued authoritative guidance on non-controlling interest, which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued authoritative guidance on existing intangibles or expected future cash flows from those intangibles, which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of this guidance is not permitted. This guidance requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, this guidance requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If the Company does not have experience with similar arrangements, this guidance requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements— (Continued)

In June 2008, the FASB issued authoritative guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This guidance is effective for all annual and interim periods beginning after December 15, 2008. Adoption of this standard will require the two-class method of calculating basic earnings per share to the extent that unvested share-based payments have the right to receive non-forfeitable dividends. The Company adopted this guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued authoritative guidance related to the initial recognition, measurement and subsequent accounting for assets and liabilities arising from pre-acquisition contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This guidance requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of this guidance changes the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  The Company adopted this guidance on January 1, 2009, and expensed acquisition and deal-related costs of approximately $700,000 associated primarily with the acquisitions of Property and Portfolio Research, Inc. (“PPR”) and Resolve Technology, Inc. (“Resolve Technology”).

In April 2009, the FASB issued authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (financial and non-financial) and will require enhanced disclosures. The Company adopted this guidance for its interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s financial statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures in interim reporting periods concerning the fair value of financial instruments that were previously only required in the annual financial statements. The Company adopted the provisions of this guidance for the interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s financial statements.

In April 2009, the FASB issued authoritative guidance that redefines what constitutes an other-than-temporary impairment, defines credit and non-credit components of an other-than-temporary impairment, prescribes their financial statement treatment, and requires enhanced disclosures relating to such impairments. The Company adopted this guidance for the interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s financial statements.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for all interim and annual reporting periods ending after June 15, 2009. This guidance has not and is not expected to result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements— (Continued)

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance will be effective for the first annual reporting period beginning after November 15, 2009. This guidance is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the disclosures in the Company’s financial statements.

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for measuring and allocating revenue to one or more units of accounting.  In addition, the FASB issued authoritative guidance on arrangements that include software elements.  Under this guidance, tangible products containing software components and non-software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance. This guidance is effective using the prospective application or the retrospective application for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with earlier application permitted. The Company is currently assessing the impacts adoption of this guidance may have on its financial statements.

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance is not expected to materially impact the Company’s results of operations or financial position, but will require changes to the disclosures in its interim and annual financial statements.

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

On July 17, 2009, the Company acquired all of the issued and outstanding equity securities of PPR, and its wholly owned subsidiary Property and Portfolio Research Ltd., providers of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. The Company acquired PPR from DMG Information, Inc. (“DMGI”) in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, 433,667 shares of the Company’s common stock were issued to DMGI, and the remaining 139,332 shares were issued to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments.  The purchase accounting is preliminary and is subject to change upon completion of the purchase accounting.

The purchase price for the PPR acquisition was allocated as follows (in thousands):

Working capital	$(5,479)
Acquired trade names and other	810
Acquired customer base	5,300
Acquired database technology	3,700
Goodwill	16,572
Total purchase consideration	$20,903

On October 19, 2009, the Company acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares, or approximately $1.1 million, of CoStar common stock, which shares are subject to a three-year lockup.   Additionally, the seller may be entitled to receive (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.   The purchase accounting is preliminary and is subject to change upon completion of the purchase accounting.

The purchase price for the Resolve acquisition was allocated as follows (in thousands):

Purchase price in cash and stock	$4,499
Deferred consideration	3,052
Total purchase consideration	$7,551

Working capital	$(550)
Acquired trade names and other	430
Acquired customer base	890
Acquired database technology	1,200
Goodwill	5,581
Total purchase consideration	$7,551

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ACQUISITIONS — (CONTINUED)

These acquisitions were accounted for using purchase accounting. The purchase price for the First CLS, Inc. acquisition was primarily allocated to acquired customer base and goodwill. For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles will be amortized over their estimated useful lives.  Goodwill for these acquisitions will not be amortized, but is subject to annual impairment tests.  Goodwill is comprised of acquired workforce. The results of operations of First CLS, Inc., PPR, and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

4. INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities.  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2009 are as follows (in thousands):

Maturity	Fair Value
Due in:
2010	$3,072
2011-2014	16,634
2015-2019	106
2020 and thereafter	30,100
Available-for-sale investments	$49,912

The realized gains on the Company’s investments for the years ended December 31, 2008 and 2009 were approximately $329,000 and $4,000, respectively.  The realized losses on the Company’s investments for the years ended December 31, 2008 and 2009 were approximately $489,000 and $5,000, respectively.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend and interest income are recognized when earned.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

As of December 31, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$12,987	$5	$(14)	$12,978
Corporate debt securities	6,396	331	—	6,727
Residential mortgage-backed securities	394	—	(7)	387
Government-sponsored enterprise obligations	97	—	(1)	96
Auction rate securities	32,750	—	(3,026)	29,724
Available-for-sale investments	$52,624	$336	$(3,048)	$49,912

The unrealized losses on the Company’s investments as of December 31, 2008 and 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2008 and 2009.  See Note 5 to the consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

The components of the investments in an unrealized loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2008		2009
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Collateralized debt obligations	$19,151	$(1,323)	$7,578	$(14)
Corporate debt securities	2,558	(156)	—	—
Residential mortgage-backed securities	427	(15)	387	(7)
Government-sponsored enterprise obligations	—	—	96	(1)
Auction rate securities	—	—	29,724	(3,026)
	$22,136	$(1,494)	$37,785	$(3,048)

The components of the investments in an unrealized loss position for less than twelve months consists of the following (in thousands):

	December 31,
	2008		2009
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Collateralized debt obligations	$3,022	$(84)	$—	$—
Corporate debt securities	3,807	(268)	—	—
Residential mortgage-backed securities	36	(1)	—	—
Government-sponsored enterprise obligations	130	(14)	—	—
Auction rate securities	29,340	(3,710)	—	—
	$36,335	$(4,077)	$—	$—

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

The gross unrealized gains on the Company’s investments as of December 31, 2008 and 2009 were approximately $128,000 and $336,000, respectively.

5. FAIR VALUE

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company adopted this guidance as of January 1, 2008 for financial instruments.  Although the adoption of the guidance did not materially impact its financial position, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$38,721	$—	$—	$38,721
Money market funds	167,065	—	—	167,065
Collateralized debt obligations	—	12,978	—	12,978
Corporate debt securities	—	6,727	—	6,727
Residential mortgage-backed securities	—	387	—	387
Government-sponsored enterprise obligations	—	96	—	96
Auction rate securities	—	—	29,724	29,724
Total assets measured at fair value	$205,786	$20,188	$29,724	$255,698
Liabilities:
Deferred consideration	$—	$—	$3,082	$3,082
Total liabilities measured at fair value	$—	$—	$3,082	$3,082

The Company’s Level 2 assets consist of collateralized debt obligations, corporate debt securities, residential mortgage-backed securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s Level 2 assets are valued using matrix pricing.

The Company’s Level 3 assets consist of auction rate securities (“ARS”), whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to December 31, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized gain included in other comprehensive loss	684
Net settlements	(300)
Balance at December 31, 2009	$29,724

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of December 31, 2009, the Company held ARS with $32.8 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2009.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2009.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods, and default risk.  Based on this assessment of fair value, as of December 31, 2009, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

The Company’s Level 3 liabilities consist of a $3.1 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be subject to extension to a date no later than December 31, 2014.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2008 to December 31, 2009 (in thousands):

Deferred Consideration
Balance at December 31, 2008	$—
Deferred consideration upon acquisition	3,052
Accretion for 2009	30
Balance at December 31, 2009	$3,082

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

The Company has used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of December 31, 2009.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2009

Leasehold improvements	$7,808	$10,333
Furniture, office equipment and research vehicles	19,305	20,279
Computer hardware and software	27,938	28,259
	55,051	58,871
Accumulated depreciation and amortization	(38,175)	(39,709)
Property and equipment, net	$16,876	$19,162

7. GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2007	$30,428	$31,426	$61,854
Acquisitions	1,119	—	1,119
Effect of foreign currency translation	—	(8,645)	(8,645)
Goodwill, December 31, 2008	31,547	22,781	54,328
Acquisitions	23,858	—	23,858
Effect of foreign currency translation	—	2,280	2,280
Purchase accounting adjustment	(145)	—	(145)
Goodwill, December 31, 2009	$55,260	$25,061	$80,321

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008, which was decreased by $145,000 in 2009, upon completion of purchase accounting.  Approximately $1.7 million in additional goodwill was recorded in connection with the First CLS, Inc. acquisition as a result of the payment of deferred consideration of $1.7 million in August 2009.  The Company recorded goodwill of approximately $16.6 million in connection with the July 2009 acquisition of PPR.  Initially in July 2009, the Company had recorded $12.1 million in goodwill for the PPR acquisition, that was increased by $4.5 million in December 2009 upon completion of the Company’s review of the income tax attributes and deferred taxes related to the PPR.purchase accounting. The Company recorded goodwill of approximately $5.6 million in connection with the Resolve Technology acquisition in October 2009

During the fourth quarters of 2008 and 2009, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

			Weighted-Average
	December 31,		Amortization Period
	2008	2009	(in years)

Building photography	$11,011	$11,504	5
Accumulated amortization	(7,711)	(9,089)
Building photography, net	3,300	2,415

Acquired database technology	20,711	25,790	4
Accumulated amortization	(20,361)	(21,144)
Acquired database technology, net	350	4,646

Acquired customer base	48,198	55,770	10
Accumulated amortization	(37,192)	(41,208)
Acquired customer base, net	11,006	14,562

Acquired trade names and other	7,744	9,755	7
Accumulated amortization	(5,979)	(7,988)
Acquired trade names and other, net	1,765	1,767

Intangibles and other assets, net	$16,421	$23,390

Amortization expense for intangibles and other assets was approximately $8.4 million for the years ended December 31, 2007 and 2008, respectively and $7.1 million for the year ended December 31, 2009.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2009 for future periods is expected to be approximately $3.8 million, $3.4 million, $3.3 million, $2.3 million and $1.8 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current:
Federal	$574	$18,289	$15,194
State	821	3,842	1,593
Foreign	—	—	26
Total current	1,395	22,131	16,813
Deferred:
Federal	9,716	(408)	(2,097)
State	72	(52)	(199)
Foreign	(1,237)	(1,592)	(122)
Total deferred	8,551	(2,052)	(2,418)
Total provision for income taxes	$9,946	$20,079	$14,395

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2008	2009

Deferred tax assets:
Reserve for bad debts	$928	$1,093
Accrued compensation	2,144	3,156
Stock compensation	2,115	3,168
Net operating losses	3,077	2,985
Accrued reserve	—	238
Capital loss carryovers	345	348
Unrealized loss on securities	2,088	1,076
Other liabilities	1,401	317
Total deferred tax assets	12,098	12,381

Deferred tax liabilities:
Prepaids	(522)	(638)
Depreciation	(626)	(587)
Intangibles	(2,607)	(2,743)
Total deferred tax liabilities	(3,755)	(3,968)

Net deferred tax asset	8,343	8,413
Valuation allowance	(3,047)	(2,985)
Net deferred taxes	$5,296	$5,428

The net long-term deferred tax liability shown on the balance sheet includes deferred tax liabilities and assets related to the international operations of the Company.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

For the years ended December 31, 2008 and 2009, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The Company’s change in valuation allowance was an increase of approximately $3.0 million for the year ended December 31, 2008 and a decrease of approximately $62,000 for the year ended December 31, 2009. The decrease for the year ended December 31, 2009 is primarily due to the decrease in unrealized losses on securities, which was offset by an increase in the valuation allowance for foreign loss carryforwards. The valuation allowance for the deferred tax asset for unrealized losses has been recorded as an adjustment to accumulated other comprehensive loss. The valuation allowance for the years ended December 31, 2008 and 2009 also includes an allowance for capital loss carryforwards and for state net operating loss carryforwards.

For the year ended December 31, 2009, the Company had income of approximately $39.0 million subject to applicable U.S. federal and state income tax laws and a loss of approximately $5.9 million subject to applicable international tax laws.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Expected federal income tax provision at statutory rate	$8,805	$15,646	$11,581
State income taxes, net of federal benefit	841	2,505	1,778
Foreign income taxes, net effect	156	497	347
Stock compensation	146	87	300
(Decrease) increase in valuation allowance	(274)	1,023	1,446
Disregarded entity election	—	—	(1,477)
Other adjustments	272	321	420
Income tax expense, net	$9,946	$20,079	$14,395

The Company paid approximately $1.1 million, $13.4 million, and $19.4 million in income taxes for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $12.6 million, which do not expire.

The Company adopted FASB authoritative guidance for uncertain income tax positions on January 1, 2007. As a result of the implementation of this guidance, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $217,000 of unrecognized tax benefits, all of which would favorably affect the effective tax rate if recognized in future periods, and $52,000 of accrued penalties and $47,000 of accrued interest. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of January 1, 2007	$217
Increase for current year tax positions	44
Decrease for prior year tax positions	(6)
Expiration of the statute of limitation for assessment of taxes	(22)
Unrecognized tax benefit as of December 31, 2007	$233

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

Unrecognized tax benefit as of December 31, 2007	$233
Increase for current year tax positions	1,451
Decrease for prior year tax positions	(9)
Expiration of the statute of limitation for assessment of taxes	(117)
Unrecognized tax benefit as of December 31, 2008	1,558
Increase for current year tax positions	69
Increase for prior year tax positions	257
Expiration of the statute of limitation for assessment of taxes	(28)
Unrecognized tax benefit as of December 31, 2009	$1,856

Approximately $217,000 and $142,000 of the unrecognized tax benefit as of December 31, 2009, and 2008, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. During 2009, the Company recognized approximately $(10,000) of interest and $20,000 of penalties, and had total accruals of approximately $164,000 for interest and $54,000 for penalties as of December 31, 2009. During 2008, the Company recognized approximately $145,000 of interest and $9,000 of penalties, and had total accruals of approximately $173,000 for interest and $34,000 for penalties as of December 31, 2008. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s federal and state income tax returns for tax years 2006 through 2008 remain open to examination. The Company’s U.K. income tax returns for tax years 2003 through 2008 remain open to examination.

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2007, 2008 and 2009 was approximately $8.1 million, $8.0 million and $9.1 million, respectively.

Future minimum lease payments as of December 31, 2009 are as follows (in thousands):

2010	$10,530
2011	6,840
2012	4,911
2013	2,410
2014	651
2015 and thereafter	883
$26,225

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES — (CONTINUED)

The Company and its wholly owned subsidiary CoStar U.K. Limited are defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to obligations under an agreement to sublease certain office space from Nokia.  Nokia served its complaint upon the Company in September 2009, and the litigation is in its very early stages.  If there is a trial, it is not expected to occur until October 2010. The Company has filed a response asserting that Nokia’s claim is without merit.  The Company intends to defend itself vigorously against Nokia’s claim.  Since the outcome of these legal proceedings is uncertain at this time and because Nokia has requested equitable relief as an alternative to financial relief, the Company cannot estimate the amount of liability, if any, that could result from an adverse resolution of this matter.

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of auction rate securities for the Company’s account.  An arbitration hearing was originally scheduled to begin during the week beginning December 7, 2009, but was rescheduled at the request of CSFB and is now set to begin on March 8, 2010.  The Company expects to receive a ruling on its claim during the second quarter of 2010.  Since the outcome of this legal proceeding is uncertain at this time, the Company cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

On December 8, 2009, a former employee filed a lawsuit against the Company in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  The Company believes that the lawsuit is meritless and intends to defend itself vigorously against these claims and any certification of class status.  Nevertheless, because the lawsuit is in its early stages, the outcome of the claim is uncertain at this time and the Company cannot estimate the amount of liability, if any, that could result from an adverse resolution of this matter.

In December 2009, the Company and LoopNet, Inc. settled all pending litigation between the companies.  No monetary consideration was involved in the settlement.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of the Company’s current litigation, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation.  In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the consolidated financial statements for unfavorable results, if any. Legal defense costs are expensed as incurred.

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

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Revenues
United States	$170,298	$190,075	$191,556
International
External customers	22,507	22,353	18,103
Intersegment revenue	—	—	898
Total international revenue	22,507	22,353	19,001
Intersegment eliminations	—	—	(898)
Total revenues	$192,805	$212,428	$209,659

EBITDA
United States	$32,872	$58,813	$47,697
International	1,127	(2,224)	(1,186)
Total EBITDA	$33,999	$56,589	$46,511

Reconciliation of EBITDA to net income
EBITDA	$33,999	$56,589	$46,511
Purchase amortization in cost of revenues	(2,170)	(2,284)	(2,389)
Purchase amortization in operating expenses	(5,063)	(4,880)	(3,412)
Depreciation and other amortization	(8,914)	(9,637)	(8,875)
Interest income, net	8,045	4,914	1,253
Income tax expense, net	(9,946)	(20,079)	(14,395)
Net income	$15,951	$24,623	$18,693

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at cost plus an agreed margin, which the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

International EBITDA includes a corporate allocation of approximately $2.6 million, $1.1 million and $500,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Summarized information by segment consists of the following (in thousands):

	December 31,
	2008	2009
Property and equipment, net
United States	$13,927	$14,851
International	2,949	4,311
Total property and equipment, net	$16,876	$19,162

Goodwill
United States	$31,547	$55,260
International	22,781	25,061
Total goodwill	$54,328	$80,321

Assets
United States	$353,084	$424,479
International	43,474	44,558
Total segment assets	$396,558	$469,037

Reconciliation of segment assets to total assets
Total segment assets	$396,558	$469,037
Investment in subsidiaries	(18,343)	(18,344)
Intercompany receivables	(43,831)	(46,114)
Total assets	$334,384	$404,579

Liabilities
United States	$24,180	$37,838
International	40,053	46,678
Total segment liabilities	$64,233	$84,516

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$64,233	$84,516
Intercompany payables	(33,270)	(38,943)
Total liabilities	$30,963	$45,573

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

14.  NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net income	$15,951	$24,623	$18,693
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,044	19,372	19,780
Effect of dilutive securities:
Stock options and restricted stock	360	178	145
Denominator for diluted net income per share — weighted-average outstanding shares	19,404	19,550	19,925

Net income per share — basic	$0.84	$1.27	$0.95
Net income per share — diluted	$0.82	$1.26	$0.94

Stock options to purchase approximately 80,400, 250,200 and 483,800 shares were outstanding as of December 31, 2007, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. The Company has reserved the following shares of common stock for issuance under the 2007 Plan: (a) 1,000,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007 that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date.  Approximately 880,000 and 430,000 shares were available for future grant under the 2007 Plan as of December 31, 2008 and 2009, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS —  (CONTINUED)

Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,274,477	$9.00 - $52.13	$32.23
Granted	7,000	$48.25 - $54.12	$50.77
Exercised	(288,757)	$9.00 - $45.18	$28.16
Canceled or expired	(24,875)	$21.28 - $51.92	$44.82
Outstanding at December 31, 2007	967,845	$16.20 - $54.12	$33.25
Granted	93,900	$43.99 - $55.07	$45.76
Exercised	(198,434)	$17.77 - $45.18	$33.05
Canceled or expired	(47,725)	$39.00 - $52.13	$46.36
Outstanding at December 31, 2008	815,586	$16.20 - $55.07	$33.98
Granted	267,756	$25.00 - $40.13	$31.05
Exercised	(85,228)	$17.35 - $36.38	$26.20
Canceled or expired	(44,818)	$30.06 - $46.81	$39.40
Outstanding at December 31, 2009	953,296	$16.20 - $55.07	$33.60	5.54	$9,119

Exercisable at December 31, 2007	826,782	$16.20 - $52.13	$31.07
Exercisable at December 31, 2008	701,975	$16.20 - $54.12	$31.84
Exercisable at December 31, 2009	650,063	$16.20 - $55.07	$33.60	3.87	$6,376

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2007, 2008 and 2009 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2007, 2008 and 2009, that had an exercise price less than the closing price on that date. Options to purchase 288,757, 198,434, and 85,228 shares were exercised for the years ended December 31, 2007, 2008, and 2009, respectively.  The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $7.5 million, $3.4 million and $1.2 million, respectively.

At December 31, 2009, there was $11.3 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.2 years.

The weighted-average grant date fair value of each option granted during the years ended December 2007, 2008 and 2009 was $32.70, $27.81and $12.72, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2007	2008	2009

Dividend yield	0%	0%	0%
Expected volatility	61%	59%	43%
Risk-free interest rate	4.7%	3.0%	2.2%
Expected life (in years)	5	5	3

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$16.20 - $20.30	146,522	2.13	$18.85	146,522	$18.85
$20.60 - $24.88	44,000	2.33	$23.13	44,000	$23.13
$25.00 - $25.00	133,600	9.16	$25.00	0	$0.00
$25.01 - $30.06	139,516	3.26	$28.71	139,516	$28.71
$30.75 - $37.42	108,276	8.93	$36.62	7,063	$31.86
$38.63 - $39.53	106,057	4.00	$39.10	106,057	$39.10
$39.81 - $43.99	106,375	7.31	$43.00	50,289	$42.56
$44.06 - $51.92	150,950	5.74	$47.89	149,616	$47.88
$54.12 - $54.12	3,000	7.42	$54.12	2,000	$54.12
$55.07 - $55.07	15,000	8.67	$55.07	5,000	$55.07
$16.20 - $55.07	953,296	5.54	$33.60	650,063	$33.60

The following table presents unvested restricted stock awards activity for the year ended December 31, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2008	273,353	$49.12
Granted	236,661	$29.43
Vested	(67,433)	$45.52
Canceled	(23,234)	$34.33
Unvested restricted stock at December 31, 2009	419,347	$39.40

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. EMPLOYEE BENEFIT PLANS — (CONTINUED)

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees.  The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2007and 2008, the Company matched 100% of employee contributions up to a maximum of 6% of total compensation. In 2009, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation.  Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2007, 2008 and 2009 were approximately $2.3 million, $2.6 million and $1.4 million, respectively. The Company paid administrative expenses in connection with the 401(k) plan of approximately $22,000, $28,000 and $0 for the years ended December 31, 2007, 2008 and 2009, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2007, 2008 and 2009 were approximately $281,000, $265,000 and $130,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates.  There were 78,840 and 72,237 shares available for purchase under the plan as of December 31, 2008 and 2009, respectively and approximately 7,400 and 6,600 shares of the Company’s common stock were purchased during 2008 and 2009, respectively.

16. RELATED PARTY TRANSACTIONS

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

17. SUBSEQUENT EVENTS

In February 2010, the Company purchased a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. together with the tenancy in the underlying ground lease for the property for a purchase price of $41.25 million in cash. This facility will be used primarily by the Company’s U.S. segment. The Company intends to begin relocating its Bethesda-based employees and infrastructure to the new building starting in the second quarter of 2010. The Company currently expects to complete its relocation by October 2010 and allow the lease of its Bethesda property to expire.

In February 2010, the Company assumed the ground lease for the parcel of land under a building purchased in Washington, D.C. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then $918,040 annually to February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

Subsequent events have been evaluated through February 25, 2010, the date these financial statements were issued.