Form 10-K/A
period 2009-12-31
COSTAR GROUP INC
filed 2010-03-04
CIK 1057352

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

Explanatory Note

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on February 26, 2010 (the “Original Filing”), is filed solely to correct a typographical error that resulted in the independent registered public accounting firm’s report included in Part II, Item 8 truncating the following words from the final paragraph of the financial statement opinion: “an unqualified opinion thereon.” This Amendment No. 1 corrects the audit report to properly include the words “an unqualified opinion thereon” at the end of the final paragraph of the financial statement opinion. Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 8, as amended, is repeated in this Amendment No. 1.

PART II

Item 8.	Financial Statements and Supplementary Data

COSTAR GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE
AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule  listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As also discussed in Note 9 to the consolidated financial statements, under the heading Income Taxes, the Company adopted FASB authoritative guidance regarding Accounting for Uncertainty in Income Taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

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

Consolidated Quarterly Results of Operations (Unaudited)

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

(a)(2) Financial statement schedules:  Schedule II - Valuation and Qualifying Accounts.

(a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 3rd day of March 2010.

COSTAR GROUP, INC.

By:	/s/ Brian J. Radecki
Brian J. Radecki
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.26
Agreement for Lease between CoStar UK Limited and Wells Fargo & Company, dated August 25, 2009 (Incorporated by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.27
Addendum No. 5 to Office Lease, dated as of October 23, 2009, between Newlands Building Venture, LLC, and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.28
Sub-Underlease between CoStar UK Limited and Wells Fargo & Company, dated November 18, 2009 (Incorporated by reference to Exhibit 10.28 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.29
Contract for Sale and Purchase between Focus Information Limited and Trafigura Limited, dated September 14, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management Contract or Compensatory Plan or Arrangement.