Form 10-Q
period 2010-03-31
COSTAR GROUP INC
filed 2010-04-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 16, 2010, there were 20,688,559 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$55,093	$51,370
Cost of revenues	21,200	16,894
Gross margin	33,893	34,476

Operating expenses:
Selling and marketing	12,629	9,161
Software development	4,197	3,178
General and administrative	11,275	10,450
Purchase amortization	690	946
	28,791	23,735

Income from operations	5,102	10,741
Interest and other income, net	238	442

Income before income taxes	5,340	11,183
Income tax expense, net	2,451	5,077

Net income	$2,889	$6,106

Net income per share — basic	$0.14	$0.31
Net income per share — diluted	$0.14	$0.31

Weighted average outstanding shares — basic	20,249	19,468
Weighted average outstanding shares — diluted	20,602	19,562

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$170,206	$205,786
Short-term investments	18,700	20,188
Accounts receivable, less allowance for doubtful accounts of approximately $2,473 and $2,863 as of March 31, 2010 and December 31, 2009, respectively	12,746	12,855
Deferred income taxes, net	3,279	3,450
Prepaid expenses and other current assets	7,649	5,128
Total current assets	212,580	247,407

Long-term investments	29,549	29,724
Deferred income taxes, net	2,350	1,978
Fixed assets, net	60,684	19,162
Goodwill	78,975	80,321
Intangibles and other assets, net	21,607	23,390
Deposits and other assets	2,119	2,597
Total assets	$407,864	$404,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,208	$3,667
Accrued wages and commissions	6,941	9,696
Accrued expenses and deferred rent	16,745	15,544
Deferred revenue	16,766	14,840
Total current liabilities	43,660	43,747

Income taxes payable	1,845	1,826
Total liabilities	45,505	45,573

Total stockholders’ equity	362,359	359,006

Total liabilities and stockholders’ equity	$407,864	$404,579

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$2,889	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,145	1,936
Amortization	1,503	1,740
Excess tax benefit from stock options	(329)	—
Stock-based compensation expense	2,007	1,587
Deferred income tax expense, net	(182)	34
Provision for losses on accounts receivable	562	1,502
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(633)	(3,484)
Prepaid expenses and other current assets	(2,505)	(96)
Deposits and other assets	458	42
Accounts payable and other liabilities	(1,406)	(431)
Deferred revenue	2,131	385
Net cash provided by operating activities	6,640	9,321

Investing activities:
Sales of investments	1,676	2,629
Purchases of fixed assets and other assets	(43,946)	(1,037)
Net cash (used in) provided by investing activities	(42,270)	1,592

Financing activities:
Excess tax benefit from stock options	329	—
Repurchase of restricted stock to satisfy tax withholding obligations	(851)	(215)
Proceeds from exercise of stock options	795	81
Net cash provided by (used in) financing activities	273	(134)

Effect of foreign currency exchange rates on cash and cash equivalents	(223)	(137)
Net (decrease) increase in cash and cash equivalents	(35,580)	10,642
Cash and cash equivalents at the beginning of period	205,786	159,982
Cash and cash equivalents at the end of period	$170,206	$170,624

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2010 and 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net income	$2,889	$6,106
Foreign currency translation adjustment	(1,829)	(684)
Net unrealized gain on investments, net of tax	13	869
Total comprehensive income	$1,073	$6,291

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Foreign currency translation adjustment	$(6,679)	$(4,850)
Accumulated net unrealized loss on investments, net of tax	(2,702)	(2,715)
Total accumulated other comprehensive loss	$(9,381)	$(7,565)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Numerator:
Net income	$2,889	$6,106
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	20,249	19,468
Effect of dilutive securities:
Stock options and restricted stock	353	94
Denominator for diluted net income per share — weighted-average outstanding shares	20,602	19,562

Net income per share — basic	$0.14	$0.31
Net income per share — diluted	$0.14	$0.31

Employee stock options with exercise prices greater than the average quarterly market price of the Company’s common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Employee stock options	365	492

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.

Stock-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options were approximately $100,000 and $800,000 for the three months ended March 31, 2009 and 2010, respectively.  There were approximately $0 and $300,000 of excess tax benefits realized from stock option exercises for the three months ended March 31, 2009 and 2010, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options, restricted stock and stock purchases under the employee stock purchase plan included in the Company’s results of operations for the three months ended March 31, 2010 and 2009, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cost of revenues	$317	$193
Selling and marketing	228	258
Software development	200	150
General and administrative	1,262	986
Total stock-based compensation	$2,007	$1,587

Options to purchase 24,957 and 1,500 shares were exercised during the three months ended March 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, except for the following:

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

3.	ACQUISITIONS

On July 17, 2009, the Company acquired all of the issued and outstanding equity securities of Property and Portfolio Research, Inc. (“PPR”) and its wholly owned subsidiary Property and Portfolio Research Ltd., providers of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. The Company acquired PPR from DMG Information, Inc. (“DMGI”) in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, 433,667 shares of the Company’s common stock were issued to DMGI, and the remaining 139,332 shares were issued to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS – (CONTINUED)

The purchase price for the PPR acquisition was allocated as follows (in thousands):

Working capital	$(5,479)
Acquired trade names and other	810
Acquired customer base	5,300
Acquired database technology	3,700
Goodwill	16,572
Total purchase consideration	$20,903

On October 19, 2009, the Company acquired all of the outstanding capital stock of Resolve Technology, Inc. (“Resolve Technology”),  a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date, which shares are subject to a three-year lockup.   Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be extended to a date no later than December 31, 2014.

The purchase price for the Resolve Technology acquisition was allocated as follows (in thousands):

Purchase price in cash and stock	$4,499
Deferred consideration	3,052
Total purchase consideration	$7,551

Working capital	$(550)
Acquired trade names and other	430
Acquired customer base	890
Acquired database technology	1,200
Goodwill	5,581
Total purchase consideration	$7,551

These acquisitions were accounted for using purchase accounting.  For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles will be amortized over their estimated useful lives.  Goodwill for these acquisitions will not be amortized, but is subject to annual impairment tests.  Goodwill is comprised of acquired workforce. The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (ARS).  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of March 31, 2010 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2010 — March 31, 2011	$3,043
April 1, 2011 — March 31, 2015	15,567
April 1, 2015 — March 31, 2020	90
After March 31, 2020	29,549
Available-for-sale investments	$48,249

The Company had no realized gains on its investments for the three months ended March 31, 2010 and 2009. The realized losses on the Company’s investments for the three months ended March 31, 2010 and 2009 were approximately $40,000 and $1,000, respectively.

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

As of March 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$11,874	$9	$(3)	$11,880
Corporate debt securities	6,409	321	—	6,730
Government-sponsored enterprise obligations	91	—	(1)	90
Auction rate securities	32,575	—	(3,026)	29,549
Available-for-sale investments	$50,949	$330	$(3,030)	$48,249

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

As of December 31, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$12,987	$5	$(14)	$12,978
Corporate debt securities	6,396	331	—	6,727
Residential mortgage-backed secuities	394	—	(7)	387
Government-sponsored enterprise obligations	97	—	(1)	96
Auction rate securities	32,750	—	(3,026)	29,724
Available-for-sale investments	$52,624	$336	$(3,048)	$49,912

The unrealized losses on the Company’s investments as of March 31, 2010 and December 31, 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of March 31, 2010 and December 31, 2009, respectively.  See Note 5 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	March 31,		December 31,
	2010		2009
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$5,664	$(3)	$7,578	$(14)
Residential mortgage-backed securities	—	—	387	(7)
Government-sponsored enterprise obligations	90	(1)	96	(1)
Auction rate securities	29,549	(3,026)	29,724	(3,026)
	$35,303	$(3,030)	$37,785	$(3,048)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2010 and December 31, 2009, respectively.

The gross unrealized gains on the Company’s investments as of March 31, 2010 and December 31, 2009 were approximately $330,000 and $336,000, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE

The FASB issued authoritative guidance that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$57,417	$—	$—	$57,417
Money market funds	112,789	—	—	112,789
Collateralized debt obligations	—	11,880	—	11,880
Corporate debt securities	—	6,730	—	6,730
Government-sponsored enterprise obligations	—	90	—	90
Auction rate securities	—	—	29,549	29,549
Total assets measured at fair value	$170,206	$18,700	$29,549	$218,455
Liabilities:
Deferred consideration	$—	$—	$3,120	$3,120
Total liabilities measured at fair value	$—	$—	$3,120	$3,120

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

The Company’s Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$29,724	$29,340
Unrealized loss included in other comprehensive loss	—	—
Net settlements	(175)	—
Balance at end of period (unaudited)	$29,549	$29,340

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized gain included in other comprehensive loss	684
Net settlements	(300)
Balance at December 31, 2009	$29,724
Unrealized loss included in other comprehensive loss	—
Net settlements	(175)
Balance at March 31, 2010 (unaudited)	$29,549

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of March 31, 2010, the Company held ARS with $32.6 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2010.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of March 31, 2010, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

The Company’s Level 3 liabilities consist of a $3.1 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be extended to a date no later than December 31, 2014.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
Balance at beginning of period	$3,082
Accretion from January 1, 2010 – March 31, 2010	38
Balance at March 31, 2010 (unaudited)	$3,120

There were no Level 3 liabilities as of March 31, 2009.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2008 to March 31, 2010 (in thousands):

Deferred Consideration
Balance at December 31, 2008	$—
Deferred consideration upon acquisition	3,052
Accretion for 2009	30
Balance at December 31, 2009	3,082
Accretion from January 1, 2010 – March 31, 2010	38
Balance at March 31, 2010 (unaudited)	$3,120

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of March 31, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on individual customers mitigate the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment from December 31, 2008 to March 31, 2010 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2008	$31,547	$22,781	$54,328
Acquisitions	23,858	—	23,858
Effect of foreign currency translation	—	2,280	2,280
Purchase accounting adjustment	(145)	—	(145)
Goodwill, December 31, 2009	55,260	25,061	80,321
Effect of foreign currency translation	—	(1,346)	(1,346)
Goodwill, March 31, 2010 (unaudited)	$55,260	$23,715	$78,975

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008, which was decreased by $145,000 in 2009, upon completion of purchase accounting.  Approximately $1.7 million in additional goodwill was recorded in connection with the First CLS, Inc. acquisition as a result of the payment of deferred consideration of $1.7 million in August 2009.  The Company recorded goodwill of approximately $16.6 million in connection with the July 2009 acquisition of PPR.  Initially in July 2009, the Company had recorded $12.1 million in goodwill for the PPR acquisition, that was increased by $4.5 million in December 2009 upon completion of the Company’s review of the income tax attributes and deferred taxes related to the PPR purchase accounting. The Company recorded goodwill of approximately $5.6 million in connection with the Resolve Technology acquisition in October 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2010	December 31, 2009	Weighted- Average Amortization Period (in years)
	(unaudited)
Building photography	$11,481	$11,504	5
Accumulated amortization	(9,338)	(9,089)
Building photography, net	2,143	2,415

Acquired database technology	25,684	25,790	4
Accumulated amortization	(21,302)	(21,144)
Acquired database technology, net	4,382	4,646

Acquired customer base	55,039	55,770	10
Accumulated amortization	(41,490)	(41,208)
Acquired customer base, net	13,549	14,562

Acquired trade names and other	9,539	9,755	7
Accumulated amortization	(8,006)	(7,988)
Acquired trade names and other, net	1,533	1,767

Intangibles and other assets, net	$21,607	$23,390

8.	INCOME TAXES

The income tax provision for the three months ended March 31, 2010 and 2009 reflects an effective tax rate of approximately 46% and 45%, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Company and its wholly owned subsidiary CoStar U.K. Limited are defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to obligations under an agreement to sublease certain office space from Nokia.  Nokia served its complaint upon the Company in September 2009, and the litigation is in its early stages.  If there is a trial, it is not expected to occur until October 2010. The Company has filed a response asserting that Nokia’s claim is without merit.  The Company intends to defend itself vigorously against Nokia’s claim.  Since the outcome of these legal proceedings is uncertain at this time and because Nokia has requested equitable relief as an alternative to financial relief, the Company cannot estimate the amount of liability, if any, that could result from an adverse resolution of this matter.

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for the Company’s account.  The Company’s complaint includes breach of contract, fraud, breach of fiduciary duty and other causes of action in relation to representations made by CSFB about the ARS purchased for CoStar’s account.  Initial arbitration hearings were conducted in early March 2010, and the Company expects additional hearings will occur in late April and early May 2010. The Company expects to receive a ruling on its claim during 2010.  Since the outcome of this legal proceeding is uncertain at this time, the Company cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

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

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At March 31, 2010, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation.  In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the condensed consolidated financial statements for unfavorable results, if any. Legal defense costs are expensed as incurred.

10.	SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate approximately 95% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Revenues
United States	$50,617	$47,132
International
External customers	4,476	4,238
Intersegment revenue	332	—
Total international revenue	4,808	4,238
Intersegment eliminations	(332)	—
Total revenues	$55,093	$51,370

EBITDA
United States	$9,412	$14,586
International	(662)	(169)
Total EBITDA	$8,750	$14,417

Reconciliation of EBITDA to net income
EBITDA	$8,750	$14,417
Purchase amortization in cost of revenues	(500)	(479)
Purchase amortization in operating expenses	(690)	(946)
Depreciation and other amortization	(2,458)	(2,251)
Interest income, net	238	442
Income tax expense, net	(2,451)	(5,077)
Net income	$2,889	$6,106

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.  PPR was acquired in July 2009.

International EBITDA includes a corporate allocation of approximately $200,000 and $100,000 for the three months ended March 31, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Fixed assets, net
United States	$56,955	$14,851
International	3,729	4,311
Total fixed assets, net	$60,684	$19,162

Goodwill
United States	$55,260	$55,260
International	23,715	25,061
Total goodwill	$78,975	$80,321

Assets
United States	$431,458	$424,479
International	41,571	44,558
Total operating segment assets	$473,029	$469,037

Reconciliation of operating segment assets to total assets
Total operating segment assets	$473,029	$469,037
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(46,821)	(46,114)
Total assets	$407,864	$404,579

Liabilities
United States	$37,946	$37,838
International	45,207	46,678
Total operating segment liabilities	$83,153	$84,516

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$83,153	$84,516
Intercompany payables	(37,648)	(38,943)
Total liabilities	$45,505	$45,573

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	PURCHASE OF BUILDING

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

In connection with the purchase of the building, the Company assumed the ground lease for the parcel of land under a building purchased in Washington, D.C. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then $918,040 annually to February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

The purchase of the building was accounted for as an asset acquisition.  The total purchase price of $41.25 million, plus $1.7 million of direct transaction costs was allocated to the building.  No other significant assets or liabilities were acquired in this transaction.

12.	RELATED PARTY TRANSACTIONS

In April 2009, the Company entered into an engagement with ghSMART & Company, Inc. (“ghSMART”), a management consulting firm, to evaluate the Company’s sales force senior management and provide guidance with respect to hiring and recruiting best practices for the Company’s sales force. Randy Street, a Partner of ghSMART, is the brother-in-law of the Company’s Chief Executive Officer. Mr. Street has acted and will continue to act as the senior client manager on this project. He has a less than 0.5 percent equity stake in ghSMART. Mr. Street is paid 25 percent of the amounts paid by the Company pursuant to the engagement. Pursuant to the engagement, the Company paid ghSMART approximately $202,000 plus expenses. The Audit Committee reviewed and approved the engagement with ghSMART prior to commencement of the engagement.  In October 2009, the Audit Committee reviewed and approved phase II of the engagement for an additional amount of approximately $255,000 plus expenses. Mr. Street will act in the same capacity during phase II and receive the same percentage compensation for this portion of the engagement. The Company may enter into additional engagements with ghSMART in the future, with the review and approval of the Audit Committee.

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, information for clients' websites, information about industry professionals and their business relationships, data integration, and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings and portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information and marketing services and developed new information, marketing and analytic services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software.  In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Colorado through the acquisition of substantially all of the assets of Denver-based RealComp, Inc., a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. Most recently, in July 2009, we acquired Massachusetts-based PPR, a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based Resolve Technology, a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. The PPR and Resolve Technology acquisitions are discussed later in this section under the heading “Recent Acquisitions.”

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

We have consistently worked to expand our service offerings, both in terms of geographical coverage and the scope of services offered, and to position the company for additional, future revenue growth.  Throughout our expansion efforts, we remain focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, in 2009 we expanded both our U.S. research operations and sales force in order to continue to meet customer expectations and drive future revenue growth.

We have expanded our service offerings through organic growth as well as through acquisitions.  For instance, in May 2008, we released CoStar Showcase®, an Internet marketing service that provides commercial real estate professionals the ability to make their listings accessible to all visitors to www.CoStar.com and www.Showcase.com. During the second half of 2009, as a part of our strategy to provide subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use CoStar’s database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online. Further, in July 2009, we acquired PPR and its wholly owned subsidiary, providers of real estate investment analysis and market forecasting services, and in October 2009, we acquired Resolve Technology, a provider of real estate investment management software solutions.

In connection with our acquisitions of Propex, Grecam and PPR’s wholly owned subsidiary Property and Portfolio Research Ltd., we intend to integrate our international operations more fully with those in the U.S.  We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our Internet marketing service, in the U.K. We believe that our recent U.S. and international expansion and integration efforts have created a platform for long-term growth.

We expect to continue to develop and distribute new services, expand existing services within our current platform, consider strategic acquisitions and expand and develop our sales and marketing organization. In July 2009, we expanded subscribers’ analytic capabilities to use our online database to conduct in-depth analysis and generate reports on sales and leasing activity through our acquisition of PPR and in October 2009, we acquired Resolve Technology, which provides specialized software that enables investment managers to better analyze and optimize the performance of their commercial property portfolios. Any future expansion could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2010 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We recently decided to take advantage of favorable market conditions to lower our long-term occupancy costs as a tenant.  In 2010, we expect to consolidate three facilities in the Boston, MA area, including facilities used by CoStar, PPR and Resolve Technology, into one facility. We expect to incur approximately $1.5 million to $1.8 million in restructuring and other related costs related to the consolidation of our three facilities in Boston, MA in 2010.  We also recently purchased an office building in downtown Washington, D.C. for $41.25 million for use as our new headquarters.  Our current headquarters lease in Bethesda, MD expires October 15, 2010, and we expect to incur overlapping occupancy costs through the end of the current lease term as we transition to our new headquarters.  After the transition period, we expect to realize long-term savings in occupancy costs.

Current general economic conditions in the U.S. and the world continue to negatively affect business operations for our clients and result in more business consolidations and, in certain circumstances, failures. As a result of these economic conditions, during the first quarter of 2010, we continued to see customer cancellations, reductions of services and failures to pay amounts due to us, although at a slower pace than in 2009.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many providers of similar services. If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future continued weakening of the economy is unknown.  The extent and duration of any benefits resulting from any of the governmental or private sector initiatives designed to strengthen the economy are currently unknown and there can be no assurance that those initiatives will be successful in the future.  Because of these uncertainties, we may not be able to accurately forecast our revenue or earnings.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings from current operations in 2010.

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends.  We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as doing so may provide a more accurate comparison of our results of operations over historical periods. Currency volatility may continue, which may impact (either positively or negatively) our reported financial results and consolidated trends and comparisons.

We currently issue stock options and restricted stock to our officers, directors and employees, and as a result we record additional compensation expense in our condensed consolidated statements of operations. We plan to continue the use of stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock or stock option grants that typically will require us to record additional compensation expense in our condensed consolidated statements of operations and reduce our net income.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate approximately 95% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2010 and 2009, our contract renewal rate was approximately 86% and 87%, respectively. As discussed above, our trailing twelve-month contract renewal rate may decline if continuing negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.

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

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.  There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2009 that would indicate that the carrying value may not be recoverable.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business.  We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income (loss). In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 22 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•
Purchase amortization in cost of revenues, purchase amortization in operating expenses, depreciation and other amortization, interest income, net, and income tax expense (benefit) as previously described above for the calculation of EBITDA.

•
Stock-based compensation expense may be useful for investors to consider because it represents a portion of the compensation of our employees and executives.  Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•
The amount of acquisition related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to the acquired company.  Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition related costs to be a representative component of the day-to-day operating performance of our business.

•
The amount of restructuring costs incurred may be useful for investors to consider because they generally represent a change in the makeup of our properties or personnel.  We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

•
The amount of headquarters acquisition and transition related costs incurred may be useful for investors to consider because they generally represent the overlapping rent and building carrying costs, legal costs and other related costs incurred to relocate our headquarters. We do not believe these charges necessarily reflect the current and ongoing charges related to our operating cost structure.

•
The amount of material settlement and impairment costs incurred outside our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are stock-based compensation, acquisition related costs, restructuring costs, headquarter acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business which are discussed above for the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss).  We subtract an assumed provision for income taxes to arrive at non-GAAP net income.  We assume a 40% tax rate in order to approximate our long-term effective corporate tax rate.

Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.

Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to understand the factors and trends affecting our business.

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net income	$2,889	$6,106
Purchase amortization in cost of revenues	500	479
Purchase amortization in operating expenses	690	946
Depreciation and other amortization	2,458	2,251
Interest income, net	(238)	(442)
Income tax expense, net	2,451	5,077
EBITDA	$8,750	$14,417

Cash flows provided by (used in)
Operating activities	$6,640	$9,321
Investing activities	(42,270)	1,592
Financing activities	273	(134)

Comparison of Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

Revenues. Revenues increased to $55.1 million in the first quarter of 2010 from $51.4 million in the first quarter of 2009.  The $3.7 million increase was primarily due to additional revenues as a result of our July 2009 acquisition of PPR.  Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 95% of our total revenues.

Gross Margin. Gross margin decreased to $33.9 million in the first quarter of 2010 from $34.5 million in the first quarter of 2009.  The gross margin percentage decreased to 61.5% in the first quarter of 2010 from 67.1% in the first quarter of 2009. The decrease in the amount and percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $21.2 million for the first quarter of 2010 from $16.9 million for the first quarter of 2009. The increase in the cost of revenues was principally due to additional cost of revenues  of approximately $2.6 million, included as a result of our July 2009 acquisition of PPR as well as an increase in research personnel costs of approximately $1.9 million due primarily to increased headcount.

Selling and Marketing Expenses. Selling and marketing expenses increased to $12.6 million in the first quarter of 2010 from $9.2 million in the first quarter of 2009, and increased as a percentage of revenues to 22.9% in the first quarter of 2010 from 17.8% in the first quarter of 2009. The increase in the amount and percentage of selling and marketing expenses was primarily due to an increase in personnel costs of approximately $1.5 million due to increased sales headcount as well as additional selling and marketing expenses included as a result of our July 2009 acquisition of PPR.

Software Development Expenses. Software development expenses increased to $4.2 million in the first quarter of 2010 from $3.2 million in the first quarter of 2009, and increased as a percentage of revenues to 7.6% in the first quarter of 2010 compared to 6.2% in the first quarter of 2009.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $11.3 million in the first quarter of 2010 from $10.5 million in the first quarter of 2009, and increased as a percentage of revenues to 20.5% in the first quarter of 2010 compared to 20.3% in the first quarter of 2009. The increase in the amount and percentage of general and administrative expenses was primarily due to additional general and administrative expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

Purchase Amortization. Purchase amortization slightly decreased to approximately $700,000 in the first quarter of 2010 compared to approximately $900,000 in the first quarter of 2009, and was slightly lower as a percentage of revenues at 1.3% in the first quarter of 2010 compared to 1.8% in the first quarter of 2009. The decrease in purchase amortization expense is due to the completion of amortization of certain identifiable intangible assets in 2010.

Interest and Other Income, net. Interest and other income, net decreased to approximately $200,000 in the first quarter of 2010 from approximately $400,000 in the first quarter of 2009.

Income Tax Expense, net.  Income tax expense, net decreased to $2.5 million in the first quarter of 2010 from $5.1 million in the first quarter of 2009. This decrease was due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $50.6 million in the first quarter of 2010 from $47.1 million in the first quarter of 2009.  This increase in U.S. revenue was primarily due to additional revenues included as a result of our July 2009 acquisition of PPR. FOCUS is our primary service offering in our International operating segment. International revenues increased approximately $200,000 due to foreign currency fluctuations as well as intersegment revenues of approximately $300,000 attributable to services performed by Property and Portfolio Research Ltd. for PPR.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $9.4 million in the first quarter of 2010 from $14.6 million in the first quarter of 2009.  The decrease in U.S. EBITDA was due primarily to additional costs incurred by PPR, which we acquired in July of 2009 and additional personnel costs. International EBITDA increased to a loss of approximately $700,000 in the first quarter of 2010 from a loss of approximately $200,000 in the first quarter of 2009.  This increased loss was primarily due to higher personnel costs for the first quarter of 2010 compared to the first quarter of 2009.  Additionally, the first quarter of 2010 had a higher corporate allocation than the first quarter of 2009. International EBITDA includes a corporate allocation of approximately $200,000 and $100,000 for the three months ended March 31, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Recent Acquisitions

On July 17, 2009, we acquired all of the issued and outstanding equity securities of PPR, and its wholly owned subsidiary, Property and Portfolio Research Ltd., providers of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry. We acquired PPR from DMG Information, Inc. (“DMGI”) in exchange for 572,999 shares of CoStar common stock, which had an aggregate value of approximately $20.9 million as of the closing date. On July 17, 2009, we issued 433,667 shares of our common stock to DMGI, and we issued the remaining 139,332 shares to DMGI on September 28, 2009 after taking into account post-closing purchase price adjustments.

On October 19, 2009, we acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date, which shares are subject to a three-year lockup.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through June 30, 2013, which period may be extended to a date no later than December 31, 2014.

These acquisitions were accounted for using purchase accounting. For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.   The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles will be amortized over their estimated useful lives.  Goodwill for these acquisitions will not be amortized, but is subject to annual impairment tests.  The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $188.9 million at March 31, 2010, decreased from $226.0 million at December 31, 2009.  The decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 2010 was primarily due to the purchase of a 169,429 square-foot LEED Gold certified office building which will be our new headquarters, located at 1331 L Street, NW in downtown Washington, D.C. for a purchase price of $41.25 million in cash, and approximately $1.7 million in acquisition costs.

Net cash provided by operating activities for the three months ended March 31, 2010 was $6.6 million compared to $9.3 million for the three months ended March 31, 2009. This $2.7 million decrease was due to a decrease of $4.3 million from net income plus non-cash items partially offset by a $1.6 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities was $42.3 million for the three months ended March 31, 2010, compared to $1.6 million net cash provided by investment activities for the three months ended March 31, 2009. This $43.9 million increase in net cash used in investing activities was primarily due to the February 2010 purchase of our new headquarters in downtown Washington, D.C.

Net cash provided by financing activities was approximately $273,000 for the three months ended March 31, 2010, compared to approximately $134,000 of net cash used in financing activities for the three months ended March 31, 2009.  The change is due to increased proceeds from exercise of stock options partially offset by increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the three months ended March 31, 2010, we incurred capital expenditures of approximately $1.0 million, in addition to the purchase of our new headquarters in downtown Washington, D.C.  We expect to make capital expenditures in 2010 of approximately $20.0 million to $25.0 million.

In connection with the purchase of the building, we assumed the ground lease for the parcel of land under a building purchased in Washington, D.C. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then $918,040 annually to February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  We paid $3.0 million in initial cash consideration in April 2008 and $1.7 million in deferred consideration in August 2009 for the online commercial real estate information assets of First CLS, Inc., an Atlanta-based provider of local commercial real estate information. In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million ($2.9 million was paid upon acquisition and $450,000 was deferred until February 2010) in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date, which shares are subject to a three-year lockup.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011, and (ii) other potential deferred cash payments for successful completion of additional operational and sales milestones during the period from closing through June 30, 2013, which period may be extended to a date no later than December 31, 2014.

As of March 31, 2010, we had $32.6 million par value of long-term investments in student loan auction rate securities (“ARS”), which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q, on December 23, 2008, we initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for our account.  Our complaint asserts breach of contract, fraud, breach of fiduciary duty and other causes of action.  Initial arbitration hearings were conducted in early March 2010, and the Company expects additional hearings will occur in late April and early May 2010.  We expect to receive a ruling on our claim during 2010.  Since the outcome of this legal proceeding is uncertain at this time, we cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2009, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in our financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2010 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, taxable income, income tax expense, cash flow from operating activities, available cash, operating costs, amortization expense, stock-based compensation expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions and related costs, restructuring and related costs, headquarters acquisition and related costs, settlements, impairments, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and Risk Factors.”

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of March 31, 2010, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $6.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2010.  As of March 31, 2010, we had $188.9 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of March 31, 2010, auctions for $32.6 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of March 31, 2010, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Footnotes 4, 5, and 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $100.6 million in intangible assets as of March 31, 2010. As of March 31, 2010, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

 Currently, and from time to time, we are involved in litigation incidental to the conduct of our business.  Certain pending legal proceedings are discussed in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.  We are not currently a party to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent investments in our business may not result in the cost savings we anticipate, and we may incur additional costs in connection with those investments.

We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure.  Recent actions initiated by the Company include the purchase of a new headquarters building in downtown Washington, D.C., planned relocation of the Company’s headquarters to that building and consolidation of redundant office space.

If our long-term cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted.  Expected savings from relocating facilities can be highly variable and uncertain.  Further, we may not be successful in achieving the operating efficiencies or operating cost reductions expected from these efforts in the amounts or at the times we anticipate.  Our efforts may not produce the full cost reduction benefits that we currently expect and such benefits, if any, may not be realized when anticipated.  For instance, we may not meet the requirements necessary to receive the full property tax abatement provided by the District of Columbia as incentive for the Company to relocate its headquarters to Washington, D.C. and may incur greater property taxes than anticipated in connection with ownership of our new headquarters.

We may experience business disruptions and loss of key personnel associated with the office moves and restructuring, which in turn may negatively affect our productivity and profitability.  Further, the costs of implementing these investments may be greater than currently anticipated, and we may experience additional costs in connection with ownership of our headquarters building, relocating offices and consolidation of redundant office space due to delays or other unforeseen circumstances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2010	506		$40.81	—	—
February 1 through February 28, 2010	5,838		39.32	—	—
March 1 through March 31, 2010	15,020		39.96	—	—
Total	21,364	(1)	$39.81	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 1998 Stock Incentive Plan, as amended, and the Company’s 2007 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date.  None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Item 3.	Defaults upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date: April 22, 2010	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 of the Registrant (File No. 333-47953) filed with the Commission on March 13, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.1	Purchase and Sale Agreement between 1331 L Street LLC and 1331 L Street Holdings, LLC, dated January 20, 2010 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).