Form 10-Q
period 2010-06-30
COSTAR GROUP INC
filed 2010-07-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 16, 2010, there were 20,704,522 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$55,838	$50,064	$110,931	$101,434
Cost of revenues	20,360	16,744	41,560	33,638
Gross margin	35,478	33,320	69,371	67,796

Operating expenses:
Selling and marketing	12,880	9,751	25,509	18,912
Software development	4,123	3,065	8,320	6,243
General and administrative	13,452	11,571	24,727	22,021
Purchase amortization	532	742	1,222	1,688
	30,987	25,129	59,778	48,864

Income from operations	4,491	8,191	9,593	18,932
Interest and other income, net	196	322	434	764

Income before income taxes	4,687	8,513	10,027	19,696
Income tax expense, net	1,436	3,897	3,887	8,974

Net income	$3,251	$4,616	$6,140	$10,722

Net income per share — basic	$0.16	$0.24	$0.30	$0.55
Net income per share — diluted	$0.16	$0.24	$0.30	$0.55

Weighted average outstanding shares — basic	20,278	19,479	20,275	19,481
Weighted average outstanding shares — diluted	20,624	19,638	20,635	19,599

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$188,290	$205,786
Short-term investments	12,287	20,188
Accounts receivable, less allowance for doubtful accounts of approximately $2,719 and $2,863 as of June 30, 2010 and December 31, 2009, respectively	10,554	12,855
Deferred income taxes, net	3,852	3,450
Prepaid expenses and other current assets	4,414	5,128
Total current assets	219,397	247,407

Long-term investments	29,449	29,724
Deferred income taxes, net	3,884	1,978
Fixed assets, net	61,083	19,162
Goodwill	78,973	80,321
Intangibles and other assets, net	20,516	23,390
Deposits and other assets	2,173	2,597
Total assets	$415,475	$404,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,268	$3,667
Accrued wages and commissions	8,606	9,696
Accrued expenses and deferred rent	19,116	15,544
Deferred revenue	14,918	14,840
Total current liabilities	45,908	43,747

Income taxes payable	1,863	1,826
Total liabilities	47,771	45,573

Total stockholders’ equity	367,704	359,006

Total liabilities and stockholders’ equity	$415,475	$404,579

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$6,140	$10,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,284	3,823
Amortization	2,670	3,311
Leasehold write-off	—	527
Excess tax benefit from stock options	(340)	—
Stock-based compensation expense	3,946	3,126
Deferred income tax expense, net	(2,271)	(374)
Provision for losses on accounts receivable	1,018	2,799
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,137	(2,369)
Prepaid expenses and other current assets	719	(121)
Deposits and other assets	404	(47)
Accounts payable and other liabilities	2,718	(1,668)
Deferred revenue	274	(852)
Net cash provided by operating activities	20,699	18,877

Investing activities:
Sales of investments	8,141	6,735
Purchases of fixed assets and other assets	(46,566)	(3,082)
Net cash (used in) provided by investing activities	(38,425)	3,653

Financing activities:
Excess tax benefit from stock options	340	—
Repurchase of restricted stock to satisfy tax withholding obligations	(1,012)	(355)
Proceeds from exercise of stock options	1,194	286
Net cash provided by (used in) financing activities	522	(69)

Effect of foreign currency exchange rates on cash and cash equivalents	(292)	918
Net (decrease) increase in cash and cash equivalents	(17,496)	23,379
Cash and cash equivalents at the beginning of period	205,786	159,982
Cash and cash equivalents at the end of period	$188,290	$183,361

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2010 and 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Net income	$3,251	$4,616	$6,140	$10,722
Foreign currency translation adjustment	(46)	5,653	(1,875)	4,969
Net unrealized gain (loss) on investments, net of tax	(49)	1,651	(36)	2,520
Total comprehensive income	$3,156	$11,920	$4,229	$18,211

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Foreign currency translation adjustment	$(6,725)	$(4,850)
Accumulated net unrealized loss on investments, net of tax	(2,751)	(2,715)
Total accumulated other comprehensive loss	$(9,476)	$(7,565)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2010	2009	2010	2009
	(unaudited)
Net income	$3,251	$4,616	$6,140	$10,722
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	20,278	19,479	20,275	19,481
Effect of dilutive securities:
Stock options and restricted stock	346	159	360	118
Denominator for diluted net income per share — weighted-average outstanding shares	20,624	19,638	20,635	19,599

Net income per share — basic	$0.16	$0.24	$0.30	$0.55
Net income per share — diluted	$0.16	$0.24	$0.30	$0.55

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Employee stock options	251	379	374	379

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options were approximately $400,000 and $200,000 for the three months ended June 30, 2010 and 2009, respectively.  Net cash proceeds from the exercise of stock options were approximately $1.2 million and $300,000 for the six months ended June 30, 2010 and 2009, respectively. There were approximately $0 of excess tax benefits realized from stock option exercises for each of the three months ended June 30, 2010 and 2009. There were approximately $300,000 and $0 of excess tax benefits realized from stock option exercises for the six months ended June 30, 2010 and 2009, respectively.

Stock-based compensation expense for stock options, restricted stock and stock purchases under the employee stock purchase plan included in the Company’s results of operations for the three and six months ended June 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
Cost of revenues	$356	$118	$673	$311
Selling and marketing	361	347	589	605
Software development	207	174	407	324
General and administrative	1,015	900	2,277	1,886
Total stock-based compensation	$1,939	$1,539	$3,946	$3,126

Options to purchase 13,700 and 4,711 shares were exercised during the three months ended June 30, 2010 and 2009, respectively.  Options to purchase 38,657 and 6,211 shares were exercised during the six months ended June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, except for the following:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In April 2010, the FASB issued authoritative guidance related to the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone is: (a) commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered; (b) relates solely to past performance; and (c) is reasonable relative to all deliverables and payment terms in the arrangement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods ending after June 15, 2010 with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

On October 19, 2009, the Company acquired all of the outstanding capital stock of Resolve Technology, Inc. (“Resolve Technology”), a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date, which shares are subject to a three-year lockup.   Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

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

These acquisitions were accounted for using purchase accounting.  For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles will be amortized over their estimated useful lives.  Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests.  Goodwill is comprised of acquired workforce. The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

4.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”).  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of June 30, 2010 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2010 — June 30, 2011	$2,987
July 1, 2011 — June 30, 2015	9,216
July 1, 2015 — June 30, 2020	84
After June 30, 2020	29,449
Available-for-sale investments	$41,736

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The realized gains on the Company’s investments for each of the three months ended June 30, 2010 and 2009 were approximately $3,000. The realized gains on the Company’s investments for the six months ended June 30, 2010 and 2009 were approximately $3,000 and $4,000, respectively. The realized losses on the Company’s investments for each of the three months ended June 30, 2010 and 2009 were approximately $1,000. The realized losses on the Company’s investments for the six months ended June 30, 2010 and 2009 were approximately $41,000 and $2,000, respectively.

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

As of June 30, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$5,553	$9	$—	$5,562
Corporate debt securities	6,371	270	—	6,641
Government-sponsored enterprise obligations	85	—	(1)	84
Auction rate securities	32,475	—	(3,026)	29,449
Available-for-sale investments	$44,484	$279	$(3,027)	$41,736

As of December 31, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$12,987	$5	$(14)	$12,978
Corporate debt securities	6,396	331	—	6,727
Residential mortgage-backed securities	394	—	(7)	387
Government-sponsored enterprise obligations	97	—	(1)	96
Auction rate securities	32,750	—	(3,026)	29,724
Available-for-sale investments	$52,624	$336	$(3,048)	$49,912

The unrealized losses on the Company’s investments as of June 30, 2010 and December 31, 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of June 30, 2010 and December 31, 2009, respectively.  See Note 5 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	June 30,		December 31,
	2010		2009
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations (1)	$176	$—	$7,578	$(14)
Residential mortgage-backed securities	—	—	387	(7)
Government-sponsored enterprise obligations	84	(1)	96	(1)
Auction rate securities	29,449	(3,026)	29,724	(3,026)
	$29,709	$(3,027)	$37,785	$(3,048)
(1)This represents one collateralized debt obligation with a gross unrealized loss of less than $500 as of June 30, 2010.

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2010 and December 31, 2009, respectively.

5.	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$55,814	$—	$—	$55,814
Money market funds	132,476	—	—	132,476
Collateralized debt obligations	—	5,562	—	5,562
Corporate debt securities	—	6,641	—	6,641
Government-sponsored enterprise obligations	—	84	—	84
Auction rate securities	—	—	29,449	29,449
Total assets measured at fair value	$188,290	$12,287	$29,449	$230,026
Liabilities:
Deferred consideration	$—	$—	$3,158	$3,158
Total liabilities measured at fair value	$—	$—	$3,158	$3,158

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Balance at beginning of period	$29,549	$29,340	$29,724	$29,340
Unrealized gain included in other comprehensive loss	—	795	—	795
Net settlements	(100)	(25)	(275)	(25)
Balance at end of period (unaudited)	$29,449	$30,110	$29,449	$30,110

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	$29,340
Unrealized gain included in other comprehensive loss	684
Net settlements	(300)
Balance at December 31, 2009	$29,724
Unrealized loss included in other comprehensive loss	—
Net settlements	(175)
Balance at March 31, 2010 (unaudited)	$29,549
Unrealized loss included in other comprehensive loss	—
Net settlements	(100)
Balance at June 30, 2010 (unaudited)	$29,449

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of June 30, 2010, the Company held ARS with $32.5 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2010.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of June 30, 2010, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of June 30, 2010, the Company’s Level 3 liabilities consist of a $3.2 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$3,120	$3,082
Accretion for period	38	76
Balance at end of period (unaudited)	$3,158	$3,158

There were no Level 3 liabilities as of June 30, 2009.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2008 to June 30, 2010 (in thousands):

Deferred Consideration
Balance at December 31, 2008	$—
Deferred consideration upon acquisition	3,052
Accretion included in general and administrative expenses	30
Balance at December 31, 2009	3,082
Accretion included in general and administrative expenses	38
Balance at March 31, 2010 (unaudited)	3,120
Accretion included in general and administrative expenses	38
Balance at June 30, 2010 (unaudited)	$3,158

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of June 30, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment from December 31, 2008 to June 30, 2010 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2008	$31,547	$22,781	$54,328
Acquisitions	23,858	—	23,858
Effect of foreign currency translation	—	2,280	2,280
Purchase accounting adjustment	(145)	—	(145)
Goodwill, December 31, 2009	55,260	25,061	80,321
Effect of foreign currency translation	—	(1,348)	(1,348)
Goodwill, June 30, 2010 (unaudited)	$55,260	$23,713	$78,973

The Company recorded goodwill of approximately $1.1 million in connection with the First CLS, Inc. acquisition in April 2008, which was decreased by $145,000 in 2009, upon completion of purchase accounting.  Approximately $1.7 million in additional goodwill was recorded in connection with the First CLS, Inc. acquisition as a result of the payment of deferred consideration of $1.7 million in August 2009.  The Company recorded goodwill of approximately $16.6 million in connection with the July 2009 acquisition of PPR.  In July 2009, the Company had recorded $12.1 million in goodwill for the PPR acquisition, which was increased by $4.5 million in December 2009 upon completion of the Company’s review of the income tax attributes and deferred taxes related to the PPR purchase accounting. The Company recorded goodwill of approximately $5.6 million in connection with the Resolve Technology acquisition in October 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2010	December 31, 2009	Weighted- Average Amortization Period (in years)
	(unaudited)
Building photography	$11,555	$11,504	5
Accumulated amortization	(9,650)	(9,089)
Building photography, net	1,905	2,415

Acquired database technology	25,684	25,790	4
Accumulated amortization	(21,561)	(21,144)
Acquired database technology, net	4,123	4,646

Acquired customer base	55,038	55,770	10
Accumulated amortization	(42,038)	(41,208)
Acquired customer base, net	13,000	14,562

Acquired trade names and other	9,539	9,755	7
Accumulated amortization	(8,051)	(7,988)
Acquired trade names and other, net	1,488	1,767

Intangibles and other assets, net	$20,516	$23,390

8.	INCOME TAXES

The income tax provision for the six months ended June 30, 2010 and 2009 reflects an effective tax rate of approximately 39% and 46%, respectively.  The Company recognized a one-time discrete tax benefit related to its foreign operations for the three months ended June, 30, 2010, which reduced its effective tax rate.

9.	COMMITMENTS AND CONTINGENCIES

The Company and its wholly owned subsidiary CoStar U.K. Limited were defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to a dispute concerning the Company’s termination of an agreement to lease certain office space from Nokia.  Nokia served its complaint upon the Company in September 2009.  In June 2010, the Company accrued approximately $2.0 million in anticipation of paying this amount as part of a settlement of this lawsuit.  On July 20, 2010, the parties signed a settlement agreement formally resolving this litigation and the Company subsequently paid approximately $2.0 million to Nokia.

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for the Company’s account.  The Company’s complaint includes breach of contract, fraud, breach of fiduciary duty and other causes of action in relation to representations made by CSFB about the ARS purchased for CoStar’s account.  Initial arbitration hearings were conducted during the first and second quarter of 2010, and the Company expects additional hearings will occur in the third quarter of 2010. The Company expects to receive a ruling on its claim during 2010.  Since the outcome of this legal proceeding is uncertain at this time, the Company cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On December 8, 2009, a former employee filed a lawsuit against the Company in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and is seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, the Company accrued approximately $800,000 in anticipation of making a settlement payment that will formally resolve this litigation.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At June 30, 2010, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation other than as described above.  In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the condensed consolidated financial statements for unfavorable results, if any, other than described above. Legal defense costs are expensed as incurred.

10.	SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate approximately 94% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
Revenues
United States	$51,538	$45,651	$102,155	$92,783
International
External customers	4,300	4,413	8,776	8,651
Intersegment revenue	359	—	691	—
Total international revenue	4,659	4,413	9,467	8,651
Intersegment eliminations	(359)	—	(691)	—
Total revenues	$55,838	$50,064	$110,931	$101,434

EBITDA
United States	$10,173	$11,970	$19,585	$26,556
International	(2,376)	(321)	(3,038)	(490)
Total EBITDA	$7,797	$11,649	$16,547	$26,066

Reconciliation of EBITDA to net income
EBITDA	$7,797	$11,649	$16,547	$26,066
Purchase amortization in cost of revenues	(315)	(503)	(815)	(982)
Purchase amortization in operating expenses	(532)	(742)	(1,222)	(1,688)
Depreciation and other amortization	(2,459)	(2,213)	(4,917)	(4,464)
Interest income, net	196	322	434	764
Income tax expense, net	(1,436)	(3,897)	(3,887)	(8,974)
Net income	$3,251	$4,616	$6,140	$10,722

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.  PPR was acquired in July 2009.

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended June 30, 2010 and 2009, and $300,000 and $200,000 for the six months ended June 30, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Fixed assets, net
United States	$57,641	$14,851
International	3,442	4,311
Total fixed assets, net	$61,083	$19,162

Goodwill
United States	$55,260	$55,260
International	23,713	25,061
Total goodwill	$78,973	$80,321

Assets
United States	$441,146	$424,479
International	40,058	44,558
Total operating segment assets	$481,204	$469,037

Reconciliation of operating segment assets to total assets
Total operating segment assets	$481,204	$469,037
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(47,385)	(46,114)
Total assets	$415,475	$404,579

Liabilities
United States	$39,011	$37,838
International	46,966	46,678
Total operating segment liabilities	$85,977	$84,516

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$85,977	$84,516
Intercompany payables	(38,206)	(38,943)
Total liabilities	$47,771	$45,573

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	PURCHASE OF BUILDING

In February 2010, the Company purchased a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. together with the tenancy in the underlying ground lease for the property for a purchase price of $41.25 million in cash. This facility will be used primarily by the Company’s U.S. segment. The Company began relocating its Bethesda-based employees and infrastructure to the new building starting in July of 2010. The Company currently expects to complete its relocation by October 15, 2010 and allow the lease of its Bethesda property to expire.

In connection with the purchase of the building, the Company assumed the ground lease for the parcel of land under the building purchased in Washington, D.C. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then approximately $918,000 annually to February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

The purchase of the building was accounted for as an asset acquisition.  The total purchase price of $41.25 million, plus $1.7 million of direct transaction costs was allocated to the building.  No other significant assets or liabilities were acquired in this transaction.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into two separate agreements with ghSMART & Company, Inc. (“ghSMART”), a management consulting firm.  Each agreement relates to the engagement of ghSMART to provide services in connection with a different phase of evaluation of the Company’s sales force senior management and to provide guidance with respect to hiring and recruiting best practices for the Company’s sales force. Randy Street, a Partner of ghSMART, is the brother-in-law of the Company’s Chief Executive Officer. Mr. Street has acted and will continue to act as the senior client manager for each phase of the project. He has a less than 0.5 percent equity stake in ghSMART.  Mr. Street is paid 25 percent of the amounts paid by the Company pursuant to the engagements.  The Company entered into the phase I and phase II engagements in April 2009 and October 2009, respectively, and has paid ghSMART approximately $202,000 plus expenses for phase I and approximately $255,000 plus expenses for phase II.  The Audit Committee has reviewed and approved each of the engagements with ghSMART prior to commencement of the respective engagement.  The Company may enter into additional engagements with ghSMART in the future, subject to the review and approval of the Audit Committee.

13.	SUBSEQUENT EVENTS

The Company and its wholly owned subsidiary CoStar U.K. Limited were defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to a dispute concerning the Company’s termination of an agreement to lease certain office space from Nokia.  On July 20, 2010, the parties signed a settlement agreement formally resolving this litigation and the Company subsequently paid approximately $2.0 million to Nokia.

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration, and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings and portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

We have consistently worked to expand our service offerings, both in terms of geographical coverage and the scope of services offered in order to position the company for future revenue growth.  In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S. and began expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006. During the second half of 2006, in order to further expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007.

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

In conjunction with our acquisitions of PPR and Resolve Technology, we are currently focusing on integration and further development of their service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting with Resolve Technology’s real estate investment software expertise.  We expect that the development of the DCF solution will establish a foundation for introduction of an automated valuation model for commercial real estate.  Our goal is to provide additional tools that make our research and analytics even more valuable to subsribers.  Our efforts have included, and may continue to include, hiring of additional personnel to support this initiative.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, we have also seen an increase in revenues as a result of the acquisitions and increased cross-selling opportunities among CoStar and the acquired companies.

We have also focused on expanding our geographical coverage and service offerings through our international operations.  In connection with our acquisitions of Propex, Grecam and PPR’s wholly owned subsidiary Property and Portfolio Research Ltd., we intend to integrate our international operations more fully with those in the U.S.  We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our Internet marketing service, in the U.K. We believe that our recent U.S. and international expansion and integration efforts have created a platform for long-term growth.

We intend to continue to expand the breadth and depth of our platform and market coverage through acquisitions.  Specifically, we plan to continue to target acquisition candidates that we believe will enable us to leverage our existing assets, including our database, service offerings and sales force, in ways that enhance the value of our services to subscribers, create additional growth opportunities and generate future revenues.

In addition, we expect to continue to develop and distribute new services, expand existing services within our current platform, and expand and develop our sales and marketing organization. Any future expansion, including expansion through acquisitions and expansion internationally, could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2010 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

We recently decided to take advantage of favorable market conditions to lower our long-term occupancy costs as a tenant.  In 2010, we expect to consolidate three facilities located in the Boston, Massachusetts area, including facilities used by CoStar, PPR and Resolve Technology, into one facility. We expect to incur approximately $1.0 million to $1.3 million in restructuring and other related costs related to the consolidation of our three facilities in Boston, MA in 2010.  We also recently purchased an office building in downtown Washington, D.C. for $41.25 million for use as our new headquarters, and began transitioning employees to this new location in the third quarter of 2010.  The lease for our current headquarters in Bethesda, MD expires on October 15, 2010, and we expect to incur overlapping occupancy costs through the end of the current lease term as we transition to our new headquarters.  After the transition period, we expect to realize long-term savings in occupancy costs. Most recently, as part of our overall strategy to consolidate our London office locations and reduce occupancy costs, we entered into a settlement pursuant to which we terminated our lease for our former London offices.  We expect capital expenditures to increase in 2010 primarily for facilities related capital expenditures.

Although current general economic conditions in the U.S. and the world continue to negatively affect business operations for our clients and result in business consolidations and, in certain circumstances, failures, we have recently seen improving conditions in commercial real estate, including heightened leasing activity, potentially as a result of office-related job growth. During the second quarter of 2010, customer cancellations, reductions of services and failures to pay amounts due to us declined from the same time period in 2009.  If cancellations, reductions of services and failures to pay revert to rates seen in 2008 or 2009 or increase in a meaningful way, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  We compete against many providers of similar services. If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.  The extent and duration of any future weakening of the economy is unknown.  The extent and duration of any benefits resulting from any of the governmental or private sector initiatives designed to strengthen the economy are currently unknown and there can be no assurance that those initiatives will be successful in the future.  Because of these uncertainties, we may not be able to accurately forecast our revenue or earnings.  However, we continue to believe that the Company is positioned to generate continued, sustained earnings from current operations in 2010.

Fluctuations in commercial real estate leasing activity and vacancy rates, as well as office-related employment and other factors that affect the commercial real estate industry may positively or negatively affect our number of subscribers and our average contract value, which in turn may affect our financial condition and results of operations.  Management deems our contract renewal rate to be most indicative of short-term and long-term performance.  For the twelve months ended June 30, 2010 and 2009, our contract renewal rate was approximately 88% and 86%, respectively.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations, further reductions in customer spending or decreases in the customer base.  However, we have currently experienced movement of the trailing twelve-month renewal rate back towards our historical average of 90%.

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

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate approximately 94% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

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

Fair Value of Auction Rate Securities

Our Level 3 assets consist of auction rate securities (“ARS”), whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of June 30, 2010, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

Our Level 3 liabilities consist of a $3.2 million liability as of June 30, 2010 for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be subject to extension by the parties to a date no later than December 31, 2014.

We have used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities as of June 30, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

We have not made any material changes in the accounting methodology used to determine the fair value of the deferred consideration.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the deferred consideration as of June 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, we may be exposed to additional liabilities related to this deferred consideration.

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as an expense in the consolidated statements of operations.  We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option.  These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Goodwill and identifiable intangible assets that are not subject to amortization are tested annually for impairment by each reporting unit on October 1 of each year and are also tested for impairment more frequently based upon the existence of one or more of the above indicators.  We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board (“FASB”) authoritative guidance for consideration of potential impairment of goodwill.

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.  As of October 1, 2009, the most recent date of our impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2009 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business, as well as purchase amortization and other related costs.  We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 22 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of these non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe these non-GAAP measures are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and non-operating items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•
Purchase amortization in cost of revenues, purchase amortization in operating expenses, depreciation and other amortization, interest income, net, and income tax expense (benefit) as previously described above with respect to the calculation of EBITDA.

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

•
The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in the makeup of our properties or personnel.  We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

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

•
The amount of material settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are stock-based compensation, acquisition related costs, restructuring costs, headquarter acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business which are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss).  We subtract an assumed provision for income taxes to calculate non-GAAP net income.  We assume a 40% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$3,251	$4,616	$6,140	$10,722
Purchase amortization in cost of revenues	315	503	815	982
Purchase amortization in operating expenses	532	742	1,222	1,688
Depreciation and other amortization	2,459	2,213	4,917	4,464
Interest income, net	(196)	(322)	(434)	(764)
Income tax expense, net	1,436	3,897	3,887	8,974
EBITDA	$7,797	$11,649	$16,547	$26,066

Cash flows provided by (used in)
Operating activities	$14,059	$9,556	$20,699	$18,877
Investing activities	3,845	2,061	(38,425)	3,653
Financing activities	249	65	522	(69)

Comparison of Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

Revenues. Revenues increased to $55.8 million in the second quarter of 2010 from $50.1 million in the second quarter of 2009. The $5.7 million increase was primarily due to additional revenues as a result of our July 2009 acquisition of PPR.  Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $35.5 million in the second quarter of 2010 from $33.3 million in the second quarter of 2009. The increase in the gross margin amount is due to an increase in revenue partially offset by an increase in cost of revenues.  The gross margin percentage decreased to 63.5% in the second quarter of 2010 from 66.6% in the second quarter of 2009. The decrease in the percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $20.4 million for the second quarter of 2010 from $16.7 million for the second quarter of 2009. The increase in the cost of revenues was principally due to additional cost of revenues of approximately $2.5 million, included as a result of our July 2009 acquisition of PPR as well as an increase in research personnel costs of approximately $1.6 million due primarily to increased headcount.

Selling and Marketing Expenses. Selling and marketing expenses increased to $12.9 million in the second quarter of 2010 from $9.8 million in the second quarter of 2009, and increased as a percentage of revenues to 23.1% in the second quarter of 2010 from 19.5% in the second quarter of 2009. The increase in the amount and percentage of selling and marketing expenses was primarily due to an increase in personnel costs of approximately $1.9 million due to increased sales headcount as well as additional selling and marketing expenses included as a result of our July 2009 acquisition of PPR.

Software Development Expenses. Software development expenses increased to $4.1 million in the second quarter of 2010 from $3.1 million in the second quarter of 2009, and increased as a percentage of revenues to 7.4% in the second quarter of 2010 compared to 6.1% in the second quarter of 2009.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $13.5 million in the second quarter of 2010 from $11.6 million in the second quarter of 2009, and increased as a percentage of revenues to 24.1% in the second quarter of 2010 compared to 23.1% in the second quarter of 2009. The increase in the amount and percentage of general and administrative expenses was primarily due to $2.8 million accrued in anticipation of the settlement of two litigation matters.

Purchase Amortization. Purchase amortization decreased to approximately $500,000 in the second quarter of 2010 compared to $700,000 in the second quarter of 2009, and was lower as a percentage of revenues at 1.0% in the second quarter of 2010 compared to 1.5% in the second quarter of 2009. The decrease in purchase amortization expense is due to the completion of amortization of certain identifiable intangible assets in 2010.

Interest and Other Income, net. Interest and other income, remained relatively consistent at approximately $200,000 in the second quarter of 2010 and $300,000 in the second quarter of 2009.

Income Tax Expense, net.  Income tax expense, net decreased to $1.4 million in the second quarter of 2010 from $3.9 million in the second quarter of 2009.  This decrease was due to lower income before income taxes as a result of our decreased profitability as well as the recognition in the second quarter of 2010 of a discrete tax benefit related to our foreign operations.

Comparison of Business Segment Results for Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $51.5 million in the second quarter of 2010 from $45.7 million in the second quarter of 2009.  This increase in U.S. revenue was primarily due to additional revenues included as a result of our July 2009 acquisition of PPR. FOCUS is our primary service offering in our International operating segment. International revenues increased to $4.7 million from $4.4 million for the three months ended June 30, 2010 and 2009, respectively. This increase in international revenue is principally due to intersegment revenues of approximately $400,000 attributable to services performed by Property and Portfolio Research Ltd. for its U.S. parent PPR.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $10.2 million in the second quarter of 2010 from $12.0 million in the second quarter of 2009. The decrease in U.S. EBITDA was due to additional costs incurred by PPR, which we acquired in July of 2009 and additional personnel costs. International EBITDA increased to a loss of approximately $2.4 million in the second quarter of 2010 from a loss of approximately $300,000 in the second quarter of 2009. This increased loss was primarily due to $2.0 million accrued in anticipation of the settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended June 30, 2010 and 2009. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

Revenues. Revenues increased to $110.9 million for the six months ended June 30, 2010, from $101.4 million for the six months ended June 30, 2009. The $9.5 million increase was primarily due to additional revenues as a result of our July 2009 acquisition of PPR. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $69.4 million for the six months ended June 30, 2010, from $67.8 million for the six months ended June 30, 2009. The increase in the gross margin amount is due to an increase in revenue partially offset by an increase in cost of revenues. Gross margin percentage decreased to 62.5% for the six months ended June 30, 2010, from 66.8% for the six months ended June 30, 2009. The decrease in the percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $41.6 million for the six months ended June 30, 2010 from $33.6 million for the six months ended June 30, 2009. The increase in the cost of revenues was principally due to additional cost of revenues of approximately $5.0 million, included as a result of our July 2009 acquisition of PPR as well as an increase in research personnel costs of approximately $3.6 million due primarily to increased headcount, partially offset by a decrease in purchase amortization of approximately $0.4 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $25.5 million for the six months ended June 30, 2010, from $18.9 million for the six months ended June 30, 2009, and increased as a percentage of revenues to 23.0% for the six months ended June 30, 2010, from 18.6% for the six months ended June 30, 2009. The increase is primarily due to increased costs of approximately $4.7 million due to increased sales headcount as well as additional selling and marketing expenses of approximately $1.3 million included as a result of our July 2009 acquisition of PPR.

Software Development Expenses. Software development expenses increased to $8.3 million for the six months ended June 30, 2010, compared to $6.2 million for the six months ended June 30, 2009, and increased as a percentage of revenues to 7.5% for the six months ended June 30, 2010 compared to 6.2% for the six months ended June 30, 2009.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $24.7 million for the six months ended June 30, 2010, from $22.0 million for the six months ended June 30, 2009, and increased as a percentage of revenues to 22.3% for the six months ended June 30, 2010, compared to 21.7% for the six months ended June 30, 2009. The increase in the amount and percentage of general and administrative expenses was primarily due to approximately $2.8 million accrued in anticipation of the settlement of two litigation matters, as well as additional general and administrative expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology of approximately $1.8 million, partially offset by a decrease in bad debt expense of approximately $1.8 million.

Purchase Amortization. Purchase amortization decreased to $1.2 million for the six months ended June 30, 2010, compared to $1.7 million for the six months ended June 30, 2009, and decreased as a percentage of revenues to 1.1% for the six months ended June 30, 2010, from 1.7% for the six months ended June 30, 2009. The decrease in purchase amortization expense is due to the completion of amortization for certain identifiable intangible assets in 2010.

Interest and Other Income, net. Interest and other income, net decreased to approximately $400,000 for the six months ended June 30, 2010, from $800,000 for the six months ended June 30, 2009 primarily due to lower short-term investments.

Income Tax Expense, net.  Income tax expense, net decreased to $3.9 million for the six months ended June 30, 2010, from $9.0 million for the six months ended June 30, 2009. This decrease was due to lower income before income taxes as a result of our decreased profitability as well as the recognition in the second quarter of 2010 of a discrete tax benefit related to our foreign operations.

Comparison of Business Segment Results for Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

Segment Revenues. U.S. revenues increased to $102.2 million from $92.8 million for the six months ended June 30, 2010 and 2009, respectively. This increase in U.S. revenue was primarily due to additional revenues included as a result of our July 2009 acquisition of PPR.  International revenues increased to $9.5 million from $8.7 million for the six months ended June 30, 2010 and 2009, respectively. This increase in international revenue is principally due to intersegment revenues of approximately $0.7 million attributable to services performed by Property and Portfolio Research Ltd. for PPR.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $19.6 million from $26.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in U.S. EBITDA was due to additional costs incurred by PPR, which we acquired in July of 2009 and additional personnel costs.  International EBITDA increased to a loss of $3.0 million from a loss of $500,000 for the six months ended June 30, 2010 and 2009, respectively. This increased loss was primarily due to approximately $2.0 million accrued in anticipation of the settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $300,000 and $200,000 for the six months ended June 30, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

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

On October 19, 2009, we acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date, which shares are subject to a three-year lockup.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $200.6 million at June 30, 2010, from $226.0 million at December 31, 2009.  The decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 2010 was primarily due to the purchase of a 169,429 square-foot LEED Gold certified office building which will be our new headquarters, located at 1331 L Street, NW in downtown Washington, D.C. for a purchase price of $41.25 million in cash, and approximately $1.7 million in acquisition costs, partially offset by cash flows from operations.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the six months ended June 30, 2010 was $20.7 million compared to $18.9 million for the six months ended June 30, 2009. This $1.8 million increase was due to a $10.3 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements partially offset by a decrease of $8.5 million from net income plus non-cash items.  The $10.3 million net increase in changes in operating assets and liabilities is primarily related to approximately $3.5 million in increased collections on receivables related to improved collections from our customers in the midst of a recovering economy, and $4.4 million in increased accruals primarily related to $2.8 million accrued in June 2010 in anticipation of the settlement of two litigation matters, and increased accruals associated with the operations of our recent acquisitions and new headquarters.

Net cash used in investing activities was $38.4 million for the six months ended June 30, 2010, compared to $3.7 million net cash provided by investing activities for the six months ended June 30, 2009. This $42.1 million increase in net cash used in investing activities was primarily due to the February 2010 purchase of our new headquarters in downtown Washington, D.C.

Net cash provided by financing activities was approximately $522,000 for the six months ended June 30, 2010, compared to approximately $69,000 of net cash used in financing activities for the six months ended June 30, 2009.  The change is due to increased proceeds from exercise of stock options partially offset by increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the six months ended June 30, 2010, we purchased our new headquarters in Washington, D.C., and incurred capital expenditures of approximately $3.8 million.  In addition to the purchase of our new headquarters, we expect to make total capital expenditures in 2010 of approximately $20.0 million to $25.0 million, primarily related to facilities.

In connection with the purchase of our new headquarters in Washington, D.C., we assumed the ground lease for the parcel of land under the building. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then approximately $918,000 annually to February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million ($2.9 million was paid upon acquisition and $450,000 was deferred until February 2010) in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date and are subject to a three-year lockup.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of additional operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

As of June 30, 2010, we had $32.5 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on December 23, 2008, we initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for our account.  Our complaint asserts breach of contract, fraud, breach of fiduciary duty and other causes of action.  Initial arbitration hearings were conducted during the first and second quarter of 2010, and we expect additional hearings will occur in the third quarter of 2010.  We expect to receive a ruling on our claim during 2010.  Since the outcome of this legal proceeding is uncertain at this time, we cannot estimate the amount of gain or loss, if any, that could result from the resolution of this matter.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, we and our wholly owned subsidiary CoStar U.K. Limited were defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to a dispute concerning our termination of an agreement to lease certain office space from Nokia.  Nokia served its complaint upon us in September 2009.  In June 2010, we accrued approximately $2.0 million in anticipation of paying this amount as part of a settlement of this lawsuit.  On July 20, 2010, the parties signed a settlement agreement formally resolving this litigation and we subsequently paid approximately $2.0 million to Nokia.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on December 8, 2009, a former employee filed a lawsuit against us in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and is seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, we accrued approximately $800,000 in anticipation of making a settlement payment that will formally resolve this litigation.  We do not anticipate making any settlement payments until 2011.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2009, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in our financial statements.

In April 2010, the FASB issued authoritative guidance related to the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone is: (a) commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered; (b) relates solely to past performance; and (c) is reasonable relative to all deliverables and payment terms in the arrangement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods ending after June 15, 2010 with early adoption permitted.  The adoption of this guidance did not have a material impact on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls and other public statements that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2010 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, taxable income, income tax expense, cash flow from operating activities, available cash, operating costs, amortization expense, stock-based compensation expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions and related costs, restructuring and related costs, headquarters acquisition and related costs, settlements, impairments, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and Risk Factors.”

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of June 30, 2010, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $6.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2010.  As of June 30, 2010, we had $200.6 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of June 30, 2010, auctions for $32.5 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of June 30, 2010, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Footnotes 4, 5, and 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $99.5 million in intangible assets as of June 30, 2010. As of June 30, 2010, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Recent investments in our business may not result in the long-term cost savings we anticipate, and we may incur additional costs in connection with those investments.

We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure.  For example, we recently purchased a new headquarters building in downtown Washington, D.C., and have begun to relocate our headquarters to that building and to consolidate redundant office space.

If our long-term cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted.  Expected savings from relocating facilities can be highly variable and uncertain.  Further, we may not be successful in achieving the operating efficiencies or operating cost reductions expected from these efforts in the amounts or at the times we anticipate.  Our efforts may not produce the full cost reduction benefits that we currently expect and such benefits, if any, may not be realized when anticipated.  For instance, we may not meet the requirements necessary to receive the full property tax abatement provided by the District of Columbia as incentive for us to relocate our headquarters to Washington, D.C. and may incur greater property taxes than anticipated in connection with ownership of our new headquarters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2010	2,847	$ 44.89	—	—
May 1 through May 31, 2010	833	41.05	—	—
June 1 through June 30, 2010	—	—	—	—
Total	3,680(1)	$ 44.02	—	—

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

COSTAR GROUP, INC.
Date: July 22, 2010	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibit No.	Description
3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 of the Registrant (File No. 333-47953) filed with the Commission on March 13, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.1	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2010).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).