Form 10-Q
period 2010-09-30
COSTAR GROUP INC
filed 2010-10-22
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 L Street, NW
Washington, DC 20005
(Address of principal executive offices) (zip code)

(202) 346-6500
(Registrant’s telephone number, including area code)

(877) 739-0486
(Registrant’s facsimile number, including area code)

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

As of October 15, 2010, there were 20,745,516 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$57,144	$53,590	$168,075	$155,024
Cost of revenues	20,762	19,149	62,322	52,787
Gross margin	36,382	34,441	105,753	102,237

Operating expenses:
Selling and marketing	13,017	11,630	38,526	30,542
Software development	4,249	3,454	12,569	9,697
General and administrative	12,441	11,564	37,168	33,585
Purchase amortization	540	842	1,762	2,530
	30,247	27,490	90,025	76,354

Income from operations	6,135	6,951	15,728	25,883
Interest and other income, net	156	263	590	1,027

Income before income taxes	6,291	7,214	16,318	26,910
Income tax expense, net	2,909	2,889	6,796	11,863

Net income	$3,382	$4,325	$9,522	$15,047

Net income per share — basic	$0.17	$0.22	$0.47	$0.77
Net income per share — diluted	$0.16	$0.22	$0.46	$0.76

Weighted average outstanding shares — basic	20,328	19,868	20,309	19,628
Weighted average outstanding shares — diluted	20,688	20,084	20,677	19,749

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$195,358	$205,786
Short-term investments	7,265	20,188
Accounts receivable, less allowance for doubtful accounts of approximately $2,626 and $2,863 as of September 30, 2010 and December 31, 2009, respectively	13,673	12,855
Deferred income taxes, net	4,463	3,450
Prepaid expenses and other current assets	5,718	5,128
Total current assets	226,477	247,407

Long-term investments	29,349	29,724
Deferred income taxes, net	3,984	1,978
Fixed assets, net	64,973	19,162
Goodwill	80,134	80,321
Intangibles and other assets, net	19,965	23,390
Deposits and other assets	3,017	2,597
Total assets	$427,899	$404,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,893	$3,667
Accrued wages and commissions	8,864	9,696
Accrued expenses and deferred rent	22,731	15,544
Deferred revenue	16,251	14,840
Total current liabilities	49,739	43,747

Income taxes payable	1,882	1,826
Total liabilities	51,621	45,573

Total stockholders’ equity	376,278	359,006

Total liabilities and stockholders’ equity	$427,899	$404,579

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$9,522	$15,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,412	5,596
Amortization	3,849	5,146
Fixed asset write-off	319	587
Excess tax benefit from stock options	(718)	—
Stock-based compensation expense	5,727	5,167
Deferred income tax expense, net	(2,251)	(1,785)
Provision for losses on accounts receivable	1,271	3,633
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,129)	(2,276)
Prepaid expenses and other current assets	(588)	(504)
Deposits and other assets	(391)	(253)
Accounts payable and other liabilities	4,625	2,497
Deferred revenue	1,447	(1,041)
Net cash provided by operating activities	27,095	31,814

Investing activities:
Sales of investments	13,222	14,051
Purchases of fixed assets and other assets	(53,112)	(5,835)
Acquisitions, net of cash acquired	—	(392)
Net cash (used in) provided by investing activities	(39,890)	7,824

Financing activities:
Excess tax benefit from stock options	718	—
Repurchase of restricted stock to satisfy tax withholding obligations	(1,213)	(501)
Proceeds from exercise of stock options	3,035	1,007
Net cash provided by financing activities	2,540	506

Effect of foreign currency exchange rates on cash and cash equivalents	(173)	612
Net (decrease) increase in cash and cash equivalents	(10,428)	40,756
Cash and cash equivalents at the beginning of period	205,786	159,982
Cash and cash equivalents at the end of period	$195,358	$200,738

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States, as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information, marketing and analytic services to the commercial real estate and related business community and operates within two operating segments, including U.S. and International. The Company’s information, marketing and analytic services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2010 and 2009.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Net income	$3,382	$4,325	$9,522	$15,047
Foreign currency translation adjustment	1,434	(1,402)	(441)	3,567
Net unrealized gain (loss) on investments, net of tax	(41)	115	(77)	2,635
Total comprehensive income	$4,775	$3,038	$9,004	$21,249

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Foreign currency translation adjustment	$(5,291)	$(4,850)
Accumulated net unrealized loss on investments, net of tax	(2,792)	(2,715)
Total accumulated other comprehensive loss	$(8,083)	$(7,565)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2010	2009	2010	2009
	(unaudited)
Net income	$3,382	$4,325	$9,522	$15,047
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	20,328	19,868	20,309	19,628
Effect of dilutive securities:
Stock options and restricted stock	360	216	368	121
Denominator for diluted net income per share — weighted-average outstanding shares	20,688	20,084	20,677	19,749

Net income per share — basic	$0.17	$0.22	$0.47	$0.77
Net income per share — diluted	$0.16	$0.22	$0.46	$0.76

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Employee stock options	241	373	363	501

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options were approximately $1.8 million and $700,000 for the three months ended September 30, 2010 and 2009, respectively.  Net cash proceeds from the exercise of stock options were approximately $3.0 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. There were approximately $400,000 and $0 of excess tax benefits realized from stock option exercises for the three months ended September 30, 2010 and 2009, respectively. There were approximately $700,000 and $0 of excess tax benefits realized from stock option exercises for the nine months ended September 30, 2010 and 2009, respectively.

Stock-based compensation expense for stock options, restricted stock and stock purchases under the employee stock purchase plan included in the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
Cost of revenues	$300	$282	$973	$593
Selling and marketing	351	426	940	1,031
Software development	153	140	560	464
General and administrative	977	1,193	3,254	3,079
Total stock-based compensation	$1,781	$2,041	$5,727	$5,167

Options to purchase 68,560 and 22,407 shares were exercised during the three months ended September 30, 2010 and 2009, respectively.  Options to purchase 107,217 and 28,618 shares were exercised during the nine months ended September 30, 2010 and 2009, respectively.

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

These acquisitions were accounted for using purchase accounting.  For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles are being amortized over their estimated useful lives.  Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests.  Goodwill is comprised of acquired workforce. The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2010 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2010 — September 30, 2011	$3,356
October 1, 2011 — September 30, 2015	3,830
October 1, 2015 — September 30, 2020	79
After September 30, 2020	29,349
Available-for-sale investments	$36,614

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The realized gains on the Company’s investments for each of the three months ended September 30, 2010 and 2009 were approximately $8,000 and $0, respectively. The realized gains on the Company’s investments for the nine months ended September 30, 2010 and 2009 were approximately $11,000 and $4,000, respectively. The realized losses on the Company’s investments for each of the three months ended September 30, 2010 and 2009 were approximately $0 and $2,000, respectively. The realized losses on the Company’s investments for the nine months ended September 30, 2010 and 2009 were approximately $41,000 and $4,000, respectively.

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

As of September 30, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$1,579	$—	$—	$1,579
Corporate debt securities	5,371	236	—	5,607
Government-sponsored enterprise obligations	80	—	(1)	79
Auction rate securities	32,375	—	(3,026)	29,349
Available-for-sale investments	$39,405	$236	$(3,027)	$36,614

As of December 31, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$12,987	$5	$(14)	$12,978
Corporate debt securities	6,396	331	—	6,727
Residential mortgage-backed securities	394	—	(7)	387
Government-sponsored enterprise obligations	97	—	(1)	96
Auction rate securities	32,750	—	(3,026)	29,724
Available-for-sale investments	$52,624	$336	$(3,048)	$49,912

The unrealized losses on the Company’s investments as of September 30, 2010 and December 31, 2009 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired as of September 30, 2010 and December 31, 2009, respectively.  See Note 5 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	September 30,		December 31,
	2010		2009
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Collateralized debt obligations	$—	$—	$7,578	$(14)
Residential mortgage-backed securities	—	—	387	(7)
Government-sponsored enterprise obligations	79	(1)	96	(1)
Auction rate securities	29,349	(3,026)	29,724	(3,026)
	$29,428	$(3,027)	$37,785	$(3,048)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2010 and December 31, 2009, respectively.

5.	FAIR VALUE

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$56,110	$—	$—	$56,110
Money market funds	139,248	—	—	139,248
Collateralized debt obligations	—	1,579	—	1,579
Corporate debt securities	—	5,607	—	5,607
Government-sponsored enterprise obligations	—	79	—	79
Auction rate securities	—	—	29,349	29,349
Total assets measured at fair value	$195,358	$7,265	$29,349	$231,972
Liabilities:
Deferred consideration	$—	$—	$3,186	$3,186
Total liabilities measured at fair value	$—	$—	$3,186	$3,186

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Balance at beginning of period	$29,449	$30,110	$29,724	$29,340
Unrealized gain (loss) included in other comprehensive loss	—	(71)	—	724
Net settlements	(100)	(100)	(375)	(125)
Balance at end of period (unaudited)	$29,349	$29,939	$29,349	$29,939

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Net settlements	(20,925)
Balance at December 31, 2008	29,340
Unrealized gain included in other comprehensive loss	684
Net settlements	(300)
Balance at December 31, 2009	29,724
Unrealized loss included in other comprehensive loss	—
Net settlements	(175)
Balance at March 31, 2010 (unaudited)	29,549
Unrealized loss included in other comprehensive loss	—
Net settlements	(100)
Balance at June 30, 2010 (unaudited)	29,449
Unrealized loss included in other comprehensive loss	—
Net settlements	(100)
Balance at September 30, 2010 (unaudited)	$29,349

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of September 30, 2010, the Company held ARS with $32.4 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2010.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of September 30, 2010, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

As of September 30, 2010, the Company’s Level 3 liabilities consist of a $3.2 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$3,158	$3,082
Accretion for period	28	104
Balance at end of period (unaudited)	$3,186	$3,186

There were no Level 3 liabilities as of September 30, 2009.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2008 to September 30, 2010 (in thousands):

Deferred Consideration
Balance at December 31, 2008	$—
Deferred consideration upon acquisition	3,052
Accretion included in general and administrative expenses	30
Balance at December 31, 2009	3,082
Accretion included in general and administrative expenses	38
Balance at March 31, 2010 (unaudited)	3,120
Accretion included in general and administrative expenses	38
Balance at June 30, 2010 (unaudited)	3,158
Accretion included in general and administrative expenses	28
Balance at September 30, 2010 (unaudited)	$3,186

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of September 30, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

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

The changes in the carrying amount of goodwill by operating segment from December 31, 2008 to September 30, 2010 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2008	$31,547	$22,781	$54,328
Acquisitions	23,858	—	23,858
Effect of foreign currency translation	—	2,280	2,280
Purchase accounting adjustment	(145)	—	(145)
Goodwill, December 31, 2009	55,260	25,061	80,321
Effect of foreign currency translation	—	(187)	(187)
Goodwill, September 30, 2010 (unaudited)	$55,260	$24,874	$80,134

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2010	December 31, 2009	Weighted- Average Amortization Period (in years)
	(unaudited)
Building photography	$11,705	$11,504	5
Accumulated amortization	(10,028)	(9,089)
Building photography, net	1,677	2,415

Acquired database technology	26,075	25,790	4
Accumulated amortization	(21,921)	(21,144)
Acquired database technology, net	4,154	4,646

Acquired customer base	55,669	55,770	10
Accumulated amortization	(42,982)	(41,208)
Acquired customer base, net	12,687	14,562

Acquired trade names and other	9,725	9,755	7
Accumulated amortization	(8,278)	(7,988)
Acquired trade names and other, net	1,447	1,767

Intangibles and other assets, net	$19,965	$23,390

8.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2010 and 2009 reflects an effective tax rate of approximately 42% and 44%, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Company and its wholly owned subsidiary CoStar U.K. Limited were defendants in legal proceedings filed in England by Nokia U.K. Limited (“Nokia”) related to a dispute concerning the Company’s termination of an agreement to lease certain office space from Nokia.  Nokia served its complaint upon the Company in September 2009.  In June 2010, the Company accrued approximately $2.0 million in general and administrative expense in anticipation of paying this amount as part of a settlement of this lawsuit.  On July 20, 2010, the parties signed a settlement agreement formally resolving this litigation and the Company subsequently paid approximately $2.0 million to Nokia.

On December 23, 2008, the Company initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for the Company’s account.  The Company’s complaint included breach of contract, fraud, breach of fiduciary duty and other causes of action in relation to representations made by CSFB about the ARS purchased for CoStar’s account.  In September 2010, the FINRA arbitration panel ruled in favor of CSFB.  The Company did not have a gain or incur a loss as a result of the resolution of this matter.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On December 8, 2009, a former employee filed a lawsuit against the Company in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and is seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, the Company accrued approximately $800,000 in general and administrative expense in anticipation of making a settlement payment that will formally resolve this litigation.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At September 30, 2010, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation other than as described above.  In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the condensed consolidated financial statements for unfavorable results, if any, other than described above. Legal defense costs are expensed as incurred.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
Revenues
United States	$52,622	$48,807	$154,777	$141,590
International
External customers	4,522	4,783	13,298	13,434
Intersegment revenue	299	308	990	308
Total international revenue	4,821	5,091	14,288	13,742
Intersegment eliminations	(299)	(308)	(990)	(308)
Total revenues	$57,144	$53,590	$168,075	$155,024

EBITDA
United States	$9,507	$10,646	$29,092	$37,202
International	(65)	(87)	(3,103)	(577)
Total EBITDA	$9,442	$10,559	$25,989	$36,625

Reconciliation of EBITDA to net income
EBITDA	$9,442	$10,559	$25,989	$36,625
Purchase amortization in cost of revenues	(327)	(659)	(1,142)	(1,641)
Purchase amortization in operating expenses	(540)	(842)	(1,762)	(2,530)
Depreciation and other amortization	(2,440)	(2,107)	(7,357)	(6,571)
Interest income, net	156	263	590	1,027
Income tax expense, net	(2,909)	(2,889)	(6,796)	(11,863)
Net income	$3,382	$4,325	$9,522	$15,047

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.  PPR was acquired in July 2009.

International EBITDA includes a corporate allocation of approximately $100,000 and $200,000 for the three months ended September 30, 2010 and 2009, respectively and $400,000 and $300,000 for the nine months ended September 30, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Fixed assets, net
United States	$61,736	$14,851
International	3,237	4,311
Total fixed assets, net	$64,973	$19,162

Goodwill
United States	$55,260	$55,260
International	24,874	25,061
Total goodwill	$80,134	$80,321

Assets
United States	$455,372	$424,479
International	41,053	44,558
Total operating segment assets	$496,425	$469,037

Reconciliation of operating segment assets to total assets
Total operating segment assets	$496,425	$469,037
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(50,182)	(46,114)
Total assets	$427,899	$404,579

Liabilities
United States	$45,190	$37,838
International	49,228	46,678
Total operating segment liabilities	$94,418	$84,516

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$94,418	$84,516
Intercompany payables	(42,797)	(38,943)
Total liabilities	$51,621	$45,573

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	PURCHASE OF BUILDING

In February 2010, the Company purchased a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. together with the tenancy in the underlying ground lease for the property for a purchase price of $41.25 million in cash. This facility will be used primarily by the Company’s U.S. segment. The Company began relocating its Bethesda-based employees and infrastructure to the new building starting in July 2010 and completed its relocation by October 15, 2010, the expiration date of the lease of its Bethesda property.

In connection with the purchase of the building, the Company assumed the ground lease for the parcel of land under the building. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then approximately $918,000 annually through February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

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

13.	LEASE RESTRUCTURING CHARGES

Effective September 24, 2010, the Company consolidated its three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR, and Resolve Technology, into one facility.  The consolidation of the facilities resulted in a lease restructuring charge of approximately $1.3 million recorded in general and administrative expense in the third quarter of 2010. The third quarter lease restructuring charge included amounts for the abandonment of certain lease space and the impairment of leasehold improvements.  The amount of the lease restructuring charge was based upon management’s best estimate of amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of these events may differ from estimates. Changes will be made to the restructuring accrual when any such differences become determinable.  As of September 30, 2010, there is approximately $1.2 million included in accrued expenses related to these restructuring charges.

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings and portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

We have consistently worked to expand our service offerings, both in terms of geographical coverage and the scope of services offered, in order to position the company for future revenue growth.  In 2004, we began our expansion into 21 new metropolitan markets throughout the U.S. and began expanding the geographical coverage of many of our existing U.S. and U.K. markets. We completed our expansion into the 21 new markets in the first quarter of 2006. During the second half of 2006, in order to further expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007.

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

Our goal is to provide additional tools that make our research and analytics even more valuable to subscribers.  We are currently focusing on integration and further development of the PPR and Resolve Technology service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs, including costs of hiring additional personnel.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.

We have also focused on expanding our geographical coverage and service offerings through our international operations.  We intend to integrate our international operations, including our acquisitions of Propex, Grecam and PPR’s wholly owned subsidiary Property and Portfolio Research Ltd., more fully with those in the U.S. We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our Internet marketing service, in the U.K. We believe that our recent U.S. and international expansion and integration efforts will be a platform for long-term growth.

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

We recently decided to take advantage of favorable market conditions to lower our long-term occupancy costs as a tenant.  In February 2010, we purchased an office building in downtown Washington, D.C. for $41.25 million for use as our new headquarters and have since relocated to this location.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010; therefore, we incurred overlapping occupancy costs through the end of the Bethesda lease term as we transitioned to our new headquarters.  Now that the relocation is complete, we expect to realize long-term savings in occupancy costs.  As part of our overall strategy to consolidate our London office locations and reduce occupancy costs, we also relocated our London offices and in July 2010 entered into a settlement pursuant to which we terminated our lease for our former London offices.  In addition, in September 2010, we consolidated our three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR and Resolve Technology, into one facility. We recorded a lease restructuring charge of approximately $1.3 million in general and administrative expense in the third quarter of 2010 as a result of the Boston office consolidation.  We expect capital expenditures to increase in 2010 primarily for facilities related capital expenditures.

In some cases, the business operations of some of our clients continue to be negatively affected by challenging economic conditions in the U.S. and the world, resulting at times in business consolidations and, in extreme circumstances, business failure. However, clear signs of improving conditions in commercial real estate, including heightened leasing activity and positive net absorption of office space, are resulting from the modest office-related job growth and business expansions occurring in the face of renewed economic expansion.  In this improving environment, CoStar Group’s trailing twelve-month renewal rate for subscription-based services increased back towards our average of 90% during the third quarter of 2010.  For the twelve months ended September 30, 2010 and 2009, our contract renewal rate for subscription-based services was approximately 90% and 85%, respectively, and therefore our cancellation rate was approximately 10% and 15%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

Fluctuations in commercial real estate leasing activity and vacancy rates, as well as office-related employment and other economic and financial factors that affect the commercial real estate industry, may have a corresponding positive or negative effect on the number of our subscribers and average contract value, both of which directly affect our financial condition and results of operations.  While we believe we are seeing the initial stages of recovery in the commercial real estate economy, the extent and duration of any future strengthening or weakening of the overall economy and how it may affect the commercial real estate economy is unknown.  Likewise, the extent and duration of any benefit resulting from any of the governmental or private sector initiatives designed to strengthen the economy are unknown and there can be no assurance that such initiatives have been or will be successful.  Because of these uncertainties and any resulting impact on our business, we may not be able to accurately forecast our revenue or earnings.  However, based on current economic conditions, we believe that the Company is positioned to generate continued, sustained earnings from current operations in the fourth quarter of 2010 and for the foreseeable future.

We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends.  Currency exchange rate volatility may continue, which may impact (either positively or negatively) our reported financial results and trends and period-to-period comparisons of our consolidated operations.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of September 30, 2010, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

Our Level 3 liabilities consist of a $3.2 million liability as of September 30, 2010 for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payout two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payouts for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

We have used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities as of September 30, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

We have not made any material changes in the accounting methodology used to determine the fair value of the deferred consideration.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the deferred consideration as of September 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, we may be exposed to additional liabilities related to this deferred consideration.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2010.  However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the consolidated statements of operations.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs.  We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 22 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of these non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe these non-GAAP measures are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$3,382	$4,325	$9,522	$15,047
Purchase amortization in cost of revenues	327	659	1,142	1,641
Purchase amortization in operating expenses	540	842	1,762	2,530
Depreciation and other amortization	2,440	2,107	7,357	6,571
Interest income, net	(156)	(263)	(590)	(1,027)
Income tax expense, net	2,909	2,889	6,796	11,863
EBITDA	$9,442	$10,559	$25,989	$36,625

Cash flows provided by (used in)
Operating activities	$6,396	$12,937	$27,095	$31,814
Investing activities	(1,465)	4,171	(39,890)	7,824
Financing activities	2,018	575	2,540	506

Comparison of Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

Revenues. Revenues increased to $57.1 million in the third quarter of 2010 from $53.6 million in the third quarter of 2009. The $3.6 million increase was  primarily attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates as well as additional revenues from our October 2009 acquisition of Resolve Technology of approximately $1.0 million. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $36.4 million in the third quarter of 2010 from $34.4 million in the third quarter of 2009. The increase in the gross margin amount was due to an increase in revenue partially offset by an increase in cost of revenues.  The gross margin percentage decreased to 63.7% in the third quarter of 2010 from 64.3% in the third quarter of 2009. The decrease in the percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $20.8 million for the third quarter of 2010 from $19.1 million for the third quarter of 2009. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $13.0 million in the third quarter of 2010 from $11.6 million in the third quarter of 2009, and increased as a percentage of revenues to 22.8% in the third quarter of 2010 from 21.7% in the third quarter of 2009. The increase in the amount and percentage of selling and marketing expenses was primarily due to increased sales personnel costs.

Software Development Expenses. Software development expenses increased to $4.2 million in the third quarter of 2010 from $3.5 million in the third quarter of 2009, and increased as a percentage of revenues to 7.4% in the third quarter of 2010 compared to 6.4% in the third quarter of 2009.  The increase in the amount and percentage of software development expenses was primarily due to additional software development expenses included as a result of our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $12.4 million in the third quarter of 2010 from $11.6 million in the third quarter of 2009, and increased as a percentage of revenues to 21.8% in the third quarter of 2010 compared to 21.6% in the third quarter of 2009. The increase in the amount and percentage of general and administrative expenses was primarily due to approximately $1.3 million for the lease restructuring charge partially offset by decreased bad debt expense of approximately $600,000.

Purchase Amortization. Purchase amortization decreased to approximately $500,000 in the third quarter of 2010 compared to approximately $800,000 in the third quarter of 2009, and decreased as a percentage of revenues to 0.9% in the third quarter of 2010 compared to 1.6% in the third quarter of 2009. The decrease in purchase amortization expense was due to the completion of amortization of certain identifiable intangible assets in 2010.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $200,000 in the third quarter of 2010 and approximately $300,000 in the third quarter of 2009.

Income Tax Expense, net.  Income tax expense, net remained relatively consistent at approximately $2.9 million in the third quarter of 2010 and 2009.

Comparison of Business Segment Results for Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $52.6 million in the third quarter of 2010 from $48.8 million in the third quarter of 2009.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates, as well as additional revenues from our October 2009 acquisition of Resolve Technology of approximately $1.0 million. FOCUS is our primary service offering in our International operating segment. International revenues decreased to $4.8 million from $5.1 million for the three months ended September 30, 2010 and 2009, respectively. This decrease in international revenue is principally due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA decreased to $9.5 million in the third quarter of 2010 from $10.6 million in the third quarter of 2009. The decrease in U.S. EBITDA was due primarily to a lease restructuring charge of approximately $1.3 million related to the consolidation of our three facilities located in Boston, Massachusetts. International EBITDA remained relatively consistent at a loss of approximately $100,000 in the third quarter of 2010 and 2009.  International EBITDA includes a corporate allocation of approximately $100,000 and $200,000 for each of the three months ended September 30, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

Revenues. Revenues increased to $168.1 million for the nine months ended September 30, 2010, from $155.0 million for the nine months ended September 30, 2009. The $13.1 million increase was primarily due to additional revenues as a result of our July 2009 acquisition of PPR. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $105.8 million for the nine months ended September 30, 2010, from $102.2 million for the nine months ended September 30, 2009. The increase in the gross margin amount was due to an increase in revenue partially offset by an increase in cost of revenues. Gross margin percentage decreased to 62.9% for the nine months ended September 30, 2010, from 65.9% for the nine months ended September 30, 2009. The decrease in the percentage of gross margin was principally due to an increase in the cost of revenues. Cost of revenues increased to $62.3 million for the nine months ended September 30, 2010 from $52.8 million for the nine months ended September 30, 2009. The increase in the cost of revenues was principally due to additional cost of revenues of approximately $6.5 million, included as a result of our July 2009 acquisition of PPR, as well as an increase in research personnel costs of approximately $2.8 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $38.5 million for the nine months ended September 30, 2010, from $30.5 million for the nine months ended September 30, 2009, and increased as a percentage of revenues to 22.9% for the nine months ended September 30, 2010, from 19.7% for the nine months ended September 30, 2009. The increase was primarily due to increased costs of approximately $4.4 million due to increased sales personnel costs, as well as additional selling and marketing expenses of approximately $1.6 million included as a result of our July 2009 acquisition of PPR.

Software Development Expenses. Software development expenses increased to $12.6 million for the nine months ended September 30, 2010, compared to $9.7 million for the nine months ended September 30, 2009, and increased as a percentage of revenues to 7.5% for the nine months ended September 30, 2010 compared to 6.3% for the nine months ended September 30, 2009.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $37.2 million for the nine months ended September 30, 2010, from $33.6 million for the nine months ended September 30, 2009, and increased as a percentage of revenues to 22.1% for the nine months ended September 30, 2010, compared to 21.7% for the nine months ended September 30, 2009. The increase in the amount of general and administrative expenses was primarily due to $2.8 million recorded for the settlement of two litigation matters in June 2010, the lease restructuring charge of approximately $1.3 million, and additional general and administrative expense of approximately $2.1 million included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology, partially offset by a decrease in bad debt expense of approximately $2.4 million.

Purchase Amortization. Purchase amortization decreased to $1.8 million for the nine months ended September 30, 2010, compared to $2.5 million for the nine months ended September 30, 2009, and decreased as a percentage of revenues to 1.0% for the nine months ended September 30, 2010, from 1.6% for the nine months ended September 30, 2009. The decrease in purchase amortization expense was due to the completion of amortization for certain identifiable intangible assets in 2010.

Interest and Other Income, net. Interest and other income, net decreased to approximately $600,000 for the nine months ended September 30, 2010, from $1.0 million for the nine months ended September 30, 2009, primarily due to lower short-term investment balances.

Income Tax Expense, net.  Income tax expense, net decreased to $6.8 million for the nine months ended September 30, 2010, from $11.9 million for the nine months ended September 30, 2009. This decrease was primarily due to lower income before income taxes.

Comparison of Business Segment Results for Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

Segment Revenues. U.S. revenues increased to $154.8 million from $141.6 million for the nine months ended September 30, 2010 and 2009, respectively. This increase in U.S. revenue was primarily due to additional revenues as a result of our July 2009 acquisition of PPR.  International revenues increased to $14.3 million from $13.7 million for the nine months ended September 30, 2010 and 2009, respectively. This increase in international revenue was principally due to further penetration of our subscription-based information services.

Segment EBITDA. U.S. EBITDA decreased to $29.1 million from $37.2 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in U.S. EBITDA was due to additional personnel cost of approximately $7.8 million, increased legal settlement charges of approximately $800,000, and a lease restructuring charge of approximately $1.3 million related to the consolidation of our three facilities located in Boston, Massachusetts partially offset by a decrease in bad debt expense of approximately $2.1 million.  International EBITDA increased to a loss of $3.1 million from a loss of approximately $600,000 for the nine months ended September 30, 2010 and 2009, respectively. This increased loss was primarily due to approximately $2.0 million paid in connection with the settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $400,000 and $300,000 for the nine months ended September 30, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $202.6 million at September 30, 2010 from $226.0 million at December 31, 2009.  The decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 2010 was primarily due to the purchase of a 169,429 square-foot LEED Gold certified office building located at 1331 L Street, NW in downtown Washington, D.C. for a purchase price of $41.25 million in cash, and approximately $1.7 million in acquisition costs, partially offset by cash flows from operations.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $27.1 million compared to $31.8 million for the nine months ended September 30, 2009. This $4.7 million decrease was due to a decrease of $9.3 million in net income plus non-cash items partially offset by a $4.6 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.   The $4.6 million net increase in changes in operating assets and liabilities was primarily related to approximately $2.5 million in increased deferred revenue mostly associated with cash received for annual billings, as well as $800,000 accrued in June 2010 in anticipation of the settlement of a litigation matter and the $1.3 million lease restructuring charge associated with our Boston lease consolidation in September 2010.

Net cash used in investing activities was $39.9 million for the nine months ended September 30, 2010, compared to $7.8 million net cash provided by investing activities for the nine months ended September 30, 2009. This $47.7 million increase in net cash used in investing activities was primarily due to the February 2010 purchase of our new headquarters in downtown Washington, D.C., as well as capital improvements for our facilities.

Net cash provided by financing activities was approximately $2.6 million for the nine months ended September 30, 2010, compared to approximately $500,000 for the nine months ended September 30, 2009.  The change was due to increased proceeds from exercise of stock options partially offset by increased share repurchases from employees to satisfy employee tax liabilities arising from vesting of restricted stock.

During the nine months ended September 30, 2010, we purchased our new headquarters in Washington, D.C., and incurred capital expenditures of approximately $10.2 million.  In addition to the purchase of our new headquarters, we expect to make total capital expenditures in 2010 of approximately $15.0 million to $20.0 million, primarily related to improvements at our facilities.

In connection with the purchase of our new headquarters in Washington, D.C., we assumed the ground lease for the parcel of land under the building. The lease, which expires February 29, 2088, requires the payment of minimum annual rent of $778,000 through February 29, 2012, then approximately $918,000 annually through February 29, 2024. Thereafter, the minimum rate is adjusted to fair market value, as defined in the lease, once every 7 years.

Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.  In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million ($2.9 million was paid upon acquisition and $450,000 was deferred until February 2010) in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date and are subject to a three-year lockup.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of additional operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

As of September 30, 2010, we had $32.4 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Footnote 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on December 23, 2008, we initiated a Financial Industry Regulatory Authority (“FINRA”) arbitration against Credit Suisse First Boston (“CSFB”) related to CSFB’s purchase of ARS for our account.  Our complaint asserted breach of contract, fraud, breach of fiduciary duty and other causes of action.  In September 2010, the FINRA arbitration panel ruled in favor of CSFB.  We did not have a gain or incur a loss as a result of the resolution of this matter.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls and other public statements that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the remainder of 2010 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, taxable income, income tax expense, cash flow from operating activities, available cash, operating costs, amortization expense, stock-based compensation expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions and related costs, restructuring and related costs, headquarters acquisition and related costs, settlements, impairments, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A. of Part II of this report, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; commercial real estate market conditions; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; competition; foreign currency fluctuations; our ability to identify, acquire and integrate potential acquisitions and their respective service offerings; our subsidiaries’ abilities to successfully cross sell our services; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to integrate our U.S. and international product offerings; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of September 30, 2010, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.3 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2010.  As of September 30, 2010, we had $202.6 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of September 30, 2010, auctions for $32.4 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of September 30, 2010, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Footnotes 4, 5, and 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $100.1 million in intangible assets as of September 30, 2010. As of September 30, 2010, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure.  For example, in February 2010, we purchased a new headquarters building in downtown Washington, D.C., and have since relocated our headquarters to that building and consolidated redundant office space.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2010	2,686		$39.33	—	—
August 1 through August 31, 2010	—		—	—	—
September 1 through September 30, 2010	2,204		$42.99	—	—
Total	4,890	(1)	$40.98	—	—

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

COSTAR GROUP, INC.
Date: October 21, 2010	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibit No.	Description
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