Form 10-K
period 2010-12-31
COSTAR GROUP INC
filed 2011-02-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 0-24531

CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 L Street, NW, Washington, DC 20005
(Address of principal executive offices) (zip code)

(202) 346-6500
Registrant’s telephone number, including area code

(877) 739-0486
Registrant’s facsimile number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2010 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $658 million.

As of February 18, 2011, there were 20,761,799 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, is the number one provider of information, marketing and analytic services  to the commercial real estate industry in the United States (U.S.) and United Kingdom (U.K.) based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering the U.S., as well as London and other parts of the U.K. and parts of France. We manage our business geographically in two operating segments; our primary areas of measurement and decision-making are the U.S. and International, which includes the U.K. and France.

Since our founding in 1987, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As a result of our January 2003 acquisition of Focus Information Limited (now, CoStar U.K. Limited), June 2004 acquisition of Scottish Property Network, December 2006 acquisition of Grecam S.A.S., February 2007 acquisition of Property Investment Exchange Limited, and July 2009 acquisition of Property and Portfolio Research, Inc. (“PPR”) and its wholly owned U.K. subsidiary, Property and Portfolio Research Ltd. (“PPR UK”), we have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France.  Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 11 to our consolidated financial statements. CoStar’s revenues, net income, assets and liabilities, broken out by segment are set forth in Note 11 to our consolidated financial statements.  Information about risks associated with our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, property information for clients’ websites, information about industry professionals and their business relationships, analytic information, data integration, and industry news.  We also provide market research and analysis for commercial real estate investors and lenders via our PPR service offerings, and portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings. We have created and are continually improving a standardized information platform where the commercial real estate industry and related businesses can continuously interact and easily facilitate transactions due to the efficient exchange of accurate information we supply.

We have a number of assets that provide a unique foundation for our standardized platform, including the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, marketing and analytic services; a large team of analysts and economists and a large base of clients. Our database has been developed and enhanced for more than 23 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 52 proprietary databases.

We intend to continue to grow our standardized platform of commercial real estate information, marketing and analytic services.  In 2004, we began research for a 21-market U.S. expansion effort.  By the end of the first quarter of 2006, we had successfully launched service in each of those 21 markets.  In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties.  We launched the new retail component of our flagship product, CoStar Property Professional, in May 2006. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new Core Based Statistical Areas (“CBSAs”) across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service. In the fourth quarter of 2007, we released our CoStar Property Professional service in the 81 new CBSAs across the U.S. In 2008, we released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public websites, www.CoStar.com and www.showcase.com.

During the second half of 2009, as part of our strategy for providing subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use our database of research-verified commercial property information to conduct in-depth analysis and generate online reports of trends in sales and leasing activity.  Furthermore, in July 2009, we added analytic and market forecasting services to our platform of research and marketing services with our acquisition of PPR, and in October 2009 we acquired Resolve Technology’s business intelligence and portfolio management software used by institutional real estate investment companies.

We also intend to continue to expand the coverage of our service offerings within our International segment.  In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France.  In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an online investment property exchange located in London, England.  Our July 2009 acquisition of PPR and PPR UK also expanded the market research capabilities of our U.K. operations.  Further information about CoStar’s acquisitions is included in Note 3 to our consolidated financial statements.

  CoStar intends to integrate its U.K. and French operations more fully with its U.S. operations and eventually to introduce a consistent international platform of service offerings.  In 2007, we introduced the “CoStar Group” as the brand encompassing our worldwide operations.

Following our acquisitions of PPR and Resolve Technology in 2009, we began integrating their respective product and service offerings with our own, including the services we have successfully integrated following prior acquisitions.  We believe that our recent U.S. and International expansion and integration efforts have created a platform for long-term growth.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate more than 94% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, approximately 957 researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 23 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 31, 2011, our database of real estate information covered the U.S., London, England and other parts of the U.K. and parts of France, and contained:

•	Approximately 1.5 million sale and lease listings;
•	Approximately 4.0 million total properties;
•	Approximately 11.1 billion square feet of sale and lease listings;
•	Approximately 8.9 million tenants;
•	Approximately 1.8 million sales transactions valued in the aggregate at approximately $3.7 trillion; and
•	Approximately 11.2 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2010, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 31, 2011, we had approximately 957 commercial real estate research professionals and outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information.

CoStar utilizes 144 high-tech field research vehicles in 41 states and the U.K. Of these vehicles, 98 are custom-designed energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

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

Proprietary Technology

As of January 31, 2011, CoStar had a staff of 154 product development, database and network professionals.  CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar services, including CoStar Property Professional, CoStar COMPS, CoStar Tenant, CoStar Showcase, CoStar Commercial MLS, CoStar Connect, FOCUS, SPN, Shopproperty, PPR products and services, and Resolve Portfolio Maximizer and Request.  In 2008, CoStar released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public websites, www.CoStar.com and www.showcase.com.  In 2009, we expanded subscribers’ capabilities to use CoStar’s database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online. In 2010, we launched Showcase in the U.K. via www.Showcase.co.uk.

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

Services

Our suite of information, marketing and analytic services is branded and marketed to our customers. Our services are derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to continue to enhance our existing information, marketing and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our various information, marketing and analytic services are described in detail in the following paragraphs as of January 31, 2011:

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

CoStar Showcase®   CoStar Showcase offers commercial real estate professionals a simple way to get their for-sale and for-lease listings in front of a broad internet audience who search on Google, Yahoo, Bing, Showcase.com and Costar.com to find commercial properties.  When customers sign up for CoStar Showcase, their listings become accessible to visitors to Showcase.com and Costar.com, who can search those listings for free.  To drive traffic to CoStar Showcase subscriber listings, CoStar invests in Google, Yahoo and Bing keyword based pay-per-click advertising to capture the high volume traffic of users actively searching for commercial properties on those search engines.  As part of their CoStar Showcase subscription, subscribers also receive customized websites for each of their brokers that displays their bio, photo, contact information and updated listings that they can use to promote their services. CoStar Showcase can be purchased as a firm-wide annual subscription by firms who want all of their brokers to be able to access the service, or it can be purchased by individual brokers on a month-to-month basis.  When individual brokers sign up for CoStar Showcase, they also receive access to CoStar Commercial MLS (described below).

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

CoStar Professional Directory®   CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 1.4 million commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations.  Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles.  Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

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

PPR®   Our subsidiary PPR, and its U.K. subsidiary, PPR UK, offer products and services designed to meet the research needs of commercial real estate investors and lenders. PPR covers metropolitan areas throughout the United States, the U.K., and Europe, with offerings including historical and forecast market data and analysis by market and property type, and services including access to PPR’s analysts, economists, and strategists to develop and deliver custom research solutions.  Key tools include analysis of underlying property data, assessment of current market fundamentals, forecasts of future market performance, and credit default models.

PPR Portal™ is PPR’s primary delivery platform for research, forecasts, analytics, and granular data surrounding a specific address and property type. Information is organized around clearly defined tabs, for ease of access. The information is presented in written, table data, graphic, and map formats, and can easily be downloaded by the user for integration into their own analytical framework.  PPR’s Portal is used by lenders, investors, and owners to identify and price investment opportunities, manage assets and portfolios, and source and service capital.

PPR COMPASS™ is PPR’s premier commercial real estate risk management tool. It allows users to calculate Probability of Default, Loss Given Default, Expected Loss, and Confidence Interval (of Expected Loss) results for a loan or a portfolio. It provides direct comparisons of credit risk and refinance risk across Time, Market, Property Type, and Loan Structure for all macroeconomic forecast scenarios.   COMPASSCRE is used by lenders, issuers, ratings agencies, and regulators to estimate required loss reserves and economic capital, target lending opportunities, set pricing strategy, objectively compare/price loans, more effectively allocate capital, and manage refinance risk.

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

Showcase.co.uk   Showcase.co.uk offers commercial real estate professionals a simple way to get their for-sale and for-lease listings in front of a broad internet audience who search on Google, Yahoo, Bing, and Showcase.co.uk to find commercial properties.  When customers sign up for Showcase.co.uk, their listings become accessible to visitors to www.Showcase.co.uk and other CoStar URLs who can search those listings for free.  To drive traffic to Showcase.co.uk subscriber listings, CoStar UK Limited invests in Google, Yahoo and Bing keyword based pay-per-click advertising to capture the high volume traffic of users actively searching for commercial properties on those search engines.  As part of their Showcase.co.uk subscription, subscribers also receive customized websites for each of their brokers that displays their bio, photo, contact information and updated listings that they can use to promote their services. Showcase.co.uk is available as a firm-wide annual subscription by firms who want all of their brokers to be able to access the service or can be purchased by a single location of a national firm on an annual subscription basis.

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

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2011.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
CB Richard Ellis	Deutsche Bank	BlackRock
CB Richard Ellis — U.K.	Wells Fargo	Prudential
Colliers	JP Morgan Chase Bank	Prudential — U.K.
Colliers International UK — U.K.	Key Bank	Metropolitan Life
Cushman & Wakefield	TD Bank	ING Clarion Partners
Cushman & Wakefield — U.K.	Citibank	Progressive Casualty Insurance Co.
Weichert Commercial Brokerage	AEGON USA Realty Advisors, Inc.	USAA Real Estate Company
Jones Lang LaSalle	Bank of America, N.A.	NorthMarq Capital
Jones Lang LaSalle — U.K.	East West Bank	AEW Capital Management LP
Grubb & Ellis	Q10 Capital LLC	Manulife Financial
Drivers Jonas Deloitte — U.K.	GE Capital	Hartford Investment Management Company
King Sturge — U.K.
Lambert Smith Hampton — U.K.
Charles Dunn Company, Inc.	Owners, Developers	Appraisers, Accountants
Marcus & Millichap	Hines	Integra
Mohr Partners	LNR Property Corp	Deloitte
Newmark Knight Frank	Shorenstein Company, LLC	Marvin F. Poer
CRESA Partners	Tishman Speyer	KPMG
Studley	The British Land Company - UK	Thomson Reuters
Coldwell Banker Commercial NRT	Industrial Developments International (IDI)	FirstService PGP Valuation
UGL Services
NAI Global
Cassidy Turley
Binswanger
Re/Max
Carter	Retailers	Government Agencies
USI Real Estate Brokerage Services	Starbucks	U.S. General Services Administration
DAUM Commercial Real Estate Services	In-N-Out Burger	County of Los Angeles
HFF	Taco Bell	Internal Revenue Service
U.S. Equities Realty	Massage Envy	City of Chicago
Sperry Van Ness	7-Eleven	Cook County Assessor’s Office
DTZ — U.K.	Dollar General Corporation	U.S. Department of Housing and
Savills Commercial — U.K.	Walgreens	Urban Development
Capita Symonds — U.K.	Denny’s	Scottish Enterprise — U.K.
GVA Grimley — U.K.	Rent-A-Center	Federal Reserve Bank of New York
BNP Paribas — U.K.	Spencer Gifts LLC	Federal Deposit Insurance Corporation
Avision Young Commercial Real Estate		Transportation Security Administration

REITs	Property Managers	Vendors
Simon Property Group, Inc.	Transwestern Commercial Services	Turner Construction Company
Brandywine Realty Trust	Lincoln Property Company	Kastle Systems
Brookfield Properties	PM Realty Group	Comcast Corporation
Boston Properties	Navisys Group	ADT Security
Duke Realty Corporation	Osprey Management Company	Cox Communications, Inc.
Kimco Realty Corporation	Leggat McCall Properties	Time Warner Cable, Inc.
Vornado/Charles E. Smith	Asset Plus Corporation	Verizon Communications, Inc.

For the years ended December 31, 2008, 2009 and 2010, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2011, we had 262 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 23 field sales offices throughout the U.S. and in offices located in London, England; Manchester, England; Glasgow, Scotland and Paris, France.  Our inside sales team is located in our downtown Washington, DC. office. This team prospects for new clients and performs service demonstrations exclusively by telephone and over the internet to support the direct sales force.

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

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; print advertising in trade magazines and other business publications; client referrals; and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services.  The webinars are available both as live presentations and as on-demand programs hosted on our website.  On a monthly basis, we issue the CoStar Commercial Repeat Sales Index (CCRSI), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements.  The Index is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at www.costar.com/ccrsi.

Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our web-based marketing efforts include paid advertising with major search engines and commercial real estate news sites and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, including industry-leading events for commercial brokers and retail and financial services institutions, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

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

We compete directly and indirectly for customers with the following categories of companies:

•
online services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as LoopNet, Inc., Cityfeet.com, Inc., Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, Inc., WorkplaceIQ, RealPoint LLC and RealUp;

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

•	real estate portfolio management software solutions, such as Cougar Software, Yardi Systems, MRI Software, Argus Software and Intuit Inc.;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information, marketing and analytic services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify. A company like Bloomberg L.P. has the resources and has previously announced an intention to move into the commercial real estate information business.  Further, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could easily enter the commercial real estate marketing arena. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business.

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

Employees

As of January 31, 2011, we employed 1,389 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2011 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, fully diluted net income, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; competition; foreign currency fluctuations; our ability to identify, acquire and integrate acquisition candidates; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

Risk Factors

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. A reversal of recent improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, marketing and analytic services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to more cancellations of our information, marketing and analytic services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability.

Negative general economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including perceived and actual economic conditions, recessions, inflation, deflation, exchange rates, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability.  If we experience greater cancellations or reductions of services and failures to timely pay, and we do not acquire new clients or sell new services to our existing clients, our revenues may decline and our financial position would be adversely affected.  Adverse national and global economic events, as well as any significant terrorist attack, are likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. Market disruptions may also contribute to extreme price and volume fluctuations in the stock market that may affect our stock price for reasons unrelated to our operating performance.  In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. Conversely, deflation resulting in a decline of prices could reduce our revenues.  In the current economic environment, it is difficult to predict whether we will experience significant inflation or deflation in the near future. A significant increase in either could have an adverse effect on our results of operations.

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

If we are not able to successfully identify, finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons.  In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on synergy created through combinations; managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland, Grecam S.A.S. in France, CoStar U.K. Limited, Propex and Property and Portfolio Research Ltd. in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergy. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.  We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses.  If we are able to obtain financing, the terms may be onerous and restrict our operations.

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

Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing.  Competition in this market may increase further as a result of current recessionary economic conditions, as customer bases and customer spending have decreased and service providers are competing for fewer customer resources.  Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain customers or obtain new customers, our revenues could decline.  Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may continue to decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate.  Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected.  Additionally, we may not be able to sustain our historic revenue growth rates, and our percentage revenue growth rates may decline.  Our ability to increase our revenues and operating profit will depend on increased demand for our services.  Our sales are affected by, among other things, general economic and commercial real estate conditions.  Reduced demand, whether due to changes in customer preference, a further weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), SPN, Grecam S.A.S., Propex, and Property and Portfolio Research Ltd., a portion of our business is denominated in the British Pound and Euro and as a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position.  Foreign currency exchange rates have fluctuated and may continue to fluctuate.  Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue.  Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the British Pound or Euro may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2010, we held $32.2 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2010, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2010.  However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources.  During 2011, we plan to continue to increase the depth of our coverage in the U.S., U.K and France, and we may expand into additional geographies.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

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

Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money to defend, could distract management’s attention away from operating our business, could result in negative publicity and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial position could be adversely affected. We cannot make assurances that we will have any or sufficient insurance to cover any litigation claims.

An impairment in carrying value of goodwill could negatively impact our consolidated results of operations and net worth. Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1st of each year for impairment and are tested for impairment more frequently based upon the existence of one or more indicators.  We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board (“FASB”) authoritative guidance for consideration of potential impairment of goodwill. We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The existence of one or more of the following indicators could cause us to test for impairment prior to the annual assessment:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2010, we had $79.6 million of goodwill, $55.3 million in our U.S. segment and $24.3 million in our International segment.

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

Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: economic factors; quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations or new services; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights or other legal proceedings; and regulatory developments. In addition, the stock market in general, and the shares of internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies and may have the same effect on the market price of our common stock.

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

Our expansion into the commercial real estate analytics sector may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.  Expanding into the commercial real estate market research and forecasting arena imposes additional burdens on our research, systems development, sales, marketing and general management resources.  During 2011, we expect to continue to expand our presence in the commercial real estate analytics sector.  If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected.  In addition, if we incur additional costs to expand our analytics services and we are not successful in marketing or selling these expanded services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

As a result of consolidation of facilities, we may incur additional costs.  We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure, such as consolidation of office space. As a result of consolidation of office space, we may reduce our long-term occupancy costs, but incur restructuring charges.  If our long-term cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted.  Expected savings from relocating facilities can be highly variable and uncertain.  For instance, we may not meet the requirements necessary to receive the full property tax abatement provided by the District of Columbia as incentive for us to relocate our headquarters to downtown Washington, DC and may incur greater property taxes than anticipated in connection with the move to our new headquarters.    Further, we may not be successful in achieving the operating efficiencies or operating cost reductions expected from these efforts in the amounts or at the times we anticipate.

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

On February 5, 2010, we purchased an office building located at 1331 L Street, NW, in downtown Washington, DC, through our wholly owned subsidiary, 1331 L Street Holdings, LLC (“Holdings”), for use as our new headquarters and have since relocated to this location. This facility is used primarily by our U.S. segment.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010.

On February 2, 2011, Holdings and GLL L-Street 1331, LLC (“GLL”), an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty Information, Inc. (“CoStar Realty”), our wholly owned subsidiary, agreed to enter into a lease expiring May 31, 2025 (with two 5-year renewal options) with GLL to lease back 149,514 square feet of the office space located in this building, which we will continue to use as our corporate headquarters.  The closing of the sale took place on February 18, 2011.

Our principal facility in the U.K. is located in London, England, where we occupy approximately 11,000 square feet of office space.  Our lease for this facility has a maximum term ending October 20, 2018, with early termination at our option on October 18, 2013, with advance notice. This facility is used primarily by our International segment.

In addition to our downtown Washington, DC and London, England facilities, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; White Marsh, Maryland; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Seattle; and St. Louis.  Our subsidiaries, PPR and Resolve Technology, share space with CoStar in one facility leased in Boston, Massachusetts.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing prices per share of our common stock, as reported by the Nasdaq Global Select Market.

	High	Low
Year Ended December 31, 2009
First Quarter	$35.93	$24.23
Second Quarter	$40.09	$31.10
Third Quarter	$41.57	$33.97
Fourth Quarter	$44.43	$38.35

Year Ended December 31, 2010
First Quarter	$42.97	$38.22
Second Quarter	$45.95	$38.80
Third Quarter	$49.53	$37.66
Fourth Quarter	$57.75	$48.86

As of February 3, 2011, there were 438 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2010.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2010	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—		—	—	—
November 1 through 30	—		—	—	—
December 1 through 31	30,400	(1)	$55.70	—	—
Total	30,400		$55.70	—	—

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

The comparison covers the period beginning December 31, 2005, and ending on December 31, 2010, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CoStar Group, Inc.	100	124.07	109.45	76.30	96.76	133.33
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 500 Application Software Index	100	105.33	117.00	63.96	102.21	137.37

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2010. The consolidated statement of operations data shown below for each of the three years ended December 31, 2008, 2009, and 2010 and the consolidated balance sheet data as of December 31, 2009 and 2010 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006, 2007, and 2008 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2006	2007	2008	2009	2010
Revenues	$158,889	$192,805	$212,428	$209,659	$226,260
Cost of revenues	56,136	76,704	73,408	73,714	83,599
Gross margin	102,753	116,101	139,020	135,945	142,661
Operating expenses	88,672	98,249	99,232	104,110	119,886
Income from operations	14,081	17,852	39,788	31,835	22,775
Interest and other income, net	6,845	8,045	4,914	1,253	735
Income before income taxes	20,926	25,897	44,702	33,088	23,510
Income tax expense, net	8,516	9,946	20,079	14,395	10,221
Net income	$12,410	$15,951	$24,623	$18,693	$13,289
Net income per share - basic	$0.66	$0.84	$1.27	$0.95	$0.65
Net income per share - diluted	$0.65	$0.82	$1.26	$0.94	$0.64
Weighted average shares outstanding - basic	18,751	19,044	19,372	19,780	20,330
Weighted average shares outstanding - diluted	19,165	19,404	19,550	19,925	20,707

	As of December 31,
Consolidated Balance Sheet Data:	2006	2007	2008	2009	2010
Cash, cash equivalents, short-term and long-term investments	$158,148	$187,426	$224,590	$255,698	$239,316
Working capital	154,606	167,441	183,347	203,660	184,247
Total assets	275,437	321,843	334,384	404,579	439,648
Total liabilities	25,327	40,038	30,963	45,573	58,146
Stockholders’ equity	250,110	281,805	303,421	359,006	381,502

	As of December 31,
Other Operating Data:	2006	2007	2008	2009	2010
Number of subscription client sites	13,257	14,467	15,920	16,020	16,781
Millions of properties in database	2.1	2.7	3.2	3.6	4.0

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

All forward-looking statements are based on information available to us on the date of this filing and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information, marketing and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information, marketing and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information, marketing and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration, and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our PPR service offerings and portfolio and debt management and reporting capabilities through our Resolve Technology service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, in 2010 we expanded our research operations, and we plan to continue to grow our research operations slightly in 2011 in order to continue to meet customer expectations.

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

We intend to eventually introduce a consistent international platform of service offerings. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our Internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public websites, in the U.K. We believe that our recent U.S. and international expansion and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

We expect to continue to develop and distribute new services, expand existing services within our current platform, and expand and develop our sales and marketing organization. For instance, in July 2009, we expanded subscribers’ analytic capabilities to use our online database to conduct in-depth analysis and generate reports on sales and leasing activity through our acquisition of PPR and in October 2009, we acquired Resolve Technology, which enabled us to provide our customers with additional tools for analyzing commercial real estate markets. Any future expansion, including expansion through acquisitions and expansion internationally, could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2011 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

Our goal is to provide additional tools that make our research and analytics even more valuable to subscribers.  For example, we are currently focusing on integration and further development of the PPR and Resolve Technology service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs, including costs of hiring additional personnel.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.

In some cases, the business operations of some of our clients continue to be negatively affected by challenging economic conditions in the U.S. and the world, resulting at times in business consolidations and, in some circumstances, business failure.  If cancellations, reductions of services and failures to pay continue at the current rate or increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many other commercial real estate information, marketing and analytic service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.

There are clear signs of improving conditions in the commercial real estate industry, including heightened leasing activity and positive net absorption of office space, resulting from modest office-related job growth and recent business expansions in the U.S.  The extent and duration of continued improvement of the economy and the commercial real estate industry is unknown, as is the extent and duration of any benefits resulting from any of the governmental or private sector initiatives designed to strengthen the economy.  Because of these uncertainties and any resulting impact on our business, we may not be able to accurately forecast our revenue or earnings.  Based on current economic conditions, we believe that the Company is positioned to generate continued, sustained earnings from current operations in 2011 and for the foreseeable future.

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends.  We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. Currency exchange rate volatility may continue, which may impact (either positively or negatively) our reported financial results and consolidated trends and period-to-period comparisons of our consolidated operations.

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record additional compensation expense in our consolidated statements of operations. We plan to continue the use of stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income.

We recently decided to take advantage of favorable market conditions to lower our long-term occupancy costs as a tenant.  As part of our overall strategy to consolidate our London office locations and reduce occupancy costs, we relocated our London offices and in July 2010 entered into a settlement pursuant to which we terminated our lease for our former London offices.  In addition, in September 2010, we consolidated our three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR and Resolve Technology, into one facility. We recorded a lease restructuring charge of approximately $1.3 million in general and administrative expense in the third quarter of 2010 as a result of the Boston office consolidation.  In December 2010, we consolidated our New York and Iselin, New Jersey offices into one facility.  The consolidation of these facilities did not result in a lease restructuring charge.

On February 5, 2010, we took advantage of favorable market conditions and purchased an office building in downtown Washington, DC for $41.25 million for use as our new headquarters and have since relocated to this location.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010; therefore, we incurred overlapping occupancy costs through the end of the Bethesda lease term as we transitioned to our new headquarters.  We were able to create value through our occupancy of the building in Washington, DC and on February 18, 2011 sold the building for aggregate consideration of $101.0 million, $15.0 million of which is being held in escrow to fund additional build-out and planned improvements at the building.  As part of the sale, we entered into a long-term lease with the buyer to lease back approximately 88% of the office space, where our corporate headquarters will remain.  We expect that the lease-back arrangement will result in additional expense of approximately $4.5 million to $5.0 million in 2011.

 Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 94% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended December 31, 2010 and 2009, our contract renewal rate for subscription-based services was approximately 90% and 85%, respectively, and therefore our cancellation rate was approximately 10% and 15%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Fair Value of Auction Rate Securities

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes assets and liabilities by the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Our Level 3 assets consist of auction rate securities (“ARS”), whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2010, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2010.  However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

Our Level 3 liabilities consist of a $3.2 million liability as of December 31, 2010 for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

We used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities as of December 31, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

We have not made any material changes in the accounting methodology used to determine the fair value of the deferred consideration.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the deferred consideration as of December 31, 2010.  However, if changes in these assumptions occur, and, should those changes be significant, we may be required to recognize additional liabilities related to this deferred consideration.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations.  We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option.  These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the twelve months ended December 31, 2010.  However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.  As of October 1, 2010, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2010 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs.  We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income (loss). In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 23 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, marketing and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of these non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe these non-GAAP measures are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of acquisition related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to the acquisition.  Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition related costs to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are stock-based compensation, acquisition related costs, restructuring costs, headquarter acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business.  These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss).  We subtract an assumed provision for income taxes to calculate non-GAAP net income.  We assume a 40% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2008	2009	2010
Net income	$24,623	$18,693	$13,289
Purchase amortization in cost of revenues	2,284	2,389	1,471
Purchase amortization in operating expenses	4,880	3,412	2,305
Depreciation and other amortization	9,637	8,875	9,873
Interest income, net	(4,914)	(1,253)	(735)
Income tax expense, net	20,079	14,395	10,221
EBITDA	$56,589	$46,511	$36,424

Net cash flows provided by (used in)
Operating activities	$40,908	$38,445	$39,269
Investing activities	$52,430	$4,532	$(40,504)
Financing activities	$11,475	$2,172	$2,042

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2008		2009		2010
Revenues	$212,428	100.0%	$209,659	100.0%	$226,260	100.0%
Cost of revenues	73,408	34.6	73,714	35.2	83,599	36.9
Gross margin	139,020	65.4	135,945	64.8	142,661	63.1
Operating expenses:
Selling and marketing	41,705	19.6	42,508	20.3	52,455	23.2
Software development	12,759	6.0	13,942	6.6	17,350	7.7
General and administrative	39,888	18.8	44,248	21.1	47,776	21.1
Purchase amortization	4,880	2.3	3,412	1.6	2,305	1.0
Total operating expenses	99,232	46.7	104,110	49.7	119,886	53.0
Income from operations	39,788	18.7	31,835	15.2	22,775	10.1
Interest and other income, net	4,914	2.3	1,253	0.6	735	0.3
Income before income taxes	44,702	21.0	33,088	15.8	23,510	10.4
Income tax expense, net	20,079	9.5	14,395	6.9	10,221	4.5
Net income	$24,623	11.6%	$18,693	8.9%	$13,289	5.9%

Comparison of Year Ended December 31, 2010 and Year Ended December 31, 2009

Revenues. Revenues increased to $226.3 million in 2010, from $209.7 million in 2009. The increase in revenues of approximately $16.6 million is primarily due to additional revenue from our July 2009 acquisition of PPR. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, FOCUS services and Propex services. As of December 31, 2010, our subscription-based information services represented more than 94% of our total revenues.

Gross Margin. Gross margin increased to $142.7 million in 2010, from $135.9 million in 2009. The increase in the amount of gross margin was principally due to a $16.6 million increase in revenue partially offset by an increase in cost of revenues.  The gross margin percentage decreased to 63.1% in 2010, from 64.8% in 2009.  The decrease in the percentage of gross margin was principally due to an increase in the cost of revenues.  Cost of revenues increased to $83.6 million in 2010, from $73.7 million in 2009.  The increase in cost of revenues was principally due to additional cost of revenues of approximately $7.4 million included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

Selling and Marketing Expenses. Selling and marketing expenses increased to $52.5 million in 2010, from $42.5 million in 2009, and increased as a percentage of revenues to 23.2% in 2010, from 20.3% in 2009. The increase in the amount and percentage of selling and marketing expenses was primarily due to increased costs of approximately $6.1 million due to increased sales personnel costs, as well as additional selling and marketing expenses of approximately $1.7 million included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

Software Development Expenses. Software development expenses increased to $17.4 million in 2010, from $13.9 million in 2009, and increased as a percentage of revenues to 7.7% in 2010, from 6.6% in 2009.  The increase in the amount and percentage of software development expense was primarily due to additional software development expenses included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology.

General and Administrative Expenses. General and administrative expenses increased to $47.8 million in 2010, from $44.2 million in 2009, and remained relatively constant as a percentage of revenues at 21.1% in 2010 and 2009. The increase in the amount of general and administrative expenses was principally due to $2.8 million recorded for the settlement of two litigation matters in June 2010, the 2010 lease restructuring charge of approximately $1.3 million, and additional general and administrative expense of approximately $2.0 million included as a result of our July 2009 acquisition of PPR and our October 2009 acquisition of Resolve Technology, partially offset by a decrease in bad debt expense of approximately $3.0 million.

Purchase Amortization. Purchase amortization decreased to $2.3 million in 2010, from $3.4 million in 2009, and decreased as a percentage of revenues to 1.0% in 2010, from 1.6% in 2009.  The decrease in purchase amortization expense is due to the completion of amortization for certain identifiable intangible assets in 2010.

Interest and Other Income, Net. Interest and other income, net decreased to approximately $700,000 in 2010, from $1.3 million in 2009, primarily due to lower short-term investment balances.

Income Tax Expense, Net. Income tax expense, net decreased to $10.2 million in 2010, from $14.4 million in 2009. This decrease was primarily due to lower income before income taxes.

Comparison of Business Segment Results for Year Ended December 31, 2010 and Year Ended December 31, 2009

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $208.5 million from $191.6 million for the years ended December 31, 2010 and 2009, respectively. This increase in U.S. revenue was primarily due to additional revenues as a result of our July 2009 acquisition of PPR.  FOCUS is our primary service offering in our International operating segment.  International revenues decreased approximately $300,000 primarily due to foreign currency fluctuations, offset by intersegment revenues of approximately $1.3 million attributable to services performed by Property and Portfolio Research Ltd. for PPR.  PPR and Property and Portfolio Research Ltd. were acquired in July 2009.  Intersegment revenues are eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $39.6 million from $47.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease in U.S. EBITDA was due primarily to additional personnel cost of approximately $8.1 million, increased legal settlement charges of approximately $800,000, and a lease restructuring charge of approximately $1.3 million related to the consolidation of our three facilities located in Boston, Massachusetts, partially offset by a decrease in bad debt expense of approximately $2.2 million. International EBITDA increased to a loss of $3.2 million for the year ended December 31, 2010 from a $1.2 million loss for the year ended December 31, 2009. This increased loss was primarily due to approximately $2.0 million paid in connection with the settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $400,000 and $500,000 for the years ended December 31, 2010 and 2009, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

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

Comparison of Business Segment Results for Year Ended December 31, 2009 and Year Ended December 31, 2008

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides operating segment revenue and EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2009				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$51,370	$50,064	$53,590	$54,635	$55,093	$55,838	$57,144	$58,185
Cost of revenues	16,894	16,744	19,149	20,927	21,200	20,360	20,762	21,277
Gross margin	34,476	33,320	34,441	33,708	33,893	35,478	36,382	36,908
Operating expenses	23,735	25,129	27,490	27,756	28,791	30,987	30,247	29,861
Income from operations	10,741	8,191	6,951	5,952	5,102	4,491	6,135	7,047
Interest and other income, net	442	322	263	226	238	196	156	145
Income before income taxes	11,183	8,513	7,214	6,178	5,340	4,687	6,291	7,192
Income tax expense, net	5,077	3,897	2,889	2,532	2,451	1,436	2,909	3,425
Net income	$6,106	$4,616	$4,325	$3,646	$2,889	$3,251	$3,382	$3,767
Net income per share - basic	$0.31	$0.24	$0.22	$0.18	$0.14	$0.16	$0.17	$0.18
Net income per share - diluted	$0.31	$0.24	$0.22	$0.18	$0.14	$0.16	$0.16	$0.18

	2009				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.	%
Cost of revenues	32.9	33.4	35.7	38.3	38.5	36.5	36.3	36.6
Gross margin	67.1	66.6	64.3	61.7	61.5	63.5	63.7	63.4
Operating expenses	46.2	50.2	51.3	50.8	52.3	55.5	52.9	51.3
Income from operations	20.9	16.4	13.0	10.9	9.3	8.0	10.7	12.1
Interest and other income,net	0.9	0.6	0.5	0.4	0.4	0.4	0.3	0.2
Income before income taxes	21.8	17.0	13.5	11.3	9.7	8.4	11.0	12.4
Income tax expense, net	9.9	7.8	5.4	4.6	4.4	2.6	5.1	5.9
Net income	11.9%	9.2%	8.1%	6.7%	5.2%	5.8%	5.9%	6.5%

Recent Acquisitions

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

Resolve Technology. On October 19, 2009, we acquired all of the outstanding capital stock of Resolve Technology, a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date.  The shares are subject to a three-year lockup, pursuant to which one-third were released in October 2010.  The purchase price is subject to certain post-closing adjustments.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

Accounting Treatment. These acquisitions were accounted for as purchase business combinations.  For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles are amortized over their estimated useful lives.  Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests.  The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for any of the acquisitions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $210.1 million at December 31, 2010 compared to $226.0 million at December 31, 2009. The decrease in cash, cash equivalents and short-term investments for the year ended December 31, 2010 was primarily due to the purchase of a 169,429 square-foot office building located at 1331 L Street, NW in downtown Washington, DC for a purchase price of $41.25 million in cash, and approximately $1.7 million in acquisition costs, as well as other purchases of property and equipment of approximately $14.4 million, partially offset by net cash flows from operating and financing activities of $41.3 million.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the year ended December 31, 2010 was $39.3 million compared to $38.5 million for the year ended December 31, 2009. The $800,000 increase in net cash provided by operating activities is primarily due to a $4.4 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements partially offset by a decrease of approximately $3.6 million from net income plus non-cash items.   The $4.4 million net increase in changes in operating assets and liabilities was primarily related to an increase in changes in accounts payable and other liabilities of approximately $5.2 million and approximately $3.0 million in increased change in deferred revenue primarily associated with cash received for annual billings.  The increase in the change in accounts payable and other liabilities of approximately $5.2 million includes increased changes in accruals of deferred rent of approximately $2.6 million, $800,000 accrued in June 2010 in anticipation of the settlement of a litigation matter, $900,000 remaining in the lease restructuring charge associated with our Boston lease consolidation in September 2010 and increased accruals associated with the operations of our recent acquisitions and new headquarters.  These increases in changes in operating assets and liabilities were partially offset by a decrease in the changes in income tax receivable of approximately $4.9 million, as the tax legislation enacted during the fourth quarter of 2010 allowed us to deduct 100% of qualifying assets purchased after September 8, 2010, resulting in an income tax receivable recorded for the year ended December 31, 2010.

Net cash used in investing activities was $40.5 million for the year ended December 31, 2010, compared to net cash provided by investing activities of $4.5 million for the year ended December 31, 2009. This $45.0 million increased change in net cash used in investing activities was primarily due to the February 2010 purchase of our new headquarters in downtown Washington, DC, as well as capital improvements for our facilities in 2010, partially offset by the $3.2 million in net cash payments for acquisitions.

Net cash provided by financing activities was relatively consistent at $2.0 million for the year ended December 31, 2010 compared to $2.2 million for the year ended December 31, 2009.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2011	2012-2013	2014-2015	2016 and thereafter
Operating leases	$47,453	$8,691	$13,105	$6,908	$18,749
Purchase obligations(1)	6,763	2,797	3,366	600	—
Total contractual principal cash obligations	$54,216	$11,488	$16,471	$7,508	$18,749

(1)Amounts do not include (i) contracts with initial terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us.  Amounts do not include unrecognized tax benefits of $1.8 million due to uncertainty regarding the timing of future cash payments.

In 2010, we purchased our new headquarters in downtown Washington, DC, and made capital expenditures of approximately $14.4 million.  We expect to make total capital expenditures in 2011 of approximately $7.0 million to $10.0 million.

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), our wholly owned subsidiary, and GLL L-Street 1331, LLC (“GLL”), an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty Information, Inc. (“CoStar Realty”), our wholly owned subsidiary, agreed to enter into a lease expiring May 31, 2025 (with two 5-year renewal options) with GLL to lease back 149,514 square feet of the office space located in this building, which we will continue to use as our corporate headquarters.  The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which is being held in escrow to fund additional build-out and planned improvements at the building.

The lease is effective as of June 1, 2010 and will expire May 31, 2025. The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011. Our obligation to pay rent increases proportionately over the course of the first year of the lease as certain scheduled completion dates for our build out, on a floor-by-floor basis, are reached.  Our occupied space under the lease will consist of the entire rented premises as of June 1, 2011, from and after which we will owe rent on the entire leased premises.  Annual lease payments for 2011 will be approximately $5.0 million.  This obligation is not included in the above December 31, 2010 contractual obligation table.

Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.   In the third quarter of 2009, we issued 572,999 shares of common stock to DMGI, Inc. for all of the issued and outstanding capital stock of PPR and its wholly owned subsidiary.  In October 2009, we acquired Resolve Technology for approximately $3.4 million ($2.9 million was paid upon acquisition and $450,000 was deferred until February 2010) in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date.  The shares are subject to a three-year lockup, pursuant to which one-third were released in October 2010.  Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of additional operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of December 31, 2010, we had $32.2 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

On December 8, 2009, a former employee filed a lawsuit against us in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and is seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, we accrued approximately $800,000 in anticipation of making a settlement payment that will formally resolve this litigation.  We anticipate the payment will be due during the second quarter of 2011.

Recent Accounting Pronouncements

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

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance will be effective for the first annual reporting period beginning after November 15, 2009. This guidance did not materially impact our results of operations, financial position or related disclosures.

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

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance did not materially impact our results of operations, financial position or related disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for measuring and allocating revenue to one or more units of accounting.  In addition, the FASB issued authoritative guidance on arrangements that include software elements.  Under this guidance, tangible products containing software components and non-software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance. This guidance is effective using the prospective application or the retrospective application for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with earlier application permitted. This guidance did not materially impact our results of operations or financial position.

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in our interim and annual financial statements.

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  For the year ended December 31, 2010, revenue denominated in foreign currencies was approximately 8.4% of total revenue.  For the year ended December 31, 2010, our revenue would have decreased by approximately $1.9 million if the U.S. dollar exchange rate used strengthened by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2010 would have resulted in an increase of approximately $900,000 in the carrying amount of net assets. For the year ended December 31, 2010, our revenue would have increased by approximately $1.9 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies.  A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2010 would have resulted in a decrease of approximately $900,000 in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of December 31, 2010, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2010.  As of December 31, 2010, we had $210.1 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of December 31, 2010, auctions for $32.2 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of December 31, 2010, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Note 2 to the consolidated financial statements for further discussion.

We have approximately $98.4 million in intangible assets as of December 31, 2010. As of December 31, 2010, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement for our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2011 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2009, and 2010 (in thousands):

Allowance for doubtful accounts and billing adjustments (1)	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2008	$2,959	$4,042	$3,788	$3,213
Year ended December 31, 2009	$3,213	$4,172	$4,522	$2,863
Year ended December 31, 2010	$2,863	$1,471	$1,919	$2,415

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for billing adjustments are charged against revenues.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 24th day of February 2011.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 24, 2011
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 24, 2011
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 24, 2011
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 24, 2011
David Bonderman

/s/ Warren H. Haber	Director	February 24, 2011
Warren H. Haber

/s/ Josiah O. Low, III	Director	February 24, 2011
Josiah O. Low, III

/s/ Christopher J. Nassetta	Director	February 18, 2011
Christopher J. Nassetta

/s/ Michael J. Glosserman	Director	February 21, 2011
Michael J. Glosserman

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999).
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2010).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).
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

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
*10.14	CoStar Group, Inc. Employee Stock Purchase Plan, as amended (filed herewith).
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

10.20
Sub-Underlease between CoStar UK Limited and Wells Fargo & Company, dated November 18, 2009 (Incorporated by reference to Exhibit 10.28 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.21
Purchase and Sale Agreement between 1331 L Street LLC and 1331 L Street Holdings, LLC, dated January 20, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).

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
* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of CoStar Group, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

McLean, Virginia

February 24, 2011

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010

Revenues	$212,428	$209,659	$226,260
Cost of revenues	73,408	73,714	83,599
Gross margin	139,020	135,945	142,661

Operating expenses:
Selling and marketing	41,705	42,508	52,455
Software development	12,759	13,942	17,350
General and administrative	39,888	44,248	47,776
Purchase amortization	4,880	3,412	2,305
	99,232	104,110	119,886
Income from operations	39,788	31,835	22,775
Interest and other income, net	4,914	1,253	735
Income before income taxes	44,702	33,088	23,510
Income tax expense, net	20,079	14,395	10,221
Net income	$24,623	$18,693	$13,289

Net income per share — basic	$1.27	$0.95	$0.65
Net income per share — diluted	$1.26	$0.94	$0.64

Weighted average outstanding shares — basic	19,372	19,780	20,330
Weighted average outstanding shares — diluted	19,550	19,925	20,707

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$205,786	$206,405
Short-term investments	20,188	3,722
Accounts receivable, less allowance for doubtful accounts of $2,863 and $2,415 as of December 31, 2009 and 2010, respectively	12,855	13,094
Deferred income taxes, net	3,450	5,203
Income tax receivable	—	4,940
Prepaid expenses and other current assets	5,128	5,809
Total current assets	247,407	239,173

Long-term investments	29,724	29,189
Deferred income taxes, net	1,978	—
Property and equipment, net	19,162	69,921
Goodwill	80,321	79,602
Intangibles and other assets, net	23,390	18,774
Deposits and other assets	2,597	2,989
Total assets	$404,579	$439,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,667	$3,123
Accrued wages and commissions	9,696	12,465
Accrued expenses	14,167	18,411
Deferred revenue	14,840	16,895
Deferred rent	1,377	4,032
Total current liabilities	43,747	54,926

Deferred income taxes, net	—	1,450
Income taxes payable	1,826	1,770

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,617 and 20,773 issued and outstanding as of December 31, 2009 and 2010, respectively	206	208
Additional paid-in capital	364,635	374,981
Accumulated other comprehensive loss	(7,565)	(8,706)
Retained earnings	1,730	15,019
Total stockholders’ equity	359,006	381,502
Total liabilities and stockholders’ equity	$404,579	$439,648

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Comprehensive	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Income	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at December 31, 2007		19,474	$195	$317,570	$5,626	$(41,586)	$281,805
Net income	$24,623	—	—	—	—	24,623	24,623
Foreign currency translation adjustment	(14,061)	—	—	—	(14,061)	—	(14,061)
Net unrealized loss on investments	(5,361)	—	—	—	(5,361)	—	(5,361)
Comprehensive income	$5,201
Exercise of stock options		198	2	6,555	—	—	6,557
Restricted stock grants		102	1	—	—	—	1
Restricted stock grants surrendered		(49)	(1)	(695)	—	—	(696)
Stock compensation expense, net of forfeitures		—	—	4,907	—	—	4,907
ESPP		8	—	329	—	—	329
Excess tax benefit for exercised stock options		—	—	5,317	—	—	5,317
Balance at December 31, 2008		19,733	197	333,983	(13,796)	(16,963)	303,421
Net income	18,693	—	—	—	—	18,693	18,693
Foreign currency translation adjustment	3,671	—	—	—	3,671	—	3,671
Net unrealized gain on investments	2,560	—	—	—	2,560	—	2,560
Comprehensive income	$24,924
Exercise of stock options		85	—	2,232	—	—	2,232
Restricted stock grants		237	2	—	—	—	2
Restricted stock grants surrendered		(44)	—	(672)	—	—	(672)
Stock compensation expense, net of forfeitures		—	—	6,438	—	—	6,438
ESPP		7	—	230	—	—	230
Consideration for PPR		573	6	20,897	—	—	20,903
Consideration for Resolve Technology		26	1	1,124	—	—	1,125
Excess tax benefit for exercised stock options		—	—	403	—	—	403
Balance at December 31, 2009		20,617	206	364,635	(7,565)	1,730	359,006
Net income	13,289	—	—	—	—	13,289	13,289
Foreign currency translation adjustment	(1,064)	—	—	—	(1,064)	—	(1,064)
Net unrealized loss on investments	(77)	—	—	—	(77)	—	(77)
Comprehensive income	$12,148
Exercise of stock options		138	2	3,720	—	—	3,722
Restricted stock grants		113	—	—	—	—	—
Restricted stock grants surrendered		(103)	—	(2,906)	—	—	(2,906)
Stock compensation expense, net of forfeitures		—	—	8,270	—	—	8,270
ESPP		8	—	360	—	—	360
Excess tax benefit for exercised stock options		—	—	902	—	—	902
Balance at December 31, 2010		20,773	$208	$374,981	$(8,706)	$15,019	$381,502

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2009	2010
Operating activities:
Net income	$24,623	$18,693	$13,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,360	7,583	8,607
Amortization	8,441	7,093	5,042
Deferred income tax expense, net	2,148	(2,428)	1,675
Provision for losses on accounts receivable	4,042	4,172	1,471
Excess tax benefit from stock options	(5,317)	(403)	(902)
Stock-based compensation expense	4,940	6,460	8,306
Fixed asset write-off	—	603	674
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,196)	(1,610)	(1,776)
Interest receivable	533	97	70
Income tax receivable	¾	—	(4,940)
Prepaid expenses and other current assets	1,464	(1,521)	(714)
Deposits and other assets	652	(1,013)	(385)
Accounts payable and other liabilities	(3,044)	1,531	6,690
Deferred revenue	262	(812)	2,162
Net cash provided by operating activities	40,908	38,445	39,269

Investing activities:
Purchases of investments	(4,839)	—	—
Sales of investments	63,949	17,159	16,854
Purchases of property and equipment and other assets	(3,656)	(9,420)	(57,358)
Acquisitions, net of cash acquired	(3,024)	(3,207)	—
Net cash provided by (used in) investing activities	52,430	4,532	(40,504)

Financing activities:
Excess tax benefit from stock options	5,317	403	902
Repurchase of restricted stock to satisfy tax withholding obligations	(695)	(672)	(2,904)
Proceeds from exercise of stock options and ESPP	6,853	2,441	4,044
Net cash provided by financing activities	11,475	2,172	2,042

Effect of foreign currency exchange rates on cash and cash equivalents	(2,616)	655	(188)
Net increase in cash and cash equivalents	102,197	45,804	619
Cash and cash equivalents at beginning of year	57,785	159,982	205,786
Cash and cash equivalents at end of year	$159,982	$205,786	$206,405

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information, marketing and analytic services to the commercial real estate and related business community and operates within two segments, U.S. and International. The Company’s information, marketing and analytic services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

 Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts in Note 9 and the Consolidated Statements of Cash Flows have been reclassified to conform to the Company’s current presentation.

Revenue Recognition

The Company primarily derives revenues by providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Subscription-based license agreements typically have a minimum term of one year and renew automatically.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2008, 2009 and 2010.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2008, 2009 and 2010.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2009	2010
Foreign currency translation adjustment	$(4,850)	$(5,914)
Accumulated net unrealized loss on investments, net of tax	(2,715)	(2,792)
Total accumulated other comprehensive loss	$(7,565)	$(8,706)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $2.8 million, $3.3 million and $3.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies. Interest and penalties related to income tax matters are recognized in income tax expense.

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

Cash flows resulting from excess tax benefits are classified as part of net cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and ESPP were approximately $6.9 million; $2.4 million and $4.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.  There were approximately $5.3 million, $403,000 and $902,000 of excess tax benefits realized from stock option exercises for the years ended December 31, 2008, 2009 and 2010.

Stock-based compensation expense for stock options and restricted stock under equity incentive plans and stock purchases under the employee stock purchase plan included in the Company's results of operations for the years ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Cost of revenues	$547	$888	$1,504
Selling and marketing	400	1,125	1,518
Software development	423	588	949
General and administrative	3,570	3,859	4,335
Total	$4,940	$6,460	$8,306

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and U.S. Government Securities. As of December 31, 2009 and 2010, cash of approximately $519,000 and $190,000, respectively, was held to support letters of credit for security deposits.

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of auction rate securities (“ARS”).  Investments are carried at fair value.

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

Property and Equipment

Property and equipment are stated at cost. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives of the assets:

Building	Thirty-nine years
Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Five to ten years
Research vehicles	Five years
Computer hardware and software	Two to five years

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

 Intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and are reviewed at least annually for impairment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Goodwill, Intangibles and Other Assets— (Continued)

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”)  issued authoritative guidance on existing intangibles or expected future cash flows from those intangibles, which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of this guidance is not permitted. This guidance requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after December 31, 2008, this guidance requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life of such intangibles. If the Company does not have experience with similar arrangements, this guidance requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance will be effective for the first annual reporting period beginning after November 15, 2009. This guidance did not materially impact the Company’s results of operations, financial position or related disclosures.

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

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance did not materially impact the Company’s results of operations, financial position or related disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for measuring and allocating revenue to one or more units of accounting.  In addition, the FASB issued authoritative guidance on arrangements that include software elements.  Under this guidance, tangible products containing software components and non-software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance. This guidance is effective using the prospective application or the retrospective application for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with earlier application permitted. This guidance did not materially impact the Company’s results of operations or financial position.

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the disclosures in its interim and annual financial statements.

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

On October 19, 2009, the Company acquired all of the outstanding capital stock of Resolve Technology, Inc. (“Resolve Technology”), a Delaware corporation, for approximately $4.5 million, consisting of approximately $3.4 million in cash and 25,886 shares of CoStar common stock, which had an aggregate value of approximately $1.1 million as of the closing date.  The shares are subject to a three-year lockup, pursuant to which one-third were released in October 2010.   Additionally, the seller may be entitled to receive (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ACQUISITIONS— (CONTINUED)

These acquisitions were accounted for as purchase business combinations.  For each of the PPR and Resolve Technology acquisitions, the purchase price was allocated to various working capital accounts, developed technology, customer base, trademarks, non-competition agreements and goodwill.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles are being amortized over their estimated useful lives.  Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests.  Goodwill includes acquired workforce. The results of operations of PPR and Resolve Technology have been consolidated with those of the Company since the respective dates of the acquisitions and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for either of the acquisitions.

4. INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of commercial paper, government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as ARS.  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2010 are as follows (in thousands):

Maturity	Fair Value
Due in:
2011	$46
2012-2015	3,603
2016-2020	73
2021 and thereafter	29,189
Available-for-sale investments	$32,911

The realized gains on the Company’s investments for the years ended December 31, 2008, 2009 and 2010 were approximately $329,000, $4,000 and $11,000, respectively.  The realized losses on the Company’s investments for the years ended December 31, 2008, 2009 and 2010 were approximately $489,000, $5,000 and $41,000, respectively.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

As of December 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$46	$—	$—	$46
Corporate debt securities	3,407	196	—	3,603
Government-sponsored enterprise obligations	74	—	(1)	73
Auction rate securities	32,175	—	(2,986)	29,189
Available-for-sale investments	$35,702	$196	$(2,987)	$32,911

As of December 31, 2009, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$12,987	$5	$(14)	$12,978
Corporate debt securities	6,396	331	—	6,727
Residential mortgage-backed securities	394	—	(7)	387
Government-sponsored enterprise obligations	97	—	(1)	96
Auction rate securities	32,750	—	(3,026)	29,724
Available-for-sale investments	$52,624	$336	$(3,048)	$49,912

The unrealized losses on the Company’s investments as of December 31, 2009 and 2010 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2009 and 2010.  See Note 5 to the consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2009		2010
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Collateralized debt obligations	$7,578	$(14)	$—	$—
Residential mortgage-backed securities	387	(7)	—	—
Government-sponsored enterprise obligations	96	(1)	73	(1)
Auction rate securities	29,724	(3,026)	29,189	(2,986)
	$37,785	$(3,048)	$29,262	$(2,987)

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2009 and 2010, respectively.

The gross unrealized gains on the Company’s investments as of December 31, 2009 and 2010 were approximately $336,000 and $196,000, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$55,496	$—	$—	$55,496
Money market funds	150,909	—	—	150,909
Collateralized debt obligations	—	46	—	46
Corporate debt securities	—	3,603	—	3,603
Government-sponsored enterprise obligations	—	73	—	73
Auction rate securities	—	—	29,189	29,189
Total assets measured at fair value	$206,405	$3,722	$29,189	$239,316
Liabilities:
Deferred consideration	$—	$—	$3,222	$3,222
Total liabilities measured at fair value	$—	$—	$3,222	$3,222

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to December 31, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	$29,189

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of December 31, 2010, the Company held ARS with $32.2 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2010.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2010.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of December 31, 2010, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

As of December 31, 2010, the Company’s Level 3 liabilities consist of a $3.2 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2008 to December 31, 2010 (in thousands):

Deferred Consideration
Balance at December 31, 2008	$—
Deferred consideration upon acquisition	3,052
Accretion for 2009	30
Balance at December 31, 2009	3,082
Accretion for 2010	140
Balance at December 31, 2010	$3,222

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of December 31, 2010.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2010
Building	$—	$42,920
Leasehold improvements	10,333	16,290
Furniture, office equipment and research vehicles	20,279	21,116
Computer hardware and software	28,259	24,354
	58,871	104,680
Accumulated depreciation and amortization	(39,709)	(34,759)
Property and equipment, net	$19,162	$69,921

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7. GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2008	$31,547	$22,781	$54,328
Acquisitions	23,858	—	23,858
Effect of foreign currency translation	—	2,280	2,280
Purchase accounting adjustment	(145)	—	(145)
Goodwill, December 31, 2009	55,260	25,061	80,321
Effect of foreign currency translation	—	(719)	(719)
Goodwill, December 31, 2010	$55,260	$24,342	$79,602

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

During the fourth quarters of 2009 and 2010, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

			Weighted-Average
	December 31,		Amortization Period
	2009	2010	(in years)

Building photography	$11,504	$11,771	5
Accumulated amortization	(9,089)	(10,311)
Building photography, net	2,415	1,460

Acquired database technology	25,790	26,034	4
Accumulated amortization	(21,144)	(22,150)
Acquired database technology, net	4,646	3,884

Acquired customer base	55,770	55,380	10
Accumulated amortization	(41,208)	(43,349)
Acquired customer base, net	14,562	12,031

Acquired trade names and other	9,755	9,640	7
Accumulated amortization	(7,988)	(8,241)
Acquired trade names and other, net	1,767	1,399

Intangibles and other assets, net	$23,390	$18,774

Amortization expense for intangibles and other assets was approximately $8.4 million, $7.1 million and $5.0 million for the years ended December 31, 2008, 2009 and 2010.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2010 for future periods is expected to be approximately $3.3 million, $3.3 million, $2.4 million, $1.8 million and $1.7 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$18,289	$15,194	$7,061
State	3,842	1,593	1,424
Foreign	—	26	61
Total current	22,131	16,813	8,546
Deferred:
Federal	(408)	(2,097)	1,706
State	(52)	(199)	(6)
Foreign	(1,592)	(122)	(25)
Total deferred	(2,052)	(2,418)	1,675
Total provision for income taxes	$20,079	$14,395	$10,221

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2009	2010
Deferred tax assets:
Reserve for bad debts	$1,093	$921
Accrued compensation	3,156	3,030
Stock compensation	3,168	3,087
Net operating losses	2,985	3,365
Accrued reserve	238	961
Capital loss carryovers	348	312
Unrealized loss on securities	1,076	1,074
Deferred rent	501	1,546
Deferred revenue	214	1,154
Other liabilities	209	226
Total deferred tax assets	12,988	15,676

Deferred tax liabilities:
Prepaids	(638)	(725)
Depreciation	(587)	(2,396)
Intangibles	(3,350)	(4,132)
Total deferred tax liabilities	(4,575)	(7,253)

Net deferred tax asset	8,413	8,423
Valuation allowance	(2,985)	(4,670)
Net deferred taxes	$5,428	$3,753

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

For the years ended December 31, 2009 and 2010, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance for the years ended December 31, 2009 and 2010 includes an allowance for unrealized losses, capital loss carryforwards, foreign deferred tax assets and state net operating loss carryforwards. The valuation allowance for the deferred tax asset for unrealized losses has been recorded as an adjustment to accumulated other comprehensive loss.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities and the capital loss carryovers as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses. A valuation allowance was established for the foreign deferred tax assets due to the uncertainty of future foreign taxable income. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future.  Similarly, the Company has established a valuation allowance for net operating losses in certain states where it is uncertain whether the Company will generate sufficient taxable income before the losses expire.

The Company’s change in valuation allowance was a decrease of approximately $62,000 for the year ended December 31, 2009 and an increase of approximately $1.7 million for the year ended December 31, 2010. The increase for the year ended December 31, 2010 is primarily due to the increase in the valuation allowance for foreign deferred tax assets.

For the year ended December 31, 2010, the Company had U.S. income of approximately $30.2 million and a foreign loss of approximately $6.7 million.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Expected federal income tax provision at statutory rate	$15,646	$11,581	$8,229
State income taxes, net of federal benefit	2,505	1,778	1,372
Foreign income taxes, net effect	497	347	(1,688)
Stock compensation	87	300	289
Increase in valuation allowance	1,023	1,446	1,657
Disregarded entity election	—	(1,477)	(992)
Nondeductible compensation	—	140	945
Other adjustments	321	280	409
Income tax expense, net	$20,079	$14,395	$10,221

The Company paid approximately $13.4 million, $19.4 million, and $12.9 million in income taxes for the years ended December 31, 2008, 2009 and 2010, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $11.8 million, which do not expire.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2007	$233
Increase for current year tax positions	1,451
Decrease for prior year tax positions	(9)
Expiration of the statute of limitation for assessment of taxes	(117)
Unrecognized tax benefit as of December 31, 2008	1,558
Increase for current year tax positions	69
Increase for prior year tax positions	257
Expiration of the statute of limitation for assessment of taxes	(28)
Unrecognized tax benefit as of December 31, 2009	1,856
Increase for current year tax positions	70
Decrease for prior year tax positions	(116)
Expiration of the statute of limitation for assessment of taxes	(44)
Unrecognized tax benefit as of December 31, 2010	$1,766

Approximately $244,000 and $217,000 of the unrecognized tax benefit as of December 31, 2010, and 2009, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. During 2010, the Company recognized approximately $20,000 of interest and $7,000 of penalties, and had total accruals of approximately $184,000 for interest and $61,000 for penalties as of December 31, 2010. During 2009, the Company recognized approximately $10,000 of interest benefit and $20,000 of penalties, and had total accruals of approximately $164,000 for interest and $54,000 for penalties as of December 31, 2009. During 2008, the Company recognized approximately $145,000 of interest and $9,000 of penalties, and had total accruals of approximately $173,000 for interest and $34,000 for penalties as of December 31, 2008. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s federal and state income tax returns for tax years 2006 through 2009 remain open to examination.  The Company’s U.K. income tax returns for tax years 2004 through 2009 remain open to examination.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2008, 2009 and 2010 was approximately $8.0 million, $9.1 million and $12.0 million, respectively.

Future minimum lease payments as of December 31, 2010 are as follows (in thousands):

2011	$8,691
2012	7,774
2013	5,331
2014	3,567
2015	3,341
2016 and thereafter	18,749
$47,453

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On December 8, 2009, a former employee filed a lawsuit against the Company in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws and is seeking unspecified damages under those laws.  The complaint also seeks to declare a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, the Company accrued approximately $800,000 in general and administrative expense in anticipation of making a settlement payment that will formally resolve this litigation.  The Company anticipates the payment will be due during the second quarter of 2011.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation other than as described above.  In addition, other than as described above, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the consolidated financial statements for unfavorable results, if any, other than described above. Legal defense costs are expensed as incurred.

11.  SEGMENT REPORTING

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.  SEGMENT REPORTING— (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Revenues
United States	$190,075	$191,556	$208,463
International
External customers	22,353	18,103	17,797
Intersegment revenue	—	898	1,266
Total international revenue	22,353	19,001	19,063
Intersegment eliminations	—	(898)	(1,266)
Total revenues	$212,428	$209,659	$226,260

EBITDA
United States	$58,813	$47,697	$39,607
International	(2,224)	(1,186)	(3,183)
Total EBITDA	$56,589	$46,511	$36,424

Reconciliation of EBITDA to net income
EBITDA	$56,589	$46,511	$36,424
Purchase amortization in cost of revenues	(2,284)	(2,389)	(1,471)
Purchase amortization in operating expenses	(4,880)	(3,412)	(2,305)
Depreciation and other amortization	(9,637)	(8,875)	(9,873)
Interest income, net	4,914	1,253	735
Income tax expense, net	(20,079)	(14,395)	(10,221)
Net income	$24,623	$18,693	$13,289

Intersegment revenue is attributable to services performed by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR, for PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.  PPR and Property and Portfolio Research Ltd. were acquired in July 2009.

International EBITDA includes a corporate allocation of approximately $1.1 million, $500,000 and $400,000 for the years ended December 31, 2008, 2009 and 2010, respectively.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.  SEGMENT REPORTING— (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2009	2010
Property and equipment, net
United States	$14,851	$67,076
International	4,311	2,845
Total property and equipment, net	$19,162	$69,921

Goodwill
United States	$55,260	$55,260
International	25,061	24,342
Total goodwill	$80,321	$79,602

Assets
United States	$424,479	$469,449
International	44,558	39,038
Total segment assets	$469,037	$508,487

Reconciliation of segment assets to total assets
Total segment assets	$469,037	$508,487
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(46,114)	(50,495)
Total assets	$404,579	$439,648

Liabilities
United States	$37,838	$52,482
International	46,678	47,944
Total segment liabilities	$84,516	$100,426

Reconciliation of segment liabilities to total liabilities
Total segment liabilities	$84,516	$100,426
Intercompany payables	(38,943)	(42,280)
Total liabilities	$45,573	$58,146

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.  STOCKHOLDERS’ EQUITY

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

13.  NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net income	$24,623	$18,693	$13,289
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,372	19,780	20,330
Effect of dilutive securities:
Stock options and restricted stock	178	145	377
Denominator for diluted net income per share — weighted-average outstanding shares	19,550	19,925	20,707

Net income per share — basic	$1.27	$0.95	$0.65
Net income per share — diluted	$1.26	$0.94	$0.64

Stock options to purchase approximately 250,200, 483,800 and 167,000 shares that were outstanding as of December 31, 2008, 2009 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, the effect would have been anti-dilutive.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS

 Stock Incentive Plans

In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”) prior to consummation of the Company’s initial public offering.  In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007.  All shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (excluding shares subject to outstanding awards) were rolled into the 2007 Plan and, as of that date, no shares of common stock were available under the 1998 Plan.  The 1998 Plan continues to govern unexercised and unexpired awards issued under the 1998 Plan prior to June 7, 2007.  The 1998 Plan provided for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 1998 Plan could be incentive or non-qualified. The exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period of the options and restricted stock grants was determined by the Board of Directors and was generally three to four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable.

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. The Company has reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Stockholders on June 2, 2010): (a) 2,300,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007 that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date.  Approximately 430,000 and 1.9 million shares were available for future grant under the 2007 Plan as of December 31, 2009 and 2010, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS —  (CONTINUED)

 Stock Incentive Plans — (Continued)

Option activity was as follows:
	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	967,845	$16.20 - $54.12	$33.25
Granted	93,900	$43.99 - $55.07	$45.76
Exercised	(198,434)	$17.77 - $45.18	$33.05
Canceled or expired	(47,725)	$39.00 - $52.13	$46.36
Outstanding at December 31, 2008	815,586	$16.20 - $55.07	$33.98
Granted	267,756	$25.00 - $40.13	$31.05
Exercised	(85,228)	$17.35 - $36.38	$26.20
Canceled or expired	(44,818)	$30.06 - $46.81	$39.40
Outstanding at December 31, 2009	953,296	$16.20 - $55.07	$33.60
Granted	160,892	$40.06 - $54.51	$43.49
Exercised	(137,724)	$16.20 - $45.18	$27.01
Canceled or expired	(30,768)	$18.31 - $44.86	$37.83
Outstanding at December 31, 2010	945,696	$17.34 - $55.07	$36.10	5.70	$20,293

Exercisable at December 31, 2008	701,975	$16.20 - $54.12	$31.84
Exercisable at December 31, 2009	650,063	$16.20 - $55.07	$33.60
Exercisable at December 31, 2010	609,274	$17.34 - $55.07	$35.21	4.05	$13,618

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2008, 2009 and 2010 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2008, 2009 and 2010, that had an exercise price less than the closing price on that date. Options to purchase 198,434, 85,228, and 137,724 shares were exercised for the years ended December 31, 2008, 2009, and 2010, respectively.  The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $3.4 million, $1.2 million and $2.5 million, respectively.

At December 31, 2010, there was $9.9 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.2 years.

The weighted-average grant date fair value of each option granted during the years ended December 2008, 2009 and 2010 was $27.81, $12.72 and $16.54, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS — (CONTINUED)

 Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2008	2009	2010

Dividend yield	0%	0%	0%
Expected volatility	59%	43%	40%
Risk-free interest rate	3.0%	2.2%	2.2%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$17.34 - $22.87	122,167	1.50	$20.19	122,167	$20.19
$23.08 - $24.01	1,625	1.06	$23.80	1,625	$23.80
$25.00 - $25.00	124,357	8.16	$25.00	39,222	$25.00
$25.01 - $30.06	110,290	2.63	$28.77	110,290	$28.77
$36.48 - $39.00	168,564	6.07	$37.92	100,551	$38.54
$39.53 - $42.10	52,978	5.01	$40.04	38,762	$40.02
$42.29 - $42.29	106,600	9.19	$42.29	—	$0.00
$42.71 - $44.86	146,886	6.04	$44.18	106,457	$44.40
$45.18 - $54.51	97,229	6.46	$51.60	80,200	$50.98
$55.07 - $55.07	15,000	7.67	$55.07	10,000	$55.07
$17.34 - $55.07	945,696	5.70	$36.10	609,274	$35.21

The following table presents unvested restricted stock awards activity for the year ended December 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2009	419,347	$39.40
Granted	106,931	$43.01
Vested	(169,363)	$47.54
Canceled	(42,541)	$38.63
Unvested restricted stock at December 31, 2010	314,374	$39.09

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS — (CONTINUED)

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees.  The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2008, the Company matched 100% of employee contributions up to a maximum of 6% of total compensation. In 2009 and 2010, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation.  Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2008, 2009 and 2010 were approximately $2.6 million, $1.4 million and $1.5 million, respectively. The Company paid administrative expenses in connection with the 401(k) plan of approximately $28,000 for the year ended December 31, 2008 and $0 for the years ended December 31, 2009 and 2010, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s London, England office. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2008, 2009 and 2010 were approximately $265,000, $130,000 and $160,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates.  There were 72,237 and 64,106 shares available for purchase under the plan as of December 31, 2009 and 2010, respectively and approximately 6,600 and 8,100 shares of the Company’s common stock were purchased during 2009 and 2010, respectively.

15. LEASE RESTRUCTURING CHARGES

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. LEASE RESTRUCTURING CHARGES — (CONTINUED)

The following table summarizes the amount included in accrued expenses related to these restructuring charges at December 31, 2010 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2009	$—
Original charge	1,160
Rent payments made in 2010	(229)
Accrual balance at December 31, 2010	$931

16. PURCHASE OF BUILDING

In February 2010, the Company purchased a 169,429 square-foot office building located at 1331 L Street, NW in downtown Washington, DC together with the tenancy in the underlying ground lease for the property for a purchase price of $41.25 million in cash. This facility is being used primarily by the Company’s U.S. segment. The Company began relocating its Bethesda-based employees and infrastructure to the new building starting in July 2010 and completed its relocation by October 15, 2010, the expiration date of the lease of its Bethesda property.

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

17. SUBSEQUENT EVENTS

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), a wholly owned subsidiary of the Company, and GLL L-Street 1331, LLC (“GLL”), an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty Information, Inc. (“CoStar Realty”), a wholly owned subsidiary of the Company, agreed to enter into a lease expiring May 31, 2025 (with two 5-year renewal options) with GLL to lease back 149,514 square feet of the office space located in this building, which the Company will continue to use as its corporate headquarters.   The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which is being held in escrow to fund additional build-out and planned improvements at the building.

The lease is effective as of June 1, 2010 and will expire May 31, 2025. The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011. The Company’s obligation to pay rent increases proportionately over the course of the first year of the lease as certain scheduled completion dates for the Company’s build out, on a floor-by-floor basis, are reached.  The Company’s occupied space under the lease will consist of the entire rented premises as of June 1, 2011, from and after which the Company will owe rent on the entire leased premises.  Annual lease payments for 2011 will be approximately $5.0 million.