Form 10-Q
period 2011-03-31
COSTAR GROUP INC
filed 2011-04-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011, there were 20,819,475 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$59,618	$55,093
Cost of revenues	22,566	21,200
Gross margin	37,052	33,893

Operating expenses:
Selling and marketing	13,246	12,629
Software development	5,268	4,197
General and administrative	10,899	11,275
Purchase amortization	543	690
	29,956	28,791

Income from operations	7,096	5,102
Interest and other income, net	202	238

Income before income taxes	7,298	5,340
Income tax expense, net	2,766	2,451

Net income	$4,532	$2,889

Net income per share — basic	$0.22	$0.14
Net income per share — diluted	$0.22	$0.14

Weighted average outstanding shares — basic	20,531	20,249
Weighted average outstanding shares — diluted	20,965	20,602

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$292,252	$206,405
Short-term investments	3,657	3,722
Accounts receivable, less allowance for doubtful accounts of approximately $2,592 and $2,415 as of March 31, 2011 and December 31, 2010, respectively	16,240	13,094
Deferred income taxes, net	5,494	5,203
Income tax receivable	4,940	4,940
Prepaid expenses and other current assets	4,179	5,809
Total current assets	326,762	239,173

Long-term investments	29,114	29,189
Deferred income taxes, net	12,652	—
Property and equipment, net	36,886	69,921
Goodwill	80,488	79,602
Intangibles and other assets, net	17,898	18,774
Deposits and other assets	2,679	2,989
Total assets	$506,479	$439,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,351	$3,123
Accrued wages and commissions	7,581	12,465
Accrued expenses	17,712	18,411
Deferred gain on the sale of building	2,523	—
Income taxes payable	14,831	—
Deferred revenue	18,845	16,895
Total current liabilities	64,843	50,894

Deferred gain on the sale of building	33,225	—
Deferred rent	17,216	4,032
Deferred income taxes, net	—	1,450
Income taxes payable	1,797	1,770
Total liabilities	117,081	58,146

Total stockholders’ equity	389,398	381,502

Total liabilities and stockholders’ equity	$506,479	$439,648

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$4,532	$2,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,309	2,145
Amortization	1,123	1,503
Property and equipment write-off	15	—
Excess tax benefit from stock options	(595)	(329)
Stock-based compensation expense	2,064	2,007
Deferred income tax expense, net	465	(182)
Provision for losses on accounts receivable	537	562
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,649)	(633)
Prepaid expenses and other current assets	1,660	(2,505)
Deposits and other assets	347	458
Accounts payable and other liabilities	(2,954)	(1,406)
Deferred revenue	1,832	2,131
Net cash provided by operating activities	7,686	6,640

Investing activities:
Sales of investments	33	1,676
Proceeds from sale-leaseback of building, net	83,553	—
Purchases of property and equipment and other assets	(5,772)	(43,946)
Net cash provided by (used in) investing activities	77,814	(42,270)

Financing activities:
Excess tax benefit from stock options	595	329
Repurchase of restricted stock to satisfy tax withholding obligations	(1,476)	(851)
Proceeds from exercise of stock options and ESPP	1,156	795
Net cash provided by financing activities	275	273

Effect of foreign currency exchange rates on cash and cash equivalents	72	(223)
Net increase (decrease) in cash and cash equivalents	85,847	(35,580)
Cash and cash equivalents at the beginning of period	206,405	205,786
Cash and cash equivalents at the end of period	$292,252	$170,206

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts in the Condensed Consolidated Balance Sheets have been reclassified to conform to the Company’s current presentation.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2011 and 2010.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net income	$4,532	$2,889
Foreign currency translation adjustment	1,052	(1,830)
Net unrealized gain (loss) on investments, net of tax	(27)	14
Total comprehensive income	$5,557	$1,073

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Foreign currency translation adjustment	$(4,863)	$(5,915)
Accumulated net unrealized loss on investments, net of tax	(2,818)	(2,791)
Total accumulated other comprehensive loss	$(7,681)	$(8,706)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Numerator:
Net income	$4,532	$2,889
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	20,531	20,249
Effect of dilutive securities:
Stock options and restricted stock	434	353
Denominator for diluted net income per share — weighted-average outstanding shares	20,965	20,602

Net income per share — basic	$0.22	$0.14
Net income per share — diluted	$0.22	$0.14

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Employee stock options	—	365

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $1.2 million and $800,000 for the three months ended March 31, 2011 and 2010, respectively.  There were approximately $600,000 and $300,000 of excess tax benefits realized from stock option exercises for the three months ended March 31, 2011 and 2010, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations for the three months ended March 31, 2011 and 2010, was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cost of revenues	$392	$317
Selling and marketing	130	228
Software development	284	200
General and administrative	1,258	1,262
Total stock-based compensation	$2,064	$2,007

Options to purchase 31,498 and 24,957 shares were exercised during the three months ended March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements.

3.	INVESTMENTS

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of March 31, 2011 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2011 — March 31, 2012	$1,254
April 1, 2012 — March 31, 2016	2,334
April 1, 2016 — March 31, 2021	69
After March 31, 2021	29,114
Available-for-sale investments	$32,771

The Company had no realized gains on its investments for each of the three months ended March 31, 2011 and 2010. The realized losses on the Company’s investments for the three months ended March 31, 2011 and 2010 were approximately $0 and $40,000, respectively.

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

As of March 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,420	$168	$—	$3,588
Government-sponsored enterprise obligations	69	—	—	69
Auction rate securities	32,100	—	(2,986)	29,114
Available-for-sale investments	$35,589	$168	$(2,986)	$32,771

As of December 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$46	$—	$—	$46
Corporate debt securities	3,407	196	—	3,603
Government-sponsored enterprise obligations	74	—	(1)	73
Auction rate securities	32,175	—	(2,986)	29,189
Available-for-sale investments	$35,702	$196	$(2,987)	$32,911

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of March 31, 2011 and December 31, 2010 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired as of March 31, 2011 and December 31, 2010, respectively.  See Note 4 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	March 31,		December 31,
	2011		2010
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
	(unaudited)
Government-sponsored enterprise obligations	$69	$—	$73	$(1)
Auction rate securities	29,114	(2,986)	29,189	(2,986)
Investments in an unrealized loss position	$29,183	$(2,986)	$29,262	$(2,987)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2011 and December 31, 2010, respectively.

4.	FAIR VALUE

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$53,915	$—	$—	$53,915
Money market funds	238,337	—	—	238,337
Corporate debt securities	—	3,588	—	3,588
Government-sponsored enterprise obligations	—	69	—	69
Auction rate securities	—	—	29,114	29,114
Total assets measured at fair value	$292,252	$3,657	$29,114	$325,023
Liabilities:
Deferred consideration	$—	$—	$3,254	$3,254
Total liabilities measured at fair value	$—	$—	$3,254	$3,254

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

The Company’s Level 2 assets consist of collateralized debt obligations, corporate debt securities and government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets.  The Company’s Level 2 assets are valued using matrix pricing.

The Company’s Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$29,189	$29,724
Settlements	(75)	(175)
Balance at end of period (unaudited)	$29,114	$29,549

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2011 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Settlements	(75)
Balance at March 31, 2011 (unaudited)	$29,114

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of March 31, 2011, the Company held ARS with $32.1 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of March 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of March 31, 2011, the Company’s Level 3 liabilities consist of a $3.3 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$3,222	$3,082
Accretion for period	32	38
Balance at end of period (unaudited)	$3,254	$3,120

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2009 to March 31, 2011 (in thousands):

Deferred Consideration
Balance at December 31, 2009	$3,082
Accretion for 2010	140
Balance at December 31, 2010	3,222
Accretion from January 1, 2011 – March 31, 2011	32
Balance at March 31, 2011 (unaudited)	$3,254

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of March 31, 2011.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

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

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment from December 31, 2009 to March 31, 2011 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2009	$55,260	$25,061	$80,321
Effect of foreign currency translation	—	(719)	(719)
Goodwill, December 31, 2010	$55,260	$24,342	$79,602
Effect of foreign currency translation	—	886	886
Goodwill, March 31, 2011 (unaudited)	$55,260	$25,228	$80,488

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2011	December 31, 2010	Weighted- Average Amortization Period (in years)
	(unaudited)
Building photography	$11,900	$11,771	5
Accumulated amortization	(10,631)	(10,311)
Building photography, net	1,269	1,460

Acquired database technology	26,103	26,034	4
Accumulated amortization	(22,470)	(22,150)
Acquired database technology, net	3,633	3,884

Acquired customer base	55,861	55,380	10
Accumulated amortization	(44,222)	(43,349)
Acquired customer base, net	11,639	12,031

Acquired trade names and other	9,781	9,640	7
Accumulated amortization	(8,424)	(8,241)
Acquired trade names and other, net	1,357	1,399

Intangibles and other assets, net	$17,898	$18,774

7.	INCOME TAXES

The income tax provision for the three months ended March 31, 2011 and 2010 reflects an effective tax rate of approximately 38% and 46%, respectively.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options.  See Note 12 for further details on the lease entered into by CoStar Realty Information, Inc. (“CoStar Realty”) and GLL L-Street 1331, LLC (“GLL”) on February 2, 2011.

On December 8, 2009, a former employee filed a lawsuit against the Company in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws seeking unspecified damages under those laws.  The complaint also sought certification of a class of all similarly situated employees to pursue similar claims.  In May 2010, the parties reached a preliminary agreement to settle this lawsuit, and in June 2010, the Company accrued approximately $800,000 in general and administrative expense in anticipation of making a settlement payment. On March 3, 2011, the United States District Court for the Southern District of California approved the final settlement formally resolving this litigation and the Company subsequently paid approximately $500,000 on April 6, 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.  Legal defense costs are expensed as incurred.

9.	SEGMENT REPORTING

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Revenues
United States	$55,036	$50,617
International
External customers	4,582	4,476
Intersegment revenue	254	332
Total international revenue	4,836	4,808
Intersegment eliminations	(254)	(332)
Total revenues	$59,618	$55,093

EBITDA
United States	$11,361	$9,412
International	(833)	(662)
Total EBITDA	$10,528	$8,750

Reconciliation of EBITDA to net income
EBITDA	$10,528	$8,750
Purchase amortization in cost of revenues	(307)	(500)
Purchase amortization in operating expenses	(543)	(690)
Depreciation and other amortization	(2,582)	(2,458)
Interest income, net	202	238
Income tax expense, net	(2,766)	(2,451)
Net income	$4,532	$2,889

Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, Property and Portfolio Research, Inc. (“PPR”) by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.

International EBITDA includes a corporate allocation of approximately $40,000 and $200,000 for the three months ended March 31, 2011 and 2010, respectively.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Property and equipment, net
United States	$34,037	$67,076
International	2,849	2,845
Total property and equipment, net	$36,886	$69,921

Goodwill
United States	$55,260	$55,260
International	25,228	24,342
Total goodwill	$80,488	$79,602

Assets
United States	$536,621	$469,449
International	39,963	39,038
Total operating segment assets	$576,584	$508,487

Reconciliation of operating segment assets to total assets
Total operating segment assets	$576,584	$508,487
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(51,761)	(50,495)
Total assets	$506,479	$439,648

Liabilities
United States	$111,213	$52,482
International	50,791	47,944
Total operating segment liabilities	$162,004	$100,426

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$162,004	$100,426
Intercompany payables	(44,923)	(42,280)
Total liabilities	$117,081	$58,146

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	LEASE RESTRUCTURING CHARGES

Effective September 24, 2010, the Company consolidated its three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR, and Resolve Technology, into one facility.  The consolidation of the facilities resulted in a lease restructuring charge of approximately $1.3 million recorded in general and administrative expense in the third quarter of 2010. The third quarter lease restructuring charge included amounts for the abandonment of certain lease space and the impairment of leasehold improvements.  The amount of the lease restructuring charge recorded in the third quarter of 2010 was based upon management’s best estimate of amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of this reassessment as of March 31, 2011, an adjustment of approximately $44,000 was recorded due to changes in the Company’s assumed sublease income over the remaining lease term.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2009 to March 31, 2011 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2009	$—
Original charge	1,160
Rent payments made in 2010	(229)
Accrual balance at December 31, 2010	931
Rent payments made from January 1, 2011 – March 31, 2011	(233)
Adjustment for assumed lease income through March 31, 2011	44
Accrual balance at March 31, 2011	$742

11.	PURCHASE OF BUILDING

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

The purchase of the building was accounted for as an asset acquisition.  The total purchase price of $41.25 million, plus $1.7 million of direct transaction costs was allocated to the building.  No other significant assets or liabilities were acquired in this transaction.  See Note 12 for further details on the subsequent sale of the building on February 2, 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	SALE OF BUILDING

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), a wholly owned subsidiary of the Company, and GLL, an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty, a wholly owned subsidiary of the Company, agreed to enter into a lease expiring May 31, 2025 with GLL to lease back 149,514 square feet of the office space located in this building, which the Company will continue to use as its corporate headquarters.   The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which is being held in escrow to fund additional build-out and planned improvements at the building.  Pursuant to the purchase and sale agreement, CoStar Realty entered into an assignment and assumption agreement with GLL regarding the existing ground lease.

The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $4.8 million, $6.0 million, $6.1 million, $6.3 million and $6.4 million for fiscal years 2011 to 2015 and a total of $69.2 million from 2016 to the end of the lease term.

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback.  The $36.0 million gain on sale will be deferred and recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions.  The Company recorded approximately $300,000 from the gain on sale for the three months ended March 31, 2011.

The closing costs incurred as of March 31, 2011 in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.  The Company does not anticipate incurring any additional closing costs for the sale-leaseback transaction.

13.	SUBSEQUENT EVENTS

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. (NASDAQ: LOOP), the leading online commercial real estate marketplace. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar Group common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million. The boards of directors of both companies have unanimously approved the transaction which is expected to close by the end of 2011. CoStar has received a commitment letter from J.P. Morgan for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. The transaction is subject to customary closing conditions, including approval by the stockholders of LoopNet and antitrust clearance. The transaction is not subject to a financing condition. In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay the Company a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, the Company may be obligated to pay LoopNet a termination fee of $51.6 million. The Company is not in a position yet to estimate with certainty the financial impact the proposed merger will have on its operations.

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

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. Most recently, in July 2009, we acquired Massachusetts-based PPR, a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd. (“PPR Ltd.”), and in October 2009, we acquired Massachusetts-based Resolve Technology, a provider of business intelligence and portfolio management software serving the institutional real estate investment industry.

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

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, in 2010 we expanded our research operations in order to continue to meet customer expectations.

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

In connection with our acquisitions of Propex, Grecam, PPR and PPR Ltd., we intend to integrate our international operations more fully with those in the U.S.  We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.

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

Our goal is to provide additional tools that make our research and analytics even more valuable to subscribers.  For example, we are currently focusing on integration and further development of the PPR and Resolve Technology service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet, Inc. (NASDAQ: LOOP), the leading online commercial real estate marketplace. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar Group common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million. The boards of directors of both companies have unanimously approved the transaction which is expected to close by the end of 2011. We have received a commitment letter from J.P. Morgan for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and our ongoing working capital needs following the transaction. The transaction is subject to customary closing conditions, including approval by the stockholders of LoopNet and antitrust clearance.  The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.

In light of our agreement to acquire LoopNet, we are currently evaluating how best to integrate the two businesses and we expect that while we await final approval of the transaction over the course of the coming months we will assess and finalize any plans for additional investments in our business for the foreseeable future.  At this time we do expect to continue to develop and distribute new services within our current platform (e.g., we expect to roll out an iPad application later this year).  We also expect to continue our efforts to integrate the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise. Pending the completion of our proposed merger with LoopNet, we do not anticipate making any additional material acquisitions.

While we expect current service offerings to remain profitable, driving overall earnings throughout 2011 and providing substantial cash flow for our business, our proposed merger with LoopNet and the eventual integration of our two businesses could reduce our profitability, cause us to generate losses and adversely affect our financial position.  Further, we intend to enter into credit facilities if the LoopNet acquisition is completed, which may contain restrictive covenants that may restrict our operations and use of our cash flow.

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

In 2010, we took advantage of favorable market conditions to lower our long-term occupancy costs as a tenant.  As part of our overall strategy to consolidate our London office locations and reduce occupancy costs, we relocated our London offices and in July 2010 entered into a settlement pursuant to which we terminated our lease for our former London offices.  In addition, in September 2010, we consolidated our three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR and Resolve Technology, into one facility. We recorded a lease restructuring charge of approximately $1.3 million in general and administrative expense in the third quarter of 2010 as a result of the Boston office consolidation.  In December 2010, we consolidated our New York and Iselin, New Jersey offices into one facility.  The consolidation of these facilities did not result in a lease restructuring charge.

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

During the third quarter of 2011, we expect to incur approximately $1.8 million to $2.2 million of restructuring costs associated with the consolidation of our White Marsh, Maryland office into our Columbia, Maryland and Washington, DC offices.  The office consolidation is expected to lead to expense savings of approximately $1.0 million per year.

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

For the twelve months ended March 31, 2011 and 2010, our contract renewal rate for subscription-based services was approximately 92% and 86%, respectively, and therefore our cancellation rate was approximately 8% and 14%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Fair Value of Auction Rate Securities

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes assets and liabilities by the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Our Level 3 assets consist of auction rate securities (“ARS”), whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of March 31, 2011, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

Our Level 3 liabilities consist of a $3.3 million liability as of March 31, 2011 for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.

We used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities as of March 31, 2011.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

We have not made any material changes in the accounting methodology used to determine the fair value of the deferred consideration.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the deferred consideration as of March 31, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be required to recognize additional liabilities related to this deferred consideration.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income (loss). In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are stock-based compensation, acquisition related costs, restructuring costs, headquarters acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business.  These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss).  We subtract an assumed provision for income taxes to calculate non-GAAP net income.  We assume a 40% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$4,532	$2,889
Purchase amortization in cost of revenues	307	500
Purchase amortization in operating expenses	543	690
Depreciation and other amortization	2,582	2,458
Interest income, net	(202)	(238)
Income tax expense, net	2,766	2,451
EBITDA	$10,528	$8,750

Net cash flows provided by (used in)
Operating activities	$7,686	$6,640
Investing activities	77,814	(42,270)
Financing activities	275	273

Comparison of Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

Revenues. Revenues increased to $59.6 million in the first quarter of 2011 from $55.1 million in the first quarter of 2010. The $4.5 million increase was primarily attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $37.1 million in the first quarter of 2011 from $33.9 million in the first quarter of 2010.  The gross margin percentage slightly increased to 62.1% in the first quarter of 2011 from 61.5% in the first quarter of 2010. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $22.6 million for the first quarter of 2011 from $21.2 million for the first quarter of 2010. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $13.2 million in the first quarter of 2011 from $12.6 million in the first quarter of 2010, and remained relatively consistent as a percentage of revenues at 22.2% in the first quarter of 2011 and 22.9% in the first quarter of 2010. The increase in the amount of selling and marketing expenses was primarily due to increased sales personnel costs.

Software Development Expenses. Software development expenses increased to $5.3 million in the first quarter of 2011 from $4.2 million in the first quarter of 2010, and increased as a percentage of revenues to 8.8% in the first quarter of 2011 compared to 7.6% in the first quarter of 2010.  The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses decreased to $10.9 million in the first quarter of 2011 from $11.3 million in the first quarter of 2010, and decreased as a percentage of revenues to 18.3% in the first quarter of 2011 compared to 20.5% in the first quarter of 2010. The decrease in the amount and percentage of general and administrative expenses was primarily due to lower legal fees.

Purchase Amortization. Purchase amortization decreased to approximately $500,000 in the first quarter of 2011 compared to approximately $700,000 in the first quarter of 2010, and remained relatively consistent as a percentage of revenues at 0.9% in the first quarter of 2011 compared to 1.3% in the first quarter of 2010. The decrease in purchase amortization expense was due to the completion of amortization of certain identifiable intangible assets in 2011.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $200,000 in the first quarter of 2011 and 2010.

Income Tax Expense, net.  Income tax expense, net slightly increased to $2.8 million in the first quarter of 2011 from $2.5 million in the first quarter of 2010.  This increase was due to higher income before income taxes as a result of our increased profitability.

Comparison of Business Segment Results for Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $55.0 million in the first quarter of 2011 from $50.6 million in the first quarter of 2010.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues remained relatively consistent at $4.6 million for the three months ended March 31, 2011 and $4.5 million for the three months ended March 31, 2010.

Segment EBITDA. U.S. EBITDA increased to $11.4 million in the first quarter of 2011 from $9.4 million in the first quarter of 2010. The increase in U.S. EBITDA was due primarily to increase in revenues in the first quarter of 2011 from the first quarter of 2010. International EBITDA increased to a loss of approximately $800,000 in the first quarter of 2011 from a loss of approximately $700,000 in the first quarter of 2010.  This increased loss was primarily due to higher selling and marketing costs for the first quarter of 2011 compared to the first quarter of 2010.  International EBITDA includes a corporate allocation of approximately $40,000 and $200,000 for each of the three months ended March 31, 2011 and 2010, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $295.9 million at March 31, 2011 from $210.1 million at December 31, 2010.  The increase in cash, cash equivalents and short-term investments for the three months ended March 31, 2011 was primarily due to sale of the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC for $101.0 million in cash, $15.0 million of which is being held in escrow to fund additional build-out and planned improvements at the building.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the three months ended March 31, 2011 was $7.7 million compared to $6.6 million for the three months ended March 31, 2010. This $1.1 million increase was due to an increase of approximately $1.9 million in net income plus non-cash items partially offset by an approximately $800,000 net decrease in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.  The $800,000 net decrease in changes in operating assets and liabilities was primarily related to approximately $3.0 million in decreased collections due to differences in timing of collection of receipts and a decrease in changes in accounts payable and other liabilities of approximately $1.5 million, partially offset by an increase in changes in prepaid expense and other assets of approximately $4.0 million. The decrease in the change in accounts payable and other liabilities of approximately $1.5 million primarily relates to changes in accrued wages and commissions.  The decrease in changes in prepaid expense and other assets of approximately $4.0 million includes a decrease in the changes in prepaid taxes of approximately $3.7 million.

Net cash provided by investing activities was $77.8 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $42.3 million for the three months ended March 31, 2010. This $120.1 million increase in net cash provided by investing activities was primarily due to the February 2010 purchase of our new headquarters in downtown Washington, D.C., and subsequent sale of the building in February 2011.

Net cash provided by financing activities was approximately $275,000 for the three months ended March 31, 2011, which remained relatively consistent compared to approximately $273,000 for the three months ended March 31, 2010.

During the three months ended March 31, 2011, we incurred capital expenditures of approximately $5.8 million.  We expect to make capital expenditures in 2011 of approximately $7.0 million to $10.0 million.

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

Most recently, on April 27, 2011, we signed a definitive agreement to acquire LoopNet, Inc., the leading online commercial real estate marketplace. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar Group common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million.  We have received a commitment letter from J.P. Morgan for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs following the transaction.  The transaction is subject to customary closing conditions, including approval by the stockholders of LoopNet and antitrust clearance. The transaction is not subject to a financing condition. In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LookNet a termination fee of $51.6 million. We are not in a position yet to estimate with certainty the financial impact the proposed merger will have on our operations.

Concurrent with the sale of the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, we agreed to enter into a lease with GLL L-Street 1331, LLC (“GLL”) to lease back 149,514 square feet of the office space located in this building, which we will continue to use as our corporate headquarters.  The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $4.8 million, $6.0 million, $6.1 million, $6.3 million and $6.4 million for fiscal years 2011 through 2015, respectively, and a total of $69.2 million from 2016 to the end of the lease term.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2011, we had $32.1 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on December 8, 2009, a former employee filed a lawsuit against us in the United States District Court for the Southern District of California alleging violations of the Fair Labor Standards Act and California state wage-and-hour laws seeking unspecified damages under those laws.  The complaint also sought certification of a class of all similarly situated employees to pursue similar claims.  On March 3, 2011, the United States District Court for the Southern District of California approved the final settlement formally resolving this litigation and we subsequently paid approximately $500,000 on April 6, 2011.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2010, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2011 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, combined financial metrics related to the LoopNet acquisition, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock.  Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates,” “potential” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; expected cost savings or other synergies from the LoopNet merger may not be fully realized or may take longer to realize than expected; the businesses of CoStar and LoopNet may not be combined successfully or in a timely and cost-efficient manner; the possibility that the LoopNet merger does not close, including, but not limited to, due to the failure to obtain approval of LoopNet’s stockholders or the failure to obtain governmental approval; business disruption relating to the LoopNet merger may be greater than expected; failure to obtain any required financing for the LoopNet merger on favorable terms; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; competition; foreign currency fluctuations; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, marketing and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of March 31, 2011, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2011.  As of March 31, 2011, we had $295.9 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of March 31, 2011, auctions for $32.1 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of March 31, 2011, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $98.4 million in intangible assets as of March 31, 2011. As of March 31, 2011, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

 Currently, and from time to time, we are involved in litigation incidental to the conduct of our business.  Certain pending legal proceedings are discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.  We are not currently a party to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  Other than the risk factors discussed below which are related to the acquisition of LoopNet, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The failure to successfully integrate LoopNet’s business and operations and/or fully realize synergies from the merger in the expected time frame may adversely affect the Company’s future results.

The success of the merger will depend, in part, on the Company’s ability to successfully integrate LoopNet’s business and operations and fully realize the anticipated benefits and synergies from combining the businesses of the Company and LoopNet. However, to realize these anticipated benefits and synergies, the businesses of the Company and LoopNet must be successfully combined. If the Company is not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and LoopNet have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, loss of key clients, increases in operating costs, or the disruption of each company’s ongoing businesses, any or all of which could adversely affect the Company’s ability to achieve the anticipated benefits and synergies of the merger. Integration efforts between the two companies will also divert management attention and resources. The success of the merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating the businesses of the Company and LoopNet, while minimizing or eliminating any difficulties that may occur. Even if the integration of the businesses of the Company and LoopNet is successful, it may not result in the realization of the full benefits of the growth opportunities and cost savings that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on the revenues, expenses and operating results of the Company.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: adoption of the merger agreement by LoopNet’s stockholders, regulatory and antitrust approvals, absence of orders prohibiting the completion of the merger, effectiveness of the registration statement of which this proxy statement/prospectus is a part, the receipt of authorization for listing of the shares of the Company’s common stock on Nasdaq, continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

In addition, both the Company and LoopNet have rights to terminate the merger agreement under certain circumstances specified in the merger agreement.

The merger is subject to the receipt of consents and approvals from governmental and regulatory entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the Company.

Before the merger may be completed, various approvals or consents must be obtained from the Department of Justice, Federal Trade Commission, NASDAQ Stock Market LLC and other governmental and regulatory authorities. Satisfying the requirements of these governmental and regulatory entities may delay the date of completion of the merger. In addition, these governmental and regulatory entities may include conditions on the completion of the merger or require divestitures or other changes relating to the operations or assets of the Company and LoopNet.

Such conditions, divestitures or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger, any of which might have a material adverse effect on the Company following the merger. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would reasonably be expected to have a material adverse effect on the Company, but the Company could choose to waive this condition.

Significant transaction costs will be incurred as a result of the merger.

The Company expects to incur significant one-time transaction costs related to the merger. These transaction costs include investment banking, legal and accounting fees and expenses and filing fees, printing expenses, proxy solicitation expenses and other related charges. The companies may also incur additional unanticipated transaction costs in connection with the merger. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. Additional costs will be incurred in connection with integrating the two companies’ businesses, such as severance and IT integration expenses. Costs in connection with the merger and integration may be higher than expected.

Failure to complete the merger in certain circumstances could require the Company to pay a termination fee or expenses.

If the merger agreement is terminated under certain circumstances, the Company could be obligated to pay the other party a $51.6 million termination fee. Payment of the termination fee could materially adversely affect the Company’s results of operations or financial condition.

The Company intends to enter into a revolving credit facility, which will contain restrictive covenants that may restrict the Company’s operations.

The Company has received a commitment letter (the “Commitment Letter”) from J.P. Morgan for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and our ongoing working capital needs following the transaction.

The Company expects the credit agreement to contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit its ability to engage in acts that may be in the Company’s long-term best interests. These covenants are likely to include, among others, limitations (and in some cases, prohibitions) that would, directly or indirectly, restrict the Company’s ability to:

•	Incur liens or additional indebtedness (including guarantees or contingent obligations);

•	Engage in mergers and other fundamental changes;

•	Sell or otherwise dispose of property or assets;

•	Pay dividends and other distributions; and

•	Change the nature of its business.

Any operating restrictions and financial covenants in the Company’s credit agreement and any future financing agreements may limit the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s ability to comply with any financial covenants could be materially affected by events beyond its control, and there can be no assurance that it will satisfy any such requirements. If the Company fails to comply with these covenants, the Company may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. The Company may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on terms favorable to the Company.

The credit agreement is expected to specify several events of default, including non-payment, certain cross-defaults, certain bankruptcy events, covenant or representation breaches and certain changes in control. If an event of default occurs, the lenders under the credit agreement are expected to be able to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The Company may not be able to repay all amounts due under the credit agreement in the event these amounts are declared due upon an event of default.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2011	932		$56.28	—	—
February 1 through February 28, 2011	6,244		58.49	—	—
March 1 through March 31, 2011	18,771		56.28	—	—
Total	25,947	(1)	$56.81	—	—

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

COSTAR GROUP, INC.
Date: April 29, 2011	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 of the Registrant (File No. 333-47953) filed with the Commission on March 13, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.1	Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (filed herewith).
10.2	Purchase and Sale Agreement by and between 1331 L Street Holdings, LLC and GLL L-Street 1331, LLC, dated February 2, 2011 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).