Form 10-Q
period 2011-06-30
COSTAR GROUP INC
filed 2011-07-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, there were 25,307,433 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$62,127	$55,838	$121,745	$110,931
Cost of revenues	22,412	20,360	44,978	41,560
Gross margin	39,715	35,478	76,767	69,371

Operating expenses:
Selling and marketing	14,280	12,880	27,526	25,509
Software development	5,135	4,123	10,403	8,320
General and administrative	15,845	13,452	26,744	24,727
Purchase amortization	546	532	1,089	1,222
	35,806	30,987	65,762	59,778

Income from operations	3,909	4,491	11,005	9,593
Interest and other income, net	178	196	380	434

Income before income taxes	4,087	4,687	11,385	10,027
Income tax expense, net	1,450	1,436	4,216	3,887

Net income	$2,637	$3,251	$7,169	$6,140

Net income per share — basic	$0.12	$0.16	$0.34	$0.30
Net income per share — diluted	$0.12	$0.16	$0.33	$0.30

Weighted average outstanding shares — basic	22,011	20,278	21,271	20,275
Weighted average outstanding shares — diluted	22,426	20,624	21,695	20,635

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$547,617	$206,405
Short-term investments	3,605	3,722
Accounts receivable, less allowance for doubtful accounts of approximately $2,754 and $2,415 as of June 30, 2011 and December 31, 2010, respectively	13,336	13,094
Deferred income taxes, net	7,519	5,203
Income tax receivable	852	4,940
Prepaid expenses and other current assets	5,693	5,809
Total current assets	578,622	239,173

Long-term investments	29,014	29,189
Deferred income taxes, net	12,502	—
Property and equipment, net	37,146	69,921
Goodwill	80,466	79,602
Intangibles and other assets, net	17,457	18,774
Deposits and other assets	2,649	2,989
Total assets	$757,856	$439,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,127	$3,123
Accrued wages and commissions	11,478	12,465
Accrued expenses	17,466	18,411
Deferred gain on the sale of building	2,523	—
Income taxes payable	7,156	—
Deferred revenue	17,466	16,895
Total current liabilities	60,216	50,894

Deferred gain on the sale of building	32,594	—
Deferred rent	17,374	4,032
Deferred income taxes, net	—	1,450
Income taxes payable	1,808	1,770
Total liabilities	111,992	58,146

Total stockholders’ equity	645,864	381,502

Total liabilities and stockholders’ equity	$757,856	$439,648

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$7,169	$6,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,441	4,284
Amortization	2,199	2,670
Property and equipment write-off	17	—
Excess tax benefit from stock options	(1,247)	(340)
Stock-based compensation expense	4,265	3,946
Deferred income tax expense, net	(4,986)	(2,271)
Provision for losses on accounts receivable	865	1,018
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,084)	1,137
Prepaid expenses and other current assets	148	719
Deposits and other assets	377	404
Accounts payable and other liabilities	2,662	2,718
Deferred revenue	458	274
Net cash provided by operating activities	15,284	20,699

Investing activities:
Sales of investments	233	8,141
Proceeds from sale of building, net	83,553	—
Purchases of property and equipment and other assets	(9,887)	(46,566)
Net cash provided by (used in) investing activities	73,899	(38,425)

Financing activities:
Excess tax benefit from stock options	1,247	340
Repurchase of restricted stock to satisfy tax withholding obligations	(1,777)	(1,012)
Proceeds from equity offering, net of transaction costs	247,924	—
Proceeds from exercise of stock options and ESPP	4,540	1,194
Net cash provided by financing activities	251,934	522

Effect of foreign currency exchange rates on cash and cash equivalents	95	(292)
Net increase (decrease) in cash and cash equivalents	341,212	(17,496)
Cash and cash equivalents at the beginning of period	206,405	205,786
Cash and cash equivalents at the end of period	$547,617	$188,290

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company”) has created a comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information and analytic services to the commercial real estate and related business community and operates within two operating segments, U.S. and International. The Company’s information and analytic services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2011 and 2010.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,637	$3,251	$7,169	$6,140
Foreign currency translation adjustment	(4)	(48)	1,048	(1,878)
Net change in unrealized loss on investments, net of tax	(27)	(47)	(54)	(33)
Total comprehensive income	$2,606	$3,156	$8,163	$4,229

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustment	$(4,867)	$(5,915)
Accumulated net unrealized loss on investments, net of tax	(2,845)	(2,791)
Total accumulated other comprehensive loss	$(7,712)	$(8,706)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2011	2010	2011	2010

Net income	$2,637	$3,251	$7,169	$6,140
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	22,011	20,278	21,271	20,275
Effect of dilutive securities:
Stock options and restricted stock	415	346	424	360
Denominator for diluted net income per share — weighted-average outstanding shares	22,426	20,624	21,695	20,635

Net income per share — basic	$0.12	$0.16	$0.34	$0.30
Net income per share — diluted	$0.12	$0.16	$0.33	$0.30

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock options	—	251	—	374

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $3.4 million and $400,000 for the three months ended June 30, 2011 and 2010, respectively.  Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $4.5 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.   There were approximately $700,000 and $0 of excess tax benefits realized from stock option exercises for the three months ended June 30, 2011 and 2010, respectively.  There were approximately $1.2 million and $300,000 of excess tax benefits realized from stock option exercises for the six months ended June 30, 2011 and 2010, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations for the three and six months ended June 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$483	$356	$875	$673
Selling and marketing	400	361	530	589
Software development	323	207	607	407
General and administrative	995	1,015	2,253	2,277
Total stock-based compensation	$2,201	$1,939	$4,265	$3,946

Options to purchase 90,975 and 13,700 shares were exercised during the three months ended June 30, 2011 and 2010, respectively.  Options to purchase 122,473 and 38,657 shares were exercised during the six months ended June 30, 2011 and 2010, respectively.

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements.  As of June 30, 2011 and December 31, 2010, the Company had unamortized software development costs of approximately $600,000 and $0, respectively. These unamortized software development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  No amortization expense was recognized for the three or six months ended June 30, 2011 and 2010, respectively.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance clarifies the intent of the existing fair value measurement and disclosure requirements and modifies principles and requirements for measuring fair value and for disclosing information about fair value measurement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact the Company’s results of operations or financial position, but will require changes to the disclosures in its interim and annual financial statements.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact the Company’s results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

3.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”).  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of June 30, 2011 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2011 — June 30, 2012	$2,725
July 1, 2012 — June 30, 2016	817
July 1, 2016 — June 30, 2021	63
After June 30, 2021	29,014
Available-for-sale investments	$32,619

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The realized gains on the Company’s investments for the three and six months ended June 30, 2011 and 2010 were approximately $0 and $3,000, respectively. The realized losses on the Company’s investments for the three months ended June 30, 2011 and 2010 were approximately $0 and $1,000, respectively.  The realized losses on the Company’s investments for the six months ended June 30, 2011 and 2010 were approximately $0 and $41,000, respectively.

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

As of June 30, 2011, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,401	$141	$—	$3,542
Government-sponsored enterprise obligations	63	—	—	63
Auction rate securities	32,000	—	(2,986)	29,014
Available-for-sale investments	$35,464	$141	$(2,986)	$32,619

As of December 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$46	$—	$—	$46
Corporate debt securities	3,407	196	—	3,603
Government-sponsored enterprise obligations	74	—	(1)	73
Auction rate securities	32,175	—	(2,986)	29,189
Available-for-sale investments	$35,702	$196	$(2,987)	$32,911

The unrealized losses on the Company’s investments as of June 30, 2011 and December 31, 2010 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired as of June 30, 2011 and December 31, 2010, respectively.  See Note 4 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	June 30,		December 31,
	2011		2010
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$63	$—	$73	$(1)
Auction rate securities	29,014	(2,986)	29,189	(2,986)
Investments in an unrealized loss position	$29,077	$(2,986)	$29,262	$(2,987)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2011 and December 31, 2010, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$52,643	$—	$—	$52,643
Money market funds	246,545	—	—	246,545
Commercial paper	248,429	—	—	248,429
Corporate debt securities	—	3,542	—	3,542
Government-sponsored enterprise obligations	—	63	—	63
Auction rate securities	—	—	29,014	29,014
Total assets measured at fair value	$547,617	$3,605	$29,014	$580,236
Liabilities:
Deferred consideration	$—	$—	$2,786	$2,786
Total liabilities measured at fair value	$—	$—	$2,786	$2,786

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$29,114	$29,549	$29,189	$29,724
Settlements	(100)	(100)	(175)	(275)
Balance at end of period	$29,014	$29,449	$29,014	$29,449

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2011 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Settlements	(75)
Balance at March 31, 2011	29,114
Settlements	(100)
Balance at June 30, 2011	$29,014

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of June 30, 2011, the Company held ARS with $32.0 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2011.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of June 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

As of June 30, 2011, the Company’s Level 3 liabilities consist of a $2.8 million liability for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration includes (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  In June 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,254	$3,120	$3,222	$3,082
Accretion for period	32	38	64	76
Payments made during period	(500)	—	(500)	—
Balance at end of period	$2,786	$3,158	$2,786	$3,158

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2009 to June 30, 2011 (in thousands):

Deferred Consideration
Balance at December 31, 2009	$3,082
Accretion for 2010	140
Balance at December 31, 2010	3,222
Accretion from January 1, 2011 – March 31, 2011	32
Balance at March 31, 2011	3,254
Accretion from April 1, 2011 – June 30, 2011	32
Payments from April 1, 2011 – June 30, 2011	(500)
Balance at June 30, 2011	$2,786

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities as of June 30, 2011.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on individual customers mitigate the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment from December 31, 2009 to June 30, 2011 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2009	$55,260	$25,061	$80,321
Effect of foreign currency translation	—	(719)	(719)
Goodwill, December 31, 2010	55,260	24,342	79,602
Effect of foreign currency translation	—	864	864
Goodwill, June 30, 2011	$55,260	$25,206	$80,466

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2011	December 31, 2010	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,368	$1,795	5
Accumulated amortization	(1,795)	(1,795)
Capitalized product development cost, net	573	—

Building photography	11,959	11,771	5
Accumulated amortization	(10,850)	(10,311)
Building photography, net	1,109	1,460

Acquired database technology	26,101	26,034	4
Accumulated amortization	(22,718)	(22,150)
Acquired database technology, net	3,383	3,884

Acquired customer base	55,849	55,380	10
Accumulated amortization	(44,768)	(43,349)
Acquired customer base, net	11,081	12,031

Acquired trade names and other	9,778	9,640	7
Accumulated amortization	(8,467)	(8,241)
Acquired trade names and other, net	1,311	1,399

Intangibles and other assets, net	$17,457	$18,774

7.	INCOME TAXES

The income tax provision for the six months ended June 30, 2011 and 2010 reflects an effective tax rate of approximately 37% and 39%, respectively.

8.	COMMITMENTS AND CONTINGENCIES

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

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP).  The transaction is subject to customary closing conditions, including antitrust clearance. The LoopNet stockholders approved the adoption of the merger agreement with the Company on July 11, 2011.  The Company engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as its financial advisor in connection with the acquisition.  The Company is obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.  The Company currently expects the acquisition to be completed by the end of 2011.

In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay the Company a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, the Company may be obligated to pay LoopNet a termination fee of $51.6 million.  See Note 13 for further details on the pending acquisition.

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet’s proposed merger with the Company. The stockholder actions allege, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint.  In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $100,000.  The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation other than as described above.  In addition, other than as described above, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the consolidated financial statements for unfavorable results, if any, other than as described above. Legal defense costs are expensed as incurred.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate more than 93% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
United States	$57,540	$51,538	$112,576	$102,155
International
External customers	4,587	4,300	9,169	8,776
Intersegment revenue	224	359	478	691
Total international revenue	4,811	4,659	9,647	9,467
Intersegment eliminations	(224)	(359)	(478)	(691)
Total revenues	$62,127	$55,838	$121,745	$110,931

EBITDA
United States	$8,262	$10,173	$19,623	$19,585
International	(1,145)	(2,376)	(1,978)	(3,038)
Total EBITDA	$7,117	$7,797	$17,645	$16,547

Reconciliation of EBITDA to net income
EBITDA	$7,117	$7,797	$17,645	$16,547
Purchase amortization in cost of revenues	(308)	(315)	(615)	(815)
Purchase amortization in operating expenses	(546)	(532)	(1,089)	(1,222)
Depreciation and other amortization	(2,354)	(2,459)	(4,936)	(4,917)
Interest income, net	178	196	380	434
Income tax expense, net	(1,450)	(1,436)	(4,216)	(3,887)
Net income	$2,637	$3,251	$7,169	$6,140

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

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

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended June 30, 2011 and 2010.  International EBITDA includes a corporate allocation of approximately $100,000 and $300,000 for the six months ended June 30, 2011 and 2010, respectively.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Property and equipment, net
United States	$34,497	$67,076
International	2,649	2,845
Total property and equipment, net	$37,146	$69,921

Goodwill
United States	$55,260	$55,260
International	25,206	24,342
Total goodwill	$80,466	$79,602

Assets
United States	$790,424	$469,449
International	39,705	39,038
Total operating segment assets	$830,129	$508,487

Reconciliation of operating segment assets to total assets
Total operating segment assets	$830,129	$508,487
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(53,929)	(50,495)
Total assets	$757,856	$439,648

Liabilities
United States	$106,620	$52,482
International	52,392	47,944
Total operating segment liabilities	$159,012	$100,426

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$159,012	$100,426
Intercompany payables	(47,020)	(42,280)
Total liabilities	$111,992	$58,146

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	LEASE RESTRUCTURING CHARGES

Effective September 24, 2010, the Company consolidated its three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR, and Resolve Technology, into one facility.  The consolidation of the facilities resulted in a lease restructuring charge of approximately $1.3 million recorded in general and administrative expense in the third quarter of 2010. The third quarter lease restructuring charge included amounts for the abandonment of certain lease space and the impairment of leasehold improvements.  The amount of the lease restructuring charge recorded in the third quarter of 2010 was based upon management’s best estimate of amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments, for the six months ended June 30, 2011, an adjustment of approximately $78,000 was recorded due to changes in the Company’s assumed sublease income over the remaining lease term.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2009 to June 30, 2011 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2009	$—
Original charge	1,160
Rent payments made in 2010	(229)
Accrual balance at December 31, 2010	931
Rent payments made from January 1, 2011 – March 31, 2011	(233)
Adjustment for assumed sublease income	44
Accrual balance at March 31, 2011	742
Rent payments made from April 1, 2011 – June 30, 2011	(235)
Adjustment for assumed sublease income	34
Accrual balance at June 30, 2011	$541

11.	PURCHASE OF BUILDING

In February 2010, the Company purchased a 169,429 square-foot office building located at 1331 L Street, NW in downtown Washington, DC together with the tenancy in the underlying ground lease for the property for a purchase price of $41.25 million in cash. This facility is being used primarily by the Company’s U.S. segment. The Company began relocating its Bethesda-based employees and infrastructure to the new building starting in July 2010 and completed its relocation by October 15, 2010.

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

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), a wholly owned subsidiary of the Company, and GLL, an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty, a wholly owned subsidiary of the Company, agreed to enter into a lease expiring May 31, 2025 with GLL to lease back 149,514 square feet of the office space located in this building, which the Company will continue to use as its corporate headquarters.   The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.  The carrying value of the building at the time of the sale was approximately $47.5 million. Pursuant to the purchase and sale agreement, CoStar Realty entered into an assignment and assumption agreement with GLL regarding the existing ground lease.

The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $4.8 million, $6.0 million, $6.1 million, $6.3 million and $6.4 million for fiscal years 2011 to 2015, respectively, and a total of $69.2 million from 2016 to the end of the lease term.

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback.  The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions.  The Company recorded approximately $600,000 from the gain on sale for the three months ended June 30, 2011 and approximately $900,000 from the gain on sale for the six months ended June 30, 2011.

The closing costs incurred as of June 30, 2011 in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.  The Company does not anticipate incurring any additional closing costs for the sale-leaseback transaction.

13.	PENDING ACQUISITION

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar Group common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million. The boards of directors of both companies have unanimously approved the transaction which is expected to close by the end of 2011. CoStar has received a commitment letter from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. The transaction is subject to customary closing conditions, including antitrust clearance.  The LoopNet stockholders approved the adoption of the merger agreement with the Company on July 11, 2011.  The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay the Company a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, the Company may be obligated to pay LoopNet a termination fee of $51.6 million.  The Company is not in a position yet to estimate the financial impact the proposed merger will have on its operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

14.	EQUITY OFFERING

During June 2011, the Company completed an equity offering of 4,312,500 shares of common stock for $60.00 per share.  Net proceeds from the equity offering were approximately $247.9 million, after deducting approximately $10.4 million of underwriting discounts and commissions and offering expenses of approximately $500,000.  The Company intends to use the net proceeds from the sale of the securities to fund a portion of the cash consideration payable in connection with its acquisition of LoopNet and, to the extent that any proceeds remain thereafter, or the acquisition is not completed, for  general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock. The net proceeds may be temporarily invested or applied to repay short-term or revolving debt prior to use.

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

Overview

CoStar Group, Inc. (“CoStar”) is the number one provider of information and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings and portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Since 1994, we have expanded the geographical coverage of our existing information and developed new information and analytic services. In addition to internal growth, this expansion included the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software.  In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in September 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

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

We expect to continue to develop and distribute new services, expand existing services within our current platform, and expand and develop our sales and marketing organization.  Recently, we announced the upcoming launch of CoStarGo™, an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional, CoStar Tenant and CoStar Comps.  We expect to release CoStarGo nationally on August 15, 2011.  We plan to support the launch with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.  We expect to incur expenses of approximately $3.5 million to $4.0 million during the third quarter of 2011 in connection with the launch of CoStarGo.

We are also working to provide additional tools that make our research and analytics even more valuable to subscribers.  For example, we are focusing on integration and further development of the PPR and Resolve Technology service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.   Any future product development or expansion of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings for 2011 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP). Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, have approved adoption of the merger agreement.  We have received a commitment letter from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed.  This loan will be available, subject to customary conditions, to fund the acquisition and our ongoing working capital needs following the transaction. In June 2011, we also completed an equity offering and received net proceeds of approximately $247.9 million.  We intend to use these proceeds to fund a portion of the cash consideration payable in connection with the acquisition of LoopNet.

The LoopNet transaction is subject to customary closing conditions, including antitrust clearance.  The transaction is not subject to a financing condition.  As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between CoStar and LoopNet was scheduled to expire on June 30, 2011. On June 30, 2011, CoStar and LoopNet received a Request for Additional Information (commonly referred to as a “second request”) from the FTC in connection with its review of the merger. The second request extends the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.  The acquisition is expected to close by the end of 2011.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.

In light of our agreement to acquire LoopNet, we are currently evaluating how best to integrate the two businesses.  We expect that while we await final antitrust approval of the transaction over the course of the coming months we will assess and finalize any plans for additional investments in our business for the foreseeable future.  At this time we expect to continue to develop and distribute new services within our current platform, such as CoStarGo.  We also expect to continue our efforts to integrate the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.

While we expect current service offerings to remain profitable, driving overall earnings for 2011 and providing substantial cash flow for our business, our proposed merger with LoopNet and the eventual integration of our two businesses could reduce our profitability, cause us to generate losses and adversely affect our financial position.  Further, we intend to enter into credit facilities if the LoopNet acquisition is completed, which may contain restrictive covenants that may restrict our operations and use of our cash flow.

In some cases, the business operations of some of our clients continue to be negatively affected by challenging economic conditions in the U.S. and the world, resulting at times in business consolidations and, in some circumstances, business failure.  If cancellations, reductions of services and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  Additionally, current economic conditions may cause customers to reduce expenses, and customers may be forced to purchase fewer services from us or cancel all services.  We compete against many other commercial real estate information and analytic service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.

There continue to be clear signs of improving conditions in the commercial real estate industry, including heightened leasing activity and positive net absorption of office space, although the pace of improvement at mid-year has noticeably slowed from the end of 2010, reflecting lower than expected job growth and continued uncertainty over U.S. and global economic issues.  The extent and duration of continued improvement of the economy and the commercial real estate industry is unknown.  Because of these uncertainties and any resulting impact on our business, we may not be able to accurately forecast our revenue or earnings.  Based on current economic conditions, we believe that the Company is positioned to generate continued, sustained earnings from current operations in 2011 and for the foreseeable future.

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

On February 5, 2010, we took advantage of favorable market conditions and purchased an office building in downtown Washington, DC for $41.25 million for use as our new headquarters and have since relocated to this location.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010; therefore, we incurred overlapping occupancy costs through the end of the Bethesda lease term as we transitioned to our new headquarters.  We were able to create value through our occupancy of the building in Washington, DC and on February 18, 2011 sold the building for aggregate consideration of $101.0 million, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.  As part of the sale, we entered into a long-term lease with the buyer to lease back approximately 88% of the office space, where our corporate headquarters will remain.

During the third quarter of 2011, we expect to incur approximately $1.4 million to $1.7 million of restructuring costs associated with the consolidation of our White Marsh, Maryland office into our Columbia, Maryland and Washington, DC offices.  The office consolidation is expected to lead to expense savings of approximately $1.0 million per year.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate more than 93% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2011 and 2010, our contract renewal rate for subscription-based services was approximately 92% and 88%, respectively, and therefore our cancellation rate was approximately 8% and 12%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of June 30, 2011, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

Our Level 3 liabilities consist of a $2.8 million liability as of June 30, 2011 for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration is for (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  In June 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones.

We used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities as of June 30, 2011.  The significant assumptions used in preparing the discounted cash flow model include the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

We have not made any material changes in the accounting methodology used to determine the fair value of the deferred consideration.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the deferred consideration as of June 30, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be required to recognize additional liabilities related to this deferred consideration.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 23 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of these non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe these non-GAAP measures are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,637	$3,251	$7,169	$6,140
Purchase amortization in cost of revenues	308	315	615	815
Purchase amortization in operating expenses	546	532	1,089	1,222
Depreciation and other amortization	2,354	2,459	4,936	4,917
Interest income, net	(178)	(196)	(380)	(434)
Income tax expense, net	1,450	1,436	4,216	3,887
EBITDA	$7,117	$7,797	$17,645	$16,547

Cash flows provided by (used in)
Operating activities	$7,598	$14,059	$15,284	$20,699
Investing activities	(3,915)	3,845	73,899	(38,425)
Financing activities	251,659	249	251,934	522

Comparison of Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

Revenues. Revenues increased to $62.1 million in the second quarter of 2011 from $55.8 million in the second quarter of 2010. The $6.3 million increase was primarily attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 93% of our total revenues.

Gross Margin. Gross margin increased to $39.7 million in the second quarter of 2011 from $35.5 million in the second quarter of 2010.  The gross margin percentage slightly increased to 63.9% in the second quarter of 2011 from 63.5% in the second quarter of 2010. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $22.4 million for the second quarter of 2011 from $20.4 million for the second quarter of 2010. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $14.3 million in the second quarter of 2011 from $12.9 million in the second quarter of 2010, and remained relatively consistent as a percentage of revenues at 23.0% in the second quarter of 2011 and 23.1% in the second quarter of 2010. The increase in the amount of selling and marketing expenses was primarily due to increased sales personnel costs.

Software Development Expenses. Software development expenses increased to $5.1 million in the second quarter of 2011 from $4.1 million in the second quarter of 2010, and increased as a percentage of revenues to 8.3% in the second quarter of 2011 compared to 7.4% in the second quarter of 2010.  The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs and operating costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $15.8 million in the second quarter of 2011 from $13.5 million in the second quarter of 2010, and increased as a percentage of revenues to 25.5% in the second quarter of 2011 compared to 24.1% in the second quarter of 2010. The increase in the amount and percentage of general and administrative expenses was primarily due to the incurrence of approximately $5.0 million in acquisition related costs in connection with the pending LoopNet acquisition, partially offset by the accrual of $2.0 million in June 2010 in anticipation of the July 2010 settlement of our litigation with Nokia U.K. Limited.

Purchase Amortization. Purchase amortization remained relatively consistent at approximately $500,000 in the second quarter of 2011 and 2010, and remained relatively consistent as a percentage of revenues at 0.9% in the second quarter of 2011 compared to 1.0% in the second quarter of 2010.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $200,000 in the second quarter of 2011 and 2010.

Income Tax Expense, net.  Income tax expense, net remained relatively consistent at $1.5 million in the second quarter of 2011 compared to $1.4 million in the second quarter of 2010.

Comparison of Business Segment Results for Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $57.5 million in the second quarter of 2011 from $51.5 million in the second quarter of 2010.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues increased slightly to $4.6 million for the three months ended June 30, 2011 from $4.3 million for the three months ended June 30, 2010.  This increase was primarily due to successful cross-selling of our services to customers in existing markets, combined with high renewal rates.

Segment EBITDA. U.S. EBITDA decreased to $8.3 million in the second quarter of 2011 from $10.2 million in the second quarter of 2010. The decrease in U.S. EBITDA was due primarily to an increase in acquisition related costs in the second quarter of 2011as a result of the pending LoopNet acquisition. International EBITDA decreased to a loss of approximately $1.1 million in the second quarter of 2011 from a loss of approximately $2.4 million in the second quarter of 2010.  This decreased loss was primarily due to the accrual of $2.0 million in June 2010 in anticipation of the July 2010 settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended June 30, 2011 and 2010. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

Revenues. Revenues increased to $121.7 million for the six months ended June 30, 2011, from $110.9 million for the six months ended June 30, 2010. The $10.8 million increase was primarily attributable to further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 93% of our total revenues.

Gross Margin. Gross margin increased to $76.8 million for the six months ended June 30, 2011, from $69.4 million for the six months ended June 30, 2010.  The gross margin percentage slightly increased to 63.1% for the six months ended June 30, 2011, from 62.5% for the six months ended June 30, 2010. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $45.0 million for the six months ended June 30, 2011, from $41.6 million for the six months ended June 30, 2010. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $27.5 million for the six months ended June 30, 2011, from $25.5 million for the six months ended June 30, 2010, and remained relatively consistent as a percentage of revenues at 22.6% for the six months ended June 30, 2011, and 23.0% for the six months ended June 30, 2010. The increase in the amount of selling and marketing expenses was primarily due to increased sales personnel costs.

Software Development Expenses. Software development expenses increased to $10.4 million for the six months ended June 30, 2011, from $8.3 million for the six months ended June 30, 2010, and increased as a percentage of revenues to 8.5% for the six months ended June 30, 2011, compared to 7.5% for the six months ended June 30, 2010.  The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $26.7 million for the six months ended June 30, 2011, from $24.7 million for the six months ended June 30, 2010, and remained relatively consistent as a percentage of revenues to 22.0% for the six months ended June 30, 2011, compared to 22.3% for the six months ended June 30, 2010. The increase in the amount of general and administrative expenses was primarily due to the incurrence of approximately $5.3 million in acquisition related costs in connection with the pending LoopNet acquisition, partially offset by the accrual of $2.0 million in June 2010 in anticipation of the July 2010 settlement of our litigation with Nokia U.K. Limited.

Purchase Amortization. Purchase amortization decreased to approximately $1.1 million for the six months ended June 30, 2011, compared to approximately $1.2 million for the six months ended June 30, 2010, and remained relatively consistent as a percentage of revenues at 0.9% for the six months ended June 30, 2011, compared to 1.1% for the six months ended June 30, 2010. The decrease in purchase amortization expense was due to the completion of amortization of certain identifiable intangible assets in 2011.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $400,000 for the six months ended June 30, 2011 and 2010.

Income Tax Expense, net.  Income tax expense, net slightly increased to $4.2 million for the six months ended June 30, 2011, from $3.9 million for the six months ended June 30, 2010.  This increase was due to higher income before income taxes as a result of our increased profitability.

Comparison of Business Segment Results for Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

Segment Revenues. U.S. revenues increased to $112.6 million for the six months ended June 30, 2011, from $102.2 million for the six months ended June 30, 2010.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues increased slightly to $9.2 million for the six months ended June 30, 2011 from $8.8 million for the six months ended June 30, 2010.

Segment EBITDA. U.S. EBITDA revenues remained relatively consistent at $19.6 million for the six months ended June 30, 2011 and 2010. International EBITDA decreased to a loss of approximately $2.0 million for the six months ended June 30, 2011, from a loss of approximately $3.0 million for the six months ended June 30, 2010.  This decreased loss was primarily due to the accrual of $2.0 million in June 2010 in anticipation of the July 2010 settlement of our litigation with Nokia U.K. Limited.  International EBITDA includes a corporate allocation of approximately $100,000 and $300,000 for each of the six months ended June 30, 2011 and 2010, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $551.2 million at June 30, 2011 from $210.1 million at December 31, 2010.  The increase in cash, cash equivalents and short-term investments for the six months ended June 30, 2011 was primarily due to $247.9 million in net proceeds from our equity offering in June 2011of 4,312,500 shares of common stock for $60.00 per share.  In addition, in February 2011, we sold the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC for $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the six months ended June 30, 2011 was $15.3 million compared to $20.7 million for the six months ended June 30, 2010. This $5.4 million decrease was primarily due to a decrease of approximately $2.7 million in net income plus non-cash items. In addition, the decrease was also attributed to approximately $2.7 million net decrease in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.  The $2.7 million net decrease in changes in operating assets and liabilities was primarily related to approximately $2.2 million in decreased collections due to differences in timing of collection of receipts and a decrease in changes in prepaid expense and other assets of approximately $600,000.

Net cash provided by investing activities was $73.9 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $38.4 million for the six months ended June 30, 2010. This $112.3 million increase in net cash provided by investing activities was primarily due to the sale of our new headquarters in downtown Washington, D.C., in February 2011 as well as the February 2010 purchase of that building.

Net cash provided by financing activities was approximately $251.9 million for the six months ended June 30, 2011, compared to approximately $522,000 for the six months ended June 30, 2010.  This $251.4 million increase in net cash provided by financing activities was primarily due to the equity offering of 4,312,500 shares of common stock for $60.00 per share completed in June 2011.  Net proceeds from the equity offering were approximately $247.9 million, after deducting approximately $10.4 million of underwriting discounts and commissions and offering expenses of approximately $500,000.

During the six months ended June 30, 2011, we incurred capital expenditures of approximately $9.9 million.  We expect to make capital expenditures in 2011 of approximately $12.0 million to $14.0 million.

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

On April 27, 2011, we signed a definitive agreement to acquire LoopNet, Inc. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar Group common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million.  We have received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs following the transaction.  The transaction is subject to customary closing conditions, including antitrust clearance.  We expect to pay approximately $5.5 million to $7.5 million in costs associated with the antitrust clearance.  The holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011. The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of

$25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.  We are not in a position yet to estimate the financial impact the proposed merger will have on our operations.

We engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as our financial advisor in connection with the acquisition.  We are obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.  We currently expect the acquisition to be completed by the end of 2011.

Concurrent with the sale of the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, we entered into a lease with GLL L-Street 1331, LLC (“GLL”) to lease back 149,514 square feet of the office space located in this building for use as our corporate headquarters.  The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $4.8 million, $6.0 million, $6.1 million, $6.3 million and $6.4 million for fiscal years 2011 through 2015, respectively, and a total of $69.2 million from 2016 to the end of the lease term.

We plan to support the launch of CoStarGo with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.  We expect to incur expenses of approximately $3.5 million to $4.0 million during the third quarter of 2011 in connection with the launch of CoStarGo.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2011, we had $32.0 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

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

In May 2011, the FASB issued authoritative guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance clarifies the intent of the existing fair value measurement and disclosure requirements and modifies principles and requirements for measuring fair value and for disclosing information about fair value measurement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact our results of operations or financial position, but will require changes to the disclosures in our interim and annual financial statements.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact our results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2011 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, combined financial metrics related to the LoopNet acquisition, the timing of the LoopNet acquisition, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock.  Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates,” “potential” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; expected cost savings or other synergies from the LoopNet merger may not be fully realized or may take longer to realize than expected; the businesses of CoStar and LoopNet may not be combined successfully or in a timely and cost-efficient manner; the possibility that the LoopNet merger does not close, including, but not limited to, due to the failure to obtain governmental approval; LoopNet and CoStar may be unable to comply promptly with the request for additional information received from the Federal Trade Commission on June 30, 2011 and discussed in CoStar's and LoopNet's Current Reports on Form 8-K filed with the SEC on July 1, 2011; conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar may be required to obtain required governmental clearances or approvals; failure to obtain any required financing on favorable terms; business disruption relating to the LoopNet merger may be greater than expected; the net proceeds of the June 2011 equity offering may not be used to fund cash consideration for the LoopNet acquisition; CoStarGo may not be released when expected; CoStar’s marketing plans with respect to CoStarGo may change or be extended past the third quarter of 2011; the amount of investment in CoStarGo for marketing may change; restructuring costs associated with the consolidation of our offices during the third quarter of 2011 may change; the office consolidation may not lead to expense savings as expected; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; competition; foreign currency fluctuations; our ability to obtain any required financing on favorable terms; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of June 30, 2011, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2011.  As of June 30, 2011, we had $551.2 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of June 30, 2011, auctions for $32.0 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of June 30, 2011, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $97.9 million in intangible assets as of June 30, 2011. As of June 30, 2011, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, “Item 1A Risk Factors” in our Quarterly Reports filed since such Annual Report was filed, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  Other than the risk factors discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger.

Parties with which the Company and LoopNet do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with the Company, LoopNet or the combined business of both companies. The Company’s and LoopNet’s business relationships may be subject to disruption as clients and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, LoopNet or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: obtaining regulatory and antitrust approvals, absence of orders prohibiting the completion of the merger, the receipt of authorization for listing of the shares of the Company’s common stock to be issued in the merger on Nasdaq, continued accuracy of the representations and warranties by both parties to the merger agreement and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

In addition, both the Company and LoopNet have rights to terminate the merger agreement under certain circumstances specified in the merger agreement.

The merger is subject to the receipt of consents and approvals from governmental and regulatory entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the Company.

Before the merger may be completed, various approvals or consents must be obtained from the Department of Justice, Federal Trade Commission, NASDAQ Stock Market LLC and other governmental and regulatory authorities. With respect to the required antitrust approval, both the Company and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between the Company and LoopNet was scheduled to expire on June 30, 2011. On June 30, 2011, the Company and LoopNet received a Request for Additional Information (commonly referred to as a “second request”) from the FTC in connection with its review of the merger. The second request extends the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Satisfying the requirements of the FTC may delay the date of completion of the merger. In addition, the FTC may include conditions on the completion of the merger or require divestitures or other changes relating to the operations or assets of the Company and LoopNet.

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

The Company will incur significant transaction costs as a result of the merger.

The Company expects to incur significant one-time transaction costs related to the merger. These transaction costs include investment banking, legal and accounting fees and expenses and filing fees, printing expenses and other related charges. The Company may also incur additional unanticipated transaction costs in connection with the merger. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. Additional costs will be incurred in connection with integrating the two companies’ businesses, such as IT integration expenses. Costs in connection with the merger and integration may be higher than expected. These costs could adversely affect the Company’s financial condition, results of operation or prospects of the combined business.

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

The indebtedness of the Company following the completion of the merger will be substantially greater than the Company’s indebtedness on a stand-alone basis and greater than the combined indebtedness of the Company and LoopNet existing prior to the transaction. This increased level of indebtedness could adversely affect the Company, including by decreasing the Company’s business flexibility and increasing its borrowing costs.

The Company has received a commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed.  The loan will be available, subject to customary conditions, to fund the acquisition and our ongoing working capital needs following the transaction.

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

U.S. political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investments, as well as our access to credit.

Our cash, cash equivalents and investments are held in a variety of common financial instruments, including U.S. treasury securities. Given that deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or deterioration in the fair value of our cash, cash equivalents, or investments will not occur. The United States is currently on review for a possible downgrade of its AAA credit rating to account for the growing risk that U.S. lawmakers fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could impact the stability of future U.S. treasury auctions, affect the trading market for U.S. government securities, result in increased interest rates and impair access to credit.  Uncertainty surrounding U.S. congressional approval of increases to the federal debt ceiling could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could negatively impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations.  Further, a downgrade of the United States’ credit rating may result in an increase in interest rates and borrowing costs and make it more difficult to obtain credit on acceptable terms, which may affect our ability to fund future obligations and increase the costs of obtaining financing for future obligations.

The Company and LoopNet may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Uncertainty about the effect of the merger on the Company and LoopNet employees may have an adverse effect on the Company and LoopNet and consequently the combined business. This uncertainty may impair the Company’s and LoopNet’s ability to attract, retain and motivate key personnel until the merger is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the merger, as employees of the Company and LoopNet may experience uncertainty about their future roles with the combined business. Additionally, LoopNet’s officers and employees may own shares of LoopNet’s common stock and/or have stock option or restricted stock unit grants and, if the merger is completed, may therefore be entitled to the merger consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees of the Company or LoopNet depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, the Company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce the Company’s ability to realize the anticipated benefits of the merger.

An adverse judgment in a lawsuit challenging the merger may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

One of the conditions to the closing of the merger is that no order, injunction or decree or other legal restraint or prohibition that prevents the completion of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting LoopNet or the Company from completing the merger on the agreed-upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2011	1,052		$60.34	—	—
May 1 through May 31, 2011	1,248		67.41	—	—
June 1 through June 30, 2011	2,618		58.66	—	—
Total	4,918	(1)	$61.24	—	—

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

COSTAR GROUP, INC.
Date: July 28, 2011	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 27, 2011, by and among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 20, 2011, among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

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
10.1
Voting and Support Agreement, dated as of April 27, 2011, by and among CoStar Group, Inc., LoopNet, Inc., the holders of Series A convertible preferred stock of LoopNet, Inc., certain executive officers and the directors of LoopNet, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

10.2	CoStar Group, Inc. 2011 Incentive Bonus Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2011).
10.3	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2011).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Unaudited Condensed Consolidated Statement of Operations for the Three and Six months ended June 30, 2011 and 2010; (ii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2011 and 2010; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text) (submitted electronically with this report).*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.