Form 10-Q
period 2011-09-30
COSTAR GROUP INC
filed 2011-10-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, there were 25,337,014 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$63,829	$57,144	$185,574	$168,075
Cost of revenues	21,175	20,762	66,153	62,322
Gross margin	42,654	36,382	119,421	105,753

Operating expenses:
Selling and marketing	17,467	13,017	44,993	38,526
Software development	5,017	4,249	15,420	12,569
General and administrative	16,631	12,441	43,375	37,168
Purchase amortization	535	540	1,624	1,762
	39,650	30,247	105,412	90,025

Income from operations	3,004	6,135	14,009	15,728
Interest and other income, net	194	156	574	590

Income before income taxes	3,198	6,291	14,583	16,318
Income tax expense, net	887	2,909	5,103	6,796

Net income	$2,311	$3,382	$9,480	$9,522

Net income per share — basic	$0.09	$0.17	$0.42	$0.47
Net income per share — diluted	$0.09	$0.16	$0.41	$0.46

Weighted average outstanding shares — basic	24,973	20,328	22,505	20,309
Weighted average outstanding shares — diluted	25,317	20,688	22,903	20,677

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$550,740	$206,405
Short-term investments	3,570	3,722
Accounts receivable, less allowance for doubtful accounts of approximately $2,561 and $2,415 as of September 30, 2011 and December 31, 2010, respectively	18,909	13,094
Deferred income taxes, net	8,906	5,203
Income tax receivable	852	4,940
Prepaid expenses and other current assets	6,404	5,809
Total current assets	589,381	239,173

Long-term investments	28,414	29,189
Deferred income taxes, net	11,455	—
Property and equipment, net	36,780	69,921
Goodwill	79,849	79,602
Intangibles and other assets, net	16,387	18,774
Deposits and other assets	2,487	2,989
Total assets	$764,753	$439,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,367	$3,123
Accrued wages and commissions	12,326	12,465
Accrued expenses	18,415	18,411
Deferred gain on the sale of building	2,523	—
Income taxes payable	7,974	—
Deferred rent	530	—
Deferred revenue	18,471	16,895
Total current liabilities	64,606	50,894

Deferred gain on the sale of building	31,964	—
Deferred rent	16,701	4,032
Deferred income taxes, net	—	1,450
Income taxes payable	1,792	1,770
Total liabilities	115,063	58,146

Total stockholders’ equity	649,690	381,502

Total liabilities and stockholders’ equity	$764,753	$439,648

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$9,480	$9,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,390	6,412
Amortization	3,253	3,849
Property and equipment write-off	621	319
Excess tax benefit from stock options	(1,433)	(718)
Stock-based compensation expense	6,110	5,727
Deferred income tax expense, net	(4,525)	(2,251)
Provision for losses on accounts receivable	1,040	1,271
Changes in operating assets and liabilities:
Accounts receivable	(6,864)	(2,129)
Prepaid expenses and other current assets	(581)	(588)
Deposits and other assets	512	(391)
Accounts payable and other liabilities	4,163	4,625
Deferred revenue	1,541	1,447
Net cash provided by operating activities	19,707	27,095

Investing activities:
Settlement of investments	815	13,222
Proceeds from sale of building, net	83,553	—
Purchases of property and equipment and other assets	(12,172)	(53,112)
Net cash provided by (used in) investing activities	72,196	(39,890)

Financing activities:
Excess tax benefit from stock options	1,433	718
Repurchase of restricted stock to satisfy tax withholding obligations	(1,972)	(1,213)
Proceeds from equity offering, net of transaction costs	247,924	—
Proceeds from exercise of stock options and ESPP	4,982	3,035
Net cash provided by financing activities	252,367	2,540

Effect of foreign currency exchange rates on cash and cash equivalents	65	(173)
Net increase (decrease) in cash and cash equivalents	344,335	(10,428)
Cash and cash equivalents at the beginning of period	206,405	205,786
Cash and cash equivalents at the end of period	$550,740	$195,358

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) has created a comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), as well as parts of the United Kingdom and France. Based on its unique database, the Company provides information and analytic services to the commercial real estate and related business community and operates within two operating segments, U.S. and International. The Company’s information and analytic services are typically distributed to its clients under subscription-based license agreements, which typically have a minimum term of one year and renew automatically.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2011 and 2010.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Comprehensive Income

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,311	$3,382	$9,480	$9,522
Foreign currency translation adjustment	(720)	1,436	328	(442)
Net change in unrealized loss on investments, net of tax	(44)	(43)	(98)	(76)
Total comprehensive income	$1,547	$4,775	$9,710	$9,004

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$(5,587)	$(5,915)
Accumulated net unrealized loss on investments, net of tax	(2,889)	(2,791)
Total accumulated other comprehensive loss	$(8,476)	$(8,706)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2011	2010	2011	2010

Net income	$2,311	$3,382	$9,480	$9,522
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	24,973	20,328	22,505	20,309
Effect of dilutive securities:
Stock options and restricted stock	344	360	398	368
Denominator for diluted net income per share — weighted-average outstanding shares	25,317	20,688	22,903	20,677

Net income per share — basic	$0.09	$0.17	$0.42	$0.47
Net income per share — diluted	$0.09	$0.16	$0.41	$0.46

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock options	146	241	9	363

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $400,000 and $1.8 million for the three months ended September 30, 2011 and 2010, respectively.  Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $5.0 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.   There were approximately $200,000 and $400,000 of excess tax benefits realized from stock option exercises for the three months ended September 30, 2011 and 2010, respectively.  There were approximately $1.4 million and $700,000 of excess tax benefits realized from stock option exercises for the nine months ended September 30, 2011 and 2010, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$347	$300	$1,222	$973
Selling and marketing	409	351	939	940
Software development	275	153	882	560
General and administrative	814	977	3,067	3,254
Total stock-based compensation	$1,845	$1,781	$6,110	$5,727

Options to purchase 13,418 and 68,560 shares were exercised during the three months ended September 30, 2011 and 2010, respectively.  Options to purchase 135,891 and 107,217 shares were exercised during the nine months ended September 30, 2011 and 2010, respectively.

Capitalized Product Development Costs

     Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements.  As of September 30, 2011 and December 31, 2010, the Company’s capitalized product development costs had total net book value of approximately $541,000 and $0, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  The Company amortized capitalized product development costs of approximately $32,000 for the three and nine months ended September 30, 2011.  No amortization expense was recognized for the three and nine months ended September 30, 2010.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact the Company’s results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

In September 2011, the FASB issued authoritative guidance to simplify how companies test goodwill for impairment.  The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance is not expected to materially impact the Company’s results of operations or financial position.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of September 30, 2011 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2011 — September 30, 2012	$2,691
October 1, 2012 — September 30, 2016	821
October 1, 2016 — September 30, 2021	58
After September 30, 2021	28,414
Available-for-sale investments	$31,984

The realized gains on the Company’s investments for the three months ended September 30, 2011 and 2010 were approximately $0 and $8,000, respectively. The realized gains on the Company’s investments for the nine months ended September 30, 2011 and 2010 were approximately $0 and $11,000, respectively. The Company had no realized losses on its investments for the three months ended September 30, 2011 and 2010.  The realized losses on the Company’s investments for the nine months ended September 30, 2011 and 2010 were approximately $0 and $41,000, respectively.

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

As of September 30, 2011, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,415	$97	$—	$3,512
Government-sponsored enterprise obligations	58	—	—	58
Auction rate securities	31,400	—	(2,986)	28,414
Available-for-sale investments	$34,873	$97	$(2,986)	$31,984

As of December 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$46	$—	$—	$46
Corporate debt securities	3,407	196	—	3,603
Government-sponsored enterprise obligations	74	—	(1)	73
Auction rate securities	32,175	—	(2,986)	29,189
Available-for-sale investments	$35,702	$196	$(2,987)	$32,911

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of September 30, 2011 and December 31, 2010 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired as of September 30, 2011 and December 31, 2010, respectively.  See Note 4 to the condensed consolidated financial statements for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months consist of the following (in thousands):

	September 30,		December 31,
	2011		2010
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$58	$—	$73	$(1)
Auction rate securities	28,414	(2,986)	29,189	(2,986)
Investments in an unrealized loss position	$28,472	$(2,986)	$29,262	$(2,987)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2011 and December 31, 2010, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$114,332	$—	$—	$114,332
Money market funds	187,905	—	—	187,905
Commercial paper	248,503	—	—	248,503
Corporate debt securities	—	3,512	—	3,512
Government-sponsored enterprise obligations	—	58	—	58
Auction rate securities	—	—	28,414	28,414
Total assets measured at fair value	$550,740	$3,570	$28,414	$582,724

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$29,014	$29,449	$29,189	$29,724
Settlements	(600)	(100)	(775)	(375)
Balance at end of period	$28,414	$29,349	$28,414	$29,349

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2011 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Settlements	(75)
Balance at March 31, 2011	29,114
Settlements	(100)
Balance at June 30, 2011	29,014
Settlements	(600)
Balance at September 30, 2011	$28,414

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of September 30, 2011, the Company held ARS with $31.4 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2011.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of September 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

As of September 30, 2011, the Company had no Level 3 liabilities.  As of September 30, 2010, the Company held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration totaled $3.2 million as of December 31, 2010 and included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.  On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the original agreement.  Under the terms of the agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation.  The Company reversed the remaining $1.2 million deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$2,786	$3,158	$3,222	$3,082
Accretion for period	21	28	85	104
Payments made during period	(1,600)	—	(2,100)	—
Adjustments made during period	(1,207)	—	(1,207)	—
Balance at end of period	$—	$3,186	$—	$3,186

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2009 to September 30, 2011 (in thousands):

Deferred Consideration
Balance at December 31, 2009	$3,082
Accretion for 2010	140
Balance at December 31, 2010	3,222
Accretion from January 1, 2011 – March 31, 2011	32
Balance at March 31, 2011	3,254
Accretion from April 1, 2011 – June 30, 2011	32
Payments from April 1, 2011 – June 30, 2011	(500)
Balance at June 30, 2011	2,786
Accretion from July 1, 2011 – September 30, 2011	21
Payments from July 1, 2011 – September 30, 2011	(1,600)
Adjustments from July 1, 2011 – September 30, 2011	(1,207)
Balance at September 30, 2011	$—

Prior to the settlement on September 8, 2011, the Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model included the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

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

The changes in the carrying amount of goodwill by operating segment from December 31, 2009 to September 30, 2011 consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2009	$55,260	$25,061	$80,321
Effect of foreign currency translation	—	(719)	(719)
Goodwill, December 31, 2010	55,260	24,342	79,602
Effect of foreign currency translation	—	247	247
Goodwill, September 30, 2011	$55,260	$24,589	$79,849

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2011	December 31, 2010	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$1,795	4
Accumulated amortization	(1,599)	(1,795)
Capitalized product development cost, net	541	—

Building photography	11,996	11,771	5
Accumulated amortization	(10,989)	(10,311)
Building photography, net	1,007	1,460

Acquired database technology	24,351	26,034	4
Accumulated amortization	(21,218)	(22,150)
Acquired database technology, net	3,133	3,884

Acquired customer base	54,983	55,380	10
Accumulated amortization	(44,543)	(43,349)
Acquired customer base, net	10,440	12,031

Acquired trade names and other	9,679	9,640	7
Accumulated amortization	(8,413)	(8,241)
Acquired trade names and other, net	1,266	1,399

Intangibles and other assets, net	$16,387	$18,774

7.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2011 and 2010 reflects an effective tax rate of approximately 35% and 42%, respectively.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options.  See Note 12 for further details on the lease entered into by CoStar Realty Information, Inc. (“CoStar Realty”) and GLL L-Street 1331, LLC (“GLL”) on February 2, 2011.

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP).  The transaction is subject to customary closing conditions, including antitrust clearance. The holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011.  The Company is hopeful that the merger may close by the end of 2011; however, the current timing is such that it is quite possible that the merger may not close by such time. The Company engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as its financial advisor in connection with the acquisition.  The Company is obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
United States	$59,192	$52,622	$171,768	$154,777
International
External customers	4,637	4,522	13,806	13,298
Intersegment revenue	327	299	805	990
Total international revenue	4,964	4,821	14,611	14,288
Intersegment eliminations	(327)	(299)	(805)	(990)
Total revenues	$63,829	$57,144	$185,574	$168,075

EBITDA
United States	$6,828	$9,507	$26,451	$29,092
International	(821)	(65)	(2,799)	(3,103)
Total EBITDA	$6,007	$9,442	$23,652	$25,989

Reconciliation of EBITDA to net income
EBITDA	$6,007	$9,442	$23,652	$25,989
Purchase amortization in cost of revenues	(339)	(327)	(954)	(1,142)
Purchase amortization in operating expenses	(535)	(540)	(1,624)	(1,762)
Depreciation and other amortization	(2,129)	(2,440)	(7,065)	(7,357)
Interest income, net	194	156	574	590
Income tax expense, net	(887)	(2,909)	(5,103)	(6,796)
Net income	$2,311	$3,382	$9,480	$9,522

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

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended September 30, 2011 and 2010.  International EBITDA includes a corporate allocation of approximately $200,000 and $400,000 for the nine months ended September 30, 2011 and 2010, respectively.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Property and equipment, net
United States	$34,509	$67,076
International	2,271	2,845
Total property and equipment, net	$36,780	$69,921

Goodwill
United States	$55,260	$55,260
International	24,589	24,342
Total goodwill	$79,849	$79,602

Assets
United States	$800,719	$469,449
International	38,596	39,038
Total operating segment assets	$839,315	$508,487

Reconciliation of operating segment assets to total assets
Total operating segment assets	$839,315	$508,487
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(56,218)	(50,495)
Total assets	$764,753	$439,648

Liabilities
United States	$110,761	$52,482
International	52,500	47,944
Total operating segment liabilities	$163,261	$100,426

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$163,261	$100,426
Intercompany payables	(48,198)	(42,280)
Total liabilities	$115,063	$58,146

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	LEASE RESTRUCTURING CHARGES

Effective September 24, 2010, the Company consolidated its three facilities located in the Boston, Massachusetts area, including the facilities used by CoStar, PPR, and Resolve Technology, into one facility.  The consolidation of the facilities resulted in a lease restructuring charge of approximately $1.3 million recorded in general and administrative expense in the third quarter of 2010. The third quarter lease restructuring charge included amounts for the abandonment of certain lease space as well as the impairment of leasehold improvements totaling approximately $100,000.  The amount of the lease restructuring charge recorded in the third quarter of 2010 was based upon management’s best estimate of amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments, for the nine months ended September 30, 2011, an adjustment of approximately $137,000 was recorded due to changes in the Company’s assumed sublease income over the remaining lease term.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2009 to September 30, 2011 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2009	$—
Original charge	1,160
Rent payments made in 2010	(229)
Accrual balance at December 31, 2010	931
Rent payments made from January 1, 2011 – March 31, 2011	(233)
Adjustment for assumed sublease income	44
Accrual balance at March 31, 2011	742
Rent payments made from April 1, 2011 – June 30, 2011	(235)
Adjustment for assumed sublease income	34
Accrual balance at June 30, 2011	541
Rent payments made from July 1, 2011 – September 30, 2011	(235)
Adjustment for assumed sublease income	59
Accrual balance at September 30, 2011	$365

Effective July 18, 2011, the Company consolidated its White Marsh, Maryland office with its Columbia, Maryland and Washington, DC offices.  The consolidation of the facility resulted in a lease restructuring charge of approximately $1.5 million recorded in general and administrative expense in the third quarter of 2011. The third quarter lease restructuring charge included amounts for the abandonment of certain lease space as well as the impairment of leasehold improvements, furniture and other equipment totaling approximately $500,000.  The amount of the lease restructuring charge recorded in the third quarter of 2011 was based upon management’s best estimate of amounts and timing of certain events that will occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	LEASE RESTRUCTURING CHARGES — (CONTINUED)

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2010 to September 30, 2011 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2010	$—
Original charge	959
Rent payments made from August 1, 2011 – September 30, 2011	(152)
Accrual balance at September 30, 2011	$807

11.	PURCHASE OF BUILDING

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

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), a wholly owned subsidiary of the Company, and GLL, an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty, a wholly owned subsidiary of the Company, agreed to enter into a lease expiring May 31, 2025 with GLL to lease back 149,514 square feet of the office space located in this building, which the Company will continue to use as its corporate headquarters.   The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building. Approximately $12.5 million of the $15.0 million additional build-out is recorded as a tenant improvement in property and equipment.  The carrying value of the building at the time of the sale was approximately $47.5 million. Pursuant to the purchase and sale agreement, CoStar Realty entered into an assignment and assumption agreement with GLL regarding the existing ground lease.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	SALE OF BUILDING — (CONTINUED)

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback.  The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions.  The Company recorded approximately $600,000 from the gain on sale for the three months ended September 30, 2011 and approximately $1.6 million from the gain on sale for the nine months ended September 30, 2011.  The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

13.	PENDING ACQUISITION

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar’s common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011.  CoStar has received a commitment letter from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. The transaction is subject to customary closing conditions, including antitrust clearance.  As a result of the pending LoopNet acquisition, the Company incurred approximately $5.8 million and $11.1 million in acquisition related costs for the three and nine months ended September 30, 2011, respectively.

As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both the Company and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between the Company and LoopNet was scheduled to expire on June 30, 2011. As previously reported, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger of Lonestar Acquisition Sub, Inc., a wholly-owned subsidiary of CoStar, and LoopNet (the “Merger”).   CoStar and LoopNet have been working cooperatively with the FTC in connection with its review and expect to certify substantial compliance with the second request shortly.  At the FTC’s request, CoStar and LoopNet have agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.  While the parties remain hopeful that the FTC will complete its review in a time frame that would permit the Merger to close by the end of 2011, the current timing is such that it is quite possible that the Merger may not close by such time.  Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions.

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

15.	SUBSEQUENT EVENTS

On October 25, 2011, the Company acquired Virtual Premise, Inc. (“Virtual Premise”), a Software as a Service (“SaaS”) provider of real estate information management solutions. Pursuant to the terms of the merger agreement, the Company paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which will be paid 270 days after the closing date, subject to any post-closing net working capital adjustments or indemnification claims made prior to such date.  The purchase price will be principally allocated to various working capital accounts, developed technology, customer base, trademarks and goodwill. The identified intangibles will be amortized over their estimated useful lives. Goodwill will not be amortized, but is subject to annual impairment tests.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings, and real estate management solutions, including lease administration and abstraction services, through Virtual Premise, Inc. (“Virtual Premise”). Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

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

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information.  In July 2009, we acquired Massachusetts-based PPR, a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd. (“PPR Ltd.”), and in October 2009, we acquired Massachusetts-based Resolve Technology, a provider of business intelligence and portfolio management software serving the institutional real estate investment industry.  Most recently, in October 2011, we acquired Virtual Premise, a Software as a Service (“SaaS”) provider of real estate information management solutions located in Atlanta, Georgia.

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

During the second half of 2006, in order to expand the geographical coverage of our service offerings, we began actively researching commercial properties in 81 new Core Based Statistical Areas (“CBSAs”) in the U.S., we increased our U.S. field research fleet by adding 89 vehicles and we hired researchers to staff these vehicles. We released our CoStar Property Professional®  service in the 81 new CBSAs across the U.S. in the fourth quarter of 2007. Throughout our recent expansion efforts, we have remained focused on ensuring that CoStar continues to provide the quality of information our customers expect. As such, in 2010 we expanded our research operations in order to continue to meet customer expectations.

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

We intend to introduce a consistent international platform of service offerings in 2012. In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations.  In early 2010 we launched Showcase, our Internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K.  We expect to introduce CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant® and CoStarGo™, our iPad application, in the U.K. by the end of 2012.  Additionally, we plan to upgrade back end research operations, fulfillment and Customer Relationship Management (“CRM”) systems in the U.K. to support the new U.K. services.  In order to implement these services in the U.K., we have incurred, and expect to continue to incur development costs.  We believe that our continued investments in U.S. products, internationalization of our products and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

We expect to continue to develop and distribute new services, expand existing services within our current platform (including internationally), and expand and develop our sales and marketing organization.  On August 15, 2011, we launched CoStarGo in the U.S.; CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional.  We supported the launch with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.  We incurred expenses of approximately $3.4 million during the third quarter of 2011 in connection with the launch of CoStarGo.

We are also working to provide additional tools that make our research and analytics even more valuable to subscribers.  For example, we are focusing on further integration and development of the PPR and Resolve Technology service offerings.  We have launched an initiative to develop a discounted cash flow (DCF) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs.  While our investments in PPR and Resolve Technology have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.

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

The LoopNet transaction is subject to customary closing conditions, including antitrust clearance.  The transaction is not subject to a financing condition.  As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between CoStar and LoopNet (the "merger") was scheduled to expire on June 30, 2011. As previously reported, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger. CoStar and LoopNet have been working cooperatively with the FTC in connection with its review and expect to certify substantial compliance with the second request shortly.  At the FTC’s request, CoStar and LoopNet have agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.  While the parties remain hopeful that the FTC will complete its review in a time frame that would permit the merger to close by the end of 2011, the current timing is such that it is quite possible that the merger may not close by such time.  Completion of the merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions.

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

In light of our agreement to acquire LoopNet, we are currently evaluating how best to integrate the two businesses.  We expect that while we await final antitrust approval of the transaction over the course of the coming months we will continue to assess and finalize any plans for additional investments in our business for the foreseeable future.  At this time we expect to continue to develop and distribute new services within our current platform, such as CoStarGo.  We also expect to continue our efforts to integrate the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.

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

There continue to be clear signs of improving conditions in the commercial real estate industry, including strong leasing activity and positive net absorption of office space, although the pace of improvement has noticeably slowed from the end of 2010, reflecting lower than expected job growth and continued uncertainty over U.S. and global economic issues.  The extent and duration of continued improvement of the economy and the commercial real estate industry is unknown.  Because of these uncertainties and any resulting impact on our business, we may not be able to accurately forecast our revenue or earnings.  Based on current economic conditions, we believe that the Company is positioned to generate continued, sustained earnings from current operations in 2011 and for the foreseeable future.

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

On February 5, 2010, we took advantage of favorable market conditions and purchased an office building in downtown Washington, DC for $41.25 million for use as our new headquarters and have since relocated to this location.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010; therefore, we incurred overlapping occupancy costs through the end of the Bethesda lease term as we transitioned to our new headquarters.  We were able to create value through our occupancy of the building in Washington, DC and on February 18, 2011, sold the building for aggregate consideration of $101.0 million, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.  As part of the sale, we entered into a long-term lease with the buyer to lease back approximately 88% of the office space, where our corporate headquarters will remain.

During the third quarter of 2011, we incurred approximately $1.5 million of restructuring costs associated with the consolidation of our White Marsh, Maryland office with our Columbia, Maryland and Washington, DC offices.

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

For the twelve months ended September 30, 2011 and 2010, our contract renewal rate for subscription-based services was approximately 93% and 90%, respectively, and therefore our cancellation rate was approximately 7% and 10%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of September 30, 2011, we determined there was a decline in the fair value of our ARS investments of approximately $3.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

We had no Level 3 liabilities as of September 30, 2011.  As of September 30, 2010, we held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration totaled $3.2 million as of December 31, 2010 and included (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  On June 24, 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones.  On September 8, 2011, we entered into an agreement to settle all remaining potential deferred cash payments due under the original agreement.  Under the terms of the agreement, we made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. We reversed the remaining $1.2 million deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

Prior to the settlement on September 8, 2011, we used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model included the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$2,311	$3,382	$9,480	$9,522
Purchase amortization in cost of revenues	339	327	954	1,142
Purchase amortization in operating expenses	535	540	1,624	1,762
Depreciation and other amortization	2,129	2,440	7,065	7,357
Interest income, net	(194)	(156)	(574)	(590)
Income tax expense, net	887	2,909	5,103	6,796
EBITDA	$6,007	$9,442	$23,652	$25,989

Cash flows provided by (used in)
Operating activities	$4,423	$6,396	$19,707	$27,095
Investing activities	(1,703)	(1,465)	72,196	(39,890)
Financing activities	433	2,018	252,367	2,540

Comparison of Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Revenues. Revenues increased to $63.8 million in the third quarter of 2011 from $57.1 million in the third quarter of 2010. The $6.7 million increase was primarily attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 93% of our total revenues.

Gross Margin. Gross margin increased to $42.7 million in the third quarter of 2011 from $36.4 million in the third quarter of 2010.  The gross margin percentage increased to 66.8% in the third quarter of 2011 from 63.7% in the third quarter of 2010.  The increase in the gross margin amount and percentage was due primarily to an increase in revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased to $17.5 million in the third quarter of 2011 from $13.0 million in the third quarter of 2010, and increased as a percentage of revenues to 27.4% in the third quarter of 2011 from 22.8% in the third quarter of 2010. The increase in the amount and percentage of selling and marketing expenses was primarily due to the marketing effort related to the launch of CoStarGo.

Software Development Expenses. Software development expenses increased to $5.0 million in the third quarter of 2011 from $4.2 million in the third quarter of 2010, and increased as a percentage of revenues to 7.9% in the third quarter of 2011 compared to 7.4% in the third quarter of 2010.  The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $16.6 million in the third quarter of 2011 from $12.4 million in the third quarter of 2010, and increased as a percentage of revenues to 26.1% in the third quarter of 2011 compared to 21.8% in the third quarter of 2010. The increase in the amount and percentage of general and administrative expenses was primarily due to the incurrence of approximately $5.8 million in acquisition related costs in connection with the pending LoopNet acquisition and approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office.  These increases are partially offset by the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology.  Additionally, during the three months ended September 30, 2010, we incurred expenses that did not recur in 2011, including the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010 as well as approximately $600,000 for other general and administrative costs.

Purchase Amortization. Purchase amortization remained relatively consistent at approximately $500,000 in the third quarter of 2011 and 2010, and remained relatively consistent as a percentage of revenues at 0.8% in the third quarter of 2011 compared to 0.9% in the third quarter of 2010.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $200,000 in the third quarter of 2011 and 2010.

Income Tax Expense, net.  Income tax expense, net decreased to approximately $900,000 in the third quarter of 2011 from $2.9 million in the third quarter of 2010.  This decrease was primarily due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  U.S. revenues increased to $59.2 million in the third quarter of 2011 from $52.6 million in the third quarter of 2010.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues increased slightly to $4.6 million for the three months ended September 30, 2011 from $4.5 million for the three months ended September 30, 2010.  This increase was primarily due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA decreased to $6.8 million in the third quarter of 2011 from $9.5 million in the third quarter of 2010. The decrease in U.S. EBITDA was due primarily to approximately $5.8 million in acquisition related costs in the third quarter of 2011 as a result of the pending LoopNet acquisition as well as an increase in marketing costs of approximately $3.4 million related to the launch of CoStarGo, partially offset by an approximate $6.6 million increase in revenues in the third quarter of 2011 from the third quarter of 2010. International EBITDA decreased to a higher loss of approximately $800,000 in the third quarter of 2011 from a loss of approximately $100,000 in the third quarter of 2010.  This higher loss was primarily due to increased personnel costs.  International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended September 30, 2011 and 2010. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

Revenues. Revenues increased to $185.6 million for the nine months ended September 30, 2011, from $168.1 million for the nine months ended September 30, 2010. The $17.5 million increase was primarily attributable to further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate more than 93% of our total revenues.

Gross Margin. Gross margin increased to $119.4 million for the nine months ended September 30, 2011, from $105.8 million for the nine months ended September 30, 2010.  The gross margin percentage increased to 64.4% for the nine months ended September 30, 2011, from 62.9% for the nine months ended September 30, 2010. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $66.2 million for the nine months ended September 30, 2011, from $62.3 million for the nine months ended September 30, 2010. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $45.0 million for the nine months ended September 30, 2011, from $38.5 million for the nine months ended September 30, 2010, and increased as a percentage of revenues to 24.2% for the nine months ended September 30, 2011, compared to 22.9% for the nine months ended September 30, 2010.  The increase in the amount and percentage of selling and marketing expenses was primarily due to the marketing effort related to the launch of CoStarGo of approximately $3.4 million and an increase in sales personnel costs of approximately $3.4 million.

Software Development Expenses. Software development expenses increased to $15.4 million for the nine months ended September 30, 2011, from $12.6 million for the nine months ended September 30, 2010, and increased as a percentage of revenues to 8.3% for the nine months ended September 30, 2011, compared to 7.5% for the nine months ended September 30, 2010.  The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $43.4 million for the nine months ended September 30, 2011, from $37.2 million for the nine months ended September 30, 2010, and increased as a percentage of revenues to 23.4% for the nine months ended September 30, 2011, compared to 22.1% for the nine months ended September 30, 2010. The increase in the amount and percentage of general and administrative expenses was primarily due to the incurrence of approximately $11.1 million in acquisition related costs in connection with the pending LoopNet acquisition and approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office.  These increases are partially offset by the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology.  Additionally, during the nine months ended September 30, 2010, we incurred expenses that did not recur in 2011, including the $2.0 million accrual of our litigation with Nokia U.K. Limited in June 2010, approximately $800,000 accrued in anticipation of the settlement of the litigation in the United States District Court for the Southern District of California in June 2010, the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010, as well as approximately $1.1 million for other legal costs associated with litigation.

Purchase Amortization. Purchase amortization decreased to approximately $1.6 million for the nine months ended September 30, 2011, compared to approximately $1.8 million for the nine months ended September 30, 2010, and remained relatively consistent as a percentage of revenues at 0.9% for the nine months ended September 30, 2011, compared to 1.0% for the nine months ended September 30, 2010. The decrease in purchase amortization expense was due to the completion of amortization of certain identifiable intangible assets in 2011.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $600,000 for each of the nine months ended September 30, 2011 and 2010.

Income Tax Expense, net.  Income tax expense, net decreased to $5.1 million for the nine months ended September 30, 2011, from $6.8 million for the nine months ended September 30, 2010.  This decrease was due to lower income before income taxes as a result of our decreased profitability.

Comparison of Business Segment Results for Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

Segment Revenues. U.S. revenues increased to $171.8 million for the nine months ended September 30, 2011, from $154.8 million for the nine months ended September 30, 2010.  This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues increased to $13.8 million for the nine months ended September 30, 2011 from $13.3 million for the nine months ended September 30, 2010.  This increase was primarily due to foreign currency fluctuations.

Segment EBITDA. U.S. EBITDA decreased to $26.5 million for the nine months ended September 30, 2011, from $29.1 million for the nine months ended September 30, 2010. The decrease in U.S. EBITDA was due primarily to approximately $11.1 million in acquisition related costs for the nine months ended September 30, 2011 as a result of the pending LoopNet acquisition as well as to increased personnel costs of approximately $8.7 million, partially offset by an approximate $17.0 million increase in revenues for the nine months ended September 30, 2011 from the nine months ended September 30, 2010. International EBITDA increased to a lower loss of approximately $2.8 million for the nine months ended September 30, 2011, from a loss of approximately $3.1 million for the nine months ended September 30, 2010.  This lower loss was primarily due to the $2.0 million settlement of our litigation with Nokia U.K. Limited in July 2010 that did not recur in 2011, partially offset by increased personnel costs for the nine months ended September 30, 2011.  International EBITDA includes a corporate allocation of approximately $200,000 and $400,000 for each of the nine months ended September 30, 2011 and 2010, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments increased to $554.3 million at September 30, 2011 from $210.1 million at December 31, 2010.  The increase in cash, cash equivalents and short-term investments for the nine months ended September 30, 2011 was primarily due to $247.9 million in net proceeds from our equity offering in June 2011 of 4,312,500 shares of common stock for $60.00 per share.  In addition, in February 2011, we sold the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC for $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $19.7 million compared to $27.1 million for the nine months ended September 30, 2010. This $7.4 million decrease was primarily due to approximately $4.2 million net decrease in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.  In addition, the decrease was also attributed to a decrease of approximately $3.2 million in net income plus non-cash items. The $4.2 million net decrease in changes in operating assets and liabilities was primarily related to approximately $4.7 million in decreased collections due to differences in timing of collection of receipts, of which a majority was collected in October 2011, partially offset by an increase in changes in prepaid expense and other assets of approximately $900,000.

Net cash provided by investing activities was $72.2 million for the nine months ended September 30, 2011, compared to net cash used in investing activities of $39.9 million for the nine months ended September 30, 2010. This $112.1 million increase in net cash provided by investing activities was primarily due to the sale of our new headquarters in downtown Washington, DC, in February 2011 as well as the February 2010 purchase of that building.

Net cash provided by financing activities was approximately $252.4 million for the nine months ended September 30, 2011, compared to approximately $2.5 million for the nine months ended September 30, 2010.  This $249.9 million increase in net cash provided by financing activities was primarily due to the equity offering of 4,312,500 shares of common stock for $60.00 per share completed in June 2011.  Net proceeds from the equity offering were approximately $247.9 million, after deducting approximately $10.4 million of underwriting discounts and commissions and offering expenses of approximately $500,000.

During the nine months ended September 30, 2011, we incurred capital expenditures of approximately $12.2 million.  We expect to make total capital expenditures in 2011 of approximately $14.0 million to $16.0 million.

Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

We supported the launch of CoStarGo with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.  We incurred expenses of approximately $3.4 million during the third quarter of 2011 in connection with the launch of CoStarGo.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On October 25, 2011, we acquired Virtual Premise, a SaaS provider of real estate information management solutions located in Atlanta, Georgia. Pursuant to the terms of the merger agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which will be paid 270 days after the closing date, subject to any post-closing net working capital adjustments or indemnification claims made prior to such date.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet. Pursuant to the merger agreement, LoopNet stockholders will receive $16.50 in cash and 0.03702 shares of CoStar common stock for each share of LoopNet common stock, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million.  We have received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs following the transaction.  In June 2011, we also completed an equity offering and received net proceeds of approximately $247.9 million.  We intend to use these proceeds to fund a portion of the cash consideration payable in connection with the acquisition of LoopNet.  The transaction is subject to customary closing conditions, including antitrust clearance.  We have incurred approximately $11.1 million in acquisition related costs for the nine months ended September 30, 2011 as a result of the pending LoopNet acquisition, of which we have paid approximately $4.8 million and expect to pay the remaining balance in the fourth quarter of 2011 and into 2012.  We expect to incur approximately $5.0 million to $6.0 million in additional acquisition related costs.  The holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011. The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.  We are not in a position yet to estimate the financial impact the proposed merger will have on our operations.

We engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as our financial advisor in connection with the acquisition.  We are obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.  We are hopeful that the merger may close by the end of 2011; however, the current timing is such that it is quite possible that the merger may not close by such time.

Concurrent with the sale of the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, we entered into a lease with GLL L-Street 1331, LLC (“GLL”) to lease back 149,514 square feet of the office space located in the building for use as our corporate headquarters.  The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $4.8 million, $6.0 million, $6.1 million, $6.3 million and $6.4 million for fiscal years 2011 through 2015, respectively, and a total of $69.2 million from 2016 to the end of the lease term.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of September 30, 2011, we had $31.4 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to materially impact our results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

In September 2011, the FASB issued authoritative guidance to simplify how companies test goodwill for impairment.  The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance is not expected to materially impact our results of operations or financial position.

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

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates,” “potential” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; expected cost savings or other synergies from the LoopNet merger may not be fully realized or may take longer to realize than expected; the businesses of CoStar and LoopNet may not be combined successfully or in a timely and cost-efficient manner; the possibility that the LoopNet merger does not close, including, but not limited to, due to the failure to obtain governmental approval; LoopNet and CoStar may be unable to comply when expected with the request for additional information received from the Federal Trade Commission on June 30, 2011 and discussed in CoStar's and LoopNet's Current Reports on Form 8-K filed with the SEC on July 1, 2011; conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar may be required to obtain required governmental clearances or approvals; failure to obtain any required financing on favorable terms; business disruption relating to the LoopNet merger may be greater than expected; the net proceeds of the June 2011 equity offering may not be used to fund cash consideration for the LoopNet acquisition; the amount of investment in CoStarGo for marketing may change; the office consolidation may not lead to expense savings as expected; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of September 30, 2011, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.6 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2011.  As of September 30, 2011, we had $554.3 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of September 30, 2011, auctions for $31.4 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of September 30, 2011, we determined that there was a decline in the fair value of our ARS investments of approximately $3.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $96.2 million in intangible assets as of September 30, 2011. As of September 30, 2011, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: obtaining regulatory and antitrust approvals, absence of orders prohibiting the completion of the merger or imposing a “Substantial Detriment” (as defined in the merger agreement), continued accuracy of the representations and warranties by both parties to the merger agreement and the performance by both parties of their covenants and agreements.

In addition, both the Company and LoopNet have rights to terminate the merger agreement under certain circumstances specified in the merger agreement.

The merger is subject to the receipt of consents and approvals from governmental and regulatory entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the Company.

Before the merger may be completed, approvals must be obtained from governmental authorities. Both the Company and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between the Company and LoopNet was originally scheduled to expire on June 30, 2011. On June 30, 2011, the Company and LoopNet received a Request for Additional Information (commonly referred to as a “second request”) from the FTC in connection with its review of the merger. The second request extends the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. At the FTC’s request, the Company and LoopNet have agreed to extend the waiting period imposed by the HSR Act from 30 days to 60 days after the date of substantial compliance with the second request, subject to further extension.  Satisfying the requirements of the FTC may delay the date of completion of the merger. In addition, the FTC may include conditions on the completion of the merger or require divestitures or other changes relating to the operations or assets of the Company and LoopNet.

Such conditions, divestitures or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger, any of which might have a material adverse effect on the Company following the merger. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that, individually or in the aggregate, would reasonably be expected to impose a Substantial Detriment, but the Company could choose to waive this condition.

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

The Company expects to enter into a credit agreement for financing in connection with the merger (whether with J.P. Morgan Bank or otherwise), which will contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit its ability to engage in acts that may be in the Company’s long-term best interests. These covenants are likely to include, among others, limitations (and in some cases, prohibitions) that would, directly or indirectly, restrict the Company’s ability to:

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

Our cash, cash equivalents and investments are held in a variety of common financial instruments, including U.S. treasury securities. Given that deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or deterioration in the fair value of our cash, cash equivalents, or investments will not occur.  On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade, and any future downgrades of the U.S. credit rating, could impact the stability of future U.S. treasury auctions, affect the trading market for U.S. government securities, result in increased interest rates and impair access to credit.  These factors could negatively impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations.  Further, these factors may result in an increase in interest rates and borrowing costs and make it more difficult to obtain credit on acceptable terms, which may affect our ability to fund future obligations and increase the costs of obtaining financing for future obligations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	2,182	$56.65	—	—
August 1 through August 31, 2011	—	—	—	—
September 1 through September 30, 2011	1,466	48.36	—	—
Total	3,648 (1)	$53.32	—	—

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

COSTAR GROUP, INC.
Date: October 27, 2011	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibit No.	Description
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
101
The following materials from CoStar Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Unaudited Condensed Consolidated Statement of Operations for the Three and Nine months ended September 30, 2011 and 2010; (ii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (tagged as blocks of text) (submitted electronically with this report).*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.