Form 10-K
period 2011-12-31
COSTAR GROUP INC
filed 2012-02-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2011 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion.

As of February 17, 2012, there were 25,445,864 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, founded in 1987, is the number one provider of information and analytic services to the commercial real estate industry in the United States (U.S.) and United Kingdom (U.K.) based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. CoStar’s integrated suite of services offers customers online access to the most comprehensive database of commercial real estate information, which has been researched and verified by our team of researchers, currently covering the U.S., as well as London and other parts of the U.K. and parts of France. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.

Strategy

Since our founding, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. We have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France, through acquisitions and internal growth and development.  Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 11 to our consolidated financial statements. CoStar’s revenues, EBITDA, assets and liabilities, broken out by segment are set forth in Note 11 to our consolidated financial statements.  Information about risks associated with our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news.  We also provide market research and analysis for commercial real estate investors and lenders via our Property and  Portfolio Research, Inc. (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings, and real estate management solutions, including lease administration and abstraction services, through our Virtual Premise, Inc. (“Virtual Premise”) service offerings.  We have created and are continually improving a standardized information and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information and analytic services; a large team of analysts and economists; and a large base of clients. Our database has been developed and enhanced for more than 24 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 70 proprietary databases.

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services, currently generate approximately 94% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Expansion and Growth

Acquisitions

Since 1994, we have expanded the geographical coverage of our existing information services and developed new information and analytic services. In addition to internal growth, we have grown our business through strategic acquisitions.  Most recently, in October 2011, we acquired Virtual Premise, a Software as a Service, or on-demand software, provider of real estate information management solutions located in Atlanta, Georgia.  In addition, we have also signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP); the pending LoopNet acquisition is described below under “Pending Acquisition.”

Historically, our expansion includes the acquisitions of Chicago ReSource, Inc. in Chicago in 1996 and New Market Systems, Inc. in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services, Inc. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend, Inc. and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research, Inc. In February 2000, we acquired COMPS.COM, Inc., a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, Inc., a California-based provider of commercial real estate software.  In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, Inc., and in June 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, Inc., a local comparable sales information provider.

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

Pending Acquisition

On April 27, 2011, we signed a definitive agreement to acquire LoopNet.  LoopNet owns and operates an online marketplace for commercial real estate in the U.S. that enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings in order to find a buyer or tenant.  Pursuant to the merger agreement, as a result of the merger (a) each outstanding share of LoopNet common stock will be converted into a unit consisting of (i) $16.50 in cash (the “Cash Consideration”), without interest and (ii) 0.03702 shares of CoStar common stock (the “Stock Consideration”), and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into a unit consisting of (i) the product of 148.80952 multiplied by the Cash Consideration and (ii) the product of 148.80952 multiplied by the Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. The holders of LoopNet’s Series A Convertible Preferred Stock delivered contingent conversion notices to LoopNet pursuant to which such shares will be converted into LoopNet common stock immediately prior to, and contingent upon, the completion of the merger.  The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Convertible Preferred Stock, voting together as a single class on an as-converted basis, approved adoption of the merger agreement on July 11, 2011.  Information about the LoopNet merger agreement can be found in the registration statement on Form S-4 filed by CoStar on May 13, 2011, which was amended on June 3, 2011, under the heading “The Merger Agreement.”

The LoopNet transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”).  As previously disclosed in our proxy statement/prospectus dated June 6, 2011, both CoStar and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed acquisition of LoopNet by CoStar (the “merger”) was scheduled to expire on June 30, 2011. As previously reported in a Current Report on Form 8-K, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger.  At the FTC’s request, CoStar and LoopNet subsequently agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.  On November 4, 2011, each of the Company and LoopNet certified as to its substantial compliance with the second request.  As previously disclosed on January 3, 2012, CoStar and LoopNet voluntarily agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the merger to close.  On January 31, 2012, CoStar and LoopNet mutually agreed to extend the date after which either party may individually elect to terminate the merger agreement from January 31, 2012 to April 30, 2012.  While there can be no assurance that agreement on the terms of a possible consent order can be reached in a timely manner or at all, the Company believes the discussions with the FTC Staff are currently proceeding constructively and the Company is hopeful that they will in the near term result in an agreement with the FTC Staff on the terms of such a consent order, subject to FTC approval.   Additional information about the merger and the risks associated with the merger can be found under “Item 1A. − Risk Factors” below.

The LoopNet transaction is not subject to a financing condition.  We intend to fund the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and a $175.0 million term loan facility available to us under a Credit Agreement we entered into on February 16, 2012 with a syndicate of lenders and J.P. Morgan Bank, as administrative agent.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  See Notes 19 and 20 to the consolidated financial statements for additional information regarding the financing commitment from J.P. Morgan Bank and the credit facility entered into subsequent to December 31, 2011.

Development

We intend to continue to grow our standardized platform of commercial real estate information and analytic services and to expand our service offerings, both in terms of geographical coverage and the scope of services offered.  Most recently, on August 15, 2011, we launched CoStarGo™ in the U.S.; CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®.  Historically, our development and expansion efforts have included both geographic expansion and product development.  In 2004, we began research for a 21-market U.S. expansion effort.  By the end of the first quarter of 2006, we had successfully launched service in each of those 21 markets.    In addition, following our acquisition of National Research Bureau in January 2005, we launched various research initiatives as part of our expansion into real estate information for retail properties.  We launched the new retail component of our flagship product, CoStar Property Professional®, in May 2006. In July 2006, we announced our intention to commence actively researching commercial properties in approximately 81 new Core Based Statistical Areas (“CBSAs”) across the U.S. in an effort to expand the geographical coverage of our service offerings, including our new retail service. In the fourth quarter of 2007, we released our CoStar Property Professional service in the 81 new CBSAs across the U.S. In 2008, we released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public websites, www.CoStar.com and www.showcase.com.

During the second half of 2009, as part of our strategy to provide subscribers with tools for conducting primary research and analysis on commercial real estate, we expanded subscribers’ capabilities to use our database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online.  Further, in support of our initiative to expand subscribers’ analytic capabilities, in July 2009 we acquired PPR and its wholly owned subsidiary, which provide real estate investment analysis and market forecasting services.  In October 2009, we acquired Resolve Technology, including its business intelligence and portfolio management software used by institutional real estate investment companies, and in October 2011, we acquired Virtual Premise, a provider of real estate management solutions, including lease administration and abstraction services; both of these acquisitions enabled us to provide our customers with additional tools for analyzing commercial real estate markets and portfolios.

International Expansion and Development

We also intend to continue to expand the coverage of our service offerings within our International segment and to integrate our International operations more fully with those in the U.S.  In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France.  In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England.  Our July 2009 acquisition of PPR and PPR UK also expanded the market research capabilities of our U.K. operations.

  We intend to introduce a consistent international platform of service offerings in the upcoming future.  In 2007, we introduced the “CoStar Group” as the brand encompassing our international operations.  In early 2010 we launched Showcase, our internet marketing service that provides commercial real estate professionals with high quality internet lead generation, in the U.K.  We expect to introduce CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the upcoming future.  Additionally, we plan to upgrade back end research operations, fulfillment and Customer Relationship Management (“CRM”) systems in the U.K. to support these new U.K. services.  In order to implement these services and improvements in the U.K., we have incurred, and expect to incur increased development costs.  We believe that our U.S. and International expansion, continued investments in U.S. products, internationalization of our products and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, approximately 1,005 researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 24 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 31, 2012, our database of real estate information covered the U.S., London, England and other parts of the U.K. and parts of France, and contained information about:

•	Approximately 1.5 million sale and lease listings;
•	Approximately 4.2 million total properties;
•	Approximately 10.0 billion square feet of sale and lease listings;
•	Approximately 8.1 million tenants;
•	Approximately 1.9 million sales transactions valued in the aggregate at approximately $4.1 trillion; and
•	Approximately 12.4 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2011, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 31, 2012, we had approximately 1,005 commercial real estate research professionals and outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information.

CoStar utilizes 144 high-tech field research vehicles in 39 states and the U.K. Of these vehicles, 98 are custom-designed energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

Data and Image Providers. We license a small portion of our data and images from public record providers and third party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information and analytic services and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

As of January 31, 2012, CoStar had a staff of 168 product development, database and network professionals.  CoStar’s information technology professionals focus on developing new services for our customers and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar services, including CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Showcase®, CoStar Connect®, CoStarGo™, FOCUS™, Shopproperty™, PPR products and services, Resolve Portfolio Maximizer® and Request™ and Virtual Premise products and services.  In 2008, CoStar released CoStar Showcase, an internet marketing service that provides commercial real estate professionals the opportunity to make their listings accessible to all visitors to our public websites, www.CoStar.com and www.showcase.com.  In 2009, we expanded subscribers’ capabilities to use CoStar’s database of research-verified commercial property information to conduct in-depth analysis and generate reports on trends in sales and leasing activity online. In 2010, we launched Showcase in the U.K. via www.Showcase.co.uk.  On August 15, 2011, we launched CoStarGo in the U.S.; CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information and analytic services and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data.  Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information.  We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

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

Services

Our suite of information and analytic services is branded and marketed to our customers. Our services are derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to continue to enhance our existing information and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our various information and analytic services are described in detail in the following paragraphs as of January 31, 2012:

CoStar Property Professional®   CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information and analytic services, is delivered solely via the internet.

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

CoStarGo™   CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional.  CoStarGo provides a single, location-centric mobile interface that allows users to access and display comprehensive information on millions of properties and gain instant access to analytic data and demographic information from the field.

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

CoStar Professional Directory®   CoStar Professional Directory, a service available exclusively to CoStar Property Professional subscribers, provides detailed contact information for approximately 1.6 million commercial real estate professionals, including specific information about an individual’s current and prior activities such as completed transactions, current landlord representation assignments, sublet listings, major tenants and owners represented and local and national affiliations.  Commercial real estate brokers can input their biographical information and credentials and upload their photo to create personal profiles.  Subscribers use CoStar Professional Directory to network with their peers, identify and evaluate potential business partners, and maintain accurate mailing lists of other industry professionals for their direct mail marketing efforts.

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

PPR®   Our subsidiary PPR, and its U.K. subsidiary, PPR UK, offer products and services designed to meet the research needs of commercial real estate investors and lenders. PPR covers metropolitan areas throughout the U.S., the U.K., and Europe, with offerings including historical and forecast market data and analysis by market and property type, and services including access to PPR’s analysts, economists, and strategists to develop and deliver custom research solutions.  Key tools include analysis of underlying property data, assessment of current market fundamentals, forecasts of future market performance, and credit default models.

PPR Portal™ is PPR’s primary delivery platform for research, forecasts, analytics, and granular data surrounding a specific address and property type. Information is organized around clearly defined tabs, for ease of access. The information is presented in written, table data, graphic, and map formats, and can easily be downloaded by the user for integration into its own analytical framework.  PPR’s Portal is used by lenders, investors, and owners to identify and price investment opportunities, manage assets and portfolios, and source and service capital.

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

VP Corporate Edition™   Our subsidiary, Virtual Premise, offers VP Corporate Edition, a real estate management software solution designed for corporate real estate managers, company executives, business unit directors, brokers and project managers.  VP Corporate Edition helps users connect real estate initiatives with company strategic goals, streamline portfolio operations, automate the process for collecting and managing space requests, reduce occupancy costs with analytics that track location performance against targets, and maximize location performance through proactive portfolio management.  Virtual Premise also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

VP Retail Edition™   VP Retail Edition is a real estate management software solution designed for company executives, real estate dealmakers and store planning and construction managers.  VP Retail Edition helps users to utilize comprehensive and real-time data to establish goals and store strategies, manage the execution of real estate strategies, summarize critical portfolio data to drive cost-saving decisions, and benchmark prerequisite store-level information and metrics for maximizing location performance through proactive portfolio management.  Virtual Premise also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

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

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2012.

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
Binswanger	AEGON USA Realty Advisors, Inc.	AEW Capital Management LP
BNP Paribas — U.K.	Bank of America, N.A.	BlackRock
Carter	Citibank	Hartford Investment Management Company
Cassidy Turley	Deutsche Bank	ING Clarion Partners
CB Richard Ellis	GE Capital	Manulife Financial
CB Richard Ellis — U.K.	JP Morgan Chase Bank	Metropolitan Life
Charles Dunn Company, Inc.	Key Bank	NorthMarq Capital
Coldwell Banker Commercial NRT	Q10 Capital LLC	Progressive Casualty Insurance Co.
Colliers	Suntrust	Prudential
Colliers International UK — U.K.	TD Bank	Prudential — U.K.
CRESA	Wells Fargo	USAA Real Estate Company
Cushman & Wakefield
Cushman & Wakefield — U.K.
DAUM Commercial Real Estate Services
Drivers Jonas Deloitte — U.K.
DTZ — U.K.	Owners, Developers	Appraisers, Accountants
Gerald Eve — U.K.	Hines	Deloitte
Grubb & Ellis	Industrial Developments International	Integra
GVA Grimley — U.K.	LNR Property Corp	KPMG
HFF	MWB Business Services — U.K.	Marvin F. Poer
Japan Real Estate Institute — U.K.	Shorenstein Company, LLC	Price Waterhouse Coopers
Jones Lang LaSalle	Tishman Speyer	Thomson Reuters
Jones Lang LaSalle — U.K.
Kidder Mathews
Lambert Smith Hampton — U.K.
Marcus & Millichap
Mohr Partners	Retailers	Government Agencies
NAI Global	7-Eleven	City of Chicago
Newmark Knight Frank	Denny’s	Cook County Assessor’s Office
Re/Max	Dollar General Corporation	County of Los Angeles
Savills Commercial — U.K.	Herman Miller	Federal Deposit Insurance Corporation
Sperry Van Ness	Massage Envy	Federal Reserve Bank of New York
Studley	Rent-A-Center	Internal Revenue Service
UGL	Sony	Scottish Enterprise — U.K.
U.S. Equities Realty	Spencer Gifts LLC	Transportation Security Administration
USI Real Estate Brokerage Services	Taco Bell	U.S. Department of Housing and Urban Development
Weichert Commercial Brokerage	Walgreens	U.S. General Services Administration

REITs	Property Managers	Vendors
Boston Properties	Asset Plus Corporation	ADT Security
Brandywine Realty Trust	Leggat McCall Properties	Comcast Corporation
Brookfield Properties	Lincoln Property Company	Cox Communications, Inc.
Duke Realty Corporation	Navisys Group	Kastle Systems
Kimco Realty Corporation	Osprey Management Company	Time Warner Cable, Inc.
Simon Property Group, Inc.	PM Realty Group	Turner Construction Company
Vornado/Charles E. Smith	Transwestern Commercial Services	Verizon Communications, Inc.

For the years ended December 31, 2009, 2010 and 2011, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2012, we had 313 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 26 field sales offices throughout the U.S. and in offices located in London, England; Manchester, England; Glasgow, Scotland and Paris, France.  Our inside sales team is located in our downtown Washington, DC, office. This team prospects for new clients and performs service demonstrations exclusively by telephone and over the internet to support the direct sales force.

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

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; and CoStar Advisor™, the Company’s newsletter, which is distributed to our clients and prospects. We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services.  The webinars are available both as live presentations and as on-demand programs hosted on our website.  On a monthly basis, we issue the CoStar Commercial Repeat Sales Index (CCRSI), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements.  The Index is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at www.costar.com/ccrsi.

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

Competition

The market for information and analytic services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information and analytic services and providers are:

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

We compete directly and indirectly for customers with the following categories of companies:

•
online marketing services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as PropertyLine.com, LoopNet, Inc., Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, Inc., WorkplaceIQ, RealPoint LLC and RealUp;

•
publishers and distributors of information and analytic services, including regional providers and national print publications, such as Xceligent, Inc., eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics, Inc. and The Smith Guide, Inc.;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Inc., eProperty Data, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors (SIOR) the Commercial Association of Realtors Data Services and the Association of Industrial Realtors (AIR);

•	real estate portfolio management software solutions, such as Cougar Software, Yardi Systems, MRI Software, Altus (Argus Software) and Intuit Inc.;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information and analytic services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify.  A company like Bloomberg L.P. has the resources and has previously announced an intention to move into the commercial real estate information business.  Further, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could easily enter the commercial real estate marketing arena. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business.

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information and analytic services we license.

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

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including “CoStar,” “COMPS,” “CoStar Property,” “CoStar Tenant,” “CoStar Showcase” and “CoStar Group.” Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic.  We consider our trademarks in the aggregate to constitute a valuable asset.  In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and six patents in the U.S. which expire in 2020, 2021, 2022, 2023 (2 patents) and 2025, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 31, 2012, we employed 1,514 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2012 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, combined financial metrics related to the LoopNet acquisition, the timing of the LoopNet acquisition, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates,” “potential” or similar expressions. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; the possibility that the FTC will request additional extensions to the waiting period imposed by the HSR Act; the possibility that CoStar, LoopNet and the FTC cannot reach a mutually acceptable resolution in a timely manner or at all; the possibility that the LoopNet merger does not close, including, but not limited to, due to the failure to obtain governmental approval; conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar that may be required to obtain governmental clearances or approvals to the merger; our ability to realize expected cost savings or other synergies from the LoopNet merger on a timely basis or at all; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; failure to obtain any required financing on favorable terms; the degree of business disruption relating to the LoopNet merger; the use of the net proceeds of our June 2011 equity offering; the amount of investment in CoStarGo marketing initiatives; our ability to realize expected expense savings from various initiatives, including office consolidations; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

Risk Factors

Risks Related to our Pending Acquisition of LoopNet

The failure to successfully integrate LoopNet’s business and operations and/or fully realize synergies from the merger in the expected time frame may adversely affect our future results.  Assuming completion of the merger with LoopNet, the success of that merger will depend, in part, on our ability to successfully integrate LoopNet’s business and operations and fully realize the anticipated benefits and synergies from combining our business and LoopNet’s business. However, to realize these anticipated benefits and synergies, our business and LoopNet’s business must be successfully combined. If we are not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all or may take longer to realize than expected.

We and LoopNet have operated and, until the completion of the merger, will continue to operate independently. The integration process could result in the loss of key employees, loss of key clients, increases in operating costs, or the disruption of each company’s ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. Integration efforts between the two companies will also divert management attention and resources. The success of the merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating our business and LoopNet’s business, while minimizing or eliminating any difficulties that may occur. Even if the integration of our two businesses is successful, it may not result in the realization of the full benefits of the growth opportunities and cost savings that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

Our business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger. Parties with which we and LoopNet do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us, LoopNet or the combined business of both companies. Our and LoopNet’s business relationships may be subject to disruption as clients and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, LoopNet or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by delays in the completion of the merger or termination of the merger agreement.

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

In addition, both we and LoopNet have rights to terminate the merger agreement under certain circumstances specified in the merger agreement.

The merger is subject to the receipt of consents and approvals from governmental and regulatory entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on us. Before the merger may be completed, approvals must be obtained from governmental authorities. Both CoStar and LoopNet filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act, on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between us and LoopNet was originally scheduled to expire on June 30, 2011. As previously reported in a Current Report on Form 8-K, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC in connection with its review of the merger. The second request extended the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. At the FTC’s request, CoStar and LoopNet subsequently agreed to extend the waiting period imposed by the HSR Act from 30 days to 60 days after the date of substantial compliance with the second request, subject to further extension.  On

November 4, 2011, each of CoStar and LoopNet certified as to its substantial compliance with the second request.   CoStar and LoopNet subsequently voluntarily agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the merger to close. If either CoStar and LoopNet, on the one hand, or the FTC Staff, on the other hand, believe that discussions towards a possible consent order are no longer moving forward productively, either may trigger commencement of the 45-day period, in writing, after the expiration of which the waiting period imposed by the HSR Act will expire, unless extended voluntarily by the parties or terminated sooner by the FTC.  As of the date of filing of this Annual Report on Form 10-K, the parties have not yet reached agreement on the terms of a consent order, and there can be no assurance that such agreement will be reached in a timely manner or at all.  In the event the parties do not reach agreement on a consent decree and/or a party triggers commencement of the 45-day period, the FTC may seek an injunction to block consummation of the merger.

In addition, the FTC may include conditions on the completion of the merger or require divestitures or other changes relating to our operations or assets, or LoopNet’s.  Such conditions, divestitures or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger, any of which might have a material adverse effect on the combined company following the merger. We are not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that, individually or in the aggregate, would reasonably be expected to impose a Substantial Detriment, but we could choose to waive this condition.

We will incur significant transaction costs as a result of the merger. We expect to incur significant one-time transaction costs related to the merger. These transaction costs include investment banking, legal and accounting fees and expenses and filing fees, printing expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the merger. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. Additional costs will be incurred in connection with integrating the two companies’ businesses, such as IT integration expenses. Costs in connection with the merger and integration may be higher than expected. These costs could adversely affect our financial condition, results of operation or prospects of the combined business.

Failure to complete the merger in certain circumstances could require us to pay a termination fee or expenses. If the merger agreement is terminated under certain circumstances, we could be obligated to pay LoopNet a $51.6 million termination fee. Payment of the termination fee could materially adversely affect our results of operations or financial condition.

Our indebtedness following the completion of the merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of CoStar and LoopNet existing prior to the transaction. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. On February 16, 2012, we entered into a Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and J.P. Morgan Bank, as administrative agent.  The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  We expect to use the proceeds of the term loan facility on the date on which such conditions are satisfied along with net proceeds from the equity offering in June 2011 to pay a portion of the merger consideration and transaction costs related to the merger.  The proceeds of the revolving credit facility may be used, on the closing date, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes of CoStar and its subsidiaries.

The Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

The operating restrictions and financial covenants in the Credit Agreement and any future financing agreements may limit our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with any financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on favorable terms.

If an event of default occurs, the lenders under the Credit Agreement are able to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and exercise remedies in respect of the collateral. We may not be able to repay all amounts due under the Credit Agreement in the event these amounts are declared due upon an event of default.

We and LoopNet may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on our employees and LoopNet employees may have an adverse effect on us and LoopNet, respectively, and consequently, the combined business. This uncertainty may impair each company’s ability to attract, retain and motivate key personnel until the merger is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the merger, as employees of each company may experience uncertainty about their future roles with the combined business. Additionally, LoopNet’s officers and employees may own shares of LoopNet’s common stock and/or have stock option or restricted stock unit grants and, if the merger is completed, may therefore be entitled to the merger consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If our key employees or LoopNet’s key employees depart, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

An adverse judgment in a lawsuit challenging the merger may prevent the merger from becoming effective or from becoming effective within the expected timeframe. One of the conditions to the closing of the merger is that no order, injunction or decree or other legal restraint or prohibition that prevents the completion of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting LoopNet or CoStar from completing the merger on the agreed-upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Risks Related to our Business

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. A reversal of recent improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information and analytic services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to more cancellations of our information and analytic services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability.

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

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information and analytic services. Our subscription-based information and analytic services generate the largest portion of our revenues. However, we may be unable to attract new clients, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: economic pressures; the business failure of a current client or clients; a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or competitive pressures. If clients cancel services or decide not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate, and revenues may decline.

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

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources.  During 2012, we plan to continue to increase the depth of our coverage in the U.S., U.K. and France, and we may expand into additional geographies.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

If we are not able to successfully identify, finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons.  In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on synergy created through combinations; managing the integration of personnel and products; managing geographically remote operations, such as SPN in Scotland, Grecam S.A.S. in France, CoStar U.K. Limited, Propex and Property and Portfolio Research Ltd. in the U.K.; the diversion of management’s attention from other business concerns; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees or clients of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets.  We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses.  If we are able to obtain financing, the terms may be onerous and restrict our operations.

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and future revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.  See “We and LoopNet may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger” for a discussion of the impact the pending merger with LoopNet may have on our ability to attract, retain and motivate members of our sales force.

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.  See “We and LoopNet may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger” for a discussion of the impact the pending merger with LoopNet may have on our ability to attract, retain and motivate members our management and operating personnel.

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

U.S. political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investments, as well as our access to credit. Our cash, cash equivalents and investments are held in a variety of common financial instruments, including U.S. treasury securities. Deterioration in the U.S. credit and financial markets may result in losses or deterioration in the fair value of our cash, cash equivalents, or investments.  On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. This downgrade, and any future downgrades of the U.S. credit rating, could impact the stability of future U.S. treasury auctions, affect the trading market for U.S. government securities, result in increased interest rates and impair access to credit.  These factors could negatively impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations.  Further, these factors may result in an increase in interest rates and borrowing costs and make it more difficult to obtain credit on acceptable terms, which may affect our ability to fund future obligations and increase the costs of obtaining financing for future obligations.

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2011, we held $27.3 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2011, we determined there was a decline in the fair value of our ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection.  Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information and analytic services to users.

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

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2011, we had $91.8 million of goodwill, $67.5 million in our U.S. segment and $24.3 million in our International segment.  We expect to record significant, additional goodwill in connection with the LoopNet merger if that transaction is consummated.

We may not be able to successfully introduce new or upgraded information and analytic services, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to introduce new and upgraded services into the marketplace. To be successful, we must adapt to rapid technological changes by continually enhancing our information and analytic services. Developing new services and upgrades to services imposes heavy burdens on our systems department, management and researchers. This process is costly, and we cannot assure you that we will be able to successfully develop and enhance our services. In addition, successfully launching and selling a new service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new services, it could have a material adverse effect on our results of operations by decreasing our revenues and reducing our profitability.

Our expansion into the commercial real estate analytics sector may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.  Expanding into the commercial real estate market research and forecasting arena imposes additional burdens on our research, systems development, sales, marketing and general management resources.  During 2012, we expect to continue to expand our presence in the commercial real estate analytics sector.  If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected.  In addition, if we incur additional costs to expand our analytics services and we are not successful in marketing or selling these expanded services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

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

If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information and analytic services and could reduce our profitability.

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information and analytic services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our website, the internet and our service providers. Problems with our website, the internet or the services provided by our local exchange carriers or internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information and analytic services. If we experience technical problems in distributing our services, we could experience reduced demand for our information and analytic services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Our careful development and testing may not be sufficient to ensure that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information and analytic services, which could reduce the demand for our services, lower our revenues and increase our costs.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information and analytic services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data and analysis we provide. The task of establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties, or analysis is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. Our U.S. researchers use integrated internal research processes to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information and analytic services, lower revenues and increased costs. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information and analytic services to clients, we could experience reduced demand for our information and analytic services, lower revenues and increased costs.

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

On February 5, 2010, we purchased a 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, through our wholly owned subsidiary, 1331 L Street Holdings, LLC (“Holdings”), for use as our new headquarters and have since relocated to this location. This facility is used primarily by our U.S. segment.  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010.

On February 2, 2011, Holdings and GLL L-Street 1331, LLC (“GLL”), an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty Information, Inc. (“CoStar Realty”), our wholly owned subsidiary, agreed to enter into a lease expiring May 31, 2025 (with two 5-year renewal options) with GLL to lease back 149,514 square feet of the office space located in this building, which we continue to use as our corporate headquarters.  The closing of the sale took place on February 18, 2011.

Our principal facility in the U.K. is located in London, England, where we occupy approximately 11,000 square feet of office space.  Our lease for this facility has a maximum term ending October 20, 2018, with early termination at our option on October 21, 2013, with advance notice. This facility is used primarily by our International segment.

In addition to our downtown Washington, DC and London, England facilities, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas, which generally house our field sales offices. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Sacramento; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Detroit; Pittsburgh; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Seattle; Portland and St. Louis.  Our subsidiaries, PPR and Resolve Technology, share space with CoStar in one facility leased in Boston, Massachusetts.  Our subsidiary, Virtual Premise, leases a facility in Atlanta, Georgia.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” The following table sets forth, for the periods indicated, the high and low daily closing prices per share of our common stock, as reported by the Nasdaq Global Select Market.

	High	Low

Year Ended December 31, 2010
First Quarter	$42.97	$38.22
Second Quarter	$45.95	$38.80
Third Quarter	$49.53	$37.66
Fourth Quarter	$57.75	$48.86

Year Ended December 31, 2011
First Quarter	$62.89	$55.58
Second Quarter	$72.84	$55.86
Third Quarter	$59.50	$46.70
Fourth Quarter	$68.39	$49.22

As of February 1, 2012, there were 559 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2011.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2011	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—	—	—	—
November 1 through 30	—	—	—	—
December 1 through 31	5,099	$65.93	—	—
Total	5,099 (1)	$65.93	—	—

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

The comparison covers the period beginning December 31, 2006, and ending on December 31, 2011, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
CoStar Group, Inc.	100	88.22	61.50	77.99	107.47	124.59
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Application Software Index	100	111.07	60.72	97.04	130.42	114.62

Item 6.             Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2011. The consolidated statement of operations data shown below for each of the three years ended December 31, 2009, 2010, and 2011 and the consolidated balance sheet data as of December 31, 2010 and 2011 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2007 and 2008 and the consolidated balance sheet data as of December 31, 2007, 2008, and 2009 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2007	2008	2009	2010	2011
Revenues	$192,805	$212,428	$209,659	$226,260	$251,738
Cost of revenues	76,704	73,408	73,714	83,599	88,167
Gross margin	116,101	139,020	135,945	142,661	163,571
Operating expenses	98,249	99,232	104,110	119,886	141,800
Income from operations	17,852	39,788	31,835	22,775	21,771
Interest and other income, net	8,045	4,914	1,253	735	798
Income before income taxes	25,897	44,702	33,088	23,510	22,569
Income tax expense, net	9,946	20,079	14,395	10,221	7,913
Net income	$15,951	$24,623	$18,693	$13,289	$14,656
Net income per share - basic	$0.84	$1.27	$0.95	$0.65	$0.63
Net income per share - diluted	$0.82	$1.26	$0.94	$0.64	$0.62
Weighted average shares outstanding - basic	19,044	19,372	19,780	20,330	23,131
Weighted average shares outstanding - diluted	19,404	19,550	19,925	20,707	23,527

	As of December 31,
Consolidated Balance Sheet Data:	2007	2008	2009	2010	2011
Cash, cash equivalents, short-term and long-term investments	$187,426	$224,590	$255,698	$239,316	$573,379
Working capital	167,441	183,347	203,660	188,279	521,401
Total assets	321,843	334,384	404,579	439,648	771,035
Total liabilities	40,038	30,963	45,573	58,146	111,858
Stockholders’ equity	281,805	303,421	359,006	381,502	659,177

	As of December 31,
Other Operating Data:	2007	2008	2009	2010	2011
Number of subscription client sites	14,467	15,920	16,020	16,781	18,183
Millions of properties in database	2.7	3.2	3.6	4.0	4.2

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information and analytic services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available, have the largest research department in the industry, provide more information and analytic services than any of our competitors and believe we generate more revenues than any of our competitors. We have created a standardized information and analytic platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration, and industry news. We also provide market research and analysis for commercial real estate investors and lenders via our PPR service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology service offerings, and real estate management solutions, including lease administration and abstraction services, through our Virtual Premise service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Expansion and Development

We expect to develop and distribute new services, expand existing services within our current platform (including internationally), and expand and develop our sales and marketing organization.  These initiatives are expected to include continued devleopment of CoStarGo, enhancements to our core information services, including our suite of online services, and development of new services for our brokerage clients.  Most recently, on August 15, 2011, we launched CoStarGo in the U.S.; CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional.  We supported the launch with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.  We incurred expenses of approximately $3.4 million during the third quarter of 2011 in connection with the launch of CoStarGo.  We expect to continue to incur additional expenses associated with the marketing and sale of CoStarGo.

We also intend to continue to expand the coverage of our service offerings within our International segment and to integrate our International operations more fully with those in the U.S.  We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London.  We intend to introduce a consistent international platform of service offerings in the upcoming future. As part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our Internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K.  We expect to introduce CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant® and CoStarGo™, our iPad application, in the U.K. in the upcoming future.  Additionally, we plan to upgrade back end research operations, fulfillment and CRM systems in the U.K. to support these new U.K. services.  In order to implement these services in the U.K., we have incurred, and expect to incur increased development costs.  We believe that our continued investments in U.S. products, internationalization of our products and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

Any future product development or expansion of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2012 and providing substantial cash flow for our business, it is possible that any new investments could cause us to generate losses and negative cash flow from operations in the future.

Our goal is to provide additional tools that make our research and analytics even more valuable to subscribers.  For example, we are focusing on further integration and development of the services offered by the companies we have most recently acquired, PPR, Resolve Technology and Virtual Premise.  We have launched an initiative to develop a lease discounted cash flow (“LDCF”) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s and Virtual Premise’s commercial real estate investment and management software expertise.  In order to implement this initiative, we have incurred, and expect to continue to incur additional costs.  While our investments in PPR, Resolve Technology and Virtual Premise have resulted and may continue to result in an increase in expenses, our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among CoStar and the acquired companies.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet. Pursuant to the merger agreement, as a result of the merger (a) each outstanding share of LoopNet common stock will be converted into a unit consisting of (i) $16.50 in cash, without interest and (ii) 0.03702 shares of CoStar common stock, and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into a unit consisting of (i) the product of 148.80952 multiplied by the Cash Consideration and (ii) the product of 148.80952 multiplied by the Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011.  The holders of LoopNet’s Series A Convertible Preferred Stock delivered contingent conversion notices to LoopNet pursuant to which such shares will be converted into LoopNet common stock immediately prior to, and contingent upon, the completion of the merger.  The boards of directors of CoStar and LoopNet have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, have approved adoption of the merger agreement on July 11, 2011.

We intend to fund the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011 and the proceeds of  a $175.0 million term loan facility available to us under a Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Bank, as administrative agent.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  The proceeds of a $50 million revolving credit facility also available to us under the Credit Agreement may be used, on the closing date of the LoopNet merger, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes.   In addition, we received a commitment letter from J.P. Morgan Bank on April 27, 2011 for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million is committed.  This commitment letter remains outstanding and available, subject to customary conditions, to fund the LoopNet acquisition and our ongoing working capital needs following the closing.  However, we do not currently anticipate utilizing this commitment.

The LoopNet transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the HSR Act.  As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and LoopNet filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act, on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between CoStar and LoopNet (the “merger”) was scheduled to expire on June 30, 2011. As previously reported in a Current Report on Form 8-K, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger.  At the FTC’s request, CoStar and LoopNet subsequently agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.  On November 4, 2011, each of the Company and LoopNet certified as to its substantial compliance with the second request.  As previously disclosed on January 3, 2012, CoStar and LoopNet voluntarily agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the merger to close.  On January 31, 2012, CoStar and LoopNet mutually agreed to extend the date after which either party may individually elect to terminate the merger agreement from January 31, 2012 to April 30, 2012.  While there can be no assurance that agreement on the terms of a possible consent order can be reached in a timely manner or at all, the Company believes the discussions with the FTC Staff are currently proceeding constructively and the Company is hopeful that they will in the near term result in an agreement with the FTC Staff on the terms of such a consent order, subject to FTC approval.

In certain circumstances set forth in the LoopNet merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.

In light of our agreement to acquire LoopNet, we are currently evaluating how best to integrate the two businesses.  We expect that while we await final antitrust approval of the transaction we will continue to assess and finalize any plans for additional investments in our business for the foreseeable future.  At this time, we expect to continue to develop and distribute new services within our current platform.  We expect to continue our efforts to integrate the combined capabilities of CoStar’s market and property information and PPR’s analytics and forecasting expertise with Resolve Technology’s real estate investment software expertise.  We also plan to continue efforts to integrate Virtual Premise’s real estate management solutions with CoStar’s business.

While we expect current service offerings to remain profitable, driving overall earnings for 2012 and providing substantial cash flow for our business, our proposed merger with LoopNet and the subsequent integration of our two businesses could reduce our profitability, cause us to generate losses and adversely affect our financial position.  Further, our credit facilities contain restrictive covenants that will restrict our operations and use of our cash flow if the LoopNet acquisition is completed.

Market Conditions

There continue to be clear signs of improving conditions in the commercial real estate industry, including strong leasing activity and positive net absorption of office space.  However, the extent and duration of continued improvement of the economy and the commercial real estate industry is unknown.  Continuing risks related to lower than expected job growth, spiking energy costs and uncertainty over U.S. and global economic issues may impede the ability and willingness of clients to purchase services from us or result in reductions of services purchased.

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

Financial Matters

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

Property Developments

On February 5, 2010, we took advantage of favorable market conditions and purchased an office building in downtown Washington, DC for $41.25 million for use as our new headquarters and have since relocated to this location (the “DC Office Building”).  The lease for our previous headquarters in Bethesda, MD expired on October 15, 2010; therefore, we incurred overlapping occupancy costs through the end of the Bethesda lease term as we transitioned to our new headquarters.  We were able to create value through our occupancy of the DC Office Building and on February 18, 2011 sold the building for aggregate consideration of $101.0 million, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.  Approximately $12.5 million of the $15.0 million additional build-out is recorded as a leasehold improvement in property and equipment.  As part of the sale, we entered into a long-term lease with the buyer to lease back approximately 88% of the office space, where our corporate headquarters is expected to remain.

During the third quarter of 2011, we incurred approximately $1.5 million of restructuring costs associated with the consolidation of our White Marsh, Maryland office with our Columbia, Maryland and Washington, DC offices.

Subscription-Based Services

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

For the twelve months ended December 31, 2011 and 2010, our contract renewal rate for subscription-based services was approximately 93% and 90%, respectively, and therefore our cancellation rate was approximately 7% and 10%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  Based on this assessment of fair value, as of December 31, 2011, we determined there was a decline in the fair value of our ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS.  We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2011.  However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

We had no Level 3 liabilities as of December 31, 2011.  As of December 31, 2010, we held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration totaled $3.2 million as of December 31, 2010 and included (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology’s revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  On June 24, 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones.  On September 8, 2011, we entered into an agreement to settle all remaining potential deferred cash payments due under the original agreement.  Under the terms of the agreement, we made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. We reversed the remaining $1.2 million originally recorded as deferred consideration by reducing general and administrative expense during the three months ended September 30, 2011.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the twelve months ended December 31, 2011.  However, if significant changes in these assumptions occur, they could have a material impact on our stock-based compensation expense.

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

The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.  We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model.  As of October 1, 2011, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2011 that would indicate that the carrying value of either reporting unit may not be recoverable.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition-related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition-related costs, restructuring costs, headquarters acquisition and transition related costs, settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs.  We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 24 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of acquisition-related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to the acquisition.  Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition-related costs to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are stock-based compensation, acquisition-related costs, restructuring costs, headquarter acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business.  These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss).  We subtract an assumed provision for income taxes to calculate non-GAAP net income.  We assume a 40% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net income	$18,693	$13,289	$14,656
Purchase amortization in cost of revenues	2,389	1,471	1,353
Purchase amortization in operating expenses	3,412	2,305	2,237
Depreciation and other amortization	8,875	9,873	9,262
Interest income, net	(1,253)	(735)	(798)
Income tax expense, net	14,395	10,221	7,913
EBITDA	$46,511	$36,424	$34,623

Net cash flows provided by (used in)
Operating activities	$38,445	$39,269	$25,685
Investing activities	$4,532	$(40,504)	$58,366
Financing activities	$2,172	$2,042	$254,780

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2009		2010		2011
Revenues	$209,659	100.0%	$226,260	100.0%	$251,738	100.0%
Cost of revenues	73,714	35.2	83,599	36.9	88,167	35.0
Gross margin	135,945	64.8	142,661	63.1	163,571	65.0
Operating expenses:
Selling and marketing	42,508	20.3	52,455	23.2	61,164	24.3
Software development	13,942	6.6	17,350	7.7	20,037	8.0
General and administrative	44,248	21.1	47,776	21.1	58,362	23.2
Purchase amortization	3,412	1.6	2,305	1.0	2,237	0.9
Total operating expenses	104,110	49.7	119,886	53.0	141,800	56.4
Income from operations	31,835	15.2	22,775	10.1	21,771	8.6
Interest and other income, net	1,253	0.6	735	0.3	798	0.3
Income before income taxes	33,088	15.8	23,510	10.4	22,569	8.9
Income tax expense, net	14,395	6.9	10,221	4.5	7,913	3.1
Net income	$18,693	8.9%	$13,289	5.9%	$14,656	5.8%

Comparison of Year Ended December 31, 2011 and Year Ended December 31, 2010

Revenues. Revenues increased to $251.7 million in 2011, from $226.3 million in 2010. The increase in revenues of approximately $25.4 million is primarily attributable to further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $163.6 million in 2011, from $142.7 million in 2010.  The gross margin percentage increased to 65.0% in 2011, from 63.1% in 2010.  The increase in the gross margin amount and percentage was principally due to a $25.4 million increase in revenue partially offset by an increase in cost of revenues.  Cost of revenues increased to $88.2 million in 2011, from $83.6 million in 2010.  The increase in cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $61.2 million in 2011, from $52.5 million in 2010, and increased as a percentage of revenues to 24.3% in 2011, from 23.2% in 2010. The increase in the amount and percentage of selling and marketing expenses was primarily due to an increase in sales personnel costs of approximately $4.9 million and the marketing effort related to the launch of CoStarGo of approximately $3.4 million.

Software Development Expenses. Software development expenses increased to $20.0 million in 2011, from $17.4 million in 2010, and increased as a percentage of revenues to 8.0% in 2011, from 7.7% in 2010.  The increase in the amount and percentage of software development expense was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $58.4 million in 2011, from $47.8 million in 2010, and increased as a percentage of revenues to 23.2% in 2011, from 21.1% in 2010. The increase in the amount and percentage of general and administrative expenses was principally due to the incurrence of approximately $14.2 million in acquisition-related costs in connection with the pending LoopNet acquisition, and approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office.  These increases are partially offset by the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology.  Additionally, during 2010 we incurred expenses that did not recur in 2011, including the $2.0 million accrual of our litigation with Nokia U.K. Limited in June 2010, approximately $800,000 accrued in anticipation of the settlement of the litigation in the United States District Court for the Southern District of California in June 2010, as well as the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010.

Purchase Amortization. Purchase amortization remained relatively constant at approximately $2.2 million in 2011, from $2.3 million in 2010.

Interest and Other Income, Net. Interest and other income, net remained relatively constant at approximately $800,000 in 2011, compared to approximately $700,000 in 2010.

Income Tax Expense, Net. Income tax expense, net decreased to $7.9 million in 2011, from $10.2 million in 2010. This decrease was primarily due to tax benefits resulting from the move of our headquarters to Washington, DC.

Comparison of Business Segment Results for Year Ended December 31, 2011 and Year Ended December 31, 2010

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $233.4 million from $208.5 million for the years ended December 31, 2011 and 2010, respectively. This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.  FOCUS is our primary service offering in our International operating segment.  International revenues increased to $18.4 million from $17.8 million for the years ended December 31, 2011 and 2010, respectively.  This increase was primarily due to foreign currency fluctuations.  Intersegment revenue remained relatively constant at $1.1 million for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.   Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $38.1 million from $39.6 million for the years ended December 31, 2011 and 2010, respectively. The decrease in U.S. EBITDA was due primarily to approximately $14.2 million in acquisition-related costs for the year ended December 31, 2011 as a result of the pending LoopNet acquisition, approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office, approximately $3.4 million due to the marketing effort related to the launch of CoStarGo as well as increased personnel costs of approximately $11.0 million.  These decreases in U.S. EBITDA are partially offset by an approximate $24.9 million increase in revenues for the year ended December 31, 2011 from the year ended December 31, 2010 and the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology.  Additionally, during 2010 we incurred expenses that did not recur in 2011, including approximately $800,000 accrued in anticipation of the settlement of the litigation in the United States District Court for the Southern District of California in June 2010 as well as the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010.  International EBITDA decreased to a higher loss of $3.5 million for the year ended December 31, 2011 from a $3.2 million loss for the year ended December 31, 2010. This higher loss was primarily due to increased personnel costs of approximately $1.5 million and other expenses of approximately $800,000 for the year ended December 31, 2011, partially offset by approximately $2.0 million connection with the settlement of our litigation with Nokia U.K. Limited in 2010 that did not recur in 2011.  International EBITDA includes a corporate allocation of approximately $800,000 and $400,000 for the years ended December 31, 2011 and 2010, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Year Ended December 31, 2010 and Year Ended December 31, 2009

Revenues. Revenues increased to $226.3 million in 2010, from $209.7 million in 2009. The increase in revenues of approximately $16.6 million is primarily due to additional revenue from our July 2009 acquisition of PPR. Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS. As of December 31, 2010, our subscription-based information services represented more than 94% of our total revenues.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2010				2011
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$55,093	$55,838	$57,144	$58,185	$59,618	$62,127	$63,829	$66,164
Cost of revenues	21,200	20,360	20,762	21,277	22,566	22,412	21,175	22,014
Gross margin	33,893	35,478	36,382	36,908	37,052	39,715	42,654	44,150
Operating expenses	28,791	30,987	30,247	29,861	29,956	35,806	39,650	36,388
Income from operations	5,102	4,491	6,135	7,047	7,096	3,909	3,004	7,762
Interest and other income, net	238	196	156	145	202	178	194	224
Income before income taxes	5,340	4,687	6,291	7,192	7,298	4,087	3,198	7,986
Income tax expense, net	2,451	1,436	2,909	3,425	2,766	1,450	887	2,810
Net income	$2,889	$3,251	$3,382	$3,767	$4,532	$2,637	$2,311	$5,176
Net income per share - basic	$0.14	$0.16	$0.17	$0.18	$0.22	$0.12	$0.09	$0.21
Net income per share - diluted	$0.14	$0.16	$0.16	$0.18	$0.22	$0.12	$0.09	$0.20

	2010				2011
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.5	36.5	36.3	36.6	37.9	36.1	33.2	33.3
Gross margin	61.5	63.5	63.7	63.4	62.1	63.9	66.8	66.7
Operating expenses	52.3	55.5	52.9	51.3	50.2	57.6	62.1	55.0
Income from operations	9.3	8.0	10.7	12.1	11.9	6.3	4.7	11.7
Interest and other income, net	0.4	0.4	0.3	0.2	0.3	0.3	0.3	0.3
Income before income taxes	9.7	8.4	11.0	12.4	12.2	6.6	5.0	12.0
Income tax expense, net	4.4	2.6	5.1	5.9	4.6	2.4	1.4	4.2
Net income	5.2%	5.8%	5.9%	6.5%	7.6%	4.2%	3.6%	7.8%

Recent Acquisitions

Virtual Premise.  On October 25, 2011, we acquired Virtual Premise, a SaaS provider of real estate information management solutions. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date to the Virtual Premise stockholders and the remaining 20% of which will be held in escrow until paid 270 days after the closing date, subject to use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to such date. The purchase price was later reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount is expected to be paid to us from the escrow fund.

Accounting Treatment. We have applied the acquisition method to account for the Virtual Premise transaction  which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date.  The purchase price was allocated to tradenames, customer base, database technology, goodwill and various other asset and liability accounts.  The acquired customer base for the acquisitions, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles are amortized over their estimated useful lives.  Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests.  The results of operations of Virtual Premise have been consolidated with those of the Company since the date of the acquisition and are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.  The purchase accounting is preliminary and is subject to change.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments were $548.8 million at December 31, 2011 compared to $210.1 million at December 31, 2010. The increase in cash, cash equivalents and short-term investments for the year ended December 31, 2011 was primarily due to $247.9 million in net proceeds from our equity offering in June 2011 of 4,312,500 shares of common stock for $60.00 per share.  In addition, in February 2011, we sold the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC for $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the year ended December 31, 2011 was $25.7 million compared to $39.3 million for the year ended December 31, 2010. The $13.6 million decrease in net cash provided by operating activities is primarily due to a decrease of approximately $21.3 million from net income plus non-cash items partially offset by a $7.7 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.    The $21.3 million decrease from net income plus non-cash items was primarily related to a decrease in changes in deferred income taxes, net of approximately $18.8 million.  The change in deferred income taxes, net of $18.8 million is primarily comprised of approximately $13.5 million related to the tax treatment of the deferred gain on the sale of the building and approximately $5.4 million related to the tax treatment of acquisition related costs associated with the pending LoopNet acquisition.  The $7.7 million net increase in changes in operating assets and liabilities was primarily related to an increase in changes in income tax receivable of approximately $9.0 million partially offset by a decrease in changes in accounts payable and other liabilities of approximately $2.7 million.  The increase in changes in income tax receivable of approximately $9.0 million was due to the 2011 collection of approximately $4.1 million of the $4.9 million income tax receivable recorded in 2010, as the tax legislation enacted during the fourth quarter of 2010 allowed us to deduct 100% of qualifying assets purchased after September 8, 2010.  The decrease in changes in accounts payable and other liabilities of approximately $2.7 million was primarily due to the $2.1 million payment made for the deferred consideration for the year ended December 31, 2011, as a result of the settlement of the deferred consideration related to the Company’s October 19, 2009 acquisition of Resolve Technology.  See Note 5 to the consolidated financial statements for details of the deferred consideration settlement.

Net cash provided by investing activities was $58.4 million for the year ended December 31, 2011, compared to net cash used in investing activities of $40.5 million for the year ended December 31, 2010. This $98.9 million increased change in net cash provided by investing activities was primarily due to the sale of our new headquarters in downtown Washington, DC, in February 2011 as well as the February 2010 purchase of that building partially offset by the acquisition of Virtual Premise.

Net cash provided by financing activities was $254.8 million for the year ended December 31, 2011, compared to $2.0 million for the year ended December 31, 2010.  This $252.8 million increase in net cash provided by financing activities was primarily due to the equity offering of 4,312,500 shares of common stock for $60.00 per share completed in June 2011.  Net proceeds from the equity offering were approximately $247.9 million, after deducting approximately $10.4 million of underwriting discounts and commissions and offering expenses of approximately $500,000.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2012	2013-2014	2015-2016	2017 and thereafter
Operating leases	$124,274	$13,420	$20,206	$17,794	$72,854
Purchase obligations(1)	8,625	5,915	2,710	—	—
Total contractual principal cash obligations	$132,899	$19,335	$22,916	$17,794	$72,854

(1)Amounts do not include (i) contracts with terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us.  Amounts do not include unrecognized tax benefits of $2.2 million due to uncertainty regarding the timing of future cash payments.

Concurrent with the sale of the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, we entered into a lease with GLL L-Street 1331, LLC (“GLL”) to lease back 149,514 square feet of the office space located in the building for use as our corporate headquarters.  The lease will expire May 31, 2025 (subject to two 5-year renewal options). The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $6.0 million, $6.1 million, $6.3 million, $6.4 million and $6.6 million for fiscal years 2012 through 2016, respectively, and a total of $62.6 million from 2017 to the end of the lease term.

Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

During 2011, we incurred capital expenditures of approximately $15.0 million.  We expect to make capital expenditures in 2012 of approximately $15.0 million to $20.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On October 25, 2011, we acquired Virtual Premise, a SaaS provider of real estate information management solutions located in Atlanta, Georgia. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which will be held in escrow until paid 270 days after the closing date, subject to use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to such date.  The purchase price was later reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount is expected to be paid from the escrow fund to the Company.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet. Pursuant to the merger agreement, (a) each outstanding share of LoopNet common stock will be converted into a unit consisting of (i) $16.50 in cash, without interest and (ii) 0.03702 shares of CoStar common stock, and (b) each outstanding share of Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock,  will be converted into a unit consisting of (i) the product of 148.80952 multiplied by the Cash Consideration and (ii) the product of 148.80952 multiplied by the Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011.  The holders of LoopNet’s Series A Convertible Preferred Stock delivered contingent conversion notices to LoopNet pursuant to which such shares will be converted into LoopNet common stock immediately prior to, and contingent upon, the completion of the merger.

On April 27, 2011, we received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of CoStar and its subsidiaries following the transaction.  In June 2011, we completed an equity offering and received net proceeds of approximately $247.9 million.  We intend to use these proceeds to fund a portion of the cash consideration payable in connection with the acquisition of LoopNet.  On February 16, 2012, we entered into a Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Bank, as administrative agent.  The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  We expect to use the proceeds of the term loan facility on the date on which such conditions are satisfied along with net proceeds from the equity offering in June 2011 to pay a portion of the merger consideration and transaction costs related to the merger.  The proceeds of the revolving credit facility may be used, on the closing date, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes of CoStar and its subsidiaries.  The original commitment letter from J.P. Morgan Bank received on April 27, 2011 remains outstanding and available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of CoStar and its subsidiaries following the LoopNet transaction until the earlier of funding of the term loan facility into escrow pursuant to the Credit Agreement, if applicable, and the business day after the beginning of the marketing period under the merger agreement.  However, we do not currently anticipate utilizing that original commitment.

In connection with obtaining the facility pursuant to the Credit Agreement, we expect to incur approximately $10.6 million in debt issuance costs, which will be capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs will be comprised of approximately $9.1 million in underwriting fees and approximately $1.5 million primarily related to legal fees associated with the debt issuance.  We have incurred approximately $900,000 in debt issuance costs as of December 31, 2011and have paid approximately $300,000.

The transaction is subject to customary closing conditions, including antitrust clearance.  We have expensed approximately $14.2 million in acquisition-related costs in general and administrative expense for the year ended December 31, 2011 as a result of the pending LoopNet acquisition, of which we have paid approximately $13.4 million and expect to pay the remaining balance in 2012.  We expect to incur approximately $1.0 million to $3.0 million in additional acquisition-related costs.  The holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Convertible Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011. The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.  We are not in a position yet to estimate the financial impact the proposed merger will have on our operations.

We engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as our financial advisor in connection with the acquisition.  We are obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.  Completion of the merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions.  As of December 31, 2011, the parties have not yet reached agreement with the FTC on the terms of a consent order with the FTC, and there can be no assurance that such agreement will be reached in a timely manner or at all.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of December 31, 2011, we had $27.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance related to the initial recognition, measurement and subsequent accounting for assets and liabilities arising from pre-acquisition contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This guidance requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of this guidance changes the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  We adopted this guidance on January 1, 2009, and began expensing acquisition and deal-related costs in 2009 based on the issued authoritative guidance.

In April 2009, the FASB issued authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (financial and non-financial) and requires enhanced disclosures. We adopted this guidance for our interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial position, but did require additional disclosures in our financial statements.

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

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for all interim and annual reporting periods ending after June 15, 2009. This guidance has not resulted in significant changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective for the first annual reporting period beginning after November 15, 2009. This guidance did not have a material impact on our results of operations, financial position or related disclosures.

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance did not have a material impact on our results of operations or financial position, but did require changes to our disclosures in our financial statements.

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance did not have a material impact on our results of operations, financial position or related disclosures.

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

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not have a material impact on our results of operations or financial position, but did require changes to our disclosures in our interim and annual financial statements.

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not have a material impact on our results of operations or financial position, but did require changes to our disclosures in our financial statements.

In April 2010, the FASB issued authoritative guidance related to the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone is: (a) commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered; (b) relates solely to past performance; and (c) is reasonable relative to all deliverables and payment terms in the arrangement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods ending after June 15, 2010, with early adoption permitted.  The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to have a material impact on our results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

In September 2011, the FASB issued authoritative guidance to simplify how companies test goodwill for impairment.  The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance is not expected to have a material impact on our results of operations or financial position.

In December 2011, the FASB issued authoritative guidance to defer the effective date pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income previously established in the authoritative guidance issued in June 2011.  This guidance also defers the presentation of the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.This guidance is not expected to have a material impact on our results of operations or financial position, but will require changes to the disclosures in our interim and annual financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position.  For the year ended December 31, 2011, revenue denominated in foreign currencies was approximately 7.7% of total revenue.  For the year ended December 31, 2011, our revenue would have decreased by approximately $1.9 million if the U.S. dollar exchange rate used strengthened by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2011 would have resulted in an increase of approximately $1.5 million in the carrying amount of net assets. For the year ended December 31, 2011, our revenue would have increased by approximately $1.9 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies.  A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2011 would have resulted in a decrease of approximately $1.5 million in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all.  As of December 31, 2011, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2011.  As of December 31, 2011, we had $548.8 million of cash, cash equivalents and short-term investments.  If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.  Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS.  These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  As of December 31, 2011, auctions for $27.3 million of our investments in auction rate securities failed.  As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss.  Based on an assessment of fair value of these investments in ARS as of December 31, 2011, we determined that there was a decline in the fair value of our ARS investments of approximately $2.7 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future.  See Notes 4 and 5 to the consolidated financial statements for further discussion.

We have approximately $112.3 million in intangible assets as of December 31, 2011. As of December 31, 2011, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this Item is incorporated by reference to our Proxy Statement for our 2012 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2012 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2012 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2012 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2010, and 2011 (in thousands):

Allowance for doubtful accounts and billing adjustments (1)	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2009	$3,213	$4,172	$4,522	$2,863
Year ended December 31, 2010	$2,863	$1,471	$1,919	$2,415
Year ended December 31, 2011	$2,415	$1,525	$1,416	$2,524

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for billing adjustments are charged against revenues.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 23rd day of February 2012.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 23, 2012
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 23, 2012
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 23, 2012
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 23, 2012
David Bonderman

/s/ Warren H. Haber	Director	February 23, 2012
Warren H. Haber

/s/ Christopher J. Nassetta	Director	February 23, 2012
Christopher J. Nassetta

/s/ Michael J. Glosserman	Director	February 23, 2012
Michael J. Glosserman

/s/ David J. Steinberg	Director	February 23, 2012
David J. Steinberg

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 27, 2011, by and among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 20, 2011, among LoopNet, Inc., CoStar Group, Inc. and Lonestar Acquisition Sub, Inc. (Incorporated by referenced to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2011.
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of the Registrant (Reg. No. 333-174214) filed with the Commission on June 3, 2011.
*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 8, 2011.
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).
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

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
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

*10.14	CoStar Group, Inc. 2011 Incentive Bonus Plan (Incorporated by referenced to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2011).
*10.15	CoStar Group, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2010).
*10.16
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.17
First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.18
Executive Service Contract dated February 16, 2007, between Property Investment Exchange Limited and Paul Marples (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

10.19
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.20
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

10.22
Purchase and Sale Agreement between 1331 L Street LLC and 1331 L Street Holdings, LLC, dated January 20, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).

10.23
Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q for the quarter ended March 31, 2011).

10.24
Purchase and Sale Agreement by and between 1331 L Street Holdings, LLC and GLL L-Street 1331, LLC, dated February 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q for the quarter ended March 31, 2011).

10.25
Voting and Support Agreement, dated as of April 27, 2011, by and among CoStar Group, Inc., LoopNet, Inc., the holders of Series A convertible preferred stock of LoopNet, Inc., certain executive officers and the directors of LoopNet, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
**101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statement of Operations for the years ended December 31, 2009, 2010 and 2011, respectively; (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2011, respectively; (iii) Consolidated Statements of Stockholders’’ Equity for the years ended December 31, 2009, 2010 and 2011, respectively; (iv) Consolidated Statements of Cash Flows for years ended December 31, 2009, 2010 and 2011, respectively; (v) Notes to the Consolidated Financial Statements that have been detail tagged; and (vi) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

* Management Contract or Compensatory Plan or Arrangement.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of CoStar Group, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 23, 2012

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011

Revenues	$209,659	$226,260	$251,738
Cost of revenues	73,714	83,599	88,167
Gross margin	135,945	142,661	163,571

Operating expenses:
Selling and marketing	42,508	52,455	61,164
Software development	13,942	17,350	20,037
General and administrative	44,248	47,776	58,362
Purchase amortization	3,412	2,305	2,237
	104,110	119,886	141,800
Income from operations	31,835	22,775	21,771
Interest and other income, net	1,253	735	798
Income before income taxes	33,088	23,510	22,569
Income tax expense, net	14,395	10,221	7,913
Net income	$18,693	$13,289	$14,656

Net income per share — basic	$0.95	$0.65	$0.63
Net income per share — diluted	$0.94	$0.64	$0.62

Weighted average outstanding shares — basic	19,780	20,330	23,131
Weighted average outstanding shares — diluted	19,925	20,707	23,527

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$206,405	$545,280
Short-term investments	3,722	3,515
Accounts receivable, less allowance for doubtful accounts of approximately $2,415 and $2,524 as of December 31, 2010 and 2011, respectively	13,094	16,589
Deferred income taxes, net	5,203	11,227
Income tax receivable	4,940	850
Prepaid expenses and other current assets	5,809	5,722
Total current assets	239,173	583,183

Long-term investments	29,189	24,584
Deferred income taxes, net	—	10,224
Property and equipment, net	69,921	37,571
Goodwill	79,602	91,784
Intangibles and other assets, net	18,774	20,530
Deposits and other assets	2,989	3,159
Total assets	$439,648	$771,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,123	$6,010
Accrued wages and commissions	12,465	16,695
Accrued expenses	18,411	12,761
Deferred gain on the sale of building	—	2,523
Income taxes payable	—	978
Deferred rent	—	544
Deferred revenue	16,895	22,271
Total current liabilities	50,894	61,782

Deferred gain on the sale of building	—	31,333
Deferred rent	4,032	16,592
Deferred income taxes, net	1,450	—
Income taxes payable	1,770	2,151
Total liabilities	58,146	111,858

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,773 and 25,426 issued and outstanding as of December 31, 2010 and 2011, respectively	208	254
Additional paid-in capital	374,981	637,816
Accumulated other comprehensive loss	(8,706)	(8,568)
Retained earnings	15,019	29,675
Total stockholders’ equity	381,502	659,177
Total liabilities and stockholders’ equity	$439,648	$771,035

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Comprehensive	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Income	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at December 31, 2008		19,733	$197	$333,983	$(13,796)	$(16,963)	$303,421
Net income	$18,693	—	—	—	—	18,693	18,693
Foreign currency translation adjustment	3,671	—	—	—	3,671	—	3,671
Net unrealized gain on investments	2,560	—	—	—	2,560	—	2,560
Comprehensive income	$24,924
Exercise of stock options		85	—	2,232	—	—	2,232
Restricted stock grants		237	2	—	—	—	2
Restricted stock grants surrendered		(44)	—	(672)	—	—	(672)
Stock compensation expense, net of forfeitures		—	—	6,438	—	—	6,438
ESPP		7	—	230	—	—	230
Consideration for PPR		573	6	20,897	—	—	20,903
Consideration for Resolve Technology		26	1	1,124	—	—	1,125
Excess tax benefit for exercised stock options		—	—	403	—	—	403
Balance at December 31, 2009		20,617	206	364,635	(7,565)	1,730	359,006
Net income	$13,289	—	—	—	—	13,289	13,289
Foreign currency translation adjustment	(1,064)	—	—	—	(1,064)	—	(1,064)
Net unrealized loss on investments	(77)	—	—	—	(77)	—	(77)
Comprehensive income	$12,148
Exercise of stock options		138	2	3,720	—	—	3,722
Restricted stock grants		113	—	—	—	—	—
Restricted stock grants surrendered		(103)	—	(2,906)	—	—	(2,906)
Stock compensation expense, net of forfeitures		—	—	8,270	—	—	8,270
ESPP		8	—	360	—	—	360
Excess tax benefit for exercised stock options		—	—	902	—	—	902
Balance at December 31, 2010		20,773	208	374,981	(8,706)	15,019	381,502
Net income	$14,656	—	—	—	—	14,656	14,656
Foreign currency translation adjustment	25	—	—	—	25	—	25
Net unrealized gain on investments	113	—	—	—	113	—	113
Comprehensive income	$14,794
Exercise of stock options		198	2	6,212	—	—	6,214
Restricted stock grants		197	1	—	—	—	1
Restricted stock grants surrendered		(63)	—	(2,307)	—	—	(2,307)
Stock compensation expense, net of forfeitures		—	—	8,056	—	—	8,056
Stock issued for equity offering		4,313	43	247,881	—	—	247,924
ESPP		8	—	452	—	—	452
Excess tax benefit for exercised stock options		—	—	2,541	—	—	2,541
Balance at December 31, 2011		25,426	$254	$637,816	$(8,568)	$29,675	$659,177

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities:
Net income	$18,693	$13,289	$14,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,583	8,607	8,435
Amortization	7,093	5,042	4,417
Deferred income tax expense, net	(2,428)	1,675	(17,104)
Provision for losses on accounts receivable	4,172	1,471	1,525
Excess tax benefit from stock options	(403)	(902)	(2,541)
Stock-based compensation expense	6,460	8,306	8,103
Deferred consideration settlement	—	—	(1,207)
Property and equipment write-off	603	674	628
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,610)	(1,776)	(4,573)
Interest receivable	97	70	4
Income tax receivable	—	(4,940)	4,090
Prepaid expenses and other current assets	(1,521)	(714)	1,042
Deposits and other assets	(1,013)	(385)	(154)
Accounts payable and other liabilities	1,531	6,690	4,030
Deferred revenue	(812)	2,162	4,334
Net cash provided by operating activities	38,445	39,269	25,685

Investing activities:
Settlement of investments	17,159	16,854	4,911
Proceeds from sale of building, net	—	—	83,553
Purchases of property and equipment and other assets	(9,420)	(57,358)	(15,013)
Acquisitions, net of cash acquired	(3,207)	—	(15,085)
Net cash provided by (used in) investing activities	4,532	(40,504)	58,366

Financing activities:
Excess tax benefit from stock options	403	902	2,541
Repurchase of restricted stock to satisfy tax withholding obligations	(672)	(2,904)	(2,307)
Proceeds from equity offering, net of transaction costs	—	—	247,924
Proceeds from exercise of stock options and ESPP	2,441	4,044	6,622
Net cash provided by financing activities	2,172	2,042	254,780

Effect of foreign currency exchange rates on cash and cash equivalents	655	(188)	44
Net increase in cash and cash equivalents	45,804	619	338,875
Cash and cash equivalents at beginning of year	159,982	205,786	206,405
Cash and cash equivalents at end of year	$205,786	$206,405	$545,280

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information and analytic services. Additionally, cost of revenues includes the cost of data from third party data sources, which is expensed as incurred, and the amortization of database technology.

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2009, 2010 and 2011.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2009, 2010 and 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2010	2011
Foreign currency translation adjustment	$(5,915)	$(5,890)
Accumulated net unrealized loss on investments, net of tax	(2,791)	(2,678)
Total accumulated other comprehensive loss	$(8,706)	$(8,568)

Advertising Costs

The Company expenses advertising costs as incurred. E-commerce advertising expenses were approximately $3.3 million, $3.0 million and $2.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation— (Continued)

Cash flows resulting from excess tax benefits are classified as part of net cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $2.4 million, $4.0 million and $6.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.  There were approximately $400,000, $900,000 and $2.5 million of excess tax benefits realized from stock option and award exercises for the years ended December 31, 2009, 2010 and 2011.

Stock-based compensation expense for stock options and restricted stock under equity incentive plans and stock purchases under the ESPP included in the Company's results of operations was as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cost of revenues	$888	$1,504	$1,635
Selling and marketing	1,125	1,518	1,339
Software development	588	949	1,130
General and administrative	3,859	4,335	3,999
Total stock-based compensation	$6,460	$8,306	$8,103

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, commercial paper and U.S. Government Securities. As of December 31, 2010 and 2011, cash of approximately $190,000 and $195,000, respectively, was held to support letters of credit for security deposits.

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”).  Investments are carried at fair value.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, and accrued expenses, approximates fair value.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts.  The Company regularly reviews the allowance by considering factors such as historical experience, the aging of the balances, and current economic conditions that may affect a customer’s ability to pay.

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

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of outside services, purchased software license costs and internal product development costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over the fair value of assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit. The Company’s operating segments, U.S. and International, are the reporting units tested for potential impairment.  The goodwill impairment test is a two-step process.  The first step is to determine the fair value of each reporting unit.  The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company’s future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss, if any.  The impairment loss is measured based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk in its current business model.

 Intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and are reviewed at least annually for impairment.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized.  Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements.  The Company’s capitalized product development costs had a total net book value of approximately $0 and $493,000 as of December 31, 2010 and 2011, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  No amortization expense for capitalized product development costs was recognized by the Company for the years ended December 31, 2009 and 2010, respectively.  The Company amortized capitalized product development costs of approximately $80,000 for the year ended December 31, 2011.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method.  The Company capitalized debt issuance costs of approximately $0 and $900,000 as of December 31, 2010 and 2011, respectively.  The debt issuance costs are associated with the financing commitment from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) and the credit facility entered into subsequent to December 31, 2011.  See Notes 19 and 20 for additional information regarding the financing commitment from J.P. Morgan Bank and the credit facility entered into subsequent to December 31, 2011.  No amortization expense for debt issuance costs was recognized by the Company for the years ended December 31, 2009, 2010 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the initial recognition, measurement and subsequent accounting for assets and liabilities arising from pre-acquisition contingencies in a business combination. It requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. When fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This guidance requires that companies expense acquisition and deal-related costs that were previously allowed to be capitalized.  This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for contingent assets or liabilities arising from business combinations with an acquisition date on or after January 1, 2009.   The adoption of this guidance changes the accounting treatment and disclosure for certain specific items in a business combination with an acquisition date subsequent to December 31, 2008.  The Company adopted this guidance on January 1, 2009, and began expensing acquisition and deal-related costs in 2009 based on the issued authoritative guidance.

In April 2009, the FASB issued authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (financial and non-financial) and requires enhanced disclosures. The Company adopted this guidance for its interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, but did require additional disclosures in the Company’s financial statements.

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

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for all interim and annual reporting periods ending after June 15, 2009. This guidance has not resulted in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIE).  Previously, variable interest holders were required to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  The new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  This guidance also requires that companies continually evaluate VIEs for consolidation, rather than assessing whether consolidation is required based upon the occurrence of triggering events.  This guidance enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective for the first annual reporting period beginning after November 15, 2009. This guidance did not have a material impact on the Company’s results of operations, financial position or related disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements— (Continued)

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require changes to the disclosures in the Company’s financial statements.

In July 2009, the FASB issued authoritative guidance to improve the consistency with which companies apply fair value measurements guidance to liabilities.  This guidance is effective for interim and annual periods beginning after September 30, 2009.  This guidance did not have a material impact on the Company’s results of operations, financial position or related disclosures.

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

In January 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured using observable inputs such as quoted prices in active markets) and Level 2 (assets and liabilities measured using inputs other than quoted prices in active markets that are either directly or indirectly observable) of the fair value measurement hierarchy, including the amount and reason of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional disclosure for Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require changes to the disclosures in its interim and annual financial statements.

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements— (Continued)

In April 2010, the FASB issued authoritative guidance related to the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone is: (a) commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered; (b) relates solely to past performance; and (c) is reasonable relative to all deliverables and payment terms in the arrangement.  This guidance is effective on a prospective basis for financial statements issued for interim and annual periods ending after June 15, 2010, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to have a material impact on the Company’s results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

In September 2011, the FASB issued authoritative guidance to simplify how companies test goodwill for impairment.  The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued authoritative guidance to defer the effective date pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income previously established in the authoritative guidance issued in June 2011.  This guidance also defers the presentation of the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance is not expected to have a material impact on the Company’s results of operations or financial position, but will require changes to the consolidated statement of stockholders’ equity and the addition of the consolidated statement of comprehensive income.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3. ACQUISITIONS

On October 25, 2011, the Company acquired Virtual Premise, Inc. (“Virtual Premise”), a Software as a Service (“SaaS”) provider of real estate information management solutions. Pursuant to the terms of the acquisition agreement, the Company paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date to the Virtual Premise stockholders and the remaining 20% of which will be held in escrow until paid 270 days after the closing date, subject to use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to such date.  The purchase price was later reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount is expected to be paid from the escrow fund to the Company.

The purchase price for the Virtual Premise acquisition was allocated as follows (in thousands):

Acquired trade names and other	$740
Acquired customer base	3,740
Acquired database technology	810
Goodwill	12,205
Other assets and liabilities	(529)
Total purchase consideration	$16,966

This acquisition was accounted for using the acquisition method which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date.  The purchase price was allocated to tradenames, customer base, database technology, goodwill and various other asset and liability accounts.  The acquired customer base for the acquisition, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over ten years. The identified intangibles are amortized over their estimated useful lives.  Goodwill for this acquisition is not amortized, but is subject to annual impairment tests.  The results of operations of Virtual Premise have been consolidated with those of the Company since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition. The purchase accounting is preliminary and is subject to change.

4. INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as “ARS”.  Investments are carried at fair market value.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of December 31, 2011 are as follows (in thousands):

Maturity	Fair Value
Due in:
2012	$3,461
2013-2016	—
2017-2021	54
2022 and thereafter	24,584
Available-for-sale investments	$28,099

The realized gains on the Company’s investments for the years ended December 31, 2009, 2010 and 2011 were approximately $4,000, $11,000 and $0, respectively.  The realized losses on the Company’s investments for the years ended December 31, 2009, 2010 and 2011 were approximately $5,000, $41,000 and $0, respectively.

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

As of December 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,397	$64	$—	$3,461
Government-sponsored enterprise obligations	55	—	(1)	54
Auction rate securities	27,325	—	(2,741)	24,584
Available-for-sale investments	$30,777	$64	$(2,742)	$28,099

As of December 31, 2010, the amortized cost basis and fair value of investments classified as available-for-sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized debt obligations	$46	$—	$—	$46
Corporate debt securities	3,407	196	—	3,603
Government-sponsored enterprise obligations	74	—	(1)	73
Auction rate securities	32,175	—	(2,986)	29,189
Available-for-sale investments	$35,702	$196	$(2,987)	$32,911

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4. INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of December 31, 2010 and 2011 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2010 and 2011.  See Note 5 to the consolidated financial statements for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months consists of the following (in thousands):

	December 31,
	2010		2011
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$73	$(1)	$54	$(1)
Auction rate securities	29,189	(2,986)	24,584	(2,741)
Investments in an unrealized loss position	$29,262	$(2,987)	$24,638	$(2,742)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2010 and 2011, respectively.

5. FAIR VALUE

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$75,688	$—	$—	$75,688
Money market funds	220,996	—	—	220,996
Commercial paper	248,596	—	—	248,596
Corporate debt securities	—	3,461	—	3,461
Government-sponsored enterprise obligations	—	54	—	54
Auction rate securities	—	—	24,584	24,584
Total assets measured at fair value	$545,280	$3,515	$24,584	$573,379

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to December 31, 2011 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	$24,584

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. FAIR VALUE — (CONTINUED)

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of December 31, 2011, the Company held ARS with $27.3 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2011.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2011.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk.  Based on this assessment of fair value, as of December 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of December 31, 2011, the Company had no Level 3 liabilities.  As of December 31, 2010, the Company held Level 3 liabilities for deferred consideration related to the Company’s October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration totaled $3.2 million as of December 31, 2010 and included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period may be extended by the parties to a date no later than December 31, 2014.  On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.  On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the original agreement.  Under the terms of the agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation.  The Company reversed the remaining $1.2 million deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2009 to December 31, 2011 (in thousands):

Deferred Consideration
Balance at December 31, 2009	$3,082
Accretion for 2010	140
Balance at December 31, 2010	3,222
Accretion for 2011	85
Payments made in 2011	(2,100)
Adjustments made in 2011	(1,207)
Balance at December 31, 2011	$—

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

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2011
Building	$42,920	$—
Leasehold improvements	16,290	24,029
Furniture, office equipment and research vehicles	21,116	23,740
Computer hardware and software	24,354	28,561
	104,680	76,330
Accumulated depreciation and amortization	(34,759)	(38,759)
Property and equipment, net	$69,921	$37,571

Depreciation expense for property and equipment was approximately $7.6 million, $8.6 million and $8.4 million for the years ended December 31, 2009, 2010 and 2011.

7. GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2009	$55,260	$25,061	$80,321
Effect of foreign currency translation	—	(719)	(719)
Goodwill, December 31, 2010	55,260	24,342	79,602
Acquisitions	12,205	—	12,205
Effect of foreign currency translation	—	(23)	(23)
Goodwill, December 31, 2011	$67,465	$24,319	$91,784

The Company recorded goodwill of approximately $12.2 million in connection with the October 2011 acquisition of Virtual Premise.

During the fourth quarters of 2010 and 2011, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average
	2010	2011	Amortization Period (in years)
Capitalized product development cost	$1,795	$2,140	4
Accumulated amortization	(1,795)	(1,647)
Capitalized product development cost, net	—	493

Building photography	11,771	12,031	5
Accumulated amortization	(10,311)	(11,122)
Building photography, net	1,460	909

Acquired database technology	26,034	25,140	4
Accumulated amortization	(22,150)	(21,477)
Acquired database technology, net	3,884	3,663

Acquired customer base	55,380	58,576	10
Accumulated amortization	(43,349)	(45,055)
Acquired customer base, net	12,031	13,521

Acquired trade names and other	9,640	10,376	7
Accumulated amortization	(8,241)	(8,432)
Acquired trade names and other, net	1,399	1,944

Intangibles and other assets, net	$18,774	$20,530

Amortization expense for intangibles and other assets was approximately $7.1 million, $5.0 million and $4.4 million for the years ended December 31, 2009, 2010 and 2011.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2011 for future periods is expected to be approximately $4.1 million, $3.2 million, $2.6 million, $2.3 million and $2.2 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):
	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$15,194	$7,061	$22,779
State	1,593	1,424	2,226
Foreign	26	61	12
Total current	16,813	8,546	25,017
Deferred:
Federal	(2,097)	1,706	(14,661)
State	(199)	(6)	(2,425)
Foreign	(122)	(25)	(18)
Total deferred	(2,418)	1,675	(17,104)
Total provision for income taxes	$14,395	$10,221	$7,913

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2010	2011
Deferred tax assets:
Reserve for bad debts	$921	$963
Accrued compensation	3,030	3,987
Stock compensation	3,087	4,049
Net operating losses	3,365	6,129
Accrued reserve	961	5,789
Capital loss carryovers	312	—
Unrealized loss on securities	1,074	1,025
Deferred rent	1,546	1,781
Deferred revenue	1,154	1,180
Other non-deductible liabilities	226	147
Deferred gain from sale of building	—	13,504
Total deferred tax assets	15,676	38,554

Deferred tax liabilities:
Prepaids	(725)	(1,054)
Depreciation	(2,396)	(3,546)
Intangibles	(4,132)	(7,233)
Total deferred tax liabilities	(7,253)	(11,833)

Net deferred tax asset	8,423	26,721
Valuation allowance	(4,670)	(5,270)
Net deferred taxes	$3,753	$21,451

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

For the years ended December 31, 2010 and 2011, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance for the years ended December 31, 2010 and 2011 includes an allowance for unrealized losses, foreign deferred tax assets and state net operating loss carryforwards. The valuation allowance for the deferred tax asset for unrealized losses has been recorded as an adjustment to accumulated other comprehensive loss.  For the year ended December 31, 2010, the valuation allowance also included an allowance for capital losses.  In 2011, the capital losses were used to offset the capital gains resulting from the Company’s sale of the office building located at 1331 L Street, NW, in downtown Washington, DC (the “DC Office Building”), which sale closed on February 18, 2011.  See Note 17 for details on the sale of the building.  As a result of the sale, the valuation allowance for capital losses was no longer required for the year ended December 31, 2011.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities and the capital loss carryovers as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses.  For the year ended December 31, 2011, the Company’s sale of the DC Office Building generated capital gains, but the Company does not expect to engage in similar transactions on a regular basis. The Company continues to maintain a valuation allowance as of December 31, 2011, for the unrealized losses on securities because it is uncertain as to whether the losses will be realized in a year such that the losses could be carried back to offset the gain from the Company’s sale of the DC Office Building.  A valuation allowance was established for the foreign deferred tax assets due to the uncertainty of future foreign taxable income. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets.  Similarly, the Company has established a valuation allowance for net operating losses in certain states where it is uncertain whether the Company will generate sufficient taxable income to utilize the net operating losses before they expire.

The Company’s change in valuation allowance was an increase of approximately $1.7 million for the year ended December 31, 2010 and an increase of approximately $600,000 for the year ended December 31, 2011. The increase for the year ended December 31, 2011 is primarily due to the increase in the valuation allowance for foreign deferred tax assets of approximately $900,000, which was partially offset by approximately $300,000 for the release of the valuation allowance for the capital loss upon the Company’s sale of the DC Office Building.

The Company had U.S. income of approximately $39.0 million, $30.2 million and $29.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.  The Company had foreign losses of approximately $5.9 million, $6.7 million and $6.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011

Expected federal income tax provision at statutory rate	$11,581	$8,229	$7,899
State income taxes, net of federal benefit	1,778	1,372	(123)
Foreign income taxes, net effect	347	(1,688)	(961)
Stock compensation	300	289	(143)
Increase in valuation allowance	1,446	1,657	643
Disregarded entity election	(1,477)	(992)	—
Nondeductible compensation	140	945	448
Other adjustments	280	409	150
Income tax expense, net	$14,395	$10,221	$7,913

The Company paid approximately $19.4 million, $12.9 million, and $19.5 million in income taxes for the years ended December 31, 2009, 2010 and 2011, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $15.9 million, which do not expire.  The Company has federal net operating loss carryforwards of approximately $4.6 million that begin to expire in 2020 and state income tax credit carryforwards of approximately $600,000 that begin to expire in 2020.

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2008	$1,558
Increase for current year tax positions	69
Increase for prior year tax positions	257
Expiration of the statute of limitation for assessment of taxes	(28)
Unrecognized tax benefit as of December 31, 2009	1,856
Increase for current year tax positions	70
Decrease for prior year tax positions	(116)
Expiration of the statute of limitation for assessment of taxes	(44)
Unrecognized tax benefit as of December 31, 2010	1,766
Increase for current year tax positions	1,243
Increase for prior year tax positions	445
Expiration of the statute of limitation for assessment of taxes	(107)
Unrecognized tax benefit as of December 31, 2011	$3,347

Approximately $244,000 and $1.4 million of the unrecognized tax benefit as of December 31, 2010, and 2011, respectively, would favorably affect the annual effective tax rate, if recognized in future periods.  During 2009, the Company recognized approximately $10,000 of interest benefit and $20,000 of penalties, and had total accruals of approximately $164,000 for interest and $54,000 for penalties as of December 31, 2009.  During 2010, the Company recognized approximately $20,000 of interest and $7,000 of penalties, and had total accruals of approximately $184,000 for interest and $61,000 for penalties as of December 31, 2010.  During 2011, the Company recognized approximately $31,000 of interest and $8,000 of penalties, and had total accruals of approximately $215,000 for interest and $69,000 for penalties as of December 31, 2011. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. INCOME TAXES — (CONTINUED)

The Company’s federal and state income tax returns for tax years 2008 through 2010 remain open to examination.  The Company’s U.K. income tax returns for tax years 2005 through 2010 remain open to examination.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2009, 2010 and 2011 was approximately $9.1 million, $12.0 million and $13.3 million, respectively.

Future minimum lease payments as of December 31, 2011 are as follows (in thousands):

2012	$13,420
2013	11,055
2014	9,151
2015	8,882
2016	8,912
2017 and thereafter	72,854
$124,274

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP).  Pursuant to the merger agreement, (a) each outstanding share of LoopNet common stock will be converted into a unit consisting of (i) $16.50 in cash (the “Cash Consideration”), without interest and (ii) 0.03702 shares of CoStar common stock (the “Stock Consideration”), and (b) each outstanding share of Series A Preferred Stock will be converted into a unit consisting of (i) the product of 148.80952 multiplied by the Cash Consideration and (ii) the product of 148.80952 multiplied by the Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. The transaction is subject to customary closing conditions, including antitrust clearance. The holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011. The Company engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as its financial advisor in connection with the acquisition.  On April 27, 2011, CoStar received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction.  See Note 20 for additional information regarding the financing commitment from J.P. Morgan Bank and the credit facility entered into subsequent to December 31, 2011.

The Company is obligated to pay $4.0 million to J.P. Morgan if the acquisition closes.   Completion of the merger remains subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and other customary closing conditions.  As of December 31, 2011, the parties have not yet reached agreement with the Federal Trade Commission (the “FTC”) on the terms of a consent order with the FTC, and there can be no assurance that such agreement will be reached in a timely manner or at all.  See Note 20 for further details on the waiting period imposed by the HSR Act and discussions with the FTC that occurred subsequent to December 31, 2011.

In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay the Company a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, the Company may be obligated to pay LoopNet a termination fee of $51.6 million.  See Note 19 for further details on the pending acquisition and Notes 19 and 20 for additional information regarding the waiting period imposed by the HSR Act.

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

11.  SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUSTM services, currently generate approximately 94% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company’s primary service offering in the U.S. operating segment.  FOCUS is the Company’s primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments.  EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.  SEGMENT REPORTING— (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Revenues
United States	$191,556	$208,463	$233,381
International
External customers	18,103	17,797	18,357
Intersegment revenue	898	1,266	1,140
Total international revenue	19,001	19,063	19,497
Intersegment eliminations	(898)	(1,266)	(1,140)
Total revenues	$209,659	$226,260	$251,738

EBITDA
United States	$47,697	$39,607	$38,099
International	(1,186)	(3,183)	(3,476)
Total EBITDA	$46,511	$36,424	$34,623

Reconciliation of EBITDA to net income
EBITDA	$46,511	$36,424	$34,623
Purchase amortization in cost of revenues	(2,389)	(1,471)	(1,353)
Purchase amortization in operating expenses	(3,412)	(2,305)	(2,237)
Depreciation and other amortization	(8,875)	(9,873)	(9,262)
Interest income, net	1,253	735	798
Income tax expense, net	(14,395)	(10,221)	(7,913)
Net income	$18,693	$13,289	$14,656

Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, Property and Portfolio Research, Inc. (“PPR”), by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount the Company believes approximates fair value.  U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.

International EBITDA includes a corporate allocation of approximately $500,000, $400,000 and $800,000 for the years ended December 31, 2009, 2010 and 2011, respectively.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.  SEGMENT REPORTING— (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2010	2011
Property and equipment, net
United States	$67,076	$35,044
International	2,845	2,527
Total property and equipment, net	$69,921	$37,571

Goodwill
United States	$55,260	$67,465
International	24,342	24,319
Total goodwill	$79,602	$91,784

Assets
United States	$469,449	$808,930
International	39,038	38,061
Total operating segment assets	$508,487	$846,991

Reconciliation of operating segment assets to total assets
Total operating segment assets	$508,487	$846,991
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(50,495)	(57,612)
Total assets	$439,648	$771,035

Liabilities
United States	$52,482	$107,776
International	47,944	53,221
Total operating segment liabilities	$100,426	$160,997

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$100,426	$160,997
Intercompany payables	(42,280)	(49,139)
Total liabilities	$58,146	$111,858

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

13.  NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2009	2010	2011
Numerator:
Net income	$18,693	$13,289	$14,656
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	19,780	20,330	23,131
Effect of dilutive securities:
Stock options and restricted stock	145	377	396
Denominator for diluted net income per share — weighted-average outstanding shares	19,925	20,707	23,527

Net income per share — basic	$0.95	$0.65	$0.63
Net income per share — diluted	$0.94	$0.64	$0.62

Stock options to purchase approximately 483,800, 167,000 and 2,300 shares that were outstanding as of December 31, 2009, 2010 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, the effect would have been anti-dilutive.

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

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant.  The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. The Company has reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 2, 2010): (a) 2,300,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date.  Approximately 1.9 million and 1.3 million shares were available for future grant under the 2007 Plan as of December 31, 2010 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS —  (CONTINUED)

Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	815,586	$16.20 - 55.07	$33.98
Granted	267,756	$25.00 - 40.13	$31.05
Exercised	(85,228)	$17.35 - 36.38	$26.20
Canceled or expired	(44,818)	$30.06 - 46.81	$39.40
Outstanding at December 31, 2009	953,296	$16.20 - 55.07	$33.60
Granted	160,892	$40.06 - 54.51	$43.49
Exercised	(137,724)	$16.20 - 45.18	$27.01
Canceled or expired	(30,768)	$18.31 - 44.86	$37.83
Outstanding at December 31, 2010	945,696	$17.34 - 55.07	$36.10
Granted	111,470	$57.16 - 60.23	$57.28
Exercised	(198,132)	$17.97 - 54.51	$31.37
Canceled or expired	(11,932)	$36.48 - 54.51	$40.65
Outstanding at December 31, 2011	847,102	$17.34 - 60.23	$39.93	5.72	$22,701

Exercisable at December 31, 2009	650,063	$16.20 - 55.07	$33.60
Exercisable at December 31, 2010	609,274	$17.34 - 55.07	$35.21
Exercisable at December 31, 2011	558,849	$17.34 - 55.07	$37.15	4.35	$16,531

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2009, 2010 and 2011 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2009, 2010 and 2011, that had an exercise price less than the closing price on that date. Options to purchase 85,228, 137,724 and 198,132 shares were exercised for the years ended December 31, 2009, 2010, and 2011, respectively.  The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $1.2 million, $2.5 million and $6.1 million for the years ended December 31, 2009, 2010, and 2011, respectively.

At December 31, 2011, there was $14.2 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.5 years.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS — (CONTINUED)

 Stock Incentive Plans — (Continued)

The weighted-average grant date fair value of each option granted during the years ended December 2009, 2010 and 2011 using the Black-Scholes option-pricing model was $12.72, $16.54 and $21.57 respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2009	2010	2011

Dividend yield	0%	0%	0%
Expected volatility	43%	40%	40%
Risk-free interest rate	2.2%	2.2%	2.2%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$17.34 - 23.08	45,400	0.79	$20.68	45,400	$20.68
$25.00 - 25.00	117,379	7.17	$25.00	74,810	$25.00
$28.15 - 30.06	85,290	1.71	$28.76	85,290	$28.76
$36.48 - 39.00	149,763	4.76	$38.10	113,470	$38.41
$39.53 - 42.10	21,597	3.39	$39.82	17,221	$39.74
$42.29 - 42.29	102,767	8.19	$42.29	31,698	$42.29
$42.71 - 44.86	116,596	5.35	$44.12	104,667	$44.24
$45.18 - 55.07	96,840	5.63	$52.25	86,293	$51.97
$57.16 - 57.16	102,700	9.17	$57.16	—	—
$58.06 - 60.23	8,770	9.18	$58.63	—	—
$17.34 - 60.23	847,102	5.72	$39.93	558,849	$37.15

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14. EMPLOYEE BENEFIT PLANS — (CONTINUED)

 Stock Incentive Plans — (Continued)

The following table presents unvested restricted stock awards activity for the year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2010	314,374	$39.09
Granted	196,827	$60.91
Vested	(122,144)	$39.16
Canceled	(22,466)	$43.37
Unvested restricted stock at December 31, 2011	366,591	$50.52

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees.  The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service.  In 2009, 2010 and 2011, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation.  Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2009, 2010 and 2011 were approximately $1.4 million, $1.5 million and $1.9 million, respectively. The Company did not have administrative expenses in connection with the 401(k) plan for the years ended December 31, 2009, 2010 and 2011, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s U.K. offices. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by the Inland Revenue. The Company contributes a match subject to the percentage of the employees’ contribution. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2009, 2010 and 2011 were approximately $130,000, $160,000 and $160,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during the offering period. The offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates.  There were 64,106 and 56,339 shares available for purchase under the ESPP as of December 31, 2010 and 2011, respectively and approximately 8,100 and 7,800 shares of the Company’s common stock were purchased under the ESPP during 2010 and 2011, respectively.

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

The amount of the lease restructuring charges recorded were based upon management’s best estimate of amounts and timing of certain events that are expected to occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments, for the year ended December 31, 2011, an adjustment of approximately $195,000 was recorded due to changes in the Company’s assumed sublease income over the remaining lease term.   The Company did not record an adjustment to the initial lease restructuring charges for the years ended December 31, 2009 and 2010, respectively.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2009 to December 31, 2011 (in thousands):
Lease Restructuring Accrual
Accrual balance at December 31, 2009	$—
Original charge for Boston offices	1,160
Rent payments made in 2010	(229)
Accrual balance at December 31, 2010	931
Original charge for White Marsh office	959
Rent payments made in 2011	(1,319)
Adjustment for assumed sublease income and accretion in 2011	262
Accrual balance at December 31, 2011	$833

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

The purchase of the building was accounted for as an asset acquisition.  The total purchase price of $41.25 million, plus $1.7 million of direct transaction costs was allocated to the building.  No other significant assets or liabilities were acquired in this transaction.  See Note 17 for further details on the subsequent sale of the building in February 2011.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

17. SALE OF BUILDING

On February 2, 2011, 1331 L Street Holdings, LLC (“Holdings”), a wholly owned subsidiary of the Company, and GLL L-Street 1331, LLC (“GLL”), an affiliate of Munich-based GLL Real Estate Partners GmbH, entered into a purchase and sale agreement pursuant to which (i) Holdings agreed to sell to GLL its interest in the 169,429 square-foot office building located at 1331 L Street, NW, in downtown Washington, DC, and (ii) CoStar Realty Information, Inc. (“CoStar Realty”), a wholly owned subsidiary of the Company, agreed to enter into a lease expiring May 31, 2025 with GLL to lease back 149,514 square feet of the office space located in this building, which the Company continues to use as its corporate headquarters.   The closing of the sale took place on February 18, 2011. The aggregate consideration paid by GLL to Holdings pursuant to the purchase and sale agreement was $101.0 million in cash, $15.0 million of which was designated to fund additional build-out and planned improvements at the building.  Approximately $12.5 million of the $15.0 million additional build-out is recorded as a leasehold improvement in property and equipment.  The carrying value of the building at the time of the sale was approximately $47.5 million. Pursuant to the purchase and sale agreement, Holdings entered into an assignment and assumption agreement with GLL regarding the existing ground lease.

The office lease will expire May 31, 2025. The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011.  Minimum lease payments will be approximately $6.0 million, $6.1 million, $6.3 million, $6.4 million and $6.6 million for fiscal years 2012 through 2016, respectively, and a total of $62.6 million from 2017 to the end of the lease term.

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback.  The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions.  The Company recorded approximately $2.2 million from the gain on sale for the year ended December 31, 2011.  The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

18. EQUITY OFFERING

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

19. PENDING ACQUISITION

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. Pursuant to the merger agreement, (a) each outstanding share of LoopNet common stock will be converted into a unit consisting of (i) $16.50 in cash, without interest and (ii) 0.03702 shares of CoStar common stock, and (b) each outstanding share of Series A Preferred Stock will be converted into a unit consisting of (i) the product of 148.80952 multiplied by the Cash Consideration and (ii) the product of 148.80952 multiplied by the Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011.  The transaction remains subject to customary closing conditions, including antitrust clearance.  On April 27, 2011, CoStar received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which will be available, subject to customary conditions, to fund the acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction.  As a result of the pending LoopNet acquisition, the Company recorded approximately $14.2 million in acquisition-related costs in general and administrative expense for the year ended December 31, 2011.  See Note 20 for additional information regarding the financing commitment from J.P. Morgan Bank and the credit facility entered into subsequent to December 31, 2011.

As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both the Company and LoopNet filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between the Company and LoopNet was scheduled to expire on June 30, 2011.  As previously reported in a Current Report on Form 8-K, on June 30, 2011, CoStar and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger of Lonestar Acquisition Sub, Inc., a wholly-owned subsidiary of CoStar, and LoopNet (the “merger”).  At the FTC’s request, CoStar and LoopNet subsequently agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.   On November 4, 2011, each of the Company and LoopNet certified as to its substantial compliance with the second request.  Completion of the merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions.  See Note 20 for further details on the status of the pending acquisition and the waiting period imposed by the HSR Act subsequent to December 31, 2011.

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

20. SUBSEQUENT EVENTS

As previously disclosed on January 3, 2012, the Company and LoopNet voluntarily agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the merger to close.  On January 31, 2012, the Company and LoopNet mutually agreed to extend the date after which either party may individually elect to terminate the merger agreement from January 31, 2012 to April 30, 2012.  As of December 31, 2011, the parties have not yet reached agreement with the FTC on the terms of such a consent order, and there can be no assurance that such agreement will be reached in a timely manner or at all.  Completion of the merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions.  As of December 31, 2011, discussions are ongoing with the FTC and neither the Company and LoopNet, on the one hand, nor the FTC Staff, on the other hand, has triggered commencement of the 45-day period.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

20. SUBSEQUENT EVENTS — (CONTINUED)

On February 16, 2012, the Company entered into a credit agreement (the “Credit Agreement”) by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Bank, as administrative agent.  The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  The Company expects to use the proceeds of the term loan facility on the date on which such conditions are satisfied along with net proceeds from the equity offering in June 2011 to pay a portion of the merger consideration and transaction costs related to the merger.  The proceeds of the revolving credit facility may be used, on the closing date, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes of CoStar and its subsidiaries.

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date.  The loans under the Credit Agreement will bear interest, at the Company’s option, either (i) during any interest period selected by CoStar, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum.  If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum.  The obligations under the Credit Agreement will be guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents to be entered into on the closing date.

The original commitment letter from J.P. Morgan Bank received on April 27, 2011 remains outstanding and available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of the Company and its subsidiaries following the LoopNet transaction until the earlier of funding of the term loan facility into escrow pursuant to the Credit Agreement, if applicable, and the business day after the beginning of the marketing period under the merger agreement.  However, the Company does not currently anticipate utilizing that original commitment.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.5 to 1.0 and a total leverage ratio not exceeding 3.25 to 1.00 during the first two fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarter after the closing date and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

In connection with obtaining the facility pursuant to the Credit Agreement, the Company expects to incur approximately $10.6 million in debt issuance costs, which will be capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs will be comprised of approximately $9.1 million in underwriting fees and approximately $1.5 million primarily related to legal fees associated with the debt issuance.  The Company has incurred approximately $900,000 in debt issuance costs as of December 31, 2011.