Form 10-Q
period 2012-03-31
COSTAR GROUP INC
filed 2012-04-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, there were 25,806,357 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$68,629	$59,618
Cost of revenues	24,334	22,566
Gross margin	44,295	37,052

Operating expenses:
Selling and marketing	15,550	13,246
Software development	5,015	5,268
General and administrative	14,494	10,899
Purchase amortization	634	543
	35,693	29,956
Income from operations	8,602	7,096
Interest and other income, net	250	202
Income before income taxes	8,852	7,298
Income tax expense, net	3,720	2,766
Net income	$5,132	$4,532

Net income per share — basic	$0.20	$0.22
Net income per share — diluted	$0.20	$0.22

Weighted average outstanding shares — basic	25,128	20,531
Weighted average outstanding shares — diluted	25,528	20,965

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$5,132	$4,532
Other comprehensive income, net of tax
Foreign currency translation adjustment	934	1,052
Net change in unrealized loss on investments, net of tax	(38)	(27)
Total other comprehensive income	896	1,025
Total comprehensive income	$6,028	$5,557

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$549,096	$545,280
Short-term investments	2,285	3,515
Accounts receivable, less allowance for doubtful accounts of approximately $2,628 and $2,524 as of March 31, 2012 and December 31, 2011, respectively	16,352	16,589
Deferred income taxes, net	11,166	11,227
Income tax receivable	—	850
Prepaid expenses and other current assets	6,009	5,722
Total current assets	584,908	583,183

Long-term investments	24,534	24,584
Deferred income taxes, net	10,108	10,224
Property and equipment, net	38,584	37,571
Goodwill	92,624	91,784
Intangibles and other assets, net	19,537	20,530
Deposits and other assets	3,456	3,159
Total assets	$773,751	$771,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,171	$6,010
Accrued wages and commissions	9,827	16,695
Accrued expenses	14,819	12,761
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	2,614	978
Deferred rent	555	544
Deferred revenue	23,234	22,271
Total current liabilities	57,743	61,782

Deferred gain on the sale of building	30,702	31,333
Deferred rent	16,440	16,592
Income taxes payable	2,161	2,151
Total liabilities	107,046	111,858

Total stockholders’ equity	666,705	659,177
Total liabilities and stockholders’ equity	$773,751	$771,035

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$5,132	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,144	2,309
Amortization	1,176	1,123
Excess tax benefit from stock options	(465)	(595)
Stock-based compensation expense	2,187	2,064
Deferred income tax expense, net	2,675	465
Provision for losses on accounts receivable	358	537
Changes in operating assets and liabilities:
Accounts receivable	(87)	(3,649)
Prepaid expenses and other current assets	138	1,660
Deposits and other assets	(141)	347
Accounts payable and other liabilities	(7,579)	(2,939)
Deferred revenue	843	1,832
Net cash provided by operating activities	6,381	7,686

Investing activities:
Settlement of investments	1,245	33
Proceeds from sale of building, net	—	83,553
Purchases of property and equipment and other assets	(3,012)	(5,772)
Net cash (used in) provided by investing activities	(1,767)	77,814

Financing activities:
Payments of debt issuance costs	(125)	—
Excess tax benefit from stock options	465	595
Repurchase of restricted stock to satisfy tax withholding obligations	(1,611)	(1,476)
Proceeds from exercise of stock options and ESPP	457	1,156
Net cash (used in) provided by financing activities	(814)	275

Effect of foreign currency exchange rates on cash and cash equivalents	16	72
Net increase in cash and cash equivalents	3,816	85,847
Cash and cash equivalents at the beginning of period	545,280	206,405
Cash and cash equivalents at the end of period	$549,096	$292,252

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011, its other comprehensive income for the three months ended March 31, 2012 and 2011, and its cash flows for the three months ended March 31, 2012 and 2011. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain previously reported amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the Company’s current presentation.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2012 and 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$(4,956)	$(5,890)
Accumulated net unrealized loss on investments, net of tax	(2,716)	(2,678)
Total accumulated other comprehensive loss	$(7,672)	$(8,568)

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2012	2011

Net income	$5,132	$4,532
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	25,128	20,531
Effect of dilutive securities:
Stock options and restricted stock	400	434
Denominator for diluted net income per share — weighted-average outstanding shares	25,528	20,965

Net income per share — basic	$0.20	$0.22
Net income per share — diluted	$0.20	$0.22

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive.  No potential common shares were excluded from the diluted calculation for the three months ended March 31, 2012 and 2011.

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $457,000 and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  Approximately $465,000 and $595,000 of excess tax benefits were realized from stock option and award exercises for the three months ended March 31, 2012 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$379	$392
Selling and marketing	308	130
Software development	331	284
General and administrative	1,169	1,258
Total stock-based compensation	$2,187	$2,064

Options to purchase 7,567 and 31,498 shares were exercised during the three months ended March 31, 2012 and 2011, respectively.

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $446,000 and $493,000 as of March 31, 2012 and December 31, 2011, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  The Company amortized capitalized product development costs of approximately $47,000 for the three months ended March 31, 2012.  No amortization expense for capitalized product development costs was recognized for the three months ended March 31, 2011.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company's capitalized debt issuance costs were approximately $1.5 million and $900,000 as of March 31, 2012 and December 31, 2011, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty Information, Inc. (“CoStar Realty”), as co-borrower, the lenders from time to time party thereto and J.P. Morgan Bank, as administrative agent (as amended, the “Credit Agreement”). See Note 14 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. No amortization expense for debt issuance costs was recognized by the Company for the three months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In May 2011, the FASB issued authoritative guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This guidance clarifies the intent of the existing fair value measurement and disclosure requirements and modifies principles and requirements for measuring fair value and for disclosing information about fair value measurement. This guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require changes to the disclosures in its interim financial statements.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require the addition of the condensed consolidated statements of comprehensive income.

3.	ACQUISITION

On October 25, 2011, the Company acquired Virtual Premise, Inc. (“Virtual Premise”), a Software as a Service (“SaaS”) provider of real estate information management solutions. Pursuant to the terms of the acquisition agreement, the Company paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date to the Virtual Premise stockholders and the remaining 20% of which will be held in escrow until paid 270 days after the closing date, subject to use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to such date. The purchase price was later reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to the Company on March 1, 2012 from the escrow fund.

The purchase price for the Virtual Premise acquisition was allocated as follows (in thousands):

Acquired trade names and other	$740
Acquired customer base	3,740
Acquired database technology	810
Goodwill	12,205
Other assets and liabilities	(529)
Total purchase consideration	$16,966

This acquisition was accounted for using the acquisition method which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price was allocated to trade names, customer base, database technology, goodwill and various other asset and liability accounts.  The acquired customer base for the acquisition, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. The identified intangibles are amortized over their estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The results of operations of Virtual Premise have been consolidated with those of the Company since the date of the acquisition and are not considered material to the Company's condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition. The purchase accounting is preliminary and is subject to change.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company considers all of its investments to be available-for-sale.  Short-term investments consist of government/federal notes and bonds and corporate obligations with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s condensed consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”).  Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of March 31, 2012 were as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2012 — March 31, 2013	$2,236
April 1, 2013 — March 31, 2017	—
April 1, 2017 — March 31, 2022	49
After March 31, 2022	24,534
Available-for-sale investments	$26,819

The Company had no realized gains on its investments for each of the three months ended March 31, 2012 and 2011. The Company had no realized losses on its investments for each of the three months ended March 31, 2012 and 2011.

Changes in unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend and interest income are recognized when earned.

As of March 31, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,210	$26	$—	$2,236
Government-sponsored enterprise obligations	50	—	(1)	49
Auction rate securities	27,275	—	(2,741)	24,534
Available-for-sale investments	$29,535	$26	$(2,742)	$26,819

As of December 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,397	$64	$—	$3,461
Government-sponsored enterprise obligations	55	—	(1)	54
Auction rate securities	27,325	—	(2,741)	24,584
Available-for-sale investments	$30,777	$64	$(2,742)	$28,099

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of March 31, 2012 and December 31, 2011 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011.  See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$49	$(1)	$54	$(1)
Auction rate securities	24,534	(2,741)	24,584	(2,741)
Investments in an unrealized loss position	$24,583	$(2,742)	$24,638	$(2,742)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2012 and December 31, 2011, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$201,322	$—	$—	$201,322
Money market funds	99,085	—	—	99,085
Commercial paper	248,689	—	—	248,689
Corporate debt securities	—	2,236	—	2,236
Government-sponsored enterprise obligations	—	49	—	49
Auction rate securities	—	—	24,534	24,534
Total assets measured at fair value	$549,096	$2,285	$24,534	$575,915

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$24,584	$29,189
Settlements	(50)	(75)
Balance at end of period	$24,534	$29,114

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2012 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Settlements	(50)
Balance at March 31, 2012	$24,534

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of March 31, 2012, the Company held ARS with $27.3 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2012.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant on these securities. The average discount rate used as of March 31, 2012 was approximately 4.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

As of March 31, 2012 and December 31, 2011, the Company had no Level 3 liabilities.  As of March 31, 2011, the Company held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration totaled $3.3 million as of March 31, 2011 and included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014.  On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.  On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement.  Under the terms of the settlement agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation.  The Company reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$—	$3,222
Accretion for period	—	32
Balance at end of period	$—	$3,254

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2010 to March 31, 2012 (in thousands):

Deferred Consideration
Balance at December 31, 2010	$3,222
Accretion for 2011	85
Payments made in 2011	(2,100)
Adjustments made in 2011	(1,207)
Balance at December 31, 2011	—
Activity from January 1, 2012 – March 31, 2012	—
Balance at March 31, 2012	$—

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

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of accounts receivable, accounts payable and accrued expenses, approximates fair value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2010	$55,260	$24,342	$79,602
Acquisitions	12,205	—	12,205
Effect of foreign currency translation	—	(23)	(23)
Goodwill, December 31, 2011	67,465	24,319	91,784
Effect of foreign currency translation	—	840	840
Goodwill, March 31, 2012	$67,465	$25,159	$92,624

The Company recorded goodwill of approximately $12.2 million in connection with the October 2011 acquisition of Virtual Premise.

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2012	December 31, 2011	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,694)	(1,647)
Capitalized product development cost, net	446	493

Building photography	12,155	12,031	5
Accumulated amortization	(11,291)	(11,122)
Building photography, net	864	909

Acquired database technology	25,206	25,140	4
Accumulated amortization	(21,833)	(21,477)
Acquired database technology, net	3,373	3,663

Acquired customer base	59,032	58,576	10
Accumulated amortization	(46,057)	(45,055)
Acquired customer base, net	12,975	13,521

Acquired trade names and other	10,510	10,376	7
Accumulated amortization	(8,631)	(8,432)
Acquired trade names and other, net	1,879	1,944

Intangibles and other assets, net	$19,537	$20,530

8.	INCOME TAXES

The income tax provision for the three months ended March 31, 2012 and 2011 reflects an effective tax rate of approximately 42% and 38%, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options.  See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further details on the lease entered into by CoStar Realty and GLL L-Street 1331, LLC (“GLL”) on February 2, 2011.

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP), pursuant to which Lonestar Acquisition Sub, Inc., a wholly owned subsidiary of the Company, will be merged with and into LoopNet, with LoopNet surviving as a wholly-owned subsidiary of the Company. Subject to the terms of the merger agreement, at the effective time of the merger, (a) each outstanding share of LoopNet common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest (the “Common Stock Cash Consideration”) and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Stock Consideration”), and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each of LoopNet's outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be canceled in exchange for cash and/or shares of Company common stock (depending on the type of award and the exercise price of the award, if any) based on the LoopNet common stock merger consideration less, in the case of a stock option, the per share exercise price. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet's common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved adoption of the merger agreement on July 11, 2011.

The Company engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as its financial advisor in connection with the acquisition. On April 27, 2011, the Company received a commitment letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility (as amended, the "Commitment Letter"), of which $37.5 million are committed, which is available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. On February 16, 2012, the Company entered into the Credit Agreement, which provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. See Notes 14 and 15 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information regarding the Commitment Letter with J.P. Morgan Bank and the Credit Agreement.

The Company is obligated to pay $4.0 million to J.P. Morgan in connection with its financial advisory services if the LoopNet merger closes.  Completion of the merger remains subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and other customary closing conditions.  As of March 31, 2012, the merger remained subject to customary closing conditions, including antitrust clearance from the Federal Trade Commission (the “FTC”). See Notes 14 and 15 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further details on the waiting period imposed by the HSR Act and FTC approval of a consent order subsequent to March 31, 2012, that terminates the waiting period and allows the merger to close.

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

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions allege, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $100,000.  The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business.  In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated.  At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation other than as described above.  In addition, other than as described above, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the condensed consolidated financial statements for unfavorable results, if any, other than as described above. Legal defense costs are expensed as incurred.

10.	SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services, consisting primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional®, and FOCUS™ services, currently generate approximately 94% of the Company’s total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company's primary service offering in the U.S. operating segment. FOCUS is the Company's primary service offering in the International operating segment. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company's net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company's operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
United States	$63,985	$55,036
International
External customers	4,644	4,582
Intersegment revenue	343	254
Total international revenue	4,987	4,836
Intersegment eliminations	(343)	(254)
Total revenues	$68,629	$59,618

EBITDA
United States	$13,225	$11,361
International	(1,303)	(833)
Total EBITDA	$11,922	$10,528

Reconciliation of EBITDA to net income
EBITDA	$11,922	$10,528
Purchase amortization in cost of revenues	(422)	(307)
Purchase amortization in operating expenses	(634)	(543)
Depreciation and other amortization	(2,264)	(2,582)
Interest income, net	250	202
Income tax expense, net	(3,720)	(2,766)
Net income	$5,132	$4,532

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

International EBITDA includes a corporate allocation of approximately $800,000 and $40,000 for the three months ended March 31, 2012 and 2011.  The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	March 31, 2012	December 31, 2011
Property and equipment, net
United States	$35,282	$35,044
International	3,302	2,527
Total property and equipment, net	$38,584	$37,571

Goodwill
United States	$67,465	$67,465
International	25,159	24,319
Total goodwill	$92,624	$91,784

Assets
United States	$812,530	$808,930
International	39,953	38,061
Total operating segment assets	$852,483	$846,991

Reconciliation of operating segment assets to total assets
Total operating segment assets	$852,483	$846,991
Investment in subsidiaries	(18,343)	(18,344)
Intersegment receivables	(60,389)	(57,612)
Total assets	$773,751	$771,035

Liabilities
United States	$102,753	$107,776
International	57,732	53,221
Total operating segment liabilities	$160,485	$160,997

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$160,485	$160,997
Intersegment payables	(53,439)	(49,139)
Total liabilities	$107,046	$111,858

11.	LEASE RESTRUCTURING CHARGES

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	LEASE RESTRUCTURING CHARGES — (CONTINUED)

The amounts of the lease restructuring charges recorded were based upon management’s best estimates of amounts and timing of certain events that are expected to occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments due to changes in the Company's assumed sublease income over the remaining lease term, adjustments of approximately $35,000 and $44,000 were recorded for the three months ended March 31, 2012 and 2011, respectively. Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2010 to March 31, 2012 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2010	$931
Original charge	959
Rent payments made in 2011	(1,319)
Adjustment for assumed sublease income and accretion in 2011	262
Accrual balance at December 31, 2011	833
Rent payments made from January 1, 2012 – March 31, 2012	(344)
Adjustment for assumed sublease income and accretion from January 1, 2012 - March 31, 2012	54
Accrual balance at March 31, 2012	$543

12.	SALE OF BUILDING

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

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions. The Company recorded approximately $600,000 and $300,000 from the gain on sale for the three months ended March 31, 2012 and 2011, respectively. The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

13.	EQUITY OFFERING

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

14.	PENDING ACQUISITION

On April 27, 2011, the Company signed a definitive agreement to acquire LoopNet, pursuant to which Lonestar Acquisition Sub, Inc., a wholly owned subsidiary of the Company, will be merged with and into LoopNet, with LoopNet surviving as a wholly-owned subsidiary of the Company. Subject to the terms of the merger agreement, at the effective time of the merger, (a) each outstanding share of LoopNet common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest (the “Common Stock Cash Consideration”) and (ii) 0.03702 shares of CoStar’s common stock (the “Common Stock Stock Consideration”), and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each of LoopNet's outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be canceled in exchange for cash and/or shares of Company common stock (depending on the type of award and the exercise price of the award, if any) based on the LoopNet common stock merger consideration less, in the case of a stock option, the per share exercise price. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet's common stock and Series A Convertible Preferred Stock, voting together as a single class on an as-converted basis, approved the adoption of the merger agreement on July 11, 2011.

As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both the Company and LoopNet filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act, on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed acquisition of LoopNet by the Company was scheduled to expire on June 30, 2011. As previously reported in the Company's Current Report on Form 8-K, on June 30, 2011, the Company and LoopNet each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed merger.  At the FTC's request, the Company and LoopNet subsequently agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. On November 4, 2011, each of the Company and LoopNet certified as to its substantial compliance with the second request.  As previously disclosed in the Company's Current Report on Form 8-K, dated January 3, 2012, the Company and LoopNet voluntarily agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the merger to close.  As previously disclosed in the Company's Current Report on Form 8-K, on January 31, 2012, the Company and LoopNet mutually agreed to extend the date after which either party may individually elect to terminate the merger agreement from January 31, 2012 to April 30, 2012.

As of March 31, 2012, the merger remained subject to customary closing conditions, including antitrust clearance from the FTC. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further details on the discussions with the FTC that have taken place subsequent to March 31, 2012, and FTC approval of a consent order that terminates the waiting period imposed by the HSR Act and allows the merger to close.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

14.	PENDING ACQUISITION — (CONTINUED)

On April 27, 2011, the Company received a Commitment Letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which is available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. The original commitment letter from J.P. Morgan Bank received on April 27, 2011 remains outstanding and available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of the Company and its subsidiaries following the LoopNet transaction until the earlier of funding of the term loan facility into escrow pursuant to the Credit Agreement, if applicable, and the business day after the beginning of the marketing period under the merger agreement. However, the Company does not currently anticipate utilizing that original commitment.

On February 16, 2012, the Company entered into the Credit Agreement, which provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent. The Company expects to use the proceeds of the term loan facility on the date on which such conditions are satisfied, along with net proceeds from the equity offering conducted in June 2011, to pay a portion of the merger consideration and transaction costs related to the merger. The proceeds of the revolving credit facility may be used, on the closing date, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes of the Company and its subsidiaries. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information regarding the Commitment Letter with J.P. Morgan Bank and the Credit Agreement.

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the Credit Agreement will bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the Credit Agreement will be guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents to be entered into on the closing date.

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarter after the closing date and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

The Credit Agreement contains a provision that requires the Company to pay Excess Cash Flow (as defined in the Credit Agreement) to reduce indebtedness outstanding under its term loan facility. The annual payments of the Company's Excess Cash Flow are expected to be effective commencing with the fiscal year ending December 31, 2012. The Excess Cash Flow payment, if required, is due within ten business days of the delivery of the annual financial statements. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00.

In connection with obtaining the facility pursuant to the Credit Agreement, the Company expects to incur approximately $11.1 million in debt issuance costs, which will be capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs will be comprised of approximately $8.8 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.  The Company has incurred approximately $1.5 million and $900,000 in debt issuance costs as of March 31, 2012 and December 31, 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

14.	PENDING ACQUISITION — (CONTINUED)

As a result of the pending LoopNet acquisition, the Company recorded approximately $1.2 million and $300,000 in acquisition-related costs for the three months ended March 31, 2012 and 2011, respectively, and a total of approximately $15.4 million to date. These costs include expenses directly related to the LoopNet acquisition. These costs are being expensed as incurred and recorded in general and administrative expense.

The transaction is not subject to a financing condition.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay the Company a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, the Company may be obligated to pay LoopNet a termination fee of $51.6 million.  See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further details on the discussions with the FTC that have taken place subsequent to March 31, 2012, and FTC approval of a consent order that terminates the waiting period imposed by the HSR Act and allows the merger to close.

15.	SUBSEQUENT EVENTS

On April 17, 2012, the Company and LoopNet announced that they had reached agreement on a mutually acceptable consent order with the staff of the FTC. On April 25, 2012, to deal with the possibility of not being able to close by April 30, 2012, the Company and the lenders who are party thereto amended the Credit Agreement to extend the termination date until May 31, 2012. In addition, the Company and J.P. Morgan Bank amended the Commitment Letter to extend that termination date until May 31, 2012.

On April 26, 2012, the FTC accepted the consent order that was previously agreed to by the parties.  The consent order is subject to a 30-day public comment period and then final acceptance by the FTC.  However, there are no further regulatory approvals required to complete the merger of the Company and LoopNet, as the waiting period under the HSR Act was terminated upon the FTC's acceptance of the consent order.

The consent order, which is publicly available on the FTC's website at www.ftc.gov, provides, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”).  On March 28, 2012, the Company and LoopNet entered into a Purchase Agreement with DMG Information, Inc. (“DMGI”) under which DMGI will acquire LoopNet's interest in Xceligent, subject to the terms and conditions set forth therein.  Pursuant to the terms of the consent order, the parties intend to close the DMGI acquisition of LoopNet's interest in Xceligent within 5 days of the closing of the merger of the Company and LoopNet.

In addition, the consent order also requires the Company to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires the Company to maintain its customary practice of selling its products separately and on a market-by-market basis.  It also requires the Company to license its products to customers who have bought its competitors' products on a non-discriminatory basis, which the Company has always done in the past.  In addition, the Company is required to maintain its customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

The parties intend to close the merger of the Company and LoopNet, which remains subject to the satisfaction of other customary closing conditions, on or about April 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2. for additional factors relating to such statements, and see “Risk Factors” in Item 1A. of Part II of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Expansion and Development

We expect to continue to develop and distribute new services, expand existing services within our current platform (including internationally), and expand and develop our sales and marketing organization. Our expansion initiatives include continued development of CoStarGo®, enhancements to our core information services, including our suite of online services, and development of new services for our brokerage clients. On August 15, 2011, we launched CoStarGo in the U.S. CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information in our suite of online products - CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®. We supported the launch with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service. We expect to continue to incur expenses associated with the marketing and sale of CoStarGo.

We also intend to continue to expand the coverage of our service offerings within our International segment and to integrate our International operations more fully with those in the U.S. We have gained operational efficiencies as a result of consolidating a majority of our U.K. research operations in one location in Glasgow and combining the majority of our remaining U.K. operations in one central location in London. We intend to introduce a consistent international platform of service offerings in the foreseeable future. As part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our Internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. We expect to introduce CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional, and CoStar Tenant in the U.K. in the foreseeable future. Additionally, we are in the process of upgrading back-end research operations, fulfillment and CRM systems in the U.K. to support these new U.K. services. In order to implement these services in the U.K., we have incurred, and expect to incur increased development costs. We believe that our continued investments in U.S. products, internationalization of our products and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

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

Our goal is to provide additional tools that make our research and analytics even more valuable to subscribers. For example, we are focusing on further integration and development of the services offered by the companies we have most recently acquired, PPR, Resolve Technology and Virtual Premise. We have launched an initiative to develop a lease discounted cash flow (“LDCF”) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar's market and property information and PPR's analytics and forecasting expertise with Resolve Technology's and Virtual Premise's commercial real estate investment and management software expertise. In addition to the development of the LDCF forecasting and valuation solution, we also expect to roll out other modules, or tools and services such as Lease COMPS™, analytics from PPR and Resolve, and CoStar TOUR™, a complementary iPad app to CoStarGo.com.  We have launched an initiative to develop a new, enhanced platform called CoStar Fusion™ that is expected to combine and deliver multiple services, including the CoStar Suite® services: Property Professional®, COMPS® and Tenant®, analytics from PPR, and financial tools in a fully integrated service.  We expect CoStar Fusion to be a premium offering that we believe could become a revenue driver for CoStar in 2013.  We also expect to continue to offer our core products and services individually. In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. Our investments in PPR, Resolve Technology and Virtual Premise have resulted and may continue to result in an increase in expenses, however our revenues have also increased as a result of these acquisitions, and we have experienced increased cross-selling opportunities among the customers of CoStar and these acquired companies.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet, Inc. (“LoopNet”) (NASDAQ: LOOP) pursuant to which Lonestar Acquisition Sub, Inc., a wholly owned subsidiary of CoStar, will be merged with and into LoopNet, with LoopNet surviving as a wholly-owned subsidiary of CoStar. Subject to the terms of the merger agreement, at the effective time of the merger, (a) each outstanding share of LoopNet common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest (the “Common Stock Cash Consideration”) and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Stock Consideration”), and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each of LoopNet's outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be canceled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the LoopNet common stock merger consideration less, in the case of a stock option, the per share exercise price. The boards of directors of both companies have unanimously approved the transaction, and the holders of a majority of the outstanding shares of LoopNet's common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, approved adoption of the merger agreement on July 11, 2011. As previously disclosed in our Current Report on Form 8-K, on January 31, 2012, CoStar and LoopNet agreed to extend the date after which either company may individually elect to terminate the merger agreement to April 30, 2012.

We intend to fund the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011 and the proceeds of a $175.0 million term loan facility available to us under a credit agreement (as amended, the “Credit Agreement”), dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty Information, Inc. (“CoStar Realty”), as co-borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”), as administrative agent. The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent. The proceeds of a $50.0 million revolving credit facility also available to us under the Credit Agreement may be used, on the closing date of the LoopNet merger, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes.

In addition, we received a commitment letter (as amended, the "Commitment Letter") from J.P. Morgan Bank on April 27, 2011 for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed. This Commitment Letter currently remains outstanding and available, subject to customary conditions, to fund the LoopNet acquisition and our ongoing working capital needs following the closing. However, we do not currently anticipate utilizing this commitment.

The LoopNet transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”). Since filing notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the HSR Act, on May 31, 2011, CoStar and LoopNet have responded to additional requests for information from the FTC, voluntarily agreed to extend the waiting period under the HSR Act and have been in discussions with the FTC regarding the potential terms of a consent order.  On April 17, 2012, CoStar and LoopNet announced that they had reached agreement on a mutually acceptable consent order with the staff of the FTC, which if approved by the Commissioners, would clear the way for the merger of CoStar and LoopNet that was previously announced on April 27, 2011.

On April 26, 2012, the FTC accepted the consent order that was previously agreed to by the parties.  The consent order is subject to a 30-day public comment period and then final acceptance by the FTC.  However, there are no further regulatory approvals required to complete the merger of CoStar and LoopNet, as the waiting period under the HSR Act was terminated upon the FTC's acceptance of the consent order.

The consent order, which is publicly available on the FTC's website at www.ftc.gov, provides, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”).  On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement with DMG Information, Inc. (“DMGI”) under which DMGI will acquire LoopNet's interest in Xceligent, subject to the terms and conditions set forth therein.  Pursuant to the terms of the consent order, the parties intend to close the DMGI acquisition of LoopNet's interest in Xceligent within 5 days of the closing of the merger of CoStar and LoopNet.

In addition, the consent order also requires us to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires us to maintain our customary practice of selling our products separately and on a market-by-market basis.  It also requires us to license its products to customers who have bought our competitors' products on a non-discriminatory basis, which we have always done in the past.  In addition, we are required to maintain our customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

The parties intend to close the merger of CoStar and LoopNet, which remains subject to the satisfaction of other customary closing conditions, on or about April 30, 2012.

To deal with the possibility of not being able to close by April 30, 2012, on April 25, 2012, CoStar and the lenders who are party thereto amended the Credit Agreement to extend the termination date until May 31, 2012. In addition, CoStar and J.P. Morgan Bank amended the Commitment Letter to extend that termination date until May 31, 2012.

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

In light of our agreement to acquire LoopNet and the terms of the FTC's consent order, we are evaluating how best to integrate the two businesses. We will also continue to assess any plans for additional investments in our business in the foreseeable future. At this time, as discussed above, we expect to continue to develop and distribute new services within our current platform. We expect to continue our efforts to integrate the combined capabilities of CoStar's market and property information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise.  We also plan to continue efforts to integrate Virtual Premise's real estate management solutions with CoStar's business.

While we expect current service offerings to remain profitable, providing substantial cash flow for our business, our proposed merger with LoopNet and the subsequent integration of our two businesses is likely to reduce our profitability, cause us to generate losses and adversely affect our financial position. Further, our credit facilities contain restrictive covenants that will restrict our operations and use of our cash flow if the LoopNet acquisition is completed.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. We plan to continue the use of stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record compensation expense in our consolidated statements of operations and reduce our net income.

Subscription-Based Services

Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services currently generate approximately 94% of our total revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. The majority of our contracts for our subscription-based information services typically have a minimum term of one year and renew automatically. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2012 and 2011, our contract renewal rate for subscription-based services was approximately 93% and 92%, respectively, and therefore our cancellation rate was approximately 7% and 8%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant on these securities. The average discount rate used as of March 31, 2012 was approximately 4.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2012, we determined there was a decline in the fair value of our ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2012. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

We had no Level 3 liabilities as of March 31, 2012 and December 31, 2011. As of March 31, 2011, we held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration totaled $3.3 million as of March 31, 2011 and included (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology's revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014. On June 24, 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones. On September 8, 2011, we entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement. Under the terms of the settlement agreement, we made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. We reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

Prior to the settlement on September 8, 2011, we used a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities. The significant assumptions used in preparing the discounted cash flow model included the discount rate, estimates for future incremental revenue growth and probabilities for completion of operational and sales milestones.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company's stock price.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2012. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our future financial performance and a weighted average cost of capital. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2011, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2011 that would indicate that the carrying value of each reporting unit may not be recoverable.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more-likely-than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the condensed consolidated statements of operations.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition and integration related costs, restructuring costs, headquarters acquisition and transition related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition and integration related costs, restructuring costs, headquarters acquisition and transition related costs, settlement and impairment costs incurred outside our ordinary course of business, as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income (loss). In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss) or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual and Quarterly Reports on Forms 10-K and 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 24 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information and analytic services, which included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition and integration related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition and integration related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition and integration related costs, headquarters acquisition and transition related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of acquisition and integration related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to the acquisition. Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition and integration related costs to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition and integration related costs, restructuring costs, headquarter acquisition and transition related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2011, we assumed a 40% tax rate, and in 2012, we assume a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$5,132	$4,532
Purchase amortization in cost of revenues	422	307
Purchase amortization in operating expenses	634	543
Depreciation and other amortization	2,264	2,582
Interest income, net	(250)	(202)
Income tax expense, net	3,720	2,766
EBITDA	$11,922	$10,528

Cash flows provided by (used in)
Operating activities	$6,381	$7,686
Investing activities	(1,767)	77,814
Financing activities	(814)	275

Comparison of Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

Revenues. Revenues increased to $68.6 million in the first quarter of 2012 from $59.6 million in the first quarter of 2011. The $9.0 million increase was primarily attributable to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. Our subscription-based information services, consisting primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS, currently generate approximately 94% of our total revenues.

Gross Margin. Gross margin increased to $44.3 million in the first quarter of 2012 from $37.1 million in the first quarter of 2011. The gross margin percentage increased to 64.5% in the first quarter of 2012 from 62.1% in the first quarter of 2011. The increase in the gross margin amount and percentage was due to an increase in revenue, partially offset by an increase in cost of revenues. Cost of revenues increased to $24.3 million for the first quarter of 2012 from $22.6 million for the first quarter of 2011. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $15.6 million in the first quarter of 2012 from $13.2 million in the first quarter of 2011, and increased as a percentage of revenues to 22.7% in the first quarter of 2012 from 22.2% in the first quarter of 2011. The increase in the amount and percentage of selling and marketing expenses was primarily due to increased sales personnel costs.

Software Development Expenses. Software development expenses slightly decreased to $5.0 million in the first quarter of 2012 from $5.3 million in the first quarter of 2011, and decreased as a percentage of revenues to 7.3% in the first quarter of 2012 compared to 8.8% in the first quarter of 2011. The decrease in the amount and percentage of software development expenses was primarily due to decreased personnel expense due to the capitalization of internal-use software development costs recorded to property and equipment in the first quarter of 2012 which did not occur in the first quarter of 2011.

General and Administrative Expenses. General and administrative expenses increased to $14.5 million in the first quarter of 2012 from $10.9 million in the first quarter of 2011, and increased as a percentage of revenues to 21.1% in the first quarter of 2012 compared to 18.3% in the first quarter of 2011. The increase in the amount and percentage of general and administrative expenses was primarily due to an approximate $1.3 million increase in legal costs, primarily due to acquisition-related costs, an approximate $800,000 increase in personnel costs and an increase of approximately $500,000 as a result of our October 2011 acquisition of Virtual Premise.

Purchase Amortization. Purchase amortization slightly increased to approximately $634,000 in the first quarter of 2012 compared to approximately $543,000 in the first quarter of 2011, and remained relatively consistent as a percentage of revenues at 0.9% in the first quarter of 2012 and 2011. The increase in purchase amortization expense was due to the amortization of certain Virtual Premise identifiable intangible assets acquired in the fourth quarter of 2011.

Interest and Other Income, net. Interest and other income, net remained relatively consistent at approximately $250,000 in the first quarter of 2012 compared to approximately $202,000 in the first quarter of 2011.

Income Tax Expense, net. Income tax expense, net increased to $3.7 million in the first quarter of 2012 from $2.8 million in the first quarter of 2011.  This increase was due to higher income before income taxes as a result of our increased profitability, and a higher effective tax rate.

Comparison of Business Segment Results for Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $64.0 million in the first quarter of 2012 from $55.0 million in the first quarter of 2011. This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues remained relatively constant at $4.6 million in the first quarter of 2012 and 2011. Intersegment revenue slightly increased to approximately $343,000 in the first quarter of 2012, compared to approximately $254,000 in the first quarter of 2011. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount we believe approximates fair value.   Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $13.2 million in the first quarter of 2012 from $11.4 million in the first quarter of 2011. The increase in U.S. EBITDA was due primarily to an increase in revenues in the first quarter of 2012 from the first quarter of 2011. International EBITDA decreased to a higher loss of approximately $1.3 million in the first quarter of 2012 from a loss of approximately $833,000 in the first quarter of 2011. This higher loss was primarily due to increased personnel costs for the first quarter of 2012 compared to the first quarter of 2011. International EBITDA includes a corporate allocation of approximately $800,000 and $40,000 for each of the three months ended March 31, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments remained relatively constant at $551.4 million as of March 31, 2012 compared to $548.8 million as of December 31, 2011.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the three months ended March 31, 2012 was $6.4 million compared to $7.7 million for the three months ended March 31, 2011. This $1.3 million decrease was due to a net decrease of approximately $4.1 million in changes in operating assets and liabilities, partially offset by an increase of approximately $2.8 million in net income plus non-cash items. The $4.1 million net decrease in changes in operating assets and liabilities was primarily related to changes in accrued wages and commissions.

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2012, compared to net cash provided by investing activities of $77.8 million for the three months ended March 31, 2011. This $79.6 million change in net cash used in investing activities was primarily due to the sale of our headquarters in downtown Washington, D.C., which occurred in February 2011.

Net cash used in financing activities was approximately $814,000 for the three months ended March 31, 2012, compared to net cash provided by financing activities of approximately $275,000 for the three months ended March 31, 2011. This $1.1 million change in net cash used in financing activities was primarily due to decreased proceeds from exercises of stock options.
Our future capital requirements will depend on many factors, including our operating results, expansion efforts, and our level of acquisition activity or other strategic transactions.

During the three months ended March 31, 2012, we incurred capital expenditures of approximately $3.0 million. We expect to make aggregate capital expenditures in 2012 of approximately $15.0 million to $20.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On October 25, 2011, we acquired Virtual Premise, a Software as a Service (“SaaS”) provider of real estate information management solutions located in Atlanta, Georgia. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which will be held in escrow until paid 270 days after the closing date, subject to use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to such date.  The purchase price was later reduced by approximately $200,000 after taking into account post-closing purchase price adjustments, which amount was paid to us from the escrow fund on March 1, 2012.

On April 27, 2011, we signed a definitive agreement to acquire LoopNet, pursuant to which Lonestar Acquisition Sub, Inc., a wholly owned subsidiary of CoStar, will be merged with and into LoopNet, with LoopNet surviving as a wholly-owned subsidiary of CoStar. Subject to the terms of the merger agreement, at the effective time of the merger, (a) each outstanding share of LoopNet common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest (the “Common Stock Cash Consideration”) and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Stock Consideration”), and (b) each outstanding share of LoopNet Series A Convertible Preferred Stock, unless previously converted into LoopNet common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Stock Consideration, representing a total equity value of approximately $860.0 million and an enterprise value of $762.0 million as of April 27, 2011.  Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each of LoopNet's outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be canceled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the LoopNet common stock merger consideration less, in the case of a stock option, the per share exercise price.

On April 26, 2012, the FTC accepted a consent order that terminates the waiting period imposed by the HSR Act and allows the LoopNet merger to close. See "Expansion and Development" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in this Quarterly Report on Form 10-Q for further details on the waiting period imposed by the HSR Act and the FTC approval of the consent order.

On April 27, 2011, we received a Commitment Letter from J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million are committed, which is available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of CoStar and its subsidiaries following the transaction.  CoStar and J.P. Morgan Bank amended the Commitment Letter to extend the termination date until May 31, 2012. The Commitment Letter from J.P. Morgan Bank received on April 27, 2011 currently remains available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of CoStar and its subsidiaries following the LoopNet transaction until May 31, 2012 or the earlier of funding of the term loan facility into escrow pursuant to the Credit Agreement, if applicable, and the business day after the beginning of the marketing period under the merger agreement.  However, we do not currently anticipate utilizing that original commitment.

In June 2011, we completed an equity offering and received net proceeds of approximately $247.9 million.  We intend to use these proceeds to fund a portion of the cash consideration payable in connection with the acquisition of LoopNet.  On February 16, 2012, we entered into the Credit Agreement, which provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. The Credit Agreement was recently extended until May 31, 2012.  The obligation of the lenders to make the loans under the Credit Agreement is subject to the simultaneous closing of the merger with LoopNet and the satisfaction of certain other conditions precedent.  We expect to use the proceeds of the term loan facility on the date on which such conditions are satisfied along with net proceeds from the equity offering in June 2011 to pay a portion of the merger consideration and transaction costs related to the merger.  The proceeds of the revolving credit facility may be used, on the closing date, to pay for transaction costs related to the merger and, thereafter, for working capital and other general corporate purposes of CoStar and its subsidiaries.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarter after the closing date and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

In connection with obtaining the facility pursuant to the Credit Agreement, we expect to incur approximately $11.1 million in debt issuance costs, which will be capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs will be comprised of approximately $8.8 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.  We have incurred approximately $1.5 million in debt issuance costs as of March 31, 2012 and have paid approximately $400,000.

We have expensed approximately $1.2 million in acquisition-related costs in general and administrative expense for the three months ended March 31, 2012 as a result of the pending LoopNet acquisition.   We have expensed a total of approximately $15.4 million in acquisition-related costs to date, of which we have paid approximately $13.7 million and expect to pay the remaining balance in 2012. We expect to incur approximately $1.0 million to $2.0 million in additional acquisition-related costs.  In certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, LoopNet may be obligated to pay us a termination fee of $25.8 million.  Similarly, in certain circumstances set forth in the merger agreement, if the merger is not consummated or the agreement is terminated, we may be obligated to pay LoopNet a termination fee of $51.6 million.  We are not in a position yet to estimate the financial impact the proposed merger will have on our operations.

We engaged J.P. Morgan Securities LLC (“J.P. Morgan”) to act as our financial advisor in connection with the acquisition, and we are obligated to pay $4.0 million to J.P. Morgan in connection with its financial advisory services if the LoopNet merger closes.  Completion of the merger remains subject to customary closing conditions.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2012, we had $27.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2011, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2011, the FASB issued authoritative guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This guidance clarifies the intent of the existing fair value measurement and disclosure requirements and modifies principles and requirements for measuring fair value and for disclosing information about fair value measurement. This guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our results of operations or financial position, but did require changes to the disclosures in our interim financial statements.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our results of operations or financial position, but did require the addition of the condensed consolidated statements of comprehensive income.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2012 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, fully diluted net income, combined financial metrics related to the LoopNet acquisition, the timing of the LoopNet merger, the anticipated benefits of the LoopNet merger, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, net income per share, diluted net income per share, weighted-average outstanding shares, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize all or any of the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis or at all; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that the LoopNet merger or the sale of LoopNet's interest in Xceligent does not close when expected or at all; the possibility that the public comment and final acceptance process for the consent order could result in further regulatory implications; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; the possibility that the credit facilities may not be available to pay a portion of the LoopNet merger consideration and transaction costs; failure to obtain any required financing on favorable terms; business disruption relating to the LoopNet merger may be greater than expected; the net proceeds of the June 2011 equity offering may not be used to fund cash consideration for the LoopNet acquisition; the amount of investment in CoStarGo for marketing may change; the office consolidation may not lead to expense savings as expected; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information and analytic services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2012, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2012. As of March 31, 2012, we had $551.4 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2012, auctions for $27.3 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2012, we determined that there was a decline in the fair value of our ARS investments of approximately $2.7 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $112.2 million in intangible assets as of March 31, 2012. As of March 31, 2012, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

 Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. Certain pending legal proceedings are discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. We are not a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factor discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

The consent order approved by the Federal Trade Commission in connection with the merger imposes conditions that could have an adverse effect on us, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order that was previously agreed between and among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. Although the waiting period under the HSR Act was terminated upon the FTC's acceptance of the consent order, there can be no assurances that the public comment and final acceptance process for the consent order will not result in further regulatory implications or requirements.

The consent order, which is publicly available on the FTC's website at www.ftc.gov, provides, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”). On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement with DMG Information, Inc. (“DMGI”) under which DMGI will acquire LoopNet's interest in Xceligent, subject to the terms and conditions set forth therein. Pursuant to the terms of the consent order, the parties intend to close the DMGI acquisition of LoopNet's interest in Xceligent within 5 days of the closing of the merger of CoStar and LoopNet. There can be no assurances that the sale of LoopNet's interest in Xceligent will close when expected or at all and, if it does not close when expected, the failure to comply with that provision of the consent order may result in further regulatory implications. Furthermore, there can be no assurance that, after the public comment period, the FTC will approve DMGI as the purchaser of LoopNet's interest in Xceligent, thereby forcing CoStar to unwind the sale to DMGI and divest the interest to another party.

The consent order also requires CoStar to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires CoStar to maintain its customary practice of selling its products separately and on a market-by-market basis.  It also requires CoStar to license its products to customers who have bought its competitors' products on a non-discriminatory basis.  In addition, CoStar is required to maintain its customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes. In the event that CoStar fails or is unable to comply with the terms of the consent order, CoStar could be subject to an enforcement proceeding that could result in substantial fines and/or injunctive relief. Further, the provisions of the consent order may result in unanticipated adverse effects on the combined company and, therefore, reduce our ability to realize the anticipated benefits of the merger.

We have incurred and will continue to incur significant transaction costs as a result of the merger. We have incurred and continue to expect to incur significant one-time transaction costs related to the merger. These transaction costs include investment banking, legal and accounting fees and expenses, filing fees, printing expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the merger. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. Additional costs will be incurred in connection with integrating the two companies' businesses, such as providing payments under separation agreements, IT integration expenses, and any costs related to the termination or expiration of redundant vendor agreements. Costs in connection with the merger and integration may be higher than expected. These costs could adversely affect our financial condition, results of operation or prospects of the combined business.

In addition, the FTC may include conditions on the completion of the merger or require divestitures or other changes relating to our operations or assets, or LoopNet's.  Such conditions, divestitures or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger, any of which might have a material adverse effect on the combined company following the merger. We are not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that, individually or in the aggregate, would reasonably be expected to impose a Substantial Detriment, but we could choose to waive this condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—		—	—	—
February 1 through February 29	1,341		$58.96	—	—
March 1 through March 31	25,525		60.02	—	—
Total	26,866	(1)	$59.97	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company's 2007 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 26, 2012	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 27, 2011, by and among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 28, 2011).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 20, 2011, among LoopNet, Inc., CoStar Group, Inc. and Lonestar Acquisition Sub, Inc. (Incorporated by referenced to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed May 23, 2011).

3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on March 13, 1998 (the “1998 Form S-1”)).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011).
10.1
Credit Agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

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
*101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2012 and 2011, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

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