Form 10-Q
period 2012-06-30
COSTAR GROUP INC
filed 2012-07-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 28,206,438 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$85,223	$62,127	$153,852	$121,745
Cost of revenues	28,172	22,412	52,506	44,978
Gross margin	57,051	39,715	101,346	76,767

Operating expenses:
Selling and marketing	20,016	14,280	35,566	27,526
Software development	7,977	5,135	12,992	10,403
General and administrative	25,491	15,845	39,985	26,744
Purchase amortization	3,580	546	4,214	1,089
	57,064	35,806	92,757	65,762
Income (loss) from operations	(13)	3,909	8,589	11,005
Interest and other income (expense), net	(1,069)	178	(819)	380
Income (loss) before income taxes	(1,082)	4,087	7,770	11,385
Income tax expense, net	5,628	1,450	9,348	4,216
Net income (loss)	$(6,710)	$2,637	$(1,578)	$7,169

Net income (loss) per share — basic	$(0.25)	$0.12	$(0.06)	$0.34
Net income (loss) per share — diluted	$(0.25)	$0.12	$(0.06)	$0.33

Weighted average outstanding shares — basic	26,465	22,011	25,797	21,271
Weighted average outstanding shares — diluted	26,465	22,426	25,797	21,695

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(6,710)	$2,637	$(1,578)	$7,169
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(662)	(4)	272	1,048
Net change in unrealized loss on investments, net of tax	(17)	(27)	(55)	(54)
Total other comprehensive income (loss)	(679)	(31)	217	994
Total comprehensive income (loss)	$(7,389)	$2,606	$(1,361)	$8,163

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$103,338	$545,280
Short-term investments	820	3,515
Accounts receivable, less allowance for doubtful accounts of approximately $3,273 and $2,524 as of June 30, 2012 and December 31, 2011, respectively	19,523	16,589
Deferred income taxes, net	19,487	11,227
Income tax receivable	5,727	850
Prepaid expenses and other current assets	7,736	5,722
Debt issuance costs	2,978	—
Total current assets	159,609	583,183

Long-term investments	24,976	24,584
Deferred income taxes, net	—	10,224
Property and equipment, net	43,225	37,571
Goodwill	717,212	91,784
Intangibles and other assets, net	185,992	20,530
Deposits and other assets	2,178	2,241
Debt issuance costs	8,095	918
Total assets	$1,141,287	$771,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,938	$—
Accounts payable	6,307	6,010
Accrued wages and commissions	17,569	16,695
Accrued expenses	18,781	12,761
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	978
Deferred rent	533	544
Deferred revenue	28,610	22,271
Total current liabilities	85,261	61,782

Long-term debt, less current portion	161,875	—
Deferred gain on the sale of building	30,071	31,333
Deferred rent	16,368	16,592
Deferred income taxes, net	41,339	—
Income taxes payable	2,855	2,151
Other long-term liabilities	926	—
Total liabilities	338,695	111,858

Total stockholders’ equity	802,592	659,177
Total liabilities and stockholders’ equity	$1,141,287	$771,035
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(1,578)	$7,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,472	4,441
Amortization	7,032	2,199
Amortization of debt issuance costs	472	—
Excess tax benefit from stock options	—	(1,247)
Stock-based compensation expense	4,928	4,265
Deferred income tax expense, net	8,530	(14,458)
Provision for losses on accounts receivable	975	865
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,329)	(1,084)
Income taxes payable	9,218	9,472
Prepaid expenses and other current assets	(1,630)	148
Deposits and other assets	1,236	377
Accounts payable and other liabilities	(3,716)	2,679
Deferred revenue	1,968	458
Net cash provided by operating activities	30,578	15,284

Investing activities:
Proceeds from sale and settlement of investments	10,468	233
Proceeds from sale of building, net	—	83,553
Purchases of property and equipment and other assets	(6,117)	(9,887)
Acquisitions, net of cash acquired	(640,929)	—
Net cash provided by (used in) investing activities	(636,578)	73,899

Financing activities:
Proceeds from long-term debt	175,000	—
Payments of long-term debt	(2,187)	—
Payments of debt issuance costs	(11,546)	—
Excess tax benefit from stock options	—	1,247
Repurchase of restricted stock to satisfy tax withholding obligations	(2,240)	(1,777)
Proceeds from equity offering, net of transaction costs	—	247,924
Proceeds from exercise of stock options and ESPP	5,032	4,540
Net cash provided by financing activities	164,059	251,934

Effect of foreign currency exchange rates on cash and cash equivalents	(1)	95
Net increase (decrease) in cash and cash equivalents	(441,942)	341,212
Cash and cash equivalents at the beginning of period	545,280	206,405
Cash and cash equivalents at the end of period	$103,338	$547,617

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytic and marketing services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”) and parts of the United Kingdom ("U.K.") and France, as well as its complementary online marketplace of commercial real estate listings. The Company operates within two operating segments, U.S. and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and 2011, its comprehensive income for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain previously reported amounts in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the Company’s current presentation.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2012 and 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(5,618)	$(5,890)
Accumulated net unrealized loss on investments, net of tax	(2,733)	(2,678)
Total accumulated other comprehensive loss	$(8,351)	$(8,568)

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2012	2011	2012	2011

Net income (loss)	$(6,710)	$2,637	$(1,578)	$7,169
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	26,465	22,011	25,797	21,271
Effect of dilutive securities:
Stock options and restricted stock	—	415	—	424
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	26,465	22,426	25,797	21,695

Net income (loss) per share — basic	$(0.25)	$0.12	$(0.06)	$0.34
Net income (loss) per share — diluted	$(0.25)	$0.12	$(0.06)	$0.33

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive.  No potential common shares were excluded from the diluted calculation for the three and six months ended June 30, 2012 and 2011.

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.

Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $4.6 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively.  Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $5.0 million and $4.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company recorded a reduction of approximately $465,000 to its realized excess tax benefit from stock option and award exercises for the three months ended June 30, 2012 compared to an increase of approximately $652,000 of excess tax benefits realized from stock option and award exercises for the three months ended June 30, 2011. Approximately $0 and $1.2 million of excess tax benefits were realized from stock option and award exercises for the six months ended June 30, 2012 and 2011, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$556	$483	$935	$875
Selling and marketing	530	400	838	530
Software development	425	323	756	607
General and administrative	1,230	995	2,399	2,253
Total stock-based compensation	$2,741	$2,201	$4,928	$4,265

Options to purchase 140,273 and 90,975 shares were exercised during the three months ended June 30, 2012 and 2011, respectively. Options to purchase 147,840 and 122,473 shares were exercised during the six months ended June 30, 2012 and 2011, respectively.

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $398,000 and $493,000 as of June 30, 2012 and December 31, 2011, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  The Company amortized capitalized product development costs of approximately $48,000 and $0 for the three months ended June 30, 2012 and 2011, respectively. The Company amortized capitalized product development costs of approximately $95,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company's capitalized debt issuance costs were approximately $11.1 million and $900,000 as of June 30, 2012 and December 31, 2011, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 8 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. The Company amortized debt issuance costs of approximately $472,000 and $0 for the three months ended June 30, 2012 and 2011, respectively. The Company amortized debt issuance costs of approximately $472,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

3.	ACQUISITIONS

Virtual Premise, Inc.

On October 25, 2011, the Company acquired Virtual Premise, Inc. (“Virtual Premise”), a Software as a Service (“SaaS”) provider of real estate information management solutions. Pursuant to the terms of the acquisition agreement, the Company paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which was held in escrow for approximately 270 days after the closing date. The funds held in escrow were subject to the prior use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to the date the funds were released. The purchase price was reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to the Company from the escrow fund on March 1, 2012. The remaining escrowed funds were released to the former Virtual Premise stockholders at the end of the escrow period.

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

This acquisition was accounted for using the acquisition method, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price was allocated to trade names, customer base, database technology, goodwill and various other asset and liability accounts.  The acquired customer base for the acquisition, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on a 125% declining balance method over 10 years. The identified intangibles are amortized over their estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The results of operations of Virtual Premise have been consolidated with those of the Company since the date of the acquisition and are not considered material to the Company's condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition. The purchase accounting is preliminary and is subject to change.

LoopNet, Inc.

On April 30, 2012, the Company acquired 100% of the outstanding stock of LoopNet, Inc. (“LoopNet”) pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). LoopNet owns and operates an online marketplace for commercial real estate in the United States. The online marketplace enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings in order to find a buyer or tenant. The acquisition combines the marketing solutions offered by LoopNet with the research capabilities of the Company to create expected efficiencies in operations and provide more opportunities for the combined company's customers.

The following table summarizes the consideration paid for LoopNet (in thousands except share and per share data):

Cash	$746,393
Equity interest (1,880,300 shares at $72.89)	137,055
Fair value of total consideration transferred	$883,448

The Company has applied the acquisition method to account for the LoopNet transaction which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Cash and cash equivalents	$105,464
Accounts receivable	3,021
Goodwill	625,174
Acquired trade names and other	48,700
Acquired customer base	71,500
Acquired database technology	52,100
Deferred income taxes, net	(32,623)
Other assets and liabilities	10,112
Fair value of identifiable net assets acquired	$883,448

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

The net assets of LoopNet were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, expected holding period of investments, market rate assumptions for contractual obligations, and appropriate discount rates.

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of 10 years. The acquired database technology has an estimated useful life of 5 years and the acquired trade names have an indefinite estimated useful life. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology is recognized on a straight-line basis over the estimated useful life. The acquired trade names recorded in connection with this acquisition are not amortized, but are subject to annual impairment tests. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $625.2 million of goodwill recorded as part of the acquisition is associated with the Company's U.S. operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes. The purchase accounting is preliminary and is subject to change.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the LoopNet acquisition includes: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with LoopNet's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

The Company's consolidated revenue for the three and six months ended June 30, 2012, included $13.2 million from the LoopNet contributed business. The Company's consolidated net income (loss) for the three and six months ended June 30, 2012 included a $4.0 million net loss from the LoopNet contributed business.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2011 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$95,986	$83,746	$187,542	$164,077
Net income (loss)	$(2,501)	$3,540	$2,045	$5,221
Net income (loss) per share — basic	$(0.09)	$0.13	$0.08	$0.20
Net income (loss) per share — diluted	$(0.09)	$0.13	$0.08	$0.19

This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, including: (i) the amortization associated with the acquired intangible assets; (ii) interest expense associated with debt used to fund a portion of the acquisition; and (iii) reduced interest income associated with cash used to fund a portion of the acquisition. The unaudited pro forma results do not include: (i) any potential synergies, cost savings or other expected benefits of the acquisition; (ii) the revenue impact of the non-recurring purchase accounting adjustment to reduce the acquisition-related deferred revenue; (iii) the non-recurring acquisition costs incurred on the date of acquisition; and (iv) the non-recurring tax impact of an unusually high tax rate in the second quarter of 2012 due to costs related to the LoopNet acquisition that reduce income from operations but are not deductible for tax purposes. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

As a result of the LoopNet acquisition, the Company recorded approximately $4.0 million and $5.0 million in acquisition-related costs for the three months ended June 30, 2012 and 2011, respectively. The Company recorded approximately $5.2 million and $5.3 million in acquisition-related costs for the six months ended June 30, 2012 and 2011, respectively. These costs include expenses directly related to acquiring LoopNet. These costs are expensed as incurred and recorded in general and administrative expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

The Company estimates that the total amount of severance costs for LoopNet employees related to the acquisition will be approximately $2.2 million, of which approximately $2.0 million was paid and recorded in general and administrative expenses for the three and six months ended June 30, 2012. The remaining severance payments are expected to be made by June 30, 2013.

Prior to completion of the LoopNet acquisition on April 26, 2012 the Federal Trade Commission (the “FTC”) accepted a consent order previously agreed to by the Company and LoopNet. The consent order was subject to a 30-day public comment period which has passed, but the consent order remains subject to final acceptance by the FTC. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”).  On March 28, 2012, the Company and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMG Information, Inc. (“DMGI”).  The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. The Company received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and resulted in no gain on the sale of the investment for the three and six months ended June 30, 2012.

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2012 were as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2012 — June 30, 2013	$775
July 1, 2013 — June 30, 2017	442
July 1, 2017 — June 30, 2022	45
After June 30, 2022	24,534
Available-for-sale investments	$25,796

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2012 and 2011. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2012 and 2011.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

As of June 30, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$766	$9	$—	$775
Government-sponsored enterprise obligations	46	—	(1)	45
Auction rate securities	27,717	—	(2,741)	24,976
Available-for-sale investments	$28,529	$9	$(2,742)	$25,796

As of December 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,397	$64	$—	$3,461
Government-sponsored enterprise obligations	55	—	(1)	54
Auction rate securities	27,325	—	(2,741)	24,584
Available-for-sale investments	$30,777	$64	$(2,742)	$28,099

The unrealized losses on the Company’s investments as of June 30, 2012 and December 31, 2011 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011.  See Note 5 for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$45	$(1)	$54	$(1)
Auction rate securities	24,534	(2,741)	24,584	(2,741)
Investments in an unrealized loss position	$24,579	$(2,742)	$24,638	$(2,742)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2012 and December 31, 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$85,529	$—	$—	$85,529
Money market funds	17,787	—	—	17,787
Commercial paper	22	—	—	22
Corporate debt securities	—	775	—	775
Government-sponsored enterprise obligations	—	45	—	45
Auction rate securities	—	—	24,976	24,976
Total assets measured at fair value	$103,338	$820	$24,976	$129,134
Liabilities:
Deferred consideration	$—	$—	$2,072	$2,072
Total liabilities measured at fair value	$—	$—	$2,072	$2,072

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$24,534	$29,114	$24,584	$29,189
Auction rate securities upon acquisition	442	—	442	—
Settlements	—	(100)	(50)	(175)
Balance at end of period	$24,976	$29,014	$24,976	$29,014

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2012 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Settlements	(50)
Balance at March 31, 2012	24,534
Auction rate securities upon acquisition	442
Balance at June 30, 2012	$24,976

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The majority of the underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of June 30, 2012, the Company held ARS with $28.5 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2012.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant on these securities. The weighted average discount rate used as of June 30, 2012 based on the fair values of the ARS was approximately 5.4%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of June 30, 2012, the Company held Level 3 liabilities for deferred consideration acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $2.1 million as of June 30, 2012 and included potential deferred cash payments resulting from acquisitions completed by LoopNet in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2013 and March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones resulting in a total undiscounted amount of approximately $2.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2013 and March 31, 2014 based on Reaction Web's achievement of revenue milestones resulting in a total undiscounted amount of approximately $700,000.

As of June 30, 2011, the Company held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration totaled $2.8 million as of June 30, 2011 and included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014.  On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.  On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement.  Under the terms of the settlement agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation.  The Company reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$—	$3,254	$—	$3,222
Deferred consideration upon acquisition	2,011	—	2,011	—
Accretion for period	61	32	61	64
Payments made during period	—	(500)	—	(500)
Balance at end of period	$2,072	$2,786	$2,072	$2,786

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2010 to June 30, 2012 (in thousands):

Deferred Consideration
Balance at December 31, 2010	$3,222
Accretion for 2011	85
Payments made in 2011	(2,100)
Adjustments made in 2011	(1,207)
Balance at December 31, 2011	—
Activity from January 1, 2012 – March 31, 2012	—
Balance at March 31, 2012	—
Deferred consideration upon acquisition	2,011
Accretion from April 1, 2012 – June 30, 2012	61
Balance at June 30, 2012	$2,072

The Company uses a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of June 30, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of accounts receivable, accounts payable, accrued expenses, and long-term debt approximates fair value.

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2010	$55,260	$24,342	$79,602
Acquisitions	12,205	—	12,205
Effect of foreign currency translation	—	(23)	(23)
Goodwill, December 31, 2011	67,465	24,319	91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	254	254
Goodwill, June 30, 2012	$692,639	$24,573	$717,212

The Company recorded goodwill of approximately $12.2 million in connection with the October 2011 acquisition of Virtual Premise. The Company recorded goodwill of approximately $625.2 million in connection with the April 2012 acquisition of LoopNet.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2012	December 31, 2011	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,742)	(1,647)
Capitalized product development cost, net	398	493

Building photography	12,198	12,031	5
Accumulated amortization	(11,370)	(11,122)
Building photography, net	828	909

Acquired database technology	77,260	25,140	5
Accumulated amortization	(23,814)	(21,477)
Acquired database technology, net	53,446	3,663

Acquired customer base	130,213	58,576	10
Accumulated amortization	(49,402)	(45,055)
Acquired customer base, net	80,811	13,521

Acquired trade names and other (1)	59,117	10,376	7
Accumulated amortization	(8,608)	(8,432)
Acquired trade names and other, net	50,509	1,944

Intangibles and other assets, net	$185,992	$20,530

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

8.	LONG-TERM DEBT

On April 27, 2011, the Company entered into a Commitment Letter with J.P. Morgan Bank for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, of which $37.5 million was committed, which was available, subject to customary conditions, to fund the LoopNet acquisition and the ongoing working capital needs of the Company and its subsidiaries following the transaction. The original commitment from J.P. Morgan Bank received April 27, 2011, terminated on April 30, 2012 upon closing of the term loan facility discussed below.

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds along with net proceeds from the equity offering conducted in June 2011 to pay a portion of the merger consideration and transaction costs related to the LoopNet merger.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the Credit Agreement are guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions.

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants are effective beginning with the first full fiscal quarter commencing after the closing date, which will be the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This repayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement.

In connection with obtaining the facility pursuant to the Credit Agreement, the Company incurred approximately $11.5 million in debt issuance costs, which are capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of June 30, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.2 million for the three and six months ended June 30, 2012, respectively. Included in interest expense were amortized debt issuance costs of $472,000 for the three and six months ended June 30, 2012. The Company recorded no interest expense for the three and six months ended June 30, 2011.

Maturities of the Company's borrowings for each of the next five years as of June 30, 2012 are expected to be as follows (in thousands):

Year ending June 30,	Maturities
Due in:
2013	$10,938
2014	19,688
2015	28,437
2016	43,750
2017	70,000
Long-term debt, including current maturities	$172,813

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	INCOME TAXES

The income tax provision for the six months ended June 30, 2012 and 2011 reflects an effective tax rate of approximately 120% and 37%, respectively. The increase in the effective tax rate is primarily due to costs related to the LoopNet acquisition that reduce income from operations but are not deductible for tax purposes.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under audit in the U.S. for tax year 2010. Although a formal assessment has not been received, the Company believes it has provided adequate reserves related to all matters in the tax periods open to examination.  Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options.  See Note 13 for further details on the lease entered into by CoStar Realty and GLL L-Street 1331, LLC (“GLL”) on February 2, 2011.

On February 16, 2012, the Company entered into the Credit Agreement. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. See Note 8 for additional information regarding the Credit Agreement.

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000.  The Company anticipates that the payment will be made by December 31, 2012 upon the court's final approval of the settlement.

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On February 21, 2012, Civix filed a motion to dismiss and strike LoopNet’s counterclaims. LoopNet opposed the motion, and the motion was fully briefed and submitted to the court on March 8, 2012. The district court has not ruled on the motion. On March 22, 2012, the district court scheduled trial for November 2012. Discovery has begun in the case and the parties have made initial disclosures as required by the Federal Rules of Civil Procedure. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint.  On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. At this time, the Company cannot predict the outcome of either case against Civix, but the Company intends to vigorously defend itself against Civix's claims.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional® and FOCUS™ services. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise the Company's primary service offering in the U.S. operating segment. FOCUS is the Company's primary service offering in the International operating segment. CoStar's and its subsidiaries' subscription-based services consist of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company's net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company's operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
United States	$80,468	$57,540	$144,453	$112,576
International
External customers	4,755	4,587	9,399	9,169
Intersegment revenue	423	224	766	478
Total international revenue	5,178	4,811	10,165	9,647
Intersegment eliminations	(423)	(224)	(766)	(478)
Total revenues	$85,223	$62,127	$153,852	$121,745

EBITDA
United States	$10,389	$8,262	$23,614	$19,623
International	(2,218)	(1,145)	(3,521)	(1,978)
Total EBITDA	$8,171	$7,117	$20,093	$17,645

Reconciliation of EBITDA to net income (loss)
EBITDA	$8,171	$7,117	$20,093	$17,645
Purchase amortization in cost of revenues	(2,158)	(308)	(2,580)	(615)
Purchase amortization in operating expenses	(3,580)	(546)	(4,214)	(1,089)
Depreciation and other amortization	(2,446)	(2,354)	(4,710)	(4,936)
Interest income (expense), net	(1,069)	178	(819)	380
Income tax expense, net	(5,628)	(1,450)	(9,348)	(4,216)
Net income (loss)	$(6,710)	$2,637	$(1,578)	$7,169

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

International EBITDA includes a corporate allocation of approximately $1.4 million and $100,000 for the three months ended June 30, 2012 and 2011.  International EBITDA includes a corporate allocation of approximately $2.2 million and $100,000 for the six months ended June 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment, net
United States	$39,445	$35,044
International	3,780	2,527
Total property and equipment, net	$43,225	$37,571

Goodwill
United States	$692,639	$67,465
International	24,573	24,319
Total goodwill	$717,212	$91,784

Assets
United States	$1,184,281	$808,930
International	40,321	38,061
Total operating segment assets	$1,224,602	$846,991

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,224,602	$846,991
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(64,971)	(57,612)
Total assets	$1,141,287	$771,035

Liabilities
United States	$335,062	$107,776
International	60,529	53,221
Total operating segment liabilities	$395,591	$160,997

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$395,591	$160,997
Intersegment payables	(56,896)	(49,139)
Total liabilities	$338,695	$111,858

12.	LEASE RESTRUCTURING CHARGES

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

The amounts of the lease restructuring charges recorded were based upon management’s best estimates of amounts and timing of certain events that are expected to occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments due to changes in the Company's assumed sublease income over the remaining lease term, adjustments of approximately $60,000 and $78,000 were recorded for the six months ended June 30, 2012 and 2011, respectively. Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2010 to June 30, 2012 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2010	$931
Original charge	959
Rent payments made in 2011	(1,319)
Adjustment for assumed sublease income and accretion in 2011	262
Accrual balance at December 31, 2011	833
Rent payments made from January 1, 2012 – March 31, 2012	(344)
Adjustment for assumed sublease income and accretion from January 1, 2012 - March 31, 2012	54
Accrual balance at March 31, 2012	543
Rent payments made from April 1, 2012 – June 30, 2012	(280)
Adjustment for assumed sublease income and accretion from April 1, 2012 - June 30, 2012	39
Accrual balance at June 30, 2012	$302

13.	SALE OF BUILDING

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

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions. The Company recorded approximately $600,000 from the gain on sale for the three months ended June 30, 2012 and 2011, respectively. The Company recorded approximately $1.3 million and $900,000 from the gain on sale for the six months ended June 30, 2012 and 2011, respectively. The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

14.	EQUITY OFFERING

During June 2011, the Company completed an equity offering of 4,312,500 shares of common stock for $60.00 per share.  Net proceeds from the equity offering were approximately $247.9 million, after deducting approximately $10.4 million of underwriting discounts and commissions and offering expenses of approximately $500,000.  The Company used the net proceeds from the sale of the securities to fund a portion of the cash consideration payable in connection with its acquisition of LoopNet. See Note 3 for additional information regarding the acquisition of LoopNet.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytic and marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month, provide more information, analytic and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled a standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. Our subsidiary, LoopNet, Inc. (“LoopNet”), operates an online marketplace that enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their commercial real estate criteria. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings, and real estate management solutions, including lease administration and abstraction services, through our Virtual Premise, Inc. (“Virtual Premise”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Expansion and Development

We expect to continue to develop and distribute new services, expand existing services within our current platform, integrate, coordinate and cross-sell existing services, and expand and develop our sales and marketing organization. For example, new modules, or tools, and services that we are currently developing and expect to introduce to customers include Lease COMPS™, a database of comparable lease transactions; a mobile platform for delivery of Virtual Premise's real estate management service; a multi-family data and analytics service from PPR; and PPR's CompassFLEX™, a customizable analytic tool for evaluation of various credit scenarios.  Our expansion initiatives also include continued development of CoStarGo®, and enhancements to our core information services, including our suite of online services. On August 15, 2011, we launched CoStarGo in the U.S. CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information from our suite of online products - CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®. We supported the launch with an extensive marketing campaign during the third quarter of 2011, including a 34-city national launch tour to drive early adoption of the service.

We are also integrating, developing and cross-selling the services offered by the companies we have most recently acquired, including LoopNet, Virtual Premise, Resolve Technology and PPR.  Our sales and marketing efforts are and will continue to be focused on cross-selling and marketing our services.  We recently launched a new sales and marketing campaign directed at cross-selling of CoStar services to LoopNet customers and LoopNet services to CoStar customers, which includes additional marketing of CoStarGo.  We expect to incur significant, additional expenses associated with this sales and marketing campaign during the third and fourth quarters of 2012.  We anticipate that these initiatives will position the company for revenue growth in 2013 and beyond.  Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase, our expenses, however our revenues have also increased as a result of these acquisitions, due to cross-selling opportunities among the customers of CoStar and acquired companies.

In addition, we expect to continue our efforts to integrate the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise.  We also plan to continue efforts to integrate Virtual Premise's real estate management solutions with CoStar's business. These integration efforts include providing additional tools that make our research and analytics even more valuable to subscribers. For example, we are developing a lease discounted cash flow (“LDCF”) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's and Virtual Premise's commercial real estate investment and management software expertise. One of our newest initiatives under development is an enhanced platform called CoStar Fusion™ that will combine and deliver multiple services, including the CoStar Suite® services: Property Professional®, COMPS® and Tenant®, analytics from PPR, and financial tools in a fully integrated service.  We intend to launch CoStar Fusion as a premium offering and we believe it could become a revenue driver for CoStar in the future.  In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. We will also continue to offer our core products and services individually.

We also intend to continue to expand the coverage of our service offerings within our International segment and to integrate our International operations more fully with those in the U.S. We intend to introduce a consistent international platform of service offerings by the end of 2012. As part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our Internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. We expect to introduce CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional, and CoStar Tenant in the U.K. by the end of 2012. Additionally, we have upgraded our back-end research operations, fulfillment and CRM systems to support these new U.K. services. In order to implement these services in the U.K., we have incurred, and expect to incur increased development costs. We believe that our continued investments in U.S. products, internationalization of our products and integration efforts have created a platform for long-term growth, which we intend to continue to develop, invest in and expand.

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

LoopNet Acquisition

On April 30, 2012, we completed the acquisition of LoopNet. The acquisition combines the marketing solutions offered by LoopNet with the research capabilities of CoStar. We expect the acquisition will create efficiencies in operations and provide more opportunities for the combined company's customers. To acquire LoopNet, we paid stock and cash consideration with an aggregate value of approximately $883.4 million.

The LoopNet transaction was subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”). On April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order previously agreed to by LoopNet and CoStar. The consent order was subject to a 30-day public comment period which has passed, but the consent order remains subject to final acceptance by the FTC. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”).  On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMG Information, Inc. (“DMGI”).  The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012.

In addition, the consent order also requires us to maintain certain business practices that the FTC believes will promote competition.  For example, the consent order requires us to maintain our customary practice of selling our products separately and on a market-by-market basis.  It also requires us to license our products to customers who have bought our competitors' products on a non-discriminatory basis, which we have always done in the past.  In addition, we are required to maintain our customary licensing practices with respect to the length of our contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011 and the proceeds of a $175.0 million term loan facility available to us under a credit agreement (as amended, the “Credit Agreement”), dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty Information, Inc. (“CoStar Realty”), as co-borrower, JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”), as administrative agent, and the other lenders thereto.

We plan to continue to assess any plans for additional investments in our business in the foreseeable future. At this time, as discussed above, we expect to continue to develop and distribute new services within our current platform. While we expect current service offerings to remain profitable, providing substantial cash flow for our business, the costs associated with our merger with LoopNet and the integration of our two businesses has reduced and is likely to continue to reduce our profitability and has caused and could continue to cause us to generate losses. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Market Conditions

There continue to be clear signs of improving conditions in the commercial real estate industry, including above average leasing activity and positive net absorption of office space.  However, the extent and duration of continued improvement in the economy and the commercial real estate industry is unknown. Improvements in the commercial real estate industry are largely dependent upon employment trends, which drive demand for real estate space.  Continuing risks related to lower than expected job growth, government fiscal challenges and uncertainty over U.S. and global economic issues may impede the ability and willingness of clients to purchase services from us or result in reductions of services purchased.

In some cases, the business operations of some of our clients continue to be negatively affected by challenging economic conditions in the U.S. and the world, resulting at times in business consolidations and, in some circumstances, business failure.  If cancellations, reductions of services and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates.  We compete against many other commercial real estate information, analytic and marketing service providers for business.  If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.

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

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional and FOCUS services. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. FOCUS is our primary service offering in our International operating segment. Our subscription-based services consist of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2012 and 2011, our contract renewal rate for existing CoStar subscription-based services was approximately 94% and 92%, respectively, and therefore our cancellation rate for those services was approximately 6% and 8%, respectively, for the same periods of time.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant on these securities. The average discount rate used as of June 30, 2012 was approximately 5.4%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2012, we determined there was a decline in the fair value of our ARS investments of approximately $2.7 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2012. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

As of June 30, 2012, we held Level 3 liabilities for deferred consideration acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $2.1 million as of June 30, 2012 and included potential deferred cash payments resulting from acquisitions completed by LoopNet in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2013 and March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2013 and March 31, 2014 based on Reaction Web's achievement of revenue milestones.

As of June 30, 2011, we held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration totaled $2.8 million as of June 30, 2011 and included (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology's revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014. On June 24, 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones. On September 8, 2011, we entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement. Under the terms of the settlement agreement, we made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. We reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

We use a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model included the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of our Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each transaction plus a margin for counterparty risk. The average discount rate used as of June 30, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2012. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.  EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs, settlement and impairment costs incurred outside our ordinary course of business, as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 24 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytic and marketing services, which has included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, headquarters' acquisition- and transition-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of net interest income (expense) we generate (incur) may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of net interest income (expense) to be a representative component of the day-to-day operating performance of our business.

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

•
The amount of acquisition- and integration-related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to the acquisition. Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

•
The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in the makeup of our properties or personnel. We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

•
The amount of headquarters' acquisition- and transition-related costs incurred may be useful for investors to consider because they generally represent the overlapping rent and building carrying costs, legal costs and other related costs incurred to relocate our headquarters. We do not believe these charges necessarily reflect the current and ongoing charges related to our operating cost structure.

•
The amount of material settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2011, we assumed a 40% tax rate, and in 2012, we assume a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(6,710)	$2,637	$(1,578)	$7,169
Purchase amortization in cost of revenues	2,158	308	2,580	615
Purchase amortization in operating expenses	3,580	546	4,214	1,089
Depreciation and other amortization	2,446	2,354	4,710	4,936
Interest expense (income), net	1,069	(178)	819	(380)
Income tax expense, net	5,628	1,450	9,348	4,216
EBITDA	$8,171	$7,117	$20,093	$17,645

Cash flows provided by (used in)
Operating activities	$24,197	$7,598	$30,578	$15,284
Investing activities	(634,811)	(3,915)	(636,578)	73,899
Financing activities	164,873	251,659	164,059	251,934

Comparison of Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011

Revenues. Revenues increased to $85.2 million in the second quarter of 2012 from $62.1 million in the second quarter of 2011. The $23.1 million increase was primarily attributable to the additional revenue of approximately $13.2 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $57.1 million in the second quarter of 2012 from $39.7 million in the second quarter of 2011. The gross margin percentage increased to 66.9% in the second quarter of 2012 from 63.9% in the second quarter of 2011. The increase in the gross margin amount and percentage was due to an increase in revenue, partially offset by an increase in cost of revenues. Cost of revenues increased to $28.2 million in the second quarter of 2012 from $22.4 million in the second quarter of 2011. The increase in the cost of revenues was principally due to the additional cost of revenues from our April 2012 acquisition of LoopNet.

Selling and Marketing Expenses. Selling and marketing expenses increased to $20.0 million in the second quarter of 2012 from $14.3 million in the second quarter of 2011, and slightly increased as a percentage of revenues to 23.5% in the second quarter of 2012 from 23.0% in the second quarter of 2011. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 2012 acquisition of LoopNet.

Software Development Expenses. Software development expenses increased to $8.0 million in the second quarter of 2012 from $5.1 million in the second quarter of 2011, and increased as a percentage of revenues to 9.4% in the second quarter of 2012 compared to 8.3% in the second quarter of 2011. The increase in the amount and percentage of software development expenses was primarily due to the additional software development expenses from our April 2012 acquisition of LoopNet.

General and Administrative Expenses. General and administrative expenses increased to $25.5 million in the second quarter of 2012 from $15.8 million in the second quarter of 2011, and increased as a percentage of revenues to 29.9% in the second quarter of 2012 compared to 25.5% in the second quarter of 2011. The increase in the amount and percentage of general and administrative expenses was primarily due to the additional general and administrative expenses from our April 2012 acquisition of LoopNet.

Purchase Amortization. Purchase amortization increased to approximately $3.6 million in the second quarter of 2012 compared to approximately $546,000 in the second quarter of 2011, and increased as a percentage of revenue to 4.2% in the second quarter of 2012 compared to 0.9% in the second quarter of 2011. The increase in the amount and percentage of purchase amortization expense was due to the additional purchase amortization expenses from our April 2012 acquisition of LoopNet.

Interest and Other Income (Expense), net. Interest and other income (expense), net changed to approximately $1.1 million expense in the second quarter of 2012 compared to approximately $178,000 income in the second quarter of 2011. The change was primarily due to the interest expense for the term loan facility incurred in the second quarter of 2012.

Income Tax Expense, net. Income tax expense, net increased to $5.6 million in the second quarter of 2012 from $1.5 million in the second quarter of 2011.  This increase was primarily due to costs related to the LoopNet acquisition that reduce income from operations but are not deductible for tax purposes.

Comparison of Business Segment Results for Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the United States (“U.S.”) and International, which includes the United Kingdom ("U.K.") and France. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $80.5 million in the second quarter of 2012 from $57.5 million in the second quarter of 2011. This increase in U.S. revenue was primarily due to the additional revenue of approximately $13.2 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues slightly increased to $4.8 million in the second quarter of 2012 from $4.6 million in the second quarter of 2011. Intersegment revenue increased to approximately $423,000 in the second quarter of 2012, compared to approximately $224,000 in the second quarter of 2011. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount we believe approximates fair value.   Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $10.4 million in the second quarter of 2012 from $8.3 million in the second quarter of 2011. The increase in U.S. EBITDA was due primarily to an increase in revenues in the second quarter of 2012 from the second quarter of 2011. International EBITDA decreased to a higher loss of approximately $2.2 million in the second quarter of 2012 from a loss of approximately $1.1 million in the second quarter of 2011. This higher loss was primarily due to increased personnel costs for the second quarter of 2012 compared to the second quarter of 2011. International EBITDA includes a corporate allocation of approximately $1.4 million and $100,000 for each of the three months ended June 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Comparison of Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

Revenues. Revenues increased to $153.9 million for the six months ended June 30, 2012, from $121.7 million for the six months ended June 30, 2011. The $32.1 million increase was primarily attributable to further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates as well as the additional revenue of approximately $13.2 million from our April 2012 acquisition of LoopNet.

Gross Margin. Gross margin increased to $101.3 million for the six months ended June 30, 2012, from $76.8 million for the six months ended June 30, 2011. The gross margin percentage increased to 65.9% for the six months ended June 30, 2012, from 63.1% for the six months ended June 30, 2011. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $52.5 million for the six months ended June 30, 2012, from $45.0 million for the six months ended June 30, 2011. The increase in the cost of revenues was principally due to the additional cost of revenues of approximately $5.3 million from our 2011 and 2012 acquisitions as well as an increase in research personnel costs of approximately $2.5 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $35.6 million for the six months ended June 30, 2012, from $27.5 million for the six months ended June 30, 2011, and increased as a percentage of revenues to 23.1% for the six months ended June 30, 2012, compared to 22.6% for the six months ended June 30, 2011. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses of approximately $5.2 million from our 2011 and 2012 acquisitions as well as an increase in sales personnel costs of approximately $2.7 million.

Software Development Expenses. Software development expenses increased to $13.0 million for the six months ended June 30, 2012, from $10.4 million for the six months ended June 30, 2011, and remained relatively consistent as a percentage of revenues at 8.4% for the six months ended June 30, 2012, compared to 8.5% for the six months ended June 30, 2011. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our 2011 and 2012 acquisitions.

General and Administrative Expenses. General and administrative expenses increased to $40.0 million for the six months ended June 30, 2012, from $26.7 million for the six months ended June 30, 2011, and increased as a percentage of revenues to 26.0% for the six months ended June 30, 2012, compared to 22.0% for the six months ended June 30, 2011. The increase in the amount and percentage of general and administrative expenses was primarily due to the additional general and administrative expenses of approximately $7.6 million from our 2011 and 2012 acquisitions and approximately $2.1 million in personnel costs.

Purchase Amortization. Purchase amortization increased to approximately $4.2 million for the six months ended June 30, 2012, compared to approximately $1.1 million for the six months ended June 30, 2011, and increased as a percentage of revenue to 2.7% for the six months ended June 30, 2012, compared to 0.9% for the six months ended June 30, 2011. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our 2011 and 2012 acquisitions.

Interest and Other Income (Expense), net. Interest and other income (expense), net changed to approximately $819,000 expense for the six months ended June 30, 2012 compared to approximately $380,000 income for the six months ended June 30, 2011. The change was primarily due to the interest expense for the term loan facility incurred in the six months ended June 30, 2012.

Income Tax Expense, net. Income tax expense, net increased to $9.3 million for the six months ended June 30, 2012, from $4.2 million for the six months ended June 30, 2011. This increase was primarily due to costs related to the LoopNet acquisition that reduce income from operations but are not deductible for tax purposes.

Comparison of Business Segment Results for Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

Segment Revenues. U.S. revenues increased to $144.5 million for the six months ended June 30, 2012, from $112.6 million for the six months ended June 30, 2011. This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates as well as the additional revenue of approximately $13.2 million from our April 2012 acquisition of LoopNet. FOCUS is our primary service offering in our International operating segment. International revenues slightly increased to $9.4 million for the six months ended June 30, 2012 from $9.2 million for the six months ended June 30, 2011. Intersegment revenue increased to approximately $766,000 for the six months ended June 30, 2012, compared to approximately $478,000 for the six months ended June 30, 2011. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $23.6 million for the six months ended June 30, 2012, from $19.6 million for the six months ended June 30, 2011. The increase in U.S. EBITDA was due primarily to an increase in revenues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. International EBITDA decreased to a higher loss of approximately $3.5 million for the six months ended June 30, 2012, from a loss of approximately $2.0 million for the six months ended June 30, 2011. This higher loss was primarily due to the increased personnel costs for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. International EBITDA includes a corporate allocation of approximately $2.2 million and $100,000 for each of the six months ended June 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Total cash, cash equivalents and short-term investments decreased to $104.2 million as of June 30, 2012 compared to $548.8 million as of December 31, 2011. The decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 2012 was primarily due to the net cash paid for our April 2012 acquisition of LoopNet.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $30.6 million compared to approximately $15.3 million for the six months ended June 30, 2011. This $15.3 million increase in net cash providing by operating activities was mostly related to an increase of approximately $21.6 million in net income plus non-cash items primarily due to increased net deferred tax assets associated with our April 2012 acquisition of LoopNet. This increase was partially offset by a decrease in cash associated with increased payments of acquisition costs related to our LoopNet acquisition in 2012.

Net cash used in investing activities changed by approximately $710.5 million. The $636.6 million cash used in the six months ended June 30, 2012 was primarily due to $640.9 million of cash used for the acquisition of LoopNet on April 30, 2012 and purchases of property and equipment of approximately $6.1 million, partially offset by the proceeds from the sale and settlements of investments of approximately $10.5 million. Proceeds from the sale and settlements of investments included $4.2 million in proceeds for the sale of LoopNet's minority interest in Xceligent. The $73.9 million cash provided by investing activities for the six months ended June 30, 2011 was primarily due to cash provided from the sale of our headquarters in Washington DC which occurred in February 2011 and did not recur in the six months ended June 30, 2012.

Net cash provided by financing activities was approximately $164.1 million for the six months ended June 30, 2012, compared to approximately $251.9 million for the six months ended June 30, 2011. This $87.9 million decrease in net cash provided by financing activities was primarily due to the equity offering completed in June 2011 which did not recur in 2012, partially offset by the proceeds of $175.0 million received from the term loan facility in April 2012 less payments of debt issuance costs associated with the debt which did not occur in 2011.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the six months ended June 30, 2012, we incurred capital expenditures of approximately $6.1 million. We expect to make aggregate capital expenditures in 2012 of approximately $15.0 million to $20.0 million.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions.  Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On October 25, 2011, we acquired Virtual Premise, a Software as a Service (“SaaS”) provider of real estate information management solutions located in Atlanta, Georgia. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which was held in escrow for approximately 270 days after the closing date. The funds held in escrow were subject to the prior use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to the date the funds were released.  The purchase price was reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to us from the escrow fund on March 1, 2012. The remaining escrowed funds were released to the former Virtual Premise stockholders on July 23, 2012.

On April 30, 2012, we acquired LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). Prior to completion of the LoopNet acquisition on April 26, 2012 the FTC accepted a consent order previously agreed to by CoStar and LoopNet. The consent order was subject to a 30-day public comment period which has passed, but the consent order remains subject to final acceptance by the FTC. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent.  On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMGI.  The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. We received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and did not result in any gain on the sale of the investment for the three and six months ended June 30, 2012.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The original commitment letter from J.P. Morgan Bank received on April 27, 2011 for a fully committed term loan of $415.0 million and a $50.0 million revolving credit facility, was terminated on April 30, 2012 upon closing of the term loan facility. We have made principal payments of approximately $2.2 million for the three and six months ended June 30, 2012. Maturities of our borrowings for each of the next five years as of June 30, 2012 are expected to be $10.9 million, $19.7 million, $28.4 million, $43.8 million and $70.0 million for the years ended June 30, 2013 to 2017, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants are effective beginning with the first full fiscal quarter commencing after the closing date which will be our third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires us to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under its term loan facility. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This repayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement.

In connection with obtaining the term loan facility pursuant to the Credit Agreement, we incurred approximately $11.5 million in debt issuance costs, which are capitalized and amortized as interest expense over the term of the Credit Agreement using the effective interest method.  The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of June 30, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.2 million for the three and six months ended June 30, 2012, respectively. Included in interest expense was amortized debt issuance costs of $472,000 for the three and six months ended June 30, 2012. The Company recorded no interest expense for the three and six months ended June 30, 2011. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2012, we had $28.5 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On February 21, 2012, Civix filed a motion to dismiss and strike LoopNet’s counterclaims. LoopNet opposed the motion, and the motion was fully briefed and submitted to the court on March 8, 2012. The district court has not ruled on the motion. On March 22, 2012, the district court scheduled trial for November 2012. Discovery has begun in the case and the parties have made initial disclosures as required by the Federal Rules of Civil Procedure. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. We filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint.  On June 21, 2012, we filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. At this time, we cannot predict the outcome of either case against Civix, but we intend to vigorously defend ourself against Civix's claims.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2012 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, combined financial metrics related to the LoopNet acquisition, the anticipated benefits of the LoopNet merger, the timing of future payments of principal under our Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in our Credit Agreement, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize all or any of the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis or at all; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that the final acceptance process for the consent order could result in further regulatory implications; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; business disruption relating to the LoopNet merger may be greater than expected; the amount of investment for the sales and marketing campaign geared towards cross-selling of services to CoStar and LoopNet subscribers and/or the amount of investment in CoStarGo or other offerings for marketing may be higher than expected; the office consolidation may not lead to expense savings as expected; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytic and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2012, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.6 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2012. As of June 30, 2012, we had $104.2 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

As of June 30, 2012, we had $172.8 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2012, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of June 30, 2012, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2012, auctions for $28.5 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2012, we determined that there was a decline in the fair value of our ARS investments of approximately $2.7 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $903.2 million in intangible assets as of June 30, 2012. As of June 30, 2012, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

 Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. Certain pending legal proceedings are discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. We are not a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), and in Part II, “Item 1A Risk Factors” in our Quarterly Reports filed since such Annual Report was filed, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factors discussed below, some of which update the Risk Factors in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K under the heading “Risks Related to our Pending Acquisition of LoopNet” to reflect risks that could affect our business subsequent to the completion of the acquisition of LoopNet on April 30, 2012, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K.

Risks Related to our Acquisition of LoopNet

The failure to successfully integrate LoopNet's business and operations and/or fully realize expected synergies from the merger in the expected time frame or at all may adversely affect our future results and our business. The success of the LoopNet merger will depend, in part, on our ability to successfully integrate LoopNet's business and operations and realize the anticipated benefits and synergies from combining our business and LoopNet's business, including anticipated growth opportunities and cost savings. We may not be able to achieve these objectives in whole or in part. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

The success of the merger will also depend in part on our ability to minimize or eliminate any difficulties that may occur in connection with the integration of our business and LoopNet's business. The integration process could result in the loss of key employees, loss of key clients, loss of key vendors and other business partners, increases in operating costs, increases in taxes, increases in regulatory compliance costs or the disruption of each company's ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. Our efforts to integrate the two companies will divert management's attention and other resources from uses that could otherwise have been beneficial to the company. In addition, management may decide to combine or eliminate business lines, products or services if management believes those changes will have an accretive impact on our earnings per share, but any such changes could have a negative impact on revenue and earnings in the short- or long-term. Further, the terms of the FTC's consent order may prohibit us from taking actions we may wish to take as part of the integration, such as combining or eliminating certain existing business lines, products or services that we believe will result in a long-term positive impact on our revenue and earnings.

The consent order approved by the Federal Trade Commission in connection with the merger imposes conditions that could have an adverse effect on us and our business, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order that was previously agreed to between and among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order was subject to a 30-day public comment period which has passed, but the consent order remains subject to final acceptance by the FTC. Although the waiting period under the HSR Act was terminated upon the FTC's acceptance of the consent order, there can be no assurances that the final acceptance process for the consent order will not result in further regulatory implications or requirements.

The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires CoStar to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires CoStar to maintain its customary practice of selling its products separately and on a market-by-market basis.  It also requires CoStar to license its products to customers who have bought its competitors' products on a non-discriminatory basis.  In addition, CoStar is required to maintain its customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes. In the event that CoStar fails or is unable to comply with the terms of the consent order, CoStar could be subject to an enforcement proceeding that could result in substantial fines and/or injunctive relief. Further, the provisions of the consent order may result in unanticipated adverse effects on the combined company and, therefore, reduce our ability to realize the anticipated benefits of the merger. For example, the terms of the consent order that require us to continue to sell our products separately may prohibit us from combining or eliminating certain business lines, products or services that we believe will result in a long-term positive impact on our revenue and earnings.

We have incurred and will continue to incur acquisition-related costs. We have incurred and continue to expect to incur acquisition-related costs, including investment banking, legal and accounting fees and expenses, filing fees, and other related charges. We have incurred severance costs and expect to incur additional costs to integrate the two companies' businesses, such as IT integration expenses, costs related to the renegotiation of redundant vendor agreements, retention costs and further severance costs. Costs in connection with the merger and integration may be higher than expected, and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operation or prospects of the combined business.

Our business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger. The combined company's business relationships may be subject to disruption as clients of CoStar and/or LoopNet and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business.

We have indebtedness following the completion of the merger, which could adversely affect us, including by decreasing our business flexibility and increasing our costs. Prior to the merger, neither CoStar nor LoopNet had outstanding bank indebtedness. On February 16, 2012, we entered into a Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and J.P. Morgan Bank, as administrative agent. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, we used the proceeds of the $175.0 million term loan facility to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition. The Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.
The operating restrictions and financial covenants in the Credit Agreement and any future financing agreements may limit our ability to finance future operations or capital needs, to engage in other business activities or to respond to changes in market conditions. Our ability to comply with any financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing on a timely basis or at all, or on favorable terms.
We are required to make periodic principal and interest payments pursuant to the terms of the Credit Agreement. If an event of default occurs, the lenders under the Credit Agreement may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and may exercise remedies in respect of the collateral. We may not be able to repay all amounts due under the Credit Agreement in the event these amounts are declared due upon an event of default.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on our employees and LoopNet employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. If our key employees or LoopNet's key employees depart, we may incur significant costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

Additional Risks Related to Our Business

Our focus on internal and external investments may place downward pressure on our operating margins. In 2011 and 2012, we increased the rate of investments in our business, including internal investments in product development and sales and marketing, to expand the breadth and depth of services we provide to our customers. In 2011 and 2012, we also completed two acquisitions. We acquired Virtual Premise in 2011 and LoopNet in 2012. Our investment strategy is intended to accelerate our revenue growth in the future as activity in the commercial real estate industry shows signs of recovering and we begin to realize the benefits of and synergies from our recent acquisitions. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience downward pressure in the short term as a result of our investments. Furthermore, if the industry fails to stabilize or deteriorates further in 2012 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur impairment charges with respect to such investments. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience decreases in our revenues and operating margins.

If we fail to protect confidential information against security breaches, or if customers or potential customers are reluctant to use our services because of privacy concerns, we might face additional costs and could lose customers or potential customers. We collect, use and disclose personally identifiable information, including among other things names, addresses, phone numbers, and email addresses. In certain circumstances, we also collect and use credit card information. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. While we believe that our policies are appropriate and that we are in compliance with our policies, we could be subject to legal claims, government action or harm to our reputation if actual practices fail to comply or are seen as failing to comply with our policies or with local, state, federal or international laws concerning personally identifiable information or if our policies are inadequate to protect the personally identifiable information that we collect.

Concern among prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from subscribing to our services. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business. Under various state laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.

In addition, certain state laws require businesses that maintain personal information in electronic databases to implement reasonable measures to keep that information secure. Various states have enacted different and sometimes contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states is particularly difficult for an online business such as ours which collects personal information from customers in multiple jurisdictions.

Another consequence of failure to comply is the possibility of adverse publicity and loss of consumer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. While we intend to comply fully with all relevant laws and regulations, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business in the event that we do not comply in every instance or in the event that the security of the customer data that we collect is compromised, regardless of whether our practices comply or not. If we were required to pay any significant amount of money in satisfaction of claims under these laws or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

We may not be able to successfully halt the operations of websites that aggregate our data, as well as data from other companies, such as copycat websites that may misappropriate our data. Third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brand or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our commercial real estate ("CRE") marketplace services, including but not limited to the LoopNet marketplace, CoStar Showcase, LandandFarm.com and Lands of America, could be less attractive to current or potential customers, which could result in a reduction in our revenues. The value of our CRE marketplace services to our customers is dependent on increasing the number of property listings provided and searches conducted. The success of our CRE marketplace services depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners. This is because an increase in the number of listings increases the utility of the online service and of its associated search, listing and marketing services. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including BizBuySell and BizQuest, are also dependent on attracting and retaining listings.

If we are unable to convince commercial real estate brokers and other commercial real estate professionals that our CRE marketplace services are superior to traditional methods of listing, searching, and marketing commercial real estate, they could choose not to use those services, which could reduce our revenues or increase our expenses. The primary source of new customers for our CRE marketplace services is participants in the commercial real estate community. Many commercial real estate professionals are used to listing, searching and marketing real estate in traditional and off-line ways, such as through the distribution of print brochures, sharing of written lists, placing signs on properties, word-of-mouth, and newspaper advertisements. Commercial real estate and investment professionals may prefer to continue to use traditional methods or may be slow to adopt and accept our online products and services. If we are not able to continue to persuade commercial real estate participants of the efficacy of our online products and services, they may choose not to use our CRE marketplace services, which could negatively impact our business. Similarly, if we are unable to convince the business and investment community to utilize our online business for sale marketplaces rather than traditional methods of listing and marketing businesses for sale, our revenues could be negatively affected.

The number of LoopNet's registered members is higher than the number of actual members. The number of registered members in LoopNet's network is higher than the number of actual members because some members have multiple registrations or others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of registered members as a measure of the size of the LoopNet marketplace. If the number of LoopNet's actual members does not continue to grow and those members do not convert to premium members, then the LoopNet marketplace business may not grow as fast as we expect, which could harm our operating and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	7,650		$69.05	—	—
May 1 through May 31	571		70.05	—	—
June 1 through June 30	847		72.03	—	—
Total	9,068	(1)	$69.39	—	—

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

COSTAR GROUP, INC.
Date:	July 26, 2012	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 27, 2011, by and among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 28, 2011).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 20, 2011, among LoopNet, Inc., CoStar Group, Inc. and Lonestar Acquisition Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 23, 2011).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2012).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.1
First Amendment dated as of April 25, 2012, to the Credit Agreement dated as of February 16, 2012, among CoStar Group, Inc., CoStar Realty Information, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on April 30, 2012).

10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2012).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

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