Form 10-Q
period 2012-09-30
COSTAR GROUP INC
filed 2012-10-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 28,259,893 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$96,001	$63,829	$249,853	$185,574
Cost of revenues	30,882	21,175	83,388	66,153
Gross margin	65,119	42,654	166,465	119,421

Operating expenses:
Selling and marketing	22,010	17,467	57,576	44,993
Software development	9,722	5,017	22,714	15,420
General and administrative	19,617	16,631	59,602	43,375
Purchase amortization	4,824	535	9,038	1,624
	56,173	39,650	148,930	105,412
Income from operations	8,946	3,004	17,535	14,009
Interest and other income (expense), net	(1,763)	194	(2,582)	574
Income before income taxes	7,183	3,198	14,953	14,583
Income tax expense, net	404	887	9,752	5,103
Net income	$6,779	$2,311	$5,201	$9,480

Net income per share — basic	$0.25	$0.09	$0.20	$0.42
Net income per share — diluted	$0.24	$0.09	$0.19	$0.41

Weighted average outstanding shares — basic	27,243	24,973	26,279	22,505
Weighted average outstanding shares — diluted	27,673	25,317	26,691	22,903

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,779	$2,311	$5,201	$9,480
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,014	(720)	1,286	328
Net change in unrealized loss on investments, net of tax	727	(44)	672	(98)
Total other comprehensive income (loss)	1,741	(764)	1,958	230
Total comprehensive income	$8,520	$1,547	$7,159	$9,710

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$129,462	$545,280
Short-term investments	817	3,515
Accounts receivable, less allowance for doubtful accounts of approximately $3,391 and $2,524 as of September 30, 2012 and December 31, 2011, respectively	21,397	16,589
Deferred income taxes, net	15,145	11,227
Income tax receivable	6,560	850
Prepaid expenses and other current assets	7,999	5,722
Debt issuance costs	2,953	—
Total current assets	184,333	583,183

Long-term investments	21,561	24,584
Deferred income taxes, net	—	10,224
Property and equipment, net	42,962	37,571
Goodwill	718,080	91,784
Intangibles and other assets, net	178,205	20,530
Deposits and other assets	2,160	2,241
Debt issuance costs	7,358	918
Total assets	$1,154,659	$771,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,125	$—
Accounts payable	3,718	6,010
Accrued wages and commissions	21,255	16,695
Accrued expenses	19,608	12,761
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	978
Deferred rent	138	544
Deferred revenue	32,661	22,271
Total current liabilities	93,028	61,782

Long-term debt, less current portion	157,500	—
Deferred gain on the sale of building	29,440	31,333
Deferred rent	16,895	16,592
Deferred income taxes, net	38,142	—
Income taxes payable	2,826	2,151
Other long-term liabilities	977	—
Total liabilities	338,808	111,858

Total stockholders’ equity	815,851	659,177
Total liabilities and stockholders’ equity	$1,154,659	$771,035
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$5,201	$9,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,203	6,390
Amortization	14,996	3,253
Amortization of debt issuance costs	1,235	—
Property and equipment write-off	85	621
Excess tax expense (benefit) from stock options	57	(1,433)
Stock-based compensation expense	8,667	6,110
Deferred income tax expense, net	11,828	(16,608)
Provision for losses on accounts receivable	1,418	1,040
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,612)	(6,864)
Income taxes payable	6,205	12,083
Prepaid expenses and other current assets	(1,848)	(581)
Deposits and other assets	1,286	512
Accounts payable and other liabilities	(2,068)	4,163
Deferred revenue	5,905	1,541
Net cash provided by operating activities	56,558	19,707

Investing activities:
Proceeds from sale and settlement of investments	14,620	815
Proceeds from sale of building, net	—	83,553
Purchases of property and equipment and other assets	(9,002)	(12,172)
Acquisitions, net of cash acquired	(640,929)	—
Net cash provided by (used in) investing activities	(635,311)	72,196

Financing activities:
Proceeds from long-term debt	175,000	—
Payments of long-term debt	(4,375)	—
Payments of debt issuance costs	(11,546)	—
Excess tax benefit (expense) from stock options	(57)	1,433
Repurchase of restricted stock to satisfy tax withholding obligations	(3,817)	(1,972)
Proceeds from equity offering, net of transaction costs	—	247,924
Proceeds from exercise of stock options and ESPP	7,667	4,982
Net cash provided by financing activities	162,872	252,367

Effect of foreign currency exchange rates on cash and cash equivalents	63	65
Net increase (decrease) in cash and cash equivalents	(415,818)	344,335
Cash and cash equivalents at the beginning of period	545,280	206,405
Cash and cash equivalents at the end of period	$129,462	$550,740

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and marketing services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”) and parts of the United Kingdom ("U.K.") and France, as well as its complementary online marketplace of commercial real estate listings. The Company operates within two operating segments, U.S. and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and 2011, its comprehensive income for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2012 and 2011.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(4,604)	$(5,890)
Accumulated net unrealized loss on investments, net of tax	(2,006)	(2,678)
Total accumulated other comprehensive loss	$(6,610)	$(8,568)

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2012	2011	2012	2011

Net income	$6,779	$2,311	$5,201	$9,480
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	27,243	24,973	26,279	22,505
Effect of dilutive securities:
Stock options and restricted stock	430	344	412	398
Denominator for diluted net income per share — weighted-average outstanding shares	27,673	25,317	26,691	22,903

Net income per share — basic	$0.25	$0.09	$0.20	$0.42
Net income per share — diluted	$0.24	$0.09	$0.19	$0.41

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock options	—	146	—	9

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

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation.  Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $2.6 million and $442,000 for the three months ended September 30, 2012 and 2011, respectively.  Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $7.7 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. The Company recorded a reduction of approximately $57,000 to its realized excess tax benefit from stock option and award exercises for the three months ended September 30, 2012 and recorded approximately $186,000 of excess tax benefits from stock option and award exercises for the three months ended September 30, 2011. The Company recorded a reduction of approximately $57,000 to its realized excess tax benefit from stock option and award exercises for the nine months ended September 30, 2012 and recorded approximately $1.4 million of excess tax benefits from stock option and award exercises for the nine months ended September 30, 2011.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$849	$347	$1,784	$1,222
Selling and marketing	493	409	1,331	939
Software development	809	275	1,565	882
General and administrative	1,588	814	3,987	3,067
Total stock-based compensation	$3,739	$1,845	$8,667	$6,110

Options to purchase 76,542 and 13,418 shares were exercised during the three months ended September 30, 2012 and 2011, respectively. Options to purchase 224,382 and 135,891 shares were exercised during the nine months ended September 30, 2012 and 2011, respectively.

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $350,000 and $493,000 as of September 30, 2012 and December 31, 2011, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets.  Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use.  The Company amortized capitalized product development costs of approximately $48,000 and $32,000 for the three months ended September 30, 2012 and 2011, respectively. The Company amortized capitalized product development costs of approximately $143,000 and $32,000 for the nine months ended September 30, 2012 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company's capitalized debt issuance costs were approximately $10.3 million and $918,000 as of September 30, 2012 and December 31, 2011, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 8 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. The Company amortized debt issuance costs of approximately $763,000 and $0 for the three months ended September 30, 2012 and 2011, respectively. The Company amortized debt issuance costs of approximately $1.2 million and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements.

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

The Company has applied the acquisition method to account for the LoopNet transaction, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

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

The Company's consolidated revenue for the three months ended September 30, 2012 and 2011, included $22.9 million and $0 from the LoopNet contributed business, respectively. The Company's consolidated revenue for the nine months ended September 30, 2012 and 2011, included $36.1 million and $0 from the LoopNet contributed business, respectively. The Company's consolidated net income for the three months ended September 30, 2012 and 2011, included a $1.7 million and $0 net loss from the LoopNet contributed business, respectively. The Company's consolidated net income for the nine months ended September 30, 2012 and 2011, included $5.7 million and $0 net loss from the LoopNet contributed business, respectively.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2011 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$97,612	$86,043	$285,154	$250,120
Net income	$6,282	$3,971	$8,299	$9,192
Net income per share — basic	$0.23	$0.15	$0.31	$0.34
Net income per share — diluted	$0.23	$0.15	$0.30	$0.34

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

The Company recorded no acquisition-related costs for the three months ended September 30, 2012 and recorded $5.8 million in acquisition-related costs for the three months ended September 30, 2011. The Company recorded approximately $5.2 million and $11.1 million in acquisition-related costs for the nine months ended September 30, 2012 and 2011, respectively. These costs include expenses directly related to acquiring LoopNet. These costs are expensed as incurred and recorded in general and administrative expense.

The Company estimates that the total amount of severance costs for LoopNet employees related to the acquisition will be approximately $2.4 million, of which approximately $300,000 and $0 were recorded in general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively. Approximately $2.3 million and $0 of severance costs for LoopNet employees related to the acquisition were recorded in general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively. Approximately $200,000 and $0 of such severance costs were paid during the three months ended September 30, 2012 and 2011, respectively. Approximately $2.2 million and $0 of severance costs for LoopNet employees related to the acquisition were paid during the nine months ended September 30, 2012 and 2011, respectively. The remaining severance payments for LoopNet employees related to the acquisition are expected to be made by June 30, 2013.

Prior to completion of the LoopNet acquisition, on April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order previously agreed to by the Company and LoopNet. The consent order was subject to a 30-day public comment period, which has passed. On August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”).  On March 28, 2012, the Company and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMG Information, Inc. (“DMGI”).  The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. The Company received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and resulted in no gain on the sale of the investment.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2012 were as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2012 — September 30, 2013	$777
October 1, 2013 — September 30, 2017	442
October 1, 2017 — September 30, 2022	40
After September 30, 2022	21,119
Available-for-sale investments	$22,378

The Company had no realized gains on its investments for each of the three and nine months ended September 30, 2012 and 2011. The Company had no realized losses on its investments for each of the three and nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$777	$—	$—	$777
Government-sponsored enterprise obligations	40	—	—	40
Auction rate securities	23,567	—	(2,006)	21,561
Available-for-sale investments	$24,384	$—	$(2,006)	$22,378

As of December 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,397	$64	$—	$3,461
Government-sponsored enterprise obligations	55	—	(1)	54
Auction rate securities	27,325	—	(2,741)	24,584
Available-for-sale investments	$30,777	$64	$(2,742)	$28,099

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of September 30, 2012 and December 31, 2011 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2012 and December 31, 2011.  See Note 5 for further discussion on the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$40	$—	$54	$(1)
Auction rate securities	21,119	(2,006)	24,584	(2,741)
Investments in an unrealized loss position	$21,159	$(2,006)	$24,638	$(2,742)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2012 and December 31, 2011, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$99,164	$—	$—	$99,164
Money market funds	30,277	—	—	30,277
Commercial paper	21	—	—	21
Corporate debt securities	—	777	—	777
Government-sponsored enterprise obligations	—	40	—	40
Auction rate securities	—	—	21,561	21,561
Total assets measured at fair value	$129,462	$817	$21,561	$151,840
Liabilities:
Deferred consideration	$—	$—	$2,185	$2,185
Total liabilities measured at fair value	$—	$—	$2,185	$2,185

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$24,976	$29,014	$24,584	$29,189
Auction rate securities upon acquisition	—	—	442	—
Unrealized gain included in accumulated other comprehensive loss	735	—	735	—
Settlements	(4,150)	(600)	(4,200)	(775)
Balance at end of period	$21,561	$28,414	$21,561	$28,414

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2012 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Settlements	(50)
Balance at March 31, 2012	24,534
Auction rate securities upon acquisition	442
Balance at June 30, 2012	24,976
Change in unrealized gain included in accumulated other comprehensive loss	735
Settlements	(4,150)
Balance at September 30, 2012	$21,561

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days.  The majority of the underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

As of September 30, 2012, the Company held ARS with $24.4 million par value, all of which failed to settle at auction.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education.  The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term.  As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2012.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk.  The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant on these securities. The weighted average discount rate used as of September 30, 2012 based on the fair values of the ARS was approximately 5.2%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of September 30, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $2.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of September 30, 2012, the Company held Level 3 liabilities for deferred consideration acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $2.2 million as of September 30, 2012 and included potential deferred cash payments resulting from acquisitions completed by LoopNet in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2013 and March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of September 30, 2012 of approximately $2.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2013 and March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of September 30, 2012 of approximately $700,000.

As of September 30, 2011, the Company held no Level 3 liabilities. Prior to September 30, 2011, the Company held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014.  On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones.  On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement.  Under the terms of the settlement agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation.  The Company reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$2,072	$2,786	$—	$3,222
Deferred consideration upon acquisition	—	—	2,011	—
Accretion for period	113	21	174	85
Payments made during period	—	(1,600)	—	(2,100)
Adjustments made during period	—	(1,207)	—	(1,207)
Balance at end of period	$2,185	$—	$2,185	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2010 to September 30, 2012 (in thousands):

Deferred Consideration
Balance at December 31, 2010	$3,222
Accretion for 2011	85
Payments made in 2011	(2,100)
Adjustments made in 2011	(1,207)
Balance at December 31, 2011	—
Activity from January 1, 2012 – March 31, 2012	—
Balance at March 31, 2012	—
Deferred consideration upon acquisition	2,011
Accretion from April 1, 2012 – June 30, 2012	61
Balance at June 30, 2012	2,072
Accretion from July 1, 2012 – September 30, 2012	113
Balance at September 30, 2012	$2,185

The Company uses a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of September 30, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2010	$55,260	$24,342	$79,602
Acquisitions	12,205	—	12,205
Effect of foreign currency translation	—	(23)	(23)
Goodwill, December 31, 2011	67,465	24,319	91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	1,122	1,122
Goodwill, September 30, 2012	$692,639	$25,441	$718,080

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	GOODWILL — (CONTINUED)

The Company recorded goodwill of approximately $12.2 million in connection with the October 2011 acquisition of Virtual Premise. The Company recorded goodwill of approximately $625.2 million in connection with the April 2012 acquisition of LoopNet.

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2012	December 31, 2011	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,790)	(1,647)
Capitalized product development cost, net	350	493

Building photography	12,342	12,031	5
Accumulated amortization	(11,535)	(11,122)
Building photography, net	807	909

Acquired database technology	77,328	25,140	5
Accumulated amortization	(26,778)	(21,477)
Acquired database technology, net	50,550	3,663

Acquired customer base	130,685	58,576	10
Accumulated amortization	(54,630)	(45,055)
Acquired customer base, net	76,055	13,521

Acquired trade names and other (1)	59,255	10,376	7
Accumulated amortization	(8,812)	(8,432)
Acquired trade names and other, net	50,443	1,944

Intangibles and other assets, net	$178,205	$20,530

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

8.	LONG-TERM DEBT

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds along with net proceeds from the Company's equity offering conducted in June 2011 to pay a portion of the merger consideration and transaction costs related to the LoopNet merger.

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

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants are effective beginning with the first full fiscal quarter commencing after the closing date, which was the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. The Company was in compliance with the covenants in the Credit Agreement as of September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $0 for the three months ended September 30, 2012 and 2011, respectively. Total interest expense for the term loan facility was approximately $3.0 million and $0 for the nine months ended September 30, 2012 and 2011, respectively. Interest expense included amortized debt issuance costs of approximately $763,000 and $0 for the three months ended September 30, 2012 and 2011, respectively. Interest expense included amortized debt issuance costs of approximately $1.2 million and $0 for the nine months ended September 30, 2012 and 2011, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

Maturities of the Company's borrowings for each of the next five years as of September 30, 2012 are as follows (in thousands):

Year ending September 30,	Maturities
Due in:
2013	$13,125
2014	21,875
2015	30,625
2016	52,500
2017	52,500
Long-term debt, including current maturities	$170,625

9.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2012 and 2011 reflects an effective tax rate of approximately 65% and 35%, respectively. The increase in the effective tax rate is primarily due to costs related to the LoopNet acquisition that are not deductible for tax purposes; this increase was partially offset by a decrease in income tax expense resulting from a change in local tax law.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under Internal Revenue Service ("IRS") audit in the U.S. for tax year 2010 and its subsidiary LoopNet is under IRS audit for tax years 2009 and 2010. While no formal assessments have been received, the Company believes it has provided adequate reserves related to all matters in the tax periods open to examination.  Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

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

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint.  On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. At this time, the Company cannot predict the outcome of either case involving Civix, but the Company intends to vigorously defend itself against Civix's claims.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
United States	$91,153	$59,192	$235,606	$171,768
International
External customers	4,848	4,637	14,247	13,806
Intersegment revenue	388	327	1,154	805
Total international revenue	5,236	4,964	15,401	14,611
Intersegment eliminations	(388)	(327)	(1,154)	(805)
Total revenues	$96,001	$63,829	$249,853	$185,574

EBITDA
United States	$22,688	$6,828	$46,302	$26,451
International	(3,047)	(821)	(6,568)	(2,799)
Total EBITDA	$19,641	$6,007	$39,734	$23,652

Reconciliation of EBITDA to net income
EBITDA	$19,641	$6,007	$39,734	$23,652
Purchase amortization in cost of revenues	(3,027)	(339)	(5,607)	(954)
Purchase amortization in operating expenses	(4,824)	(535)	(9,038)	(1,624)
Depreciation and other amortization	(2,844)	(2,129)	(7,554)	(7,065)
Interest income (expense), net	(1,763)	194	(2,582)	574
Income tax expense, net	(404)	(887)	(9,752)	(5,103)
Net income	$6,779	$2,311	$5,201	$9,480

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

International EBITDA includes a corporate allocation of approximately $2.3 million and $100,000 for the three months ended September 30, 2012 and 2011.  International EBITDA includes a corporate allocation of approximately $4.5 million and $200,000 for the nine months ended September 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment, net
United States	$39,138	$35,044
International	3,824	2,527
Total property and equipment, net	$42,962	$37,571

Goodwill
United States	$692,639	$67,465
International	25,441	24,319
Total goodwill	$718,080	$91,784

Assets
United States	$1,201,065	$808,930
International	41,402	38,061
Total operating segment assets	$1,242,467	$846,991

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,242,467	$846,991
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(69,464)	(57,612)
Total assets	$1,154,659	$771,035

Liabilities
United States	$335,751	$107,776
International	66,281	53,221
Total operating segment liabilities	$402,032	$160,997

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$402,032	$160,997
Intersegment payables	(63,224)	(49,139)
Total liabilities	$338,808	$111,858

12.	LEASE RESTRUCTURING CHARGES

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

The amounts of the lease restructuring charges recorded were based upon management’s best estimates of amounts and timing of certain events that are expected to occur in the future. It is possible that the actual outcome of these events may differ from estimates.  The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes.  As a result of reassessments due to changes in the Company's assumed sublease income over the remaining lease term, adjustments of approximately $75,000 and $137,000 were recorded for the nine months ended September 30, 2012 and 2011, respectively. Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2010 to September 30, 2012 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2010	$931
Original charge	959
Rent payments made in 2011	(1,319)
Adjustment for assumed sublease income and accretion in 2011	262
Accrual balance at December 31, 2011	833
Rent payments made from January 1, 2012 – March 31, 2012	(344)
Adjustment for assumed sublease income and accretion from January 1, 2012 - March 31, 2012	54
Accrual balance at March 31, 2012	543
Rent payments made from April 1, 2012 – June 30, 2012	(280)
Adjustment for assumed sublease income and accretion from April 1, 2012 - June 30, 2012	39
Accrual balance at June 30, 2012	302
Rent payments made from July 1, 2012 – September 30, 2012	(208)
Adjustment for assumed sublease income and accretion from July 1, 2012 - September 30, 2012	27
Accrual balance at September 30, 2012	$121

13.	SALE OF BUILDING

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

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions. The Company recorded approximately $631,000 from the gain on sale for the three months ended September 30, 2012 and 2011, respectively. The Company recorded approximately $1.9 million and $1.6 million from the gain on sale for the nine months ended September 30, 2012 and 2011, respectively. The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month, provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled a standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. Our subsidiary, LoopNet, Inc. (“LoopNet”), operates an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their commercial real estate criteria. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings, and lease management solutions, including lease administration and abstraction services, through our Virtual Premise, Inc. (“Virtual Premise”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Expansion and Development

We expect to continue to develop and distribute new services, expand existing services within our current platform, integrate, coordinate and cross-sell existing services, and expand and develop our sales and marketing organization. For example, new modules, or tools, and services that we are currently developing and expect to introduce to customers include a mobile platform for delivery of Virtual Premise's lease management service; multi-family data and analytics services from CoStar and PPR; and PPR's CompassFLEX™, a customizable analytic tool for evaluation of various credit scenarios.  Our expansion initiatives also include continued development of CoStarGo®, which was launched in the U.S. on August 15, 2011, Lease COMPS™, a database of comparable lease transactions and enhancements to our core information services, including our suite of online services. CoStarGo is an iPad application that integrates our comprehensive property, tenant and comparable sales information from our suite of online products - CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®.

We are also integrating, developing and cross-selling the services offered by the companies we have most recently acquired, including LoopNet, Virtual Premise, Resolve Technology and PPR.  Our sales and marketing efforts are and will continue to be focused on cross-selling and marketing our services.  After the acquisition of LoopNet, we launched a sales and marketing campaign directed at cross-selling CoStar's information services to LoopNet customers and LoopNet's marketing services to CoStar customers.  We have incurred significant expenses associated with this sales and marketing campaign and expect to continue to incur significant, additional expenses for the campaign during the fourth quarter of 2012 and first quarter of 2013.  We anticipate that these initiatives will position the company for revenue growth in 2013 and beyond.  Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase; however our revenues have also increased as a result of these acquisitions, due to revenue from the acquired businesses, as well as our ability to take advantage of cross-selling opportunities among the customers of CoStar and its acquired companies.

In addition, we expect to continue our efforts to integrate the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise.  We also plan to continue efforts to integrate Virtual Premise's lease management solutions with CoStar's business. These integration efforts include providing additional tools that make our research and analytics even more valuable to subscribers. For example, we are developing a lease discounted cash flow (“LDCF”) forecasting and valuation solution that effectively integrates the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise. One of our newest initiatives under development is an enhanced platform called CoStar Fusion™ that will combine and deliver multiple services, including the CoStar Suite® services: Property Professional®, COMPS® and Tenant®, analytics from PPR, and financial tools in a fully integrated service.  We believe CoStar Fusion could become a revenue driver for CoStar in the future.  In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. We also expect to continue to offer our core products and services individually.

In addition, we intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment and to integrate our International operations more fully with those in the U.S. In furtherance of those initiatives, we intend to introduce a consistent international platform of service offerings by the end of 2012. Previously, as part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our Internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. We expect to introduce CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional, and CoStar Tenant in the U.K. by the end of 2012. Additionally, we have upgraded our back-end research operations, fulfillment and CRM systems to support these new U.K. services. In order to implement these services in the U.K., we have incurred, and expect to incur increased development costs through 2012, and subsequently expect that development expenses incurred by the International segment will decrease in 2013. We believe that our continued investments in U.S. and international products, internationalization of our U.S. products and integration efforts have created and will continue to create a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets due to the planned release of our upgraded international platform and expansion of coverage of our international service offerings.

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

LoopNet Acquisition

On April 30, 2012, we completed the acquisition of LoopNet. The acquisition combines the marketing solutions offered by LoopNet with the research capabilities of CoStar. We expect the acquisition will create efficiencies in operations and provide greater tools for the combined company's customers. To acquire LoopNet, we paid stock and cash consideration with an aggregate value of approximately $883.4 million.

The LoopNet transaction was subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”). On April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order previously agreed to by LoopNet and CoStar. The consent order was subject to a 30-day public comment period, which has passed. On August 29, 2012, the FTC issued its final acceptance of the consent order.

The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires us to maintain certain business practices that the FTC believes will promote competition.  For example, the consent order requires us to maintain our customary practice of selling our products separately and on a market-by-market basis.  It also requires us to license our products to customers who have bought our competitors' products on a non-discriminatory basis, which we have always done in the past.  In addition, we are required to maintain our customary licensing practices with respect to the length of our contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

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

We plan to continue to assess any plans for additional investments in our business in the foreseeable future. At this time, as discussed above, we expect to continue to develop and distribute new services within our current platform. While we expect current service offerings to remain profitable, providing substantial cash flow for our business, the costs associated with our merger with LoopNet and the integration of our two businesses has reduced our profitability and has caused us to generate losses in the second quarter of 2012. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Market Conditions

We continue to see clear signs of improving conditions in the commercial real estate industry, including falling vacancy rates and positive net absorption in the four main types of property that we track (office, industrial, retail and apartments).  However, the extent and duration of continued improvement in the economy and the commercial real estate industry is unknown. Further, the current economic recovery has been slower than past economic recoveries. Job growth, in particular, has recovered more slowly than in past economic recoveries. Improvements in the commercial real estate industry are largely dependent upon employment trends, which drive demand for real estate space.  Continuing risks related to lower than expected job growth, government fiscal challenges and uncertainty over U.S. and global economic issues may impede the ability and willingness of clients to purchase services from us or result in reductions of services purchased.

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

For the twelve months ended September 30, 2012 and 2011, our contract renewal rate for existing CoStar subscription-based services was approximately 94% and 93%, respectively, and therefore our cancellation rate for those services was approximately 6% and 7%, respectively, for the same time periods.  Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance.  Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently trading and therefore do not currently have a readily determinable market value.  The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2012.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS.  We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant on these securities. The average discount rate used as of September 30, 2012 was approximately 5.2%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2012, we determined there was a decline in the fair value of our ARS investments of approximately $2.0 million.  The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity.  If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2012. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Fair Value of Deferred Consideration

As of September 30, 2012, we held Level 3 liabilities for deferred consideration acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $2.2 million as of September 30, 2012 and included potential deferred cash payments resulting from acquisitions completed by LoopNet in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2013 and March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of September 30, 2012 of approximately $2.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2013 and March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of September 30, 2012 of approximately $700,000.

As of September 30, 2011, we held no Level 3 liabilities. Prior to September 30, 2011, we held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology. The deferred consideration included (i) a potential deferred cash payment two years after closing based on the incremental growth of Resolve Technology's revenue, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014. On June 24, 2011, we made a payment to the seller of Resolve Technology of $500,000 as a result of the successful completion of one of the operational milestones. On September 8, 2011, we entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement. Under the terms of the settlement agreement, we made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. We reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the three months ended September 30, 2011.

We use a discounted cash flow model to determine the estimated fair value of our Level 3 liabilities.  The significant assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of our Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each transaction plus a margin for counterparty risk. The average discount rate used as of September 30, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2012. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation that in 2013 the expenses for our International reporting unit will decrease, as we expect to complete our initiatives to upgrade the platform of services and expand the coverage of our service offerings within our International segment by the end of 2012. Additionally, our assumptions regarding the future financial performance of the International reporting unit reflect our expectation that revenues will increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as non-GAAP EPS).  EBITDA is our net income before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlements and impairments incurred outside our ordinary course of business.  Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs, settlement and impairment costs incurred outside our ordinary course of business, as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income. In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual and Quarterly Reports on Forms 10-K and 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 24 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and marketing services, which has included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, headquarters' acquisition- and transition-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
Income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

Set forth below are descriptions of the financial items that have been excluded from our net income to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income:

•
Purchase amortization in cost of revenues, purchase amortization in operating expenses, depreciation and other amortization, interest income, net, and income tax expense as previously described above with respect to the calculation of EBITDA.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2011, we assumed a 40% tax rate, and in 2012, we assume a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,779	$2,311	$5,201	$9,480
Purchase amortization in cost of revenues	3,027	339	5,607	954
Purchase amortization in operating expenses	4,824	535	9,038	1,624
Depreciation and other amortization	2,844	2,129	7,554	7,065
Interest expense (income), net	1,763	(194)	2,582	(574)
Income tax expense, net	404	887	9,752	5,103
EBITDA	$19,641	$6,007	$39,734	$23,652

Cash flows provided by (used in)
Operating activities	$25,980	$4,423	$56,558	$19,707
Investing activities	1,267	(1,703)	(635,311)	72,196
Financing activities	(1,187)	433	162,872	252,367

Comparison of Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

Revenues. Revenues increased to $96.0 million in the third quarter of 2012 from $63.8 million in the third quarter of 2011. The $32.2 million increase was primarily attributable to the additional revenue of approximately $22.9 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $65.1 million in the third quarter of 2012 from $42.7 million in the third quarter of 2011. The gross margin percentage increased to 67.8% in the third quarter of 2012 from 66.8% in the third quarter of 2011. The increase in the gross margin amount and percentage was due to an increase in revenue, partially offset by an increase in cost of revenues. Cost of revenues increased to $30.9 million in the third quarter of 2012 from $21.2 million in the third quarter of 2011. The increase in the cost of revenues was principally due to the additional cost of revenues from our April 2012 acquisition of LoopNet.

Selling and Marketing Expenses. Selling and marketing expenses increased to $22.0 million in the third quarter of 2012 from $17.5 million in the third quarter of 2011, and decreased as a percentage of revenues to 22.9% in the third quarter of 2012 from 27.4% in the third quarter of 2011. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expenses of approximately $6.4 million from our April 2012 acquisition of LoopNet as well as an increase in personnel costs of approximately $900,000. These increases are partially offset by approximately $3.4 million related to the launch of CoStarGo during the three months ended September 30, 2011 that did not recur in 2012.

Software Development Expenses. Software development expenses increased to $9.7 million in the third quarter of 2012 from $5.0 million in the third quarter of 2011, and increased as a percentage of revenues to 10.1% in the third quarter of 2012 compared to 7.9% in the third quarter of 2011. The increase in the amount and percentage of software development expenses was primarily due to the additional software development expenses from our April 2012 acquisition of LoopNet.

General and Administrative Expenses. General and administrative expenses increased to $19.6 million in the third quarter of 2012 from $16.6 million in the third quarter of 2011, and decreased as a percentage of revenues to 20.4% in the third quarter of 2012 compared to 26.1% in the third quarter of 2011. The increase in the amount of general and administrative expenses was primarily due to the additional general and administrative expenses of approximately $6.1 million from our April 2012 acquisition of LoopNet as well as an increase in personnel costs of approximately $1.6 million. Additionally, during the three months ended September 30, 2011, we recorded a deferred consideration adjustment of approximately $1.2 million to reduce general and administrative expenses related to the October 19, 2009 acquisition of Resolve Technology that did not recur in 2012. These increases are partially offset by expenses incurred during the three months ended September 30, 2011 that did not recur in 2012, including approximately $5.8 million in acquisition related costs in connection with the LoopNet acquisition and approximately $1.5 million in lease restructuring charges related to the consolidation of the White Marsh, Maryland office with the Columbia, Maryland and Washington, DC offices.

Purchase Amortization. Purchase amortization increased to approximately $4.8 million in the third quarter of 2012 compared to approximately $535,000 in the third quarter of 2011, and increased as a percentage of revenue to 5.0% in the third quarter of 2012 compared to 0.8% in the third quarter of 2011. The increase in the amount and percentage of purchase amortization expense was due to the additional purchase amortization expenses from our April 2012 acquisition of LoopNet.

Interest and Other Income (Expense), net. Interest and other income (expense), net changed to approximately $1.8 million expense in the third quarter of 2012 compared to approximately $194,000 income in the third quarter of 2011. The change was primarily due to the interest expense for the term loan facility incurred in the third quarter of 2012.

Income Tax Expense, net. Income tax expense, net decreased to $404,000 in the third quarter of 2012 from $887,000 in the third quarter of 2011.  This decrease was primarily due to a change in local tax law.

Comparison of Business Segment Results for Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $91.2 million in the third quarter of 2012 from $59.2 million in the third quarter of 2011. This increase in U.S. revenue was primarily due to the additional revenue of approximately $22.9 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. International revenues slightly increased to $4.8 million in the third quarter of 2012 from $4.6 million in the third quarter of 2011. Intersegment revenue slightly increased to approximately $388,000 in the third quarter of 2012, compared to approximately $327,000 in the third quarter of 2011. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR.  Intersegment revenue is recorded at an amount we believe approximates fair value.  Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $22.7 million in the third quarter of 2012 from $6.8 million in the third quarter of 2011. The increase in U.S. EBITDA was due primarily to an increase in revenues in the third quarter of 2012 from the third quarter of 2011. International EBITDA decreased to a higher loss of approximately $3.0 million in the third quarter of 2012 from a loss of approximately $821,000 in the third quarter of 2011. This higher loss was primarily due to increased corporate allocation in the third quarter of 2012 compared to the third quarter of 2011. International EBITDA includes a corporate allocation of approximately $2.3 million and $100,000 for each of the three months ended September 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities. The corporate allocation for the third quarter of 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit.

Comparison of Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

Revenues. Revenues increased to $249.9 million for the nine months ended September 30, 2012, from $185.6 million for the nine months ended September 30, 2011. The $64.3 million increase was primarily attributable to additional revenue of approximately $36.1 million from our April 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $166.5 million for the nine months ended September 30, 2012, from $119.4 million for the nine months ended September 30, 2011. The gross margin percentage increased to 66.6% for the nine months ended September 30, 2012, from 64.4% for the nine months ended September 30, 2011. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $83.4 million for the nine months ended September 30, 2012, from $66.2 million for the nine months ended September 30, 2011. The increase in the cost of revenues was principally due to the additional cost of revenues from our 2011 and 2012 acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $57.6 million for the nine months ended September 30, 2012, from $45.0 million for the nine months ended September 30, 2011, and decreased as a percentage of revenues to 23.0% for the nine months ended September 30, 2012, compared to 24.2% for the nine months ended September 30, 2011. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our 2011 and 2012 acquisitions.

Software Development Expenses. Software development expenses increased to $22.7 million for the nine months ended September 30, 2012, from $15.4 million for the nine months ended September 30, 2011, and increased as a percentage of revenues to 9.1% for the nine months ended September 30, 2012, compared to 8.3% for the nine months ended September 30, 2011. The increase in the amount and percentage of software development expenses was primarily due to the additional software development expenses from our 2011 and 2012 acquisitions.

General and Administrative Expenses. General and administrative expenses increased to $59.6 million for the nine months ended September 30, 2012, from $43.4 million for the nine months ended September 30, 2011, and increased as a percentage of revenues to 23.9% for the nine months ended September 30, 2012, compared to 23.4% for the nine months ended September 30, 2011. The increase in the amount and percentage of general and administrative expenses was primarily due to the additional general and administrative expenses from our April 2012 acquisition of LoopNet.

Purchase Amortization. Purchase amortization increased to approximately $9.0 million for the nine months ended September 30, 2012, compared to approximately $1.6 million for the nine months ended September 30, 2011, and increased as a percentage of revenue to 3.6% for the nine months ended September 30, 2012, compared to 0.9% for the nine months ended September 30, 2011. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 2012 acquisition of LoopNet.

Interest and Other Income (Expense), net. Interest and other income (expense), net changed to approximately $2.6 million expense for the nine months ended September 30, 2012 compared to approximately $574,000 income for the nine months ended September 30, 2011. The change was primarily due to the interest expense for the term loan facility incurred in the nine months ended September 30, 2012.

Income Tax Expense, net. Income tax expense, net increased to $9.8 million for the nine months ended September 30, 2012, from $5.1 million for the nine months ended September 30, 2011. This increase was primarily due to costs related to the LoopNet acquisition that are not deductible for tax purposes; this increase was partially offset by a decrease in income tax expense resulting from a change in local tax law.

Comparison of Business Segment Results for Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

Segment Revenues. U.S. revenues increased to $235.6 million for the nine months ended September 30, 2012, from $171.8 million for the nine months ended September 30, 2011. This increase in U.S. revenue was primarily due to the additional revenue of approximately $36.1 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $14.2 million for the nine months ended September 30, 2012 from $13.8 million for the nine months ended September 30, 2011. This increase was primarily due to further penetration of our subscription-based information services. Intersegment revenue increased to approximately $1.2 million for the nine months ended September 30, 2012, compared to approximately $805,000 for the nine months ended September 30, 2011. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $46.3 million for the nine months ended September 30, 2012, from $26.5 million for the nine months ended September 30, 2011. The increase in U.S. EBITDA was due primarily to an increase in revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. International EBITDA decreased to a higher loss of approximately $6.6 million for the nine months ended September 30, 2012, from a loss of approximately $2.8 million for the nine months ended September 30, 2011. This higher loss was primarily due to increased corporate allocation for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. International EBITDA includes a corporate allocation of approximately $4.5 million and $200,000 for each of the nine months ended September 30, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities. The corporate allocation for the nine months ended September 30, 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and debt from our term loan and revolving credit facility. Total cash, cash equivalents and short-term investments decreased to $130.3 million as of September 30, 2012 compared to $548.8 million as of December 31, 2011. The decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 2012 was primarily due to the net cash paid for our April 2012 acquisition of LoopNet.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $56.6 million compared to approximately $19.7 million for the nine months ended September 30, 2011. This $36.9 million increase was mostly related to an increase of approximately $41.8 million in net income plus non-cash items primarily due to a change in deferred taxes associated with our April 2012 acquisition of LoopNet as well as the amortization of certain intangible assets of LoopNet. This increase was partially offset by a decrease in cash associated with increased payments of acquisition costs related to our LoopNet acquisition in 2012.

Net cash used in investing activities changed by approximately $707.5 million. The $635.3 million cash used in the nine months ended September 30, 2012 was primarily due to $640.9 million of cash used for the acquisition of LoopNet on April 30, 2012 and purchases of property and equipment of approximately $9.0 million, partially offset by the proceeds from the sale and settlements of investments of approximately $14.6 million. Proceeds from the sale and settlements of investments included approximately $4.2 million in proceeds for the sale of LoopNet's minority interest in Xceligent. Additionally, proceeds from the sale and settlements of investments included $4.2 million in proceeds from the settlement of ARS. The $72.2 million cash provided by investing activities for the nine months ended September 30, 2011 was primarily due to cash provided from the sale of our headquarters in Washington, DC which occurred in February 2011 and did not recur in the nine months ended September 30, 2012.

Net cash provided by financing activities was approximately $162.9 million for the nine months ended September 30, 2012, compared to approximately $252.4 million for the nine months ended September 30, 2011. This $89.5 million decrease in net cash provided by financing activities was primarily due to the equity offering completed in June 2011 which did not recur in 2012, partially offset by the proceeds of $175.0 million received from the term loan facility in April 2012 less payments of debt and debt issuance costs associated with the debt which did not occur in 2011.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the nine months ended September 30, 2012, we incurred capital expenditures of approximately $9.0 million. We expect to make aggregate capital expenditures in 2012 of approximately $10.0 million to $15.0 million.

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

On April 30, 2012, we acquired LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). Prior to completion of the LoopNet acquisition on April 26, 2012 the FTC accepted a consent order previously agreed to by CoStar and LoopNet. The consent order was subject to a 30-day public comment period, which has passed. On August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent.  On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMGI.  The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. We received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and did not result in any gain on the sale of the investment.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. We have made principal payments of approximately $2.2 million and $4.4 million for the three and nine months ended September 30, 2012, respectively. Maturities of our borrowings for each of the next five years as of September 30, 2012 are $13.1 million, $21.9 million, $30.6 million, $52.5 million and $52.5 million for the years ended September 30, 2013 to 2017, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants are effective beginning with the first full fiscal quarter commencing after the closing date which will be our third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. We were in compliance with the covenants in the Credit Agreement as of September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $0 for the three months ended September 30, 2012 and 2011, respectively. Total interest expense for the term loan facility was approximately $3.0 million and $0 for the nine months ended September 30, 2012 and 2011, respectively. Interest expense included amortized debt issuance costs of approximately $763,000 and $0 for the three months ended September 30, 2012 and 2011, respectively. Interest expense included amortized debt issuance costs of approximately $1.2 million and $0 for the nine months ended September 30, 2012 and 2011, respectively. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of September 30, 2012, we had $24.4 million par value of long-term investments in student loan ARS, which failed to settle at auctions.  The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education.  While we continue to earn interest on these investments, the investments are not liquid in the short-term.  In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value.  Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. We filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint.  On June 21, 2012, we filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending.  At this time, we cannot predict the outcome of either case involving Civix, but we intend to vigorously defend ourself against Civix's claims.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2011, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In July 2012, the FASB issued authoritative guidance to simplify how companies test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance is not expected to have a material impact on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2012 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income per share, fully diluted net income per share, weighted-average outstanding shares, combined financial metrics related to the LoopNet acquisition, the anticipated benefits of the LoopNet merger, the timing of future payments of principal under our Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in our Credit Agreement, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize all or any of the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis or at all; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; business disruption relating to the LoopNet integration may be greater than expected; the amount of investment for the sales and marketing campaign geared towards cross-selling of services to CoStar and LoopNet subscribers and/or the amount of investment in CoStarGo or other offerings for marketing may be higher than expected; the amount of investment for development and expansion of services for the International segment may be higher than expected; development of upgraded services and expansion of service offerings in the International segment may take longer than anticipated; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2012, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.6 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2012. As of September 30, 2012, we had $130.3 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

As of September 30, 2012, we had $170.6 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of September 30, 2012, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of September 30, 2012, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2012, auctions for $24.4 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2012, we determined that there was a decline in the fair value of our ARS investments of approximately $2.0 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $896.3 million in intangible assets as of September 30, 2012. As of September 30, 2012, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

The consent order approved by the Federal Trade Commission in connection with the merger imposes conditions that could have an adverse effect on us and our business, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order that was previously agreed to between and among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order was subject to a 30-day public comment period, which has passed. On August 29, 2012, the FTC issued its final acceptance of the consent order.

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

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on our employees and LoopNet employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. As an incentive to remain employed by LoopNet and to assist with the integration and ongoing operations of CoStar and LoopNet, we agreed to pay retention bonuses to certain key, LoopNet employees.  Most of those retention bonuses are payable if the respective employee remains an employee in good standing through October 31, 2012.  Others are payable if the respective employee remains an employee in good standing through April 30, 2013.  We may have greater difficulty retaining those LoopNet personnel after they have earned their retention bonuses. If our key employees or LoopNet's key employees depart, we may incur significant costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	1,985		$79.93	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	17,227		82.36	—	—
Total	19,212	(1)	$82.11	—	—

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

COSTAR GROUP, INC.
Date:	October 25, 2012	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
*101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

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