Form 10-K
period 2012-12-31
COSTAR GROUP INC
filed 2013-03-01
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 29, 2012 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $2.2 billion.

As of February 22, 2013, there were 28,339,028 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, founded in 1987, is the number one provider of information, analytics and marketing services to the commercial real estate industry in the United States ("U.S.") and United Kingdom ("U.K.") based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France.

Strategy

Since our founding, CoStar’s strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. We have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France, through acquisitions and internal growth and development. Information about CoStar’s revenues from, and long-lived assets located in, foreign countries is included in Notes 2 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. CoStar’s revenues, EBITDA, assets and liabilities, broken out by segment are set forth in Note 12 to our consolidated financial statements. Information about risks associated with our foreign operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. Our subsidiary, LoopNet, Inc. (“LoopNet”), operates an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their criteria. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings; portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings; and real estate and lease management solutions, including lease administration and abstraction services, through our Virtual Premise, Inc. (“Virtual Premise”) service offerings. We have created and are continually improving our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and marketing services; a large team of analysts and economists; and a large base of clients. Our database has been developed and enhanced for more than 25 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated approximately 80 proprietary databases.

Our subscription-based information services consist primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional® and FOCUS™ services. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment.  FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012.

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Expansion and Growth

Acquisitions

We have continually expanded the geographical coverage of our existing information services and developed new information, analytics and marketing services. In addition to internal growth, we have grown our business through strategic acquisitions. Most recently, in April 2012, we acquired LoopNet; the LoopNet acquisition is described below under "LoopNet Acquisition."

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

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS, Inc. (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. In July 2009, we acquired Massachusetts-based PPR, a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based Resolve Technology, a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. In October 2011, we acquired Virtual Premise, a Software as a Service, or on-demand software, provider of real estate and lease management solutions located in Atlanta, Georgia.

LoopNet Acquisition

On April 30, 2012, we completed the acquisition of LoopNet. The acquisition combines the research capabilities of CoStar with the marketing solutions offered by LoopNet. We expect the acquisition will create efficiencies in operations and provide greater tools for the combined company's customers. To acquire LoopNet, we paid stock and cash consideration with an aggregate value of approximately $883.4 million as of the closing date.

In connection with the LoopNet acquisition, we agreed to the terms of a consent order issued by the Federal Trade Commission (the “FTC”). The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires us to maintain certain business practices that the FTC believes will promote competition. For example, the consent order requires us to maintain our customary practice of selling our products separately and on a market-by-market basis. It also requires us to license our products to customers who have bought our competitors' products on a non-discriminatory basis, which we have always done in the past. In addition, we are required to maintain our customary licensing practices with respect to the length of our contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

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

Development

We expect to continue to develop and distribute new services, improve existing services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are also committed to supporting and improving our existing core information, analytic and marketing services.

Examples of new tools and services that we are currently developing and expect to introduce to customers in the near future include upgrades to our suite of online service offerings – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional. These upgrades are expected to include improvements to the search functionality as well as improvements to the reporting capabilities of the system. We also plan improvements to property type specific searches included as part of CoStar Property Professional.

We continue to improve our mobile application, CoStarGo®, which was launched in the U.S. on August 15, 2011 and introduced in the U.K. on November 5, 2012. CoStarGo is an iPad application that integrates and provides mobile access to subscribers of our comprehensive property, tenant and comparable sales information in our suite of online service offerings - CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional. Planned improvements for CoStarGo include a multifamily search function and enhanced analytic capabilities.

We are integrating, developing and cross-selling the services offered by the companies we acquired most recently, including LoopNet, Virtual Premise, Resolve Technology and PPR. Our sales and marketing efforts are and will continue to be focused on cross-selling and marketing our services. After the acquisition of LoopNet, we launched a sales and marketing campaign directed at cross-selling CoStar's information services to LoopNet customers and LoopNet's marketing services to CoStar customers. We have incurred increased expenses associated with this marketing and sales campaign and expect to continue to incur additional expenses for the campaign during the first quarter of 2013. We anticipate that these initiatives will position the company for revenue growth in 2013 and beyond. Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase; however our revenues have also increased as a result of these acquisitions, due to revenue from the acquired businesses, as well as our ability to take advantage of cross-selling opportunities among the customers of CoStar and the acquired companies.

In addition, we expect to continue our efforts to integrate the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise. We plan to continue efforts to integrate CoStar's business with Virtual Premise's real estate and lease management solutions. These integration efforts include providing additional tools that make our research and analytics even more valuable to subscribers. In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. We also expect to continue to offer our core products and services individually.

International Expansion and Development

We also intend to continue to expand the coverage of our service offerings within our International segment. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S., a provider of commercial property information and market-level surveys, studies and consulting services, located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited, a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. As part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. Our July 2009 acquisition of PPR and Property and Portfolio Research Ltd. (“PPR UK”), also expanded the market research capabilities of our U.K. operations.

We have recently begun to research commercial properties in Toronto, Canada and plan to introduce services covering this area in late 2013 or early 2014. In addition, we intend to continue to upgrade our platform of services and to integrate our international operations more fully with those in the U.S. In furtherance of these initiatives, in the U.K. during the fourth quarter of 2012, we introduced a consistent international platform of service offerings, consisting of CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional, and CoStar Tenant. We believe the product launch was well received and a significant marketing and sales effort is currently underway. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012. We expect that development expenses incurred by the International segment will decrease in 2013. We believe that our continued investments in U.S. and international products, internationalization of our U.S. products and integration efforts have created and will continue to build upon a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, approximately 1,108 researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 25 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 31, 2013, our database of real estate information covered the U.S., London, England and other parts of the U.K., and contained information about:

•	Approximately 1.6 million sale and lease listings;

•	Approximately 4.2 million total properties;

•	Approximately 9.0 billion square feet of sale and lease listings;

•	Approximately 5.8 million tenants;

•	Approximately 1.9 million sales transactions valued in the aggregate at approximately $4.5 trillion; and

•	Approximately 13.8 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2012, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 31, 2013, we had approximately 1,108 commercial real estate research professionals and outside contractors performing research.  Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails, internet updates and faxes each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional inventory, photograph properties and verify existing information.

CoStar utilizes 137 high-tech, field research vehicles in 39 states, Canada and the U.K. Of these vehicles, 120 are customized energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps.  Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views.  Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite. In addition, many of our field researchers are photographers who take photographs of commercial real estate properties to add to CoStar’s database of digital images.

Data and Image Providers. We license a small portion of our data and images from public record providers and third party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, analytics and marketing services and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

As of January 31, 2013, CoStar had a staff of 295 product development, database and network professionals. CoStar’s information technology professionals focus on developing new services for our customers, integrating our current services, and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing and maintaining CoStar services, including but not limited to CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Showcase®, CoStarGo®, CoStar Connect®, LoopNet Premium Lister, LoopNet Premium Searcher, FOCUS™, PPR products and services, Resolve Portfolio Maximizer® and Resolve Request™, and Virtual Premise products and services. On August 15, 2011, we launched CoStarGo in the U.S.; CoStarGo is an iPad application that integrates and provides mobile access to subscribers of our comprehensive property, tenant and comparable sales information in our suite of online service offerings – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional. Most recently, on November 5, 2012, we introduced CoStar Suite and CoStarGo in the U.K.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, analytics and marketing services and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

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

Services

Our suite of information, analytics and marketing services is branded and marketed to our customers. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to continue to enhance our existing information, analytics and marketing services and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and marketing services as of January 31, 2013 are described in the following paragraphs:

CoStar Property Professional®   CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S. and U.K., including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information, analytics and marketing services, is delivered solely via the Internet.

CoStar COMPS Professional®   CoStar COMPS Professional, or “COMPS Professional,” provides comprehensive coverage of comparable sales information in the U.S. and U.K. commercial real estate industries. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. COMPS Professional offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant® CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related U.S. and U.K. tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings across the U.S. and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

CoStarGo®   CoStarGo is an iPad application that integrates and provides mobile access to subscribers of our comprehensive property, tenant and comparable sales information in our suite of online service offerings – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional.  CoStarGo provides a single, location-centric mobile interface that allows users to access and display comprehensive information on millions of properties and gain instant access to analytic data and demographic information from the field.

CoStar Advertising® CoStar Advertising offers property owners and brokers a highly targeted and cost effective way to market a space for lease or a property for sale directly to the CoStar subscribers looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that this ad will appear even when this listing would not be returned in a results set.

PPR®   Our subsidiary, PPR, and its U.K. subsidiary, PPR UK, offer products and services designed to meet the research needs of commercial real estate investors and lenders. PPR covers metropolitan areas throughout the U.S., the U.K., and Europe, with offerings including historical and forecast market data and analysis by market and property type, and services including access to PPR’s analysts, economists, and strategists to develop and deliver custom research solutions. Key tools include analysis of underlying property data, assessment of current market fundamentals, forecasts of future market performance, and credit default models.

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

Resolve Request™   Request is the first business intelligence software solution built specifically for managing commercial real estate investments. Request helps users eliminate some of the difficulties of consolidating real estate investment data from disparate sources and facilitates standardization of information presentation and reporting across an organization. Request also provides a platform for users to develop business intelligence and reporting capabilities.

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

LoopNet® Basic and Premium Membership Our subsidiary, LoopNet, offer two types of memberships on the LoopNet marketplace, basic and premium. Basic membership is available free-of-charge to anyone who registers at our LoopNet website and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. As of January 31, 2013, LoopNet had approximately 6.8 million registered members, of which 82,915 were premium members.

LoopNet® Premium Lister LoopNet Premium Lister is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a monthly, quarterly or annual subscription.

LoopNet® Premium Searcher LoopNet Premium Searcher is designed for members searching for commercial real estate who need unlimited marketplace searching access, professional-quality reports and advanced searching tools. LoopNet Premium Searcher provides subscribers with full access to all LoopNet property listings, including both Premium and Basic Listings, as well as numerous other features. LoopNet Premium Searcher is also available for a monthly, quarterly or annual subscription.

LoopLink® LoopLink is an online real estate marketing and database services suite that enables commercial real estate firms to showcase their available properties both on the LoopNet marketplace and on the brokerage firm’s own website using hosted search software. Within LoopNet, each LoopLink listing is branded with the client’s logo and is hyperlinked to the client’s website. Additionally, the LoopLink service provides customizable, branded property search and results screens that can be integrated into the client’s website. The LoopNet import service offers the opportunity to simplify the process of submitting listings to LoopNet from the client’s internal databases, and features advanced data matching and data integrity rules and file conversion capabilities. LoopNet charges a monthly subscription fee to commercial real estate firms for the LoopLink service. Key features of LoopLink include comprehensive reporting and listing administration tools, a searchable and seamlessly integrated professional directory, property mapping for geographic and feasibility analysis, thumbnail photos and expanded property descriptions in search results.

LandsofAmerica® and LandAndFarm™ LandsofAmerica and LandAndFarm are leading online marketplaces for rural land for sale. Sellers pay a fee to list their land for sale, and interested buyers can search LoopNet's listings for free.

BizBuySell®and BizQuest® BizBuySell and BizQuest are leading online marketplaces for operating businesses for sale. Business sellers pay a fee to list their operating businesses for sale, and interested buyers can search LoopNet's listings for free. The BizBuySell and BizQuest Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

FOCUS™   Our U.K. subsidiary, CoStar U.K. Limited, offers several services; its primary service is FOCUS. FOCUS is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies across the U.K., including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps.

Grecam™   Our French subsidiary, Grecam S.A.S., provides commercial real estate information throughout the Paris region through its Observatoire Immobilier D’ Entreprise (“OIE”) service offering. The OIE service provides commercial property availability and transaction information to its subscribers through both an online service and market reports.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2013:

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
Binswanger	AEGON USA Realty Advisors, Inc.	AEW Capital Management LP
BNP Paribas — U.K.	Bank of America, N.A.	BlackRock
Carter	Capital One Bank	Hartford Investment Management Company
Cassidy Turley	Citibank	ING Investment Management
CB Richard Ellis	Deutsche Bank	Manulife Financial
CB Richard Ellis — U.K.	JP Morgan Chase Bank	MetLife Real Estate Investment
Charles Dunn Company, Inc.	Key Bank	NorthMarq Capital
Coldwell Banker Commercial NRT	Q10 Capital LLC	Progressive Casualty Insurance Co.
Colliers	Suntrust	Prudential
Colliers International UK — U.K.	TD Bank	Prudential — U.K.
CRESA	Wells Fargo	USAA Real Estate Company
Cushman & Wakefield
Cushman & Wakefield — U.K.
DAUM Commercial Real Estate Services
Drivers Jonas Deloitte — U.K.
DTZ, a UGL company	Owners, Developers	Appraisers, Accountants
Gerald Eve — U.K.	Hines	Deloitte
GVA Grimley — U.K.	Industrial Developments International	Integra
HFF	LNR Property Corp	KPMG
Jones Lang LaSalle	Shorenstein Company, LLC	Marvin F. Poer
Jones Lang LaSalle — U.K.	Tishman Speyer	Price Waterhouse Coopers
Kidder Mathews	Transport for London — U.K.	Ryan LLC
Knight Frank LLP — U.K.
Lambert Smith Hampton — U.K.
Marcus & Millichap
Mohr Partners
NAI Global	Retailers	Government Agencies
NB Real Estate — U.K.	Dollar General Corporation	City of Chicago
Newmark Grubb Knight Frank	Herman Miller	Cook County Assessor’s Office
Re/Max	Jos. A Bank	County of Los Angeles
Savills Commercial — U.K.	Massage Envy	Federal Deposit Insurance Corporation
Sperry Van Ness	Petco	Federal Reserve Bank of New York
Studley	Rent-A-Center	Internal Revenue Service
Transwestern	Sony	Transportation Security Administration
U.S. Equities Realty	Spencer Gifts LLC	U.S. Department of Housing and Urban Development
USI Real Estate Brokerage Services	Starbucks	U.S. General Services Administration
Weichert Commercial Brokerage	Walgreens	Valuation Office Agency — U.K.

REITs	Property Managers	Vendors
Boston Properties	Asset Plus Corporation	ADT Security
Brandywine Realty Trust	Leggat McCall Properties	Comcast Corporation
Duke Realty Corporation	Lincoln Property Company	Cox Communications, Inc.
KBS Realty Advisors	Navisys Group	Kastle Systems
Kimco Realty Corporation	Osprey Management Company	Time Warner Cable, Inc.
Simon Property Group, Inc.	PM Realty Group	Turner Construction Company
Vornado/Charles E. Smith	Transwestern Commercial Services	Verizon Communications, Inc.

For the years ended December 31, 2010, 2011 and 2012, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2013, we had 502 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 30 field sales offices throughout the U.S. and in offices located in London, England; Manchester, England; Glasgow, Scotland and Paris, France. Our inside sales teams are located in our Washington, DC; San Francisco, California; and Glendora, California offices. These teams prospect for new clients and perform service demonstrations exclusively by telephone and over the Internet to support the direct sales force. A portion of the inside sales teams are also responsible for selling some of our services.

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

We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates for subscription-based services are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Our customer service and support staff is charged with ensuring high client satisfaction by providing ongoing customer support.

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; and CoStar Advisor™, the Company’s newsletter, which is distributed via email to our clients and prospects. We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services. The webinars are available both as live presentations and as on-demand programs hosted on our website. On a monthly basis, we issue the CoStar Commercial Repeat Sales Index ("CCRSI"), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements. The Index is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at www.costar.com/ccrsi.

Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our web-based marketing efforts include search engine optimization, paid advertising with major search engines and commercial real estate news sites and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, including industry-leading events for commercial brokers and retail and financial services institutions, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Competition

The market for information, analytics and marketing services generally is competitive and rapidly changing. In the commercial real estate industry, the principal competitive factors for commercial real estate information, analytics and marketing services and providers are:

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

We compete directly and indirectly for customers with the following categories of companies:

•
online marketing services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as commercialsearch.com, PropertyLine.com, Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, Inc., www.propertyshark.com, WorkplaceIQ, RealPoint LLC and estatesgazette.com;

•
publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as Xceligent, Inc., eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Inc., Reis, Inc., Real Capital Analytics, Inc. and The Smith Guide, Inc.;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Inc., eProperty Data, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	real estate portfolio management software solutions, such as Cougar Software, Yardi Systems, MRI Software, Altus and Intuit Inc.;

•	real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software and AMT;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information, analytics and marketing services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify. A company like Bloomberg L.P. has the resources and has previously announced an intention to move into the commercial real estate information business. Further, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could easily enter the commercial real estate marketing arena. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business.

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

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. In addition, with respect to our U.K. databases, certain database protection laws provide additional protections of these databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable licenses. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of the information, analytics and marketing services we license.

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

We have filed trademark applications to register trademarks for a variety of names for CoStar services and other marks, and have obtained registered trademarks for a variety of our marks, including without limitation “CoStar,” “COMPS,” “CoStar Property,” “CoStar Tenant,” “CoStarGo,” “CoStar Showcase,” "LoopNet" and “CoStar Group.” Depending upon the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to become generic.  We consider our trademarks in the aggregate to constitute a valuable asset.  In addition, we have filed several patent applications covering certain of our methodologies and software and currently have one patent in the U.K. which expires in 2021 covering, among other things, certain of our field research methodologies, and six patents in the U.S. which expire in 2020, 2021, 2022, 2023 (2 patents) and 2025, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights under our patents as valuable to our business but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 31, 2013, we employed 1,965 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2013 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income per share, fully diluted net income per share, weighted-average outstanding shares, the anticipated benefits of the LoopNet merger, the timing of future payments of principal under our Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in our Credit Agreement, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development and release, product integrations, elimination and de-emphasizing of services, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize all or any of the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis or at all; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; business disruption relating to the LoopNet integration may be greater than expected; the amount of investment for the sales and marketing campaign to cross-sell services to CoStar and LoopNet subscribers, investments to launch CoStar Suite and CoStarGo in the U.K., and/or the amount of investment in CoStarGo or other marketing initiatives may be higher than expected; the amount of investment for development and expansion of services for the International segment may be higher than expected; development of upgraded services and expansion of service offerings in the International segment may take longer than anticipated; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or markets by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

Risk Factors

Risks Related to our Business

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, analytics and marketing services. Our subscription-based information, analytics and marketing services generate the largest portion of our revenues. However, we may be unable to attract new clients, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: economic pressures; the business failure of a current client or clients; a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or competitive pressures. If clients cancel services or decide not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate and revenues may decline.

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. A reversal of recent improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and marketing services. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to more cancellations of our information, analytics and marketing services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability.

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

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information, analytics and marketing services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data and analysis we provide. The task of establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties, or analysis is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. Our U.S. researchers use integrated internal research processes to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2013, we plan to continue to increase the depth of our coverage in the U.S. and U.K., and we may expand into additional geographies including Toronto, Canada.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

We may not be able to successfully introduce new or upgraded information, analytics and marketing services or combine or shift focus from services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of, and to introduce new and upgraded services into the marketplace. To be successful, we must adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and marketing services. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. As we continue to combine our operations with those that we have acquired, we must continue to assess the purposes for which various services may be used alone or together, and how we can best address those uses through stand-alone services or combinations or coordinating applications thereof. In addition, successfully launching and selling a new or upgraded service puts pressure on our sales and marketing resources. If we are unable to develop new or upgraded services or decide to combine, shift focus from, or phase out a service that overlaps or is redundant with other services we offer, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. In addition, if we incur significant costs in developing new or upgraded services or combining and coordinating existing services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new or combined and coordinating services, it could have a material adverse effect on our results of operations by decreasing our revenues and reducing our profitability.

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

Our focus on internal and external investments may place downward pressure on our operating margins. In 2011 and 2012, we increased the rate of investments in our business, including internal investments in product development and sales and marketing, to expand the breadth and depth of services we provide to our customers. In 2011 and 2012, we also acquired Virtual Premise and LoopNet, respectively. Our investment strategy is intended to increase our revenue growth in the future as activity in the commercial real estate industry shows signs of economic recovery. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience downward pressure in the short term as a result of our investments. Furthermore, if the industry fails to stabilize or deteriorates further in 2013 and beyond, our investments may not have their intended effect. For instance, our external investments may lose value and we may incur impairment charges with respect to such investments. Such impairment charges may negatively impact our profitability. If we are unable to successfully execute our investment strategy or if we fail to adequately anticipate and address potential problems, we may experience decreases in our revenues and operating margins.

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

The success of the merger will also depend in part on our ability to minimize or eliminate any difficulties that may occur in connection with the integration of our business and LoopNet's business. The integration process could result in the loss of key employees, loss of key clients, loss of key vendors and other business partners, increases in operating costs, increases in taxes, increases in regulatory compliance costs or the disruption of each company's ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. Our efforts to integrate the two companies will divert management's attention and other resources from uses that could otherwise have been beneficial to the company. In addition, management may decide to combine, eliminate or shift focus away from business lines, products or services if management believes those changes will have an accretive impact on our earnings per share, but any such changes could have a negative impact on revenue and earnings in the short- or long-term. Further, the terms of the FTC's consent order may prohibit us from taking actions we may wish to take as part of the integration, such as combining or eliminating certain existing business lines, products or services that we believe will result in a long-term positive impact on our revenue and earnings.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed. The success of our business depends in large part on the intellectual property involved in our methodologies, database, services and software. We rely on a combination of trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Our business could be significantly harmed if we are not able to protect our content and our other intellectual property. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information, analytics and marketing services and could reduce our profitability.

Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved could cost us a significant amount of time and money to defend, could distract management’s attention away from operating our business, could result in negative publicity and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial position could be adversely affected. Our insurance may not be sufficient to cover any losses we incur in connection with litigation claims.

If we fail to protect confidential information against security breaches, or if customers or potential customers are reluctant to use our services because of privacy concerns, we might face additional costs and could lose customers or potential customers. We collect, use and disclose personally identifiable information, including among other things names, addresses, phone numbers, and email addresses. In certain circumstances, we also collect and use credit card information. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. While we believe that our policies are appropriate and that we are in compliance with our policies, we could be subject to legal claims, government action or harm to our reputation if our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

Concern of prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from subscribing to our services. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business. Under various state laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could result in significant costs and harm our reputation and business.

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

We may face adverse publicity and loss of consumer confidence if we are not able to comply with laws requiring us to take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. Even if we are in full compliance with all relevant laws and regulations, we may face liability or disruption of business if we do not comply in every instance or if the security of the customer data that we collect is compromised, regardless of whether our practices comply or not. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or if we were forced to suspend operations for any length of time due to our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth. Goodwill and identifiable intangible assets not subject to amortization are tested annually by each reporting unit on October 1 of each year for impairment and are tested for impairment more frequently based upon the existence of one or more indicators.  We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board (“FASB”) authoritative guidance for consideration of potential impairment of goodwill. We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including the factors listed below:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends; or

•	Significant decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2012, we had $718.1 million of goodwill, $692.6 million in our U.S. segment and $25.5 million in our International segment.

As a result of the consolidation of certain of our facilities, we may incur additional costs.  We have taken, and may continue to take, actions that may increase our cost structure in the short-term but are intended to reduce certain portions of our long-term cost structure, such as consolidation of office space. As a result of consolidation of office space, we may reduce our long-term occupancy costs, but incur restructuring charges. If our long-term cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted. Expected savings from relocating facilities can be highly variable and uncertain. Further, we may not be successful in achieving the operating efficiencies or operating cost reductions expected from these efforts in the amounts or at the times we anticipate.

We may not be able to successfully halt the operation of websites that aggregate our data, as well as data from other companies, such as copycat websites that may misappropriate our data. Third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brand or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the misappropriation of our data. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources.

If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our commercial real estate ("CRE") marketplace services, including but not limited to the LoopNet marketplace, CoStar Showcase, LandandFarm.com and Lands of America, could be less attractive to current or potential customers, which could reduce our revenues. The value of our CRE marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. The success of our CRE marketplace services depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners. This is because an increase in the number of listings increases the utility of the online service and of its associated search, listing and marketing services. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including BizBuySell and BizQuest, are also dependent on attracting and retaining listings.

If we are unable to convince commercial real estate professionals that our CRE marketplace services are superior to traditional methods of listing, searching, and marketing commercial real estate, they could choose not to use those services, which could reduce our revenues or increase our expenses. The primary source of new customers for our CRE marketplace services is participants in the commercial real estate community. Many commercial real estate professionals are used to listing, searching and marketing real estate in traditional and off-line ways, such as by distributing print brochures, sharing written lists, placing signs on properties, word-of-mouth, and newspaper advertisements. Commercial real estate and investment professionals may prefer to continue to use traditional methods or may be slow to adopt and accept our online products and services. If we are not able to persuade commercial real estate participants of the efficacy of our online products and services, they may choose not to use our CRE marketplace services, which could negatively impact our business. Similarly, if we are unable to convince the business and investment community to utilize our online business for sale marketplaces rather than traditional methods of listing and marketing businesses for sale, our revenues could be negatively affected.

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

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and future revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase. See “We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger” for a discussion of the impact the merger with LoopNet may have on our ability to attract, retain and motivate members of our sales force.

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key executive officers. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.  See “We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger” for a discussion of the impact the merger with LoopNet may have on our ability to attract, retain and motivate members of our management and operating personnel.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on our employees and LoopNet employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. As an incentive to remain employed by LoopNet and to assist with the integration and ongoing operations of CoStar and LoopNet, we agreed to pay retention bonuses to certain key LoopNet employees.  Most of those retention bonuses were paid in 2012.  Others are payable if the respective employee remains an employee in good standing through April 30, 2013.  We may have greater difficulty retaining those LoopNet personnel after they have earned their retention bonuses. If our key employees or LoopNet's key employees depart, we may incur significant costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected. Additionally, we may not be able to sustain our historic revenue growth rates, and our percentage revenue growth rates may decline. Our ability to increase our revenues and operating profit will depend on increased demand for our services. Our sales are affected by, among other things, general economic and commercial real estate conditions. Reduced demand, whether due to changes in customer preference, a further weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), SPN, Grecam S.A.S., Propex, and Property and Portfolio Research Ltd., a portion of our business is denominated in the British Pound and Euro. If we expand into Canada as expected, a portion of our business will be denominated in Canadian dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective, local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Our expansion into the commercial real estate analytics sector may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.  Expanding into the commercial real estate market research and forecasting arena imposes additional burdens on our research, systems development, sales, marketing and general management resources.  During 2013, we expect to continue to expand our presence in the commercial real estate analytics sector.  If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected.  In addition, if we incur additional costs to expand our analytics services and we are not successful in marketing or selling these expanded services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, analytics and marketing services to users.

Our indebtedness following the completion of the merger could adversely affect us, including by decreasing our business flexibility and increasing our costs. Prior to the merger, neither CoStar nor LoopNet had outstanding bank indebtedness. On February 16, 2012, we entered into a Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and J.P. Morgan Bank, as administrative agent. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, we used the proceeds of the $175.0 million term loan facility to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition. The Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.
The operating restrictions and financial covenants in the Credit Agreement and any future financing agreements may limit our ability to finance future operations or capital needs, to engage in other business activities or to respond to changes in market conditions. Our ability to comply with any financial covenants could be materially affected by events beyond our control. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing on a timely basis or at all, or on favorable terms.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2012, we held $24.4 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period. Based on this assessment of fair value, as of December 31, 2012, we determined there was a decline in the fair value of our ARS investments of approximately $1.9 million. The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2012. However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

U.S. political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investments, as well as our access to credit. Our cash, cash equivalents and investments are held in a variety of common financial instruments, including U.S. treasury securities. Deterioration in the U.S. credit and financial markets may result in losses or deterioration in the fair value of our cash, cash equivalents, or investments.  On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. This downgrade, and any future downgrades of the U.S. credit rating, could impact the stability of future U.S. treasury auctions, affect the trading market for U.S. government securities, result in increased interest rates and impair access to credit. These factors could negatively impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, these factors may result in an increase in interest rates and borrowing costs and make it more difficult to obtain credit on acceptable terms, which may affect our ability to fund future obligations and increase the costs of obtaining financing for future obligations.

Technical problems that affect either our customers’ ability to access our services, or the software, internal applications and systems underlying our services, could lead to reduced demand for our information, analytics and marketing services, lower revenues and increased costs. Our business increasingly depends upon the satisfactory performance, reliability and availability of our website, the Internet and our service providers. Problems with our website, the Internet or the services provided by our local exchange carriers or internet service providers could result in slower connections for our customers or interfere with our customers’ access to our information, analytics and marketing services. If we experience technical problems in distributing our services, we could experience reduced demand for our information, analytics and marketing services. In addition, the software, internal applications and systems underlying our services are complex and may not be efficient or error-free. Our careful development and testing may not be sufficient to ensure that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information, analytics and marketing services, which could reduce the demand for our services, lower our revenues and increase our costs.

Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information, analytics and marketing services, lower revenues and increased costs. Our operations depend on our ability to protect our database, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information, analytics and marketing services to clients, we could experience reduced demand for our information, analytics and marketing services, lower revenues and increased costs.

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to seasonality and market cyclicality, each of which could cause our stock price to be negatively affected. The commercial real estate market may be influenced by general economic conditions, economic cycles, annual seasonality factors and many other factors, which in turn may impact our financial results. The market is large and fragmented. The different sectors of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. In addition, our results may be impacted by seasonality. The timing of widely observed holidays and vacation periods, particularly slow downs during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described below and elsewhere in this Annual Report on Form 10-K:

•	Rates of subscriber adoption and retention;

•	Timing of our sales conference or significant marketing events;

•	A slow-down during the end-of-year holiday period;

•	Changes in our pricing strategy and timing of changes;

•	The timing and success of new service introductions and enhancements;

•	The shift of focus from, or phase out of services that overlap or are redundant with other services we offer;

•	The amount and timing of our operating expenses and capital expenditures;

•	Our ability to control expenses;

•	The amount and timing of non-cash stock-based charges;

•	Costs related to acquisitions of businesses or technologies or impairment charges associated with such investments and acquisitions;

•	Competition;

•	Changes or consolidation in the real estate industry;

•	Our investments in geographic expansion and to increase coverage in existing markets;

•	Interest rate fluctuations;

•	Successful execution of our expansion and integration plans;

•	The development of our sales force;

•	Foreign currency and exchange rate fluctuations;

•	Inflation; and

•	Changes in client budgets.

These fluctuations or seasonality effects could negatively affect our results of operations during the period in question and/or future periods or cause our stock price to decline. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

The consent order approved by the Federal Trade Commission in connection with the merger imposes conditions that could have an adverse effect on us and our business, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order in connection with the LoopNet merger that was previously agreed to between and among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order.

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

In addition to our downtown Washington, DC and London, England facilities, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Sacramento; Boston; Manchester, England; Orange County, California; Philadelphia; Houston; Atlanta; Phoenix; Tucson; Detroit; Pittsburgh; Fort Lauderdale; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Seattle; Portland; St. Louis; Glendora, California; San Luis Obispo, California; and Durham, North Carolina.

We believe these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. Certain pending legal proceedings are discussed in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We are not a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$62.89	$55.58
Second Quarter	$72.84	$55.86
Third Quarter	$59.50	$46.70
Fourth Quarter	$68.39	$49.22

Year Ended December 31, 2012
First Quarter	$69.86	$56.67
Second Quarter	$81.20	$67.26
Third Quarter	$85.40	$77.79
Fourth Quarter	$89.54	$77.06

As of February 1, 2013, there were 695 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2012.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—		—	—	—
November 1 through 30	—		—	—	—
December 1 through 31	4,485		$86.47	—	—
Total	4,485	(1)	$86.47	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2007 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index;

•	An equal investment in the S&P 500 Internet Software & Services Index; and

•	An equal investment in the S&P 500 Application Software Index.

As a result of the evolving nature of our business and our acquisition of LoopNet, on April 30, 2012, the company's Global Industry Classification Standard ("GICS") code was re-assigned by Standard & Poor's as Internet Software & Services. Therefore, we now use the S&P 500 Internet Software & Services Index instead of the S&P 500 Application Software Index presented in prior years as an industry index for comparison against our total return. In general, a comparable S&P 500 Index may change whenever there is a major corporate action. SEC rules require that if an index is selected which is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly selected index and the index used in the prior year. As a result, a comparison of our total return to that of the S&P 500 Internet Software & Services Index and the S&P 500 Application Software Index is presented below. We believe that the S&P 500 Internet Software & Services Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our stockholders to assist in their understanding of our performance relative to other companies in our industry.

The comparison covers the period beginning December 31, 2007, and ending on December 31, 2012, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
CoStar Group, Inc.	100	69.71	88.40	121.82	141.23	189.14
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Internet Software & Services Index	100	45.41	83.86	86.01	90.53	108.48
S&P 500 Application Software Index	100	54.67	87.37	117.42	103.20	133.32

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2012. The consolidated statement of operations data shown below for each of the three years ended December 31, 2010, 2011, and 2012 and the consolidated balance sheet data as of December 31, 2011 and 2012 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2008 and 2009 and the consolidated balance sheet data as of December 31, 2008, 2009, and 2010 shown below are derived from audited consolidated financial statements for those years that are not included in this report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2008	2009	2010	2011	2012
Revenues	$212,428	$209,659	$226,260	$251,738	$349,936
Cost of revenues	73,408	73,714	83,599	88,167	114,866
Gross margin	139,020	135,945	142,661	163,571	235,070
Operating expenses	99,232	104,110	119,886	141,800	207,630
Income from operations	39,788	31,835	22,775	21,771	27,440
Interest and other income	4,914	1,253	735	798	526
Interest and other expense	—	—	—	—	(4,832)
Income before income taxes	44,702	33,088	23,510	22,569	23,134
Income tax expense, net	20,079	14,395	10,221	7,913	13,219
Net income	$24,623	$18,693	$13,289	$14,656	$9,915
Net income per share — basic	$1.27	$0.95	$0.65	$0.63	$0.37
Net income per share — diluted	$1.26	$0.94	$0.64	$0.62	$0.37
Weighted average shares outstanding — basic	19,372	19,780	20,330	23,131	26,533
Weighted average shares outstanding — diluted	19,550	19,925	20,707	23,527	26,949

	As of December 31,
Consolidated Balance Sheet Data:	2008	2009	2010	2011	2012
Cash, cash equivalents, short-term and long-term investments	$224,590	$255,698	$239,316	$573,379	$177,726
Working capital	183,347	203,660	188,279	521,401	97,925
Total assets	334,384	404,579	439,648	771,035	1,165,139
Total long-term liabilities	1,827	1,826	7,252	50,076	237,158
Stockholders’ equity	303,421	359,006	381,502	659,177	826,343

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated above in Item 1A. under the headings “Risk Factors - Cautionary Statement Concerning Forward-Looking Statements” and “- Risk Factors,” as well as those described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and marketing services to the commercial real estate industry in the U.S. and the U.K. based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. Our subsidiary, LoopNet, Inc. (“LoopNet”), operates an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their criteria. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research, Inc. (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology, Inc. (“Resolve Technology”) service offerings, and real estate and lease management solutions, including lease administration and abstraction services, through our Virtual Premise, Inc. (“Virtual Premise”) service offerings. Our service offerings span all commercial property types, including office, industrial, retail, land, mixed-use, hospitality and multifamily.

Expansion and Development

We expect to continue to develop and distribute new services, improve existing services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are also committed to supporting and improving our existing core information, analytic and marketing services.

Examples of new tools and services that we are currently developing and expect to introduce to customers in the near future include upgrades to our suite of online service offerings – CoStar Property Professional, CoStar Tenant and CoStar COMPS Professional. These upgrades are expected to include improvements to the search functionality as well as improvements to the reporting capabilities of the system. We also plan improvements to property type specific searches included as part of CoStar Property Professional.

We continue to improve our mobile application, CoStarGo®, which was launched in the U.S. on August 15, 2011 and introduced in the U.K. on November 5, 2012. CoStarGo is our iPad application that integrates and provides mobile access to subscribers of our comprehensive property, tenant and comparable sales information from our suite of online service offerings - CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®. Planned improvements for CoStarGo include a multifamily search function and enhanced analytic capabilities.

We are also integrating, developing and cross-selling the services offered by the companies we acquired most recently, including LoopNet, Virtual Premise, Resolve Technology and PPR. Our sales and marketing efforts are and will continue to be focused on cross-selling and marketing our services. After the acquisition of LoopNet, we launched a sales and marketing campaign directed at cross-selling CoStar's information services to LoopNet customers and LoopNet's marketing services to CoStar customers. We have incurred increased expenses associated with this marketing and sales campaign and expect to continue to incur additional expenses for the campaign during the first quarter of 2013. In some cases, when integrating and coordinating our services and assessing industry needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that overlaps or is redundant with other services we offer.

We anticipate that these initiatives will position the company for revenue growth in 2013 and beyond. Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase; however our revenues have also increased as a result of these acquisitions, due to revenue from the acquired businesses, as well as our ability to take advantage of cross-selling opportunities among the customers of CoStar and the acquired companies.

In addition, we expect to continue our efforts to integrate the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise. We plan to continue efforts to integrate CoStar's business with Virtual Premise's real estate and lease management solutions. These integration efforts include providing additional tools that make our research and analytics even more valuable to subscribers. In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. We also expect to continue to offer our core products and services individually.

In addition, we intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment and to integrate our international operations more fully with those in the U.S. In furtherance of those initiatives, in the U.K. during the fourth quarter of 2012, we introduced a consistent international platform of service offerings, consisting of CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. We believe the product launch was well received and a significant marketing and sales effort is currently underway. Previously, as part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012. We expect that development expenses incurred by the International segment will decrease in 2013.

In late 2013 or early 2014, we expect to expand further internationally by offering services in Toronto, Canada. We believe that our continued investments in U.S. and international products, internationalization of our U.S. products and integration efforts have created and will continue to build upon a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings.

Any future product development or expansion of services, combination and coordination of services or elimination of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings throughout 2013 and providing substantial cash flow for our business, it is possible that any new investments or changes to our service offerings could cause us to generate losses and negative cash flow from operations in the future.

LoopNet Acquisition

On April 30, 2012, we completed the acquisition of LoopNet, which is included within our U.S. operating segment. The acquisition combines the research capabilities of CoStar with the marketing solutions offered by LoopNet. We expect the acquisition will create efficiencies in operations and provide greater tools for the combined company's customers. To acquire LoopNet, we paid stock and cash consideration with an aggregate value of approximately $883.4 million as of the closing date.

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

The LoopNet transaction was subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”). On April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order in connection with the LoopNet merger previously agreed to by LoopNet and CoStar. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order.

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

We plan to continue to assess any plans for additional investments in our business in the foreseeable future. At this time, as discussed above, we expect to continue to develop and distribute new services within our current platform. While we expect current service offerings to remain profitable, providing substantial cash flow for our business, the costs associated with our merger with LoopNet and the integration of our two businesses has reduced our profitability and caused us to generate losses in the second quarter of 2012. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

In some cases, the business operations of some of our clients continue to be negatively affected by challenging economic conditions in the U.S. and the world, resulting at times in business consolidations and, in some circumstances, business failure. If cancellations, reductions of services and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates. We compete against many other commercial real estate information, analytics and marketing service providers for business. If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue the use of stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income.

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved grants of restricted common stock to our executive officers that vest based on the achievement of CoStar performance conditions. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of CoStar. In May and December of 2012, we granted additional shares of restricted common stock that vest based on the achievement of CoStar performance conditions to other employees. These shares of performance-based restricted common stock vest upon our achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. We granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012, representing a total estimated unrecognized stock-based compensation expense of approximately $24.0 million. All of the awards were made under the CoStar Group, Inc. 2007 Stock Incentive Plan and pursuant to our standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of CoStar’s common stock on the grant date. As of December 31, 2012, we determined that it was not probable that the performance condition would be met by the March 31, 2017 forfeiture date and therefore, we recorded no expense related to the performance-based restricted common stock grants during 2012. However, we reassess the probability of the achievement of the performance condition at the end of each reporting period or more frequently based upon the occurrence of events that may change the probability as to whether or not the performance condition would be met. If we determine at a future date that achievement of the performance condition is probable, we will record stock-based compensation expense related to the performance-based restricted common stock grants over the implied service period.

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

During the third quarter of 2011, we incurred approximately $1.5 million of restructuring costs associated with the consolidation of our White Marsh, Maryland office with our Columbia, Maryland and Washington, DC offices. During the fourth quarter of 2012, we incurred approximately $80,000 of restructuring costs associated with the consolidation of our San Francisco, California office with our LoopNet office in San Francisco, California.

As in the past, we expect to continue to identify new facilities and consolidate existing facilities to better accommodate the changing demands of our business and employees. As a result, we may incur additional lease restructuring charges for the abandonment of certain lease space and the impairment of leasehold improvements.

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar Property Professional, CoStar Tenant, CoStar COMPS Professional, and FOCUS services. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment. FOCUS is our primary service offering in our International operating segment. Additionally we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012.

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

We recognize this revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended December 31, 2011 and 2012, our contract renewal rate for annual subscription-based services was approximately 93% and 94%, respectively, and therefore our cancellation rate for those services was approximately 7% and 6%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value.  We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS was approximately 4.9% and 5.1% as of December 31, 2011 and 2012, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2012, we determined there was a decline in the fair value of our ARS investments of approximately $1.9 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2012. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability as to whether or not the performance condition would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2012. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Goodwill and identifiable intangible assets that are not subject to amortization are tested annually for impairment by each reporting unit on October 1 of each year and are also tested for impairment more frequently based upon the existence of one or more of the above indicators. We consider our operating segments, U.S. and International, as our reporting units under Financial Accounting Standards Board ("FASB") authoritative guidance for consideration of potential impairment of goodwill.

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation that in 2013 the expenses for our International reporting unit will decrease upon the completion of our initiatives to upgrade the platform of services and expand the coverage of our service offerings within our International segment by the end of 2012. Additionally, our assumptions regarding the future financial performance of the International reporting unit reflect our expectation that revenues will increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2012, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2012 that would indicate that the carrying value of each reporting unit may not be recoverable.

To determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If we conclude that it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount or if we elect not to assess qualitative factors, then we perform the quantitative impairment test similar to the test performed on goodwill discussed above.

As of October 1, 2012, the date of our most recent impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2012 that would indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as "non-GAAP EPS"). EBITDA is our net income before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs, settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure is net income. In calculating EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 25 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and marketing services, which has included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, headquarters' acquisition- and transition-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of interest income we generate may be useful for investors to consider and may result in current cash inflows. However, we do not consider the amount of interest income to be a representative component of the day-to-day operating performance of our business.

•
The amount of interest expense we incur may be useful for investors to consider and may result in current cash outflows. However, we do not consider the amount of interest expense to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs, headquarters' acquisition- and transition-related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA along with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2010 and 2011, we assumed a 40% tax rate, and in 2012, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2010	2011	2012
Net income	$13,289	$14,656	$9,915
Purchase amortization in cost of revenues	1,471	1,353	8,634
Purchase amortization in operating expenses	2,305	2,237	13,607
Depreciation and other amortization	9,873	9,262	10,511
Interest income	(735)	(798)	(526)
Interest expense	—	—	4,832
Income tax expense, net	10,221	7,913	13,219
EBITDA	$36,424	$34,623	$60,192

Net cash flows provided by (used in)
Operating activities	$39,269	$25,685	$86,126
Investing activities	$(40,504)	$58,366	$(640,398)
Financing activities	$2,042	$254,780	$164,941

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2010		2011		2012
Revenues	$226,260	100.0%	$251,738	100.0%	$349,936	100.0%
Cost of revenues	83,599	36.9	88,167	35.0	114,866	32.8
Gross margin	142,661	63.1	163,571	65.0	235,070	67.2
Operating expenses:
Selling and marketing	52,455	23.2	61,164	24.3	84,113	24.0
Software development	17,350	7.7	20,037	8.0	32,756	9.4
General and administrative	47,776	21.1	58,362	23.2	77,154	22.0
Purchase amortization	2,305	1.0	2,237	0.9	13,607	3.9
Total operating expenses	119,886	53.0	141,800	56.4	207,630	59.3
Income from operations	22,775	10.1	21,771	8.6	27,440	7.9
Interest and other income	735	0.3	798	0.3	526	0.2
Interest and other expense	—	—	—	—	(4,832)	(1.4)
Income before income taxes	23,510	10.4	22,569	8.9	23,134	6.7
Income tax expense, net	10,221	4.5	7,913	3.1	13,219	3.9
Net income	$13,289	5.9%	$14,656	5.8%	$9,915	2.8%

Comparison of Year Ended December 31, 2012 and Year Ended December 31, 2011

Revenues. Revenues increased to $349.9 million in 2012, from $251.7 million in 2011. The increase in revenues of approximately $98.2 million is primarily attributable to additional revenue of approximately $60.0 million from our April 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $235.1 million in 2012, from $163.6 million in 2011. The gross margin percentage increased to 67.2% in 2012, from 65.0% in 2011. The increase in the gross margin amount and percentage was principally due to a $98.2 million increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $114.9 million in 2012, from $88.2 million in 2011. The increase in cost of revenues was principally due to the additional cost of revenues from our 2011 and 2012 acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $84.1 million in 2012, from $61.2 million in 2011, and decreased as a percentage of revenues to 24.0% in 2012, from 24.3% in 2011. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our 2011 and 2012 acquisitions.

Software Development Expenses. Software development expenses increased to $32.8 million in 2012, from $20.0 million in 2011, and increased as a percentage of revenues to 9.4% in 2012, from 8.0% in 2011. The increase in the amount and percentage of software development expense was primarily due to the additional software development expenses from our 2011 and 2012 acquisitions.

General and Administrative Expenses. General and administrative expenses increased to $77.2 million in 2012, from $58.4 million in 2011, and decreased as a percentage of revenues to 22.0% in 2012, from 23.2% in 2011. The increase in the amount of general and administrative expenses was principally due to the additional general and administrative expenses from our 2011 and 2012 acquisitions.

Purchase Amortization. Purchase amortization increased to approximately $13.6 million in 2012, from $2.2 million in 2011, and increased as a percentage of revenue to 3.9% in 2012, compared to 0.9% in 2011. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $526,000 in 2012 compared to approximately $798,000 in 2011. The decrease was primarily due to our lower cash and cash equivalent balance in 2012 resulting from the net cash paid for our April 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to approximately $4.8 million in 2012 compared to $0 in 2011. The increase was due to the interest expense incurred in 2012 for the term loan facility used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense, Net. Income tax expense, net increased to $13.2 million in 2012, from $7.9 million in 2011. This increase was primarily due to the impact of costs related to the LoopNet acquisition that are not deductible for tax purposes.

Comparison of Business Segment Results for Year Ended December 31, 2012 and Year Ended December 31, 2011

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

Segment Revenues. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $330.8 million from $233.4 million for the years ended December 31, 2012 and 2011 respectively. This increase in U.S. revenue was primarily due to additional revenue of approximately $60.0 million from our April 2012 acquisition of LoopNet, as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012. International revenues increased to $19.1 million from $18.4 million for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to further penetration of our subscription-based information services. Intersegment revenue increased to approximately $1.5 million for the year ended December 31, 2012, compared to approximately $1.1 million for the year ended December 31, 2011. Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount the Company believes approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $70.2 million from $38.1 million for the years ended December 31, 2012 and 2011, respectively. The increase in U.S. EBITDA was due primarily to an increase in revenues in 2012 compared to 2011. International EBITDA decreased to a higher loss of $10.0 million for the year ended December 31, 2012 from a $3.5 million loss for the year ended December 31, 2011. This higher loss was primarily due to increased corporate allocation in 2012 compared to 2011. International EBITDA includes a corporate allocation of approximately $5.3 million and $800,000 for the years ended December 31, 2012 and 2011, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities. The corporate allocation for the year ended December 31, 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit.

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

General and Administrative Expenses. General and administrative expenses increased to $58.4 million in 2011, from $47.8 million in 2010, and increased as a percentage of revenues to 23.2% in 2011, from 21.1% in 2010. The increase in the amount and percentage of general and administrative expenses was principally due to the incurrence of approximately $14.2 million in acquisition-related costs in connection with the pending LoopNet acquisition, and approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office. These increases are partially offset by the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology. Additionally, during 2010 we incurred expenses that did not recur in 2011, including the $2.0 million accrual of our litigation with Nokia U.K. Limited in June 2010, approximately $800,000 accrued in anticipation of the settlement of the litigation in the U.S. District Court for the Southern District of California in June 2010, as well as the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010.

Purchase Amortization. Purchase amortization remained relatively constant at approximately $2.2 million in 2011, from $2.3 million in 2010.

Interest and Other Income. Interest and other income remained relatively constant at approximately $798,000 in 2011, compared to approximately $735,000 in 2010.

Income Tax Expense, Net. Income tax expense, net decreased to $7.9 million in 2011, from $10.2 million in 2010. This decrease was primarily due to tax benefits resulting from the move of our headquarters to Washington, DC.

Comparison of Business Segment Results for Year Ended December 31, 2011 and Year Ended December 31, 2010

Segment Revenues. U.S. revenues increased to $233.4 million from $208.5 million for the years ended December 31, 2011 and 2010, respectively. This increase in U.S. revenue was primarily due to further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $18.4 million from $17.8 million for the years ended December 31, 2011 and 2010, respectively. This increase was primarily due to foreign currency fluctuations.  Intersegment revenue remained relatively constant at $1.1 million for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount the Company believes approximates fair value.   Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $38.1 million from $39.6 million for the years ended December 31, 2011 and 2010, respectively. The decrease in U.S. EBITDA was due primarily to approximately $14.2 million in acquisition-related costs for the year ended December 31, 2011 as a result of the pending LoopNet acquisition, approximately $1.5 million in lease restructuring charges related to the consolidation of our White Marsh, Maryland office, approximately $3.4 million due to the marketing effort related to the launch of CoStarGo as well as increased personnel costs of approximately $11.0 million. These decreases in U.S. EBITDA are partially offset by an approximate $24.9 million increase in revenues for the year ended December 31, 2011 from the year ended December 31, 2010 and the deferred consideration adjustment of approximately $1.2 million in September 2011 related to the October 19, 2009 acquisition of Resolve Technology. Additionally, during 2010 we incurred expenses that did not recur in 2011, including approximately $800,000 accrued in anticipation of the settlement of the litigation in the U.S. District Court for the Southern District of California in June 2010 as well as the lease restructuring charges related to the consolidation of our Boston, Massachusetts office of approximately $1.3 million in September 2010. International EBITDA decreased to a higher loss of $3.5 million for the year ended December 31, 2011 from a $3.2 million loss for the year ended December 31, 2010. This higher loss was primarily due to increased personnel costs of approximately $1.5 million and other expenses of approximately $800,000 for the year ended December 31, 2011, partially offset by approximately $2.0 million in expense in connection with the settlement of our litigation with Nokia U.K. Limited in 2010 that did not recur in 2011. International EBITDA includes a corporate allocation of approximately $800,000 and $400,000 for the years ended December 31, 2011 and 2010, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues). Certain previously reported amounts in the Condensed Consolidated Statements of Operations have been reclassified to conform to our current presentation:

	2011				2012
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$59,618	$62,127	$63,829	$66,164	$68,629	$85,223	$96,001	$100,083
Cost of revenues	22,566	22,412	21,175	22,014	24,334	28,172	30,882	31,478
Gross margin	37,052	39,715	42,654	44,150	44,295	57,051	65,119	68,605
Operating expenses	29,956	35,806	39,650	36,388	35,693	57,064	56,173	58,700
Income from operations	7,096	3,909	3,004	7,762	8,602	(13)	8,946	9,905
Interest and other income	202	178	194	224	250	131	59	86
Interest and other expense	—	—	—	—	—	(1,200)	(1,822)	(1,810)
Income before income taxes	7,298	4,087	3,198	7,986	8,852	(1,082)	7,183	8,181
Income tax expense, net	2,766	1,450	887	2,810	3,720	5,628	404	3,467
Net income	$4,532	$2,637	$2,311	$5,176	$5,132	$(6,710)	$6,779	$4,714
Net income per share — basic	$0.22	$0.12	$0.09	$0.21	$0.20	$(0.25)	$0.25	$0.17
Net income per share — diluted	$0.22	$0.12	$0.09	$0.20	$0.20	$(0.25)	$0.24	$0.17

	2011				2012
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.9	36.1	33.2	33.3	35.5	33.1	32.2	31.5
Gross margin	62.1	63.9	66.8	66.7	64.5	66.9	67.8	68.5
Operating expenses	50.2	57.6	62.1	55.0	52.0	67.0	58.5	58.7
Income from operations	11.9	6.3	4.7	11.7	12.5	(0.1)	9.3	9.8
Interest and other income	0.3	0.3	0.3	0.3	0.4	0.2	0.1	0.1
Interest and other expense	—	—	—	—	—	(1.4)	(1.9)	(1.8)
Income before income taxes	12.2	6.6	5.0	12.0	12.9	(1.3)	7.5	8.1
Income tax expense, net	4.6	2.4	1.4	4.2	5.4	6.6	0.4	3.4
Net income	7.6%	4.2%	3.6%	7.8%	7.5%	(7.9)%	7.1%	4.7%

Recent Acquisitions

Virtual Premise.  On October 25, 2011, we acquired Virtual Premise, a SaaS provider of real estate and lease management solutions. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which was held in escrow for approximately 270 days after the closing date. The funds held in escrow were subject to the prior use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to the date the funds were released. The purchase price was reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to us from the escrow fund on March 1, 2012. The remaining escrowed funds were released to the former Virtual Premise stockholders on July 23, 2012.

LoopNet. On April 30, 2012, we acquired 100% of the outstanding stock of LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). We paid approximately $746.4 million in cash and approximately $137.1 million in equity, for a total consideration of $883.4 million.

Accounting Treatment. We have applied the acquisition method to account for the Virtual Premise and LoopNet transactions which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price was allocated to trade names, customer base, database technology, goodwill and various other asset and liability accounts. The acquired trade names recorded in connection with the Virtual Premise acquisition are amortized on a straight-line basis over the estimated useful life. The acquired trade names recorded in connection with the LoopNet acquisition have an indefinite estimated useful life and are not amortized, but are subject to annual impairment tests. The acquired customer base for the acquisitions, which consists of one distinct intangible asset for each acquisition and is composed of acquired customer contracts and the related customer relationships, is being amortized on an accelerated basis related to the expected economic benefit of the intangible asset over the estimated useful life. The acquired database technology for the acquisitions is amortized on a straight-line basis over the estimated useful life. Goodwill for these acquisitions is not amortized, but is subject to annual impairment tests. The results of operations of Virtual Premise and LoopNet have been consolidated with those of the Company since the date of the acquisition. The results of operations of Virtual Premise are not considered material to our consolidated financial statements. Accordingly, pro forma financial information has not been presented for the Virtual Premise acquisition. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the Virtual Premise and LoopNet acquisitions. The purchase accounting for the LoopNet acquisition is preliminary and is subject to change.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and debt from our term loan and revolving credit facility. Total cash, cash equivalents and short-term investments were $156.1 million at December 31, 2012 compared to $548.8 million at December 31, 2011. The decrease in cash, cash equivalents and short-term investments for the year ended December 31, 2012 was primarily due to the net cash paid for our April 2012 acquisition of LoopNet.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the year ended December 31, 2012 was $86.1 million compared to $25.7 million for the year ended December 31, 2011. The $60.4 million increase in net cash provided by operating activities is primarily due to an increase of approximately $55.0 million from net income plus non-cash items primarily due to a change in deferred taxes associated with our April 2012 acquisition of LoopNet as well as the amortization of certain intangible assets of LoopNet. Additionally, the increase in net cash provided by operating activities is also due to the approximately $5.4 million net increase in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities changed by approximately $698.8 million. The $640.4 million cash used in investing activities in 2012 was primarily due to $640.9 million of cash used for the acquisition of LoopNet on April 30, 2012 and purchases of property and equipment of approximately $14.8 million, partially offset by the proceeds from the sale and settlements of investments of approximately $15.4 million. Proceeds from the sale and settlements of investments included approximately $4.2 million in proceeds for the sale of LoopNet's minority interest in Xceligent. Additionally, proceeds from the sale and settlements of investments included $4.2 million in proceeds from the settlement of ARS. The $58.4 million cash provided by investing activities for the for the year ended December 31, 2011 was primarily due to cash provided from the sale of our headquarters in Washington, DC of approximately $83.6 million which occurred in February 2011 and did not recur in 2012, partially offset by $15.1 million of cash used for the acquisition of Virtual Premise on October 25, 2011 and purchases of property and equipment of approximately $15.0 million.

Net cash provided by financing activities was $164.9 million for the year ended December 31, 2012, compared to $254.8 million for the year ended December 31, 2011.  This $89.9 million decrease in net cash provided by financing activities was primarily due to the equity offering completed in June 2011 which did not recur in 2012, partially offset by the proceeds of $175.0 million received from the term loan facility in April 2012 less payments of debt and debt issuance costs associated with the debt which did not occur in 2011.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2013	2014-2015	2016-2017	2018 and thereafter
Operating leases	$131,589	$14,907	$24,596	$21,706	$70,380
Long-term debt obligations(1)	170,625	17,500	56,875	96,250	—
Purchase obligations(2)	11,084	8,628	2,456	—	—
Total contractual principal cash obligations	$313,298	$41,035	$83,927	$117,956	$70,380

(1)Long-term debt obligations include scheduled principal payments and exclude interest payments, which are based on a variable rate of interest as defined in the Credit Agreement.

(2)Amounts do not include (i) contracts with terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us.  Amounts do not include unrecognized tax benefits of $2.8 million due to uncertainty regarding the timing of future cash payments.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During 2012, we incurred capital expenditures of approximately $14.8 million. We expect to make aggregate capital expenditures in 2013 of approximately $20.0 million to $25.0 million, primarily related to the build out of leased office space.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On October 25, 2011, we acquired Virtual Premise, a Software as a Service (“SaaS”) provider of real estate and lease management solutions located in Atlanta, Georgia. Pursuant to the terms of the acquisition agreement, we paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which was held in escrow for approximately 270 days after the closing date. The funds held in escrow were subject to the prior use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to the date the funds were released. The purchase price was reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to us from the escrow fund on March 1, 2012. The remaining escrowed funds were released to the former Virtual Premise stockholders on July 23, 2012.

On April 30, 2012, we acquired LoopNet pursuant to the Merger Agreement. Prior to completion of the LoopNet acquisition on April 26, 2012 the FTC accepted a consent order in connection with the LoopNet merger previously agreed to by CoStar and LoopNet. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent. On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMGI. The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. We received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and did not result in any gain on the sale of the investment.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. We made principal payments of approximately $4.4 million for the year ended December 31, 2012. Maturities of our borrowings under the Credit Agreement for each of the next five years as of December 31, 2012 are $17.5 million, $24.1 million, $32.8 million, $61.2 million and $35.0 million for the years ended December 31, 2013 to 2017, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants were effective beginning with the first full fiscal quarter commencing after the closing date which was the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. We were in compliance with the covenants in the Credit Agreement as of December 31, 2012.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires us to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under its term loan facility. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This repayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2012, we were not required to make an Excess Cash Flow payment.

In connection with obtaining the term loan facility pursuant to the Credit Agreement, we incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $4.8 million for the year ended December 31, 2012. Interest expense included amortized debt issuance costs of approximately $2.0 million for the year ended December 31, 2012. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of December 31, 2012, we had $24.4 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash, cash equivalents and other short-term investments and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. We filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, we filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against CoStar on November 8, 2012 to add claims under Patent No. 8,296,335 as well. At this time, we cannot predict the outcome of either case involving Civix, but we intend to vigorously defend ourself against Civix's claims.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our results of operations or financial position, but did require changes to the consolidated statements of stockholders’ equity and the addition of the consolidated statements of comprehensive income.

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

In February 2013, the FASB issued authoritative guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires a company to present, either on the consolidated statements of operations or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for financial statements issued for interim and annual periods beginning after December 15, 2012. This guidance is not expected to have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2012, revenue denominated in foreign currencies was approximately 5.9% of total revenue. For the year ended December 31, 2012, our revenue would have decreased by approximately $2.0 million if the U.S. dollar exchange rate used strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2012 would have resulted in an increase of approximately $2.9 million in the carrying amount of net assets. For the year ended December 31, 2012, our revenue would have increased by approximately $2.0 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2012 would have resulted in a decrease of approximately $2.9 million in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2012, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.6 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2012. As of December 31, 2012, we had $156.1 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash, cash equivalents and short-term investments.

As of December 31, 2012, we had $170.6 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of December 31, 2012, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of December 31, 2012, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of December 31, 2012, auctions for $24.4 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of December 31, 2012, we determined that there was a decline in the fair value of our ARS investments of approximately $1.9 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash, cash equivalents and short-term investments, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

We have approximately $888.7 million in intangible assets as of December 31, 2012. As of December 31, 2012, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

 Management’s Report on Internal Control over Financial Reporting

Management of CoStar is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2011, and 2012 (in thousands):

Allowance for doubtful accounts and billing adjustments (1)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts (2)	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2010	$2,863	$1,471	$—	$1,919	$2,415
Year ended December 31, 2011	$2,415	$1,525	$—	$1,416	$2,524
Year ended December 31, 2012	$2,524	$1,456	$475	$1,520	$2,935

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense.

(2)	Amounts represent opening balances from acquired businesses.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 28th day of February 2013.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 28, 2013
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 28, 2013
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 28, 2013
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 28, 2013
David Bonderman

/s/ Warren H. Haber	Director	February 21, 2013
Warren H. Haber

/s/ Christopher J. Nassetta	Director	February 21, 2013
Christopher J. Nassetta

/s/ Michael J. Glosserman	Director	February 26, 2013
Michael J. Glosserman

/s/ David J. Steinberg	Director	February 25, 2013
David J. Steinberg

/s/ John W. Hill	Director	February 25, 2013
John W. Hill

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 27, 2011, by and among CoStar Group, Inc., Lonestar Acquisition Sub, Inc. and LoopNet, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 20, 2011, among LoopNet, Inc., the Registrant and Lonestar Acquisition Sub, Inc. (Incorporated by referenced to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2012).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2011).
4.1
Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of the Registrant (Reg. No. 333-174214) filed with the Commission on June 3, 2011).

*10.1	CoStar Group, Inc. 1998 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).
*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2012).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).
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

*10.19	Leaving Agreement dated February 27, 2013, between CoStar U.K. Limited and Paul Marples (filed herewith).
10.20
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.21
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

10.25
Voting and Support Agreement, dated as of April 27, 2011, by and among the Registrant, LoopNet, Inc., the holders of Series A convertible preferred stock of LoopNet, Inc., certain executive officers and the directors of LoopNet, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2011).

10.26
Credit Agreement dated February 16, 2012, by and among the Registrant, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2012).

10.27
First Amendment dated as of April 25, 2012, to the Credit Agreement dated as of February 16, 2012, among the Registrant, CoStar Realty Information, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by referenced to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 30, 2012).

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
**101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statement of Operations for the years ended December 31, 2010, 2011 and 2012, respectively; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2011 and 2012, respectively; (iii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2012, respectively; (vi) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012, respectively; (iv) Consolidated Statements of Cash Flows for years ended December 31, 2010, 2011 and 2012, respectively; (v) Notes to the Consolidated Financial Statements that have been detail tagged; and (vi) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

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

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoStar Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia

February 28, 2013

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012

Revenues	$226,260	$251,738	$349,936
Cost of revenues	83,599	88,167	114,866
Gross margin	142,661	163,571	235,070

Operating expenses:
Selling and marketing	52,455	61,164	84,113
Software development	17,350	20,037	32,756
General and administrative	47,776	58,362	77,154
Purchase amortization	2,305	2,237	13,607
	119,886	141,800	207,630
Income from operations	22,775	21,771	27,440
Interest and other income	735	798	526
Interest and other expense	—	—	(4,832)
Income before income taxes	23,510	22,569	23,134
Income tax expense, net	10,221	7,913	13,219
Net income	$13,289	$14,656	$9,915

Net income per share — basic	$0.65	$0.63	$0.37
Net income per share — diluted	$0.64	$0.62	$0.37

Weighted average outstanding shares — basic	20,330	23,131	26,533
Weighted average outstanding shares — diluted	20,707	23,527	26,949

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income	$13,289	$14,656	$9,915
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,064)	25	1,277
Net change in unrealized gain (loss) on investments, net of tax	(77)	113	773
Total other comprehensive income (loss)	(1,141)	138	2,050
Total comprehensive income	$12,148	$14,794	$11,965

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$545,280	$156,027
Short-term investments	3,515	37
Accounts receivable, less allowance for doubtful accounts of approximately $2,524 and $2,935 as of December 31, 2011 and 2012, respectively	16,589	16,392
Deferred income taxes, net	11,227	9,256
Income tax receivable	850	5,357
Prepaid expenses and other current assets	5,722	9,560
Debt issuance costs, net	—	2,934
Total current assets	583,183	199,563

Long-term investments	24,584	21,662
Deferred income taxes, net	10,224	—
Property and equipment, net	37,571	46,308
Goodwill	91,784	718,078
Intangibles and other assets, net	20,530	170,632
Deposits and other assets	2,241	2,274
Debt issuance costs, net	918	6,622
Total assets	$771,035	$1,165,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	6,010	6,234
Accrued wages and commissions	16,695	23,831
Accrued expenses	12,761	19,002
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	978	—
Deferred rent	544	—
Deferred revenue	22,271	32,548
Total current liabilities	61,782	101,638

Long-term debt, less current portion	—	153,125
Deferred gain on the sale of building	31,333	28,809
Deferred rent	16,592	17,305
Deferred income taxes, net	—	34,071
Income taxes payable	2,151	2,818
Other long-term liabilities	—	1,030
Total liabilities	111,858	338,796

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 30,000 and 60,000 shares authorized as of December 31, 2011 and 2012, respectively; 25,426 and 28,348 issued and outstanding as of December 31, 2011 and 2012, respectively	254	283
Additional paid-in capital	637,816	792,988
Accumulated other comprehensive loss	(8,568)	(6,518)
Retained earnings	29,675	39,590
Total stockholders’ equity	659,177	826,343
Total liabilities and stockholders’ equity	$771,035	$1,165,139

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	20,617	$206	$364,635	$(7,565)	$1,730	$359,006
Net income	—	—	—	—	13,289	13,289
Foreign currency translation adjustment	—	—	—	(1,064)	—	(1,064)
Net change in unrealized loss on investments	—	—	—	(77)		(77)
Exercise of stock options	138	2	3,720	—	—	3,722
Restricted stock grants	113	—	—	—	—	—
Restricted stock grants surrendered	(103)	—	(2,906)	—	—	(2,906)
Stock compensation expense, net of forfeitures	—	—	8,270	—	—	8,270
ESPP	8	—	360	—	—	360
Excess tax benefit for exercised stock options	—	—	902	—	—	902
Balance at December 31, 2010	20,773	208	374,981	(8,706)	15,019	381,502
Net income	—	—	—	—	14,656	14,656
Foreign currency translation adjustment	—	—	—	25	—	25
Net change in unrealized gain on investments	—	—	—	113	—	113
Exercise of stock options	198	2	6,212	—	—	6,214
Restricted stock grants	197	1	—	—	—	1
Restricted stock grants surrendered	(63)	—	(2,307)	—	—	(2,307)
Stock compensation expense, net of forfeitures	—	—	8,056	—	—	8,056
Stock issued for equity offering	4,313	43	247,881	—	—	247,924
ESPP	8	—	452	—	—	452
Excess tax benefit for exercised stock options	—	—	2,541	—	—	2,541
Balance at December 31, 2011	25,426	254	637,816	(8,568)	29,675	659,177
Net income	—	—	—	—	9,915	9,915
Foreign currency translation adjustment	—	—	—	1,277	—	1,277
Net change in unrealized gain on investments	—	—	—	773	—	773
Exercise of stock options	273	2	9,194	—	—	9,196
Restricted stock grants	855	8	(8)	—	—	—
Restricted stock grants surrendered	(96)	—	(4,204)	—	—	(4,204)
Stock compensation expense, net of forfeitures	—	—	12,207	—	—	12,207
ESPP	10	—	749	—	—	749
Consideration for LoopNet, Inc.	1,880	19	137,036	—	—	137,055
Excess tax benefit for exercised stock options	—	—	198	—	—	198
Balance at December 31, 2012	28,348	$283	$792,988	$(6,518)	$39,590	$826,343

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2011	2012
Operating activities:
Net income	$13,289	$14,656	$9,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,607	8,435	10,053
Amortization	5,042	4,417	22,699
Amortization of debt issuance costs	—	—	1,989
Property and equipment write-off	674	628	122
Excess tax benefit from stock options	(902)	(2,541)	(198)
Stock-based compensation expense	8,306	8,103	12,282
Deferred consideration settlement	—	(1,207)	—
Deferred income tax expense, net	1,673	(17,104)	13,643
Provision for losses on accounts receivable	1,471	1,525	1,456
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,776)	(4,573)	1,295
Interest receivable	70	4	33
Income taxes payable	(4,994)	5,451	7,400
Prepaid expenses and other current assets	(714)	1,042	(3,349)
Deposits and other assets	(385)	(154)	1,172
Accounts payable and other liabilities	6,746	2,669	1,827
Deferred revenue	2,162	4,334	5,787
Net cash provided by operating activities	39,269	25,685	86,126

Investing activities:
Proceeds from sale and settlement of investments	16,854	4,911	15,365
Proceeds from sale of building, net	—	83,553	—
Purchases of property and equipment and other assets	(57,358)	(15,013)	(14,834)
Acquisitions, net of cash acquired	—	(15,085)	(640,929)
Net cash provided by (used in) investing activities	(40,504)	58,366	(640,398)

Financing activities:
Proceeds from long-term debt	—	—	175,000
Payments of long-term debt	—	—	(4,375)
Payments of debt issuance costs	—	—	(11,546)
Excess tax benefit from stock options	902	2,541	198
Repurchase of restricted stock to satisfy tax withholding obligations	(2,904)	(2,307)	(4,204)
Proceeds from equity offering, net of transaction costs	—	247,924	—
Proceeds from exercise of stock options and ESPP	4,044	6,622	9,868
Net cash provided by financing activities	2,042	254,780	164,941

Effect of foreign currency exchange rates on cash and cash equivalents	(188)	44	78
Net increase (decrease) in cash and cash equivalents	619	338,875	(389,253)
Cash and cash equivalents at beginning of year	205,786	206,405	545,280
Cash and cash equivalents at end of year	$206,405	$545,280	$156,027

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Reclassifications

Certain previously reported amounts in the consolidated statements of cash flows have been reclassified to conform to the Company’s current presentation.

Revenue Recognition

The Company primarily derives revenues by providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number of services to which a client subscribes. A majority of the subscription-based license agreements typically have a term of one year and renew automatically.

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

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, analytics and marketing services. Additionally, cost of revenues includes the cost of data from third party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of database technology.

Significant Customers

No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2010, 2011 and 2012.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2010, 2011 and 2012.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2011	2012
Foreign currency translation adjustment	$(5,890)	$(4,613)
Accumulated net unrealized loss on investments, net of tax	(2,678)	(1,905)
Total accumulated other comprehensive loss	$(8,568)	$(6,518)

Advertising Costs

The Company expenses advertising costs as incurred. E-commerce advertising expenses were approximately $3.0 million, $2.5 million and $4.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options and restricted stock. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares in that case would have an anti-dilutive effect.

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

Stock-based compensation expense is measured at the grant date of stock-based awards that vest over set time periods based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on performance, the Company assesses the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability as to whether or not the performance condition would be met. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $4.0 million, $6.6 million and $9.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. There were approximately $902,000, $2.5 million and $198,000 of excess tax benefits realized from stock option and award exercises for the years ended December 31, 2010, 2011 and 2012, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company's results of operations were as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Cost of revenues	$1,504	$1,635	$2,556
Selling and marketing	1,518	1,339	1,966
Software development	949	1,130	2,241
General and administrative	4,335	3,999	5,519
Total stock-based compensation	$8,306	$8,103	$12,282

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and commercial paper. As of December 31, 2011 and 2012, cash of approximately $195,000 and $0, respectively, was held to support letters of credit for security deposits.

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

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses, and long-term debt approximates fair value.

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

Qualifying internal-use software costs incurred during the application development stage, which consists primarily of outside services, purchased software license costs and internal product development costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over the fair value of assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit. The Company’s operating segments, U.S. and International, are the reporting units tested for potential impairment. To determine whether it is necessary to perform the two-step goodwill impairment test, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to assess qualitative factors, then the Company performs the two-step process. The first step is to determine the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. The impairment loss is measured based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk in its current business model.

To determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount or if the Company elects not to assess qualitative factors, then the Company performs the quantitative impairment test similar to the test performed on goodwill discussed above.

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

Goodwill, Intangibles and Other Assets — (Continued)

Acquired database technology, customer base and trade names and other are related to the Company’s acquisitions (see Notes 3, 7 and 8). With the exception of the acquired trade name recorded in connection with the acquisition of LoopNet, Inc. ("LoopNet"), acquired database technology and trade names and other are amortized on a straight-line basis over periods ranging from two to ten years. The acquired trade name recorded in connection with the LoopNet acquisition has an indefinite estimated useful life and is not amortized, but is subject to annual impairment tests. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Acquired customer bases are typically amortized on an accelerated basis related to the expected economic benefit of the intangible asset. The cost of capitalized building photography is amortized on a straight-line basis over five years.

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

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company’s capitalized product development costs had a total net book value of approximately $493,000 and $302,000 as of December 31, 2011 and 2012, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $0, $80,000 and $191,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company had capitalized debt issuance costs of approximately $918,000 and $9.6 million as of December 31, 2011 and 2012, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 9 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. No amortization expense for debt issuance costs was recognized by the Company for the years ended December 31, 2010 and 2011, respectively. The Company amortized debt issuance costs of approximately $2.0 million for the year ended December 31, 2012.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance requires changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. This guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on the Company’s results of operations or financial position, but did require changes to the consolidated statements of stockholders’ equity and the addition of the consolidated statements of comprehensive income.

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

There are no accounting pronouncements that have been recently issued but not yet adopted by the Company that would have a material impact on the Company’s results of operations or financial position.

3.	ACQUISITIONS

Virtual Premise, Inc.

On October 25, 2011, the Company acquired Virtual Premise, Inc. (“Virtual Premise”), a Software as a Service (“SaaS”) provider of real estate and lease management solutions. Pursuant to the terms of the acquisition agreement, the Company paid approximately $17.2 million in cash, approximately 80% of which was paid on the closing date and the remaining 20% of which was held in escrow for approximately 270 days after the closing date. The funds held in escrow were subject to the prior use of such funds to satisfy any post-closing net working capital adjustments or indemnification claims made prior to the date the funds were released. The purchase price was reduced by approximately $200,000 after taking into account post-closing purchase price adjustments and this amount was paid to the Company from the escrow fund on March 1, 2012. The remaining escrowed funds were released to the former Virtual Premise stockholders on July 23, 2012.

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

LoopNet, Inc.

On April 30, 2012, the Company acquired 100% of the outstanding stock of LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). LoopNet owns and operates an online marketplace for commercial real estate in the U.S. The online marketplace enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings in order to find a buyer or tenant. The acquisition combines the research capabilities of the Company with the marketing solutions offered by LoopNet to create expected efficiencies in operations and provide more opportunities for the combined company's customers.

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

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of 10 years. The acquired database technology has an estimated useful life of 5 years, and the acquired trade names have an indefinite estimated useful life. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology is recognized on a straight-line basis over the estimated useful life. The acquired trade names recorded in connection with this acquisition are not amortized, but are subject to annual impairment tests. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $625.2 million of goodwill recorded as part of the acquisition is associated with the Company's U.S. operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes. The purchase accounting is preliminary and is subject to change.

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

The Company's consolidated revenue for the year ended December 31, 2012, included $60.0 million from the LoopNet contributed business. The Company's consolidated net income for the year ended December 31, 2012, included a $3.8 million net loss from the LoopNet contributed business.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2011 (in thousands except per share data):

	Year Ended December 31,
	2011	2012
Revenue	$338,399	$386,267
Net income	$14,985	$20,917
Net income per share — basic	$0.56	$0.77
Net income per share — diluted	$0.55	$0.76

This information is based on historical results of operations, as adjusted for the allocation of purchase price and other acquisition accounting adjustments, including: (i) the amortization associated with the acquired intangible assets; (ii) interest expense associated with debt used to fund a portion of the acquisition; and (iii) reduced interest income associated with cash used to fund a portion of the acquisition. The unaudited pro forma results do not include: (i) any potential synergies, cost savings or other expected benefits of the acquisition; (ii) the revenue impact of the non-recurring purchase accounting adjustment to reduce the acquisition-related deferred revenue; (iii) the non-recurring acquisition costs incurred as of the date of acquisition; and (iv) the non-recurring tax impact of an unusually high tax rate in the second quarter of 2012 due to costs related to the LoopNet acquisition that reduced income from operations but are not deductible for tax purposes. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or be indicative of the results that will be attained in the future.

The Company recorded approximately $0, $14.2 million and $5.2 million in acquisition-related costs for the years ended December 31, 2010, 2011 and 2012, respectively. These costs were directly related to acquiring LoopNet and were expensed as incurred and recorded in general and administrative expense.

The Company estimates that the total amount of severance costs for LoopNet employees related to the acquisition will be approximately $2.4 million. Approximately $2.3 million of such severance costs were recorded as an expense for the year ended December 31, 2012, a majority of which was recorded in general and administrative expenses. Approximately $2.2 million of such severance costs were paid during the year ended December 31, 2012. The remaining severance payments for LoopNet employees related to the acquisition are expected to be paid by June 30, 2013.

Prior to completion of the LoopNet acquisition, on April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order in connection with the LoopNet merger previously agreed to by the Company and LoopNet. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”). On March 28, 2012, the Company and LoopNet entered into an agreement to sell LoopNet's interest in Xceligent to DMG Information, Inc. (“DMGI”). The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. The Company received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and resulted in no gain on the sale of the investment.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of December 31, 2012 are as follows (in thousands):

Maturity	Fair Value
Due in:
2013	$—
2014 — 2017	580
2018 — 2022	—
2023 and thereafter	21,119
Available-for-sale investments	$21,699

The realized gains on the Company’s investments for the years ended December 31, 2010, 2011 and 2012 were approximately $11,000, $0 and $0, respectively. The realized losses on the Company’s investments for the years ended December 31, 2010, 2011 and 2012 were approximately $41,000, $0 and $0, respectively.

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

As of December 31, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise obligations	$37	$—	$—	$37
Auction rate securities	23,567	101	(2,006)	21,662
Available-for-sale investments	$23,604	$101	$(2,006)	$21,699

As of December 31, 2011, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,397	$64	$—	$3,461
Government-sponsored enterprise obligations	55	—	(1)	54
Auction rate securities	27,325	—	(2,741)	24,584
Available-for-sale investments	$30,777	$64	$(2,742)	$28,099

The unrealized losses on the Company’s investments as of December 31, 2011 and 2012 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2011 and 2012. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	December 31,
	2011		2012
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$54	$(1)	$37	$—
Auction rate securities	24,584	(2,741)	21,119	(2,006)
Investments in an unrealized loss position	$24,638	$(2,742)	$21,156	$(2,006)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2011 and 2012, respectively.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$135,232	$—	$—	$135,232
Money market funds	20,775	—	—	20,775
Commercial paper	20	—	—	20
Government-sponsored enterprise obligations	—	37	—	37
Auction rate securities	—	—	21,662	21,662
Total assets measured at fair value	$156,027	$37	$21,662	$177,726
Liabilities:
Deferred consideration	$—	$—	$2,304	$2,304
Total liabilities measured at fair value	$—	$—	$2,304	$2,304

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to December 31, 2012 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Change in unrealized gain included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	$21,662

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years.  The ARS are recorded at fair value.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

As of December 31, 2012, the Company held ARS with $24.4 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2012.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS was approximately 4.9% and 5.1% as of December 31, 2011 and 2012, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.9 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of December 31, 2012, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $2.3 million as of December 31, 2012 and included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2013 and March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2012 of approximately $2.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2013 and March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2012 of approximately $700,000.

As of December 31, 2011, the Company had no Level 3 liabilities.  Prior to December 31, 2011, the Company held Level 3 liabilities for deferred consideration related to the October 19, 2009 acquisition of Resolve Technology, Inc. (“Resolve Technology”). The deferred consideration included (i) a potential deferred cash payment due approximately two years after closing based on the incremental growth of Resolve Technology’s revenue as of September 2011 over its revenue as of September 2009, and (ii) other potential deferred cash payments for successful completion of operational and sales milestones during the period from closing through no later than October 31, 2013, which period was subject to extension by the parties to a date no later than December 31, 2014. On June 24, 2011, the Company made a payment of $500,000 for the successful completion of one of the operational milestones. On September 8, 2011, the Company entered into an agreement to settle all remaining potential deferred cash payments due under the acquisition agreement. Under the terms of the settlement agreement, the Company made a payment of $1.6 million on September 14, 2011 to settle the entire obligation. The Company reversed the remaining $1.2 million of deferred consideration as a reduction to general and administrative expense during the year ended December 31, 2011.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2010 to December 31, 2012 (in thousands):

Deferred Consideration
Balance at December 31, 2010	$3,222
Accretion for 2011	85
Payments made in 2011	(2,100)
Adjustments made in 2011	(1,207)
Balance at December 31, 2011	—
Deferred consideration upon acquisition	2,011
Accretion for 2012	293
Balance at December 31, 2012	$2,304

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities. The assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of December 31, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2012
Leasehold improvements	$24,029	$28,527
Furniture, office equipment and research vehicles	23,740	25,837
Computer hardware and software	28,561	36,688
	76,330	91,052
Accumulated depreciation and amortization	(38,759)	(44,744)
Property and equipment, net	$37,571	$46,308

Depreciation expense for property and equipment was approximately $8.6 million, $8.4 million and $10.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2010	$55,260	$24,342	$79,602
Acquisitions	12,205	—	12,205
Effect of foreign currency translation	—	(23)	(23)
Goodwill, December 31, 2011	67,465	24,319	91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	1,120	1,120
Goodwill, December 31, 2012	$692,639	$25,439	$718,078

The Company recorded goodwill of approximately $12.2 million in connection with the October 2011 acquisition of Virtual Premise. The Company recorded goodwill of approximately $625.2 million in connection with the April 2012 acquisition of LoopNet.

During the fourth quarters of 2010, 2011 and 2012, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2011	2012
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,647)	(1,838)
Capitalized product development cost, net	493	302

Building photography	12,031	12,474	5
Accumulated amortization	(11,122)	(11,639)
Building photography, net	909	835

Acquired database technology	25,140	77,328	5
Accumulated amortization	(21,477)	(29,673)
Acquired database technology, net	3,663	47,655

Acquired customer base	58,576	130,683	10
Accumulated amortization	(45,055)	(59,218)
Acquired customer base, net	13,521	71,465

Acquired trade names and other (1)	10,376	59,255	7
Accumulated amortization	(8,432)	(8,880)
Acquired trade names and other, net	1,944	50,375

Intangibles and other assets, net	$20,530	$170,632

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

Amortization expense for intangibles and other assets was approximately $5.0 million, $4.4 million and $22.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2012 for future periods is expected to be approximately $27.1 million, $23.5 million, $20.8 million, $18.9 million and $9.9 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

During the fourth quarter of 2012, the Company completed the annual impairment test of the acquired trade name recorded in connection with the LoopNet acquisition and concluded that this indefinite-lived intangible asset was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds, together with net proceeds from the Company's equity offering conducted in June 2011 to pay a portion of the merger consideration and transaction costs related to the LoopNet merger. The carrying value of the term loan facility approximates fair value and can be estimated through unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at the origination.

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuances of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the Credit Agreement are guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions.

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants were effective beginning with the first full fiscal quarter commencing after the closing date, which was the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2012.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This repayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2012, the Company was not required to make an Excess Cash Flow payment.

In connection with obtaining the facility pursuant to the Credit Agreement, the Company incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $4.8 million for the year ended December 31, 2012. Interest expense included amortized debt issuance costs of approximately $2.0 million for the year ended December 31, 2012. No interest expense was recognized in 2010 and 2011. Total interest paid for the term loan facility was approximately $2.5 million for the year ended December 31, 2012. No interest was paid in 2010 and 2011.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT — (CONTINUED)

Maturities of the Company's borrowings under the Credit Agreement for each of the next five years as of December 31, 2012 are as follows (in thousands):

Year ending December 31,	Maturities
Due in:
2013	$17,500
2014	24,063
2015	32,812
2016	61,250
2017	35,000
Long-term debt, including current maturities	$170,625

10.	INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$7,061	$22,779	$(2,260)
State	1,424	2,226	1,974
Foreign	61	12	55
Total current	8,546	25,017	(231)
Deferred:
Federal	1,706	(14,661)	15,512
State	(6)	(2,425)	(2,067)
Foreign	(25)	(18)	5
Total deferred	1,675	(17,104)	13,450
Total provision for income taxes	$10,221	$7,913	$13,219

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
Reserve for bad debts	$963	$1,106
Accrued compensation	3,987	4,830
Stock compensation	4,049	4,946
Net operating losses	6,129	20,431
Accrued reserve and other	5,936	6,007
Unrealized loss on securities	1,025	928
Deferred rent	1,781	1,845
Deferred revenue	1,180	1,220
Deferred gain from sale of building	13,504	12,386
Total deferred tax assets	38,554	53,699

Deferred tax liabilities:
Prepaids	(1,054)	(1,433)
Depreciation	(3,546)	(3,676)
Intangibles	(7,233)	(62,915)
Total deferred tax liabilities	(11,833)	(68,024)

Net deferred tax assets (liabilities), prior to valuation allowance	26,721	(14,325)
Valuation allowance	(5,270)	(10,490)
Net deferred tax assets (liabilities)	$21,451	$(24,815)

For the years ended December 31, 2011 and 2012, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance for the years ended December 31, 2011 and 2012 includes an allowance for unrealized losses on ARS investments, foreign deferred tax assets and state net operating loss carryforwards. The valuation allowance for the deferred tax asset for unrealized losses has been recorded as an adjustment to accumulated other comprehensive loss.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses. For the year ended December 31, 2011, the Company’s sale of the office building located at 1331 L Street, NW, in downtown Washington, DC (the “DC Office Building") generated capital gains, but the Company does not expect to engage in similar transactions on a regular basis. See Note 18 for details on the Company's sale of the DC Office Building. The Company continues to maintain a valuation allowance as of December 31, 2012, for the unrealized losses on securities because it is uncertain as to whether the losses will be realized in a year such that the losses could be carried back to offset the gain from the Company’s sale of the DC Office Building. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. Similarly, the Company has established a valuation allowance for net operating losses in certain states where it is uncertain whether the Company will generate sufficient taxable income to utilize the net operating losses before they expire.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The Company’s change in valuation allowance was an increase of approximately $600,000 for the year ended December 31, 2011 and an increase of approximately $5.2 million for the year ended December 31, 2012. The increase for the year ended December 31, 2012 is primarily due to the increase in the valuation allowance for foreign deferred tax assets of approximately $3.0 million as well as an increase in the valuation allowance for deferred tax assets of approximately $2.2 million primarily related to the LoopNet acquisition.

The Company had U.S. income before income taxes of approximately $30.2 million, $29.1 million and $36.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. The Company had foreign losses of approximately $6.7 million, $6.6 million and $13.0 million for the years ended December 31, 2010, 2011 and 2012, respectively.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Expected federal income tax provision at statutory rate	$8,229	$7,899	$8,097
State income taxes, net of federal benefit	1,372	(123)	(1,360)
Foreign income taxes, net effect	(1,688)	(961)	(2,971)
Stock compensation	289	(143)	(313)
Increase in valuation allowance	1,657	643	2,978
Disregarded entity election	(992)	—	—
Nondeductible compensation	945	448	656
Nondeductible transaction costs	—	—	5,829
Other adjustments	409	150	303
Income tax expense, net	$10,221	$7,913	$13,219

The Company paid approximately $12.9 million, $19.5 million, and $2.6 million in income taxes for the years ended December 31, 2010, 2011 and 2012, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $27.0 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $23.7 million that begin to expire in 2020, state net operating loss carryforwards with a tax value of approximately $5.3 million that begin to expire in 2020 and state income tax credit carryforwards with a tax value of approximately $1.3 million that begin to expire in 2020.

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2009	$1,856
Increase for current year tax positions	70
Decrease for prior year tax positions	(116)
Expiration of the statute of limitation for assessment of taxes	(44)
Unrecognized tax benefit as of December 31, 2010	1,766
Increase for current year tax positions	1,243
Increase for prior year tax positions	445
Expiration of the statute of limitation for assessment of taxes	(107)
Unrecognized tax benefit as of December 31, 2011	3,347
Increase for current year tax positions	792
Decrease for prior year tax positions	(161)
Expiration of the statute of limitation for assessment of taxes	(69)
Unrecognized tax benefit as of December 31, 2012	$3,909

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

Approximately $1.4 million and $1.6 million of the unrecognized tax benefit as of December 31, 2011 and 2012, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. During 2010, the Company recognized approximately $20,000 of interest and $7,000 of penalties, and had total accruals of approximately $184,000 for interest and $61,000 for penalties as of December 31, 2010. During 2011, the Company recognized approximately $31,000 of interest and $8,000 of penalties, and had total accruals of approximately $215,000 for interest and $69,000 for penalties as of December 31, 2011. During 2012, the Company recognized approximately $75,000 of interest and $17,000 of benefit for penalties, and had total accruals of approximately $290,000 for interest and $52,000 for penalties as of December 31, 2012. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s federal and state income tax returns for tax years 2009 through 2011 remain open to examination. The Company’s U.K. income tax returns for tax years 2006 through 2011 remain open to examination.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under Internal Revenue Service ("IRS") audit in the U.S. for tax year 2010 and its subsidiary LoopNet is under IRS audit for tax years 2009, 2010 and 2011. While no formal assessments have been received, the Company believes it has provided adequate reserves related to all matters in the tax periods open to examination. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various noncancelable-operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2010, 2011 and 2012 was approximately $12.0 million, $13.3 million and $16.7 million, respectively.

Future minimum lease payments as of December 31, 2012 are as follows (in thousands):

2013	$14,907
2014	12,840
2015	11,756
2016	10,787
2017	10,919
2018 and thereafter	70,380
Total future minimum lease payments	$131,589

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. The Company anticipates that the payment will be made by March 31, 2013 upon the court's final approval of the settlement.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. At this time, the Company cannot predict the outcome of either case involving Civix, but the Company intends to vigorously defend itself against Civix's claims.

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

12.	SEGMENT REPORTING

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar Property Professional®, CoStar Tenant®, CoStar COMPS Professional® and FOCUS™ services. CoStar Property Professional, CoStar Tenant, and CoStar COMPS Professional are generally sold as a suite of similar services and through the Company's mobile application, CoStarGo, and comprise the Company’s primary service offering in the U.S. operating segment. FOCUS is the Company’s primary service offering in the International operating segment. Additionally, the Company introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment was as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Revenues
United States	$208,463	$233,381	$330,805
International
External customers	17,797	18,357	19,131
Intersegment revenue	1,266	1,140	1,514
Total international revenue	19,063	19,497	20,645
Intersegment eliminations	(1,266)	(1,140)	(1,514)
Total revenues	$226,260	$251,738	$349,936

EBITDA
United States	$39,607	$38,099	$70,199
International	(3,183)	(3,476)	(10,007)
Total EBITDA	$36,424	$34,623	$60,192

Reconciliation of EBITDA to net income
EBITDA	$36,424	$34,623	$60,192
Purchase amortization in cost of revenues	(1,471)	(1,353)	(8,634)
Purchase amortization in operating expenses	(2,305)	(2,237)	(13,607)
Depreciation and other amortization	(9,873)	(9,262)	(10,511)
Interest income	735	798	526
Interest expense	—	—	(4,832)
Income tax expense, net	(10,221)	(7,913)	(13,219)
Net income	$13,289	$14,656	$9,915

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

International EBITDA includes a corporate allocation of approximately $400,000, $800,000 and $5.3 million for the years ended December 31, 2010, 2011 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2011	2012
Property and equipment, net
United States	$35,044	$42,480
International	2,527	3,828
Total property and equipment, net	$37,571	$46,308

Goodwill
United States	$67,465	$692,639
International	24,319	25,439
Total goodwill	$91,784	$718,078

Assets
United States	$808,930	$1,215,949
International	38,061	40,933
Total operating segment assets	$846,991	$1,256,882

Reconciliation of operating segment assets to total assets
Total operating segment assets	$846,991	$1,256,882
Investment in subsidiaries	(18,344)	(18,344)
Intercompany receivables	(57,612)	(73,399)
Total assets	$771,035	$1,165,139

Liabilities
United States	$107,776	$335,855
International	53,221	70,108
Total operating segment liabilities	$160,997	$405,963

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$160,997	$405,963
Intercompany payables	(49,139)	(67,167)
Total liabilities	$111,858	$338,796

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2012. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

Common Stock

The Company has 60,000,000 shares of common stock, $0.01 par value, authorized for issuance. On June 5, 2012, the Company amended and restated its Restated Certificate of Incorporation to increase the authorized shares of common stock by 30,000,000 shares to 60,000,000 shares. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2010	2011	2012
Numerator:
Net income	$13,289	$14,656	$9,915
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	20,330	23,131	26,533
Effect of dilutive securities:
Stock options and restricted stock	377	396	416
Denominator for diluted net income per share — weighted-average outstanding shares	20,707	23,527	26,949

Net income per share — basic	$0.65	$0.63	$0.37
Net income per share — diluted	$0.64	$0.62	$0.37

Stock options to purchase approximately 167,000, 2,300 and 0 shares that were outstanding as of December 31, 2010, 2011 and 2012, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, the effect would have been anti-dilutive. Additionally, shares of restricted common stock that vest based on Company performance conditions were not included in the computation of basic or diluted earnings per share.

15.	EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

In June 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”) prior to consummation of the Company’s initial public offering. In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007. All shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (excluding shares subject to outstanding awards) were rolled into the 2007 Plan and, as of that date, no shares of common stock were available for new awards under the 1998 Plan. The 1998 Plan continues to govern unexercised and unexpired awards issued under the 1998 Plan prior to June 7, 2007. The 1998 Plan provided for the grant of stock and stock options to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 1998 Plan could be incentive or non-qualified, and the exercise price for an incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options and restricted stock grants under the 1998 Plan was determined by the Board of Directors or a committee thereof and was generally three to four years. Upon the occurrence of a Change of Control, as defined in the 1998 Plan, all outstanding unexercisable options and restricted stock grants under the 1998 Plan immediately become exercisable.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2007 Plan may be based on performance conditions. The Company has reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 2, 2010 and an increase of 900,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 5, 2012): (a) 3,200,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date. Approximately 1.3 million and 1.4 million shares were available for future grant under the 2007 Plan as of December 31, 2011 and 2012, respectively.

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the achievement of Company performance conditions. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company. In May and December of 2012, the Company granted additional shares of restricted common stock that vest based on the achievement of the Company's performance conditions to other employees. These shares of performance-based restricted common stock vest upon the Company’s achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. The Company granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012, representing a total estimated unrecognized stock-based compensation expense of approximately $24.0 million. All of the awards were made under the 2007 Plan and pursuant to the Company’s standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of the Company’s common stock on the grant date. As of December 31, 2012, the Company determined that it was not probable that the performance condition would be met by the March 31, 2017 forfeiture date and therefore, the Company recorded no expense related to the performance-based restricted common stock grants during 2012. However, the Company reassesses the probability of the achievement of the performance condition at the end of each reporting period or more frequently based upon the occurrence of events that may change the probability as to whether or not the performance condition would be met. If the Company determines at a future date that achievement of the performance condition is probable, the Company will record stock-based compensation expense related to the performance-based restricted common stock grants over the implied service period.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	953,296	$16.20 - $55.07	$33.60
Granted	160,892	$40.06 - $54.51	$43.49
Exercised	(137,724)	$16.20 - $45.18	$27.01
Canceled or expired	(30,768)	$18.31 - $44.86	$37.83
Outstanding at December 31, 2010	945,696	$17.34 - $55.07	$36.10
Granted	111,470	$57.16 - $60.23	$57.28
Exercised	(198,132)	$17.97 - $54.51	$31.37
Canceled or expired	(11,932)	$36.48 - $54.51	$40.65
Outstanding at December 31, 2011	847,102	$17.34 - $60.23	$39.93
Granted	102,000	$58.95 - $58.95	$58.95
Exercised	(274,842)	$17.34 - $57.16	$34.04
Canceled or expired	(541)	$54.51 - $54.51	$54.51
Outstanding at December 31, 2012	673,719	$25.00 - $60.23	$45.20	5.93	$29,757

Exercisable at December 31, 2010	609,274	$17.34 - $55.07	$35.21
Exercisable at December 31, 2011	558,849	$17.34 - $55.07	$37.15
Exercisable at December 31, 2012	432,196	$25.00 - $60.23	$40.22	4.60	$21,243

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2010, 2011 and 2012 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2010, 2011 and 2012, that had an exercise price less than the closing price on that date. Options to purchase 137,724, 198,132 and 274,842 shares were exercised for the years ended December 31, 2010, 2011, and 2012, respectively. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $2.5 million, $6.1 million and $11.9 million for the years ended December 31, 2010, 2011, and 2012, respectively.

At December 31, 2012, there was $29.1 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.8 years. Additionally, at December 31, 2012, there was approximately $24.0 million of unrecognized compensation costs related to shares of restricted common stock that vest based on the achievement of Company performance conditions.

The weighted-average grant date fair value of each option granted during the years ended December 31, 2010, 2011 and 2012 using the Black-Scholes option-pricing model was $16.54, $21.57 and $20.99 respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2010	2011	2012
Dividend yield	0%	0%	0%
Expected volatility	40%	40%	40%
Risk-free interest rate	2.2%	2.2%	0.9%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$25.00 - $25.00	71,980	6.16	$25.00	71,980	$25.00
$28.15 - $37.42	81,306	4.65	$34.79	68,806	$34.31
$39.00 - $39.00	73,500	1.16	$39.00	73,500	$39.00
$39.53 - $42.10	5,209	3.62	$40.17	3,021	$40.20
$42.29 - $42.29	87,668	7.19	$42.29	52,132	$42.29
$42.71 - $44.86	80,258	4.37	$44.12	73,164	$44.23
$45.18 - $54.51	64,228	4.33	$51.79	58,819	$51.54
$57.16 - $57.16	98,800	8.17	$57.16	28,582	$57.16
$58.06 - $58.06	6,450	8.08	$58.06	1,612	$58.06
$58.95 - $60.23	104,320	9.12	$58.98	580	$60.23
$25.00 - $60.23	673,719	5.93	$45.20	432,196	$40.22

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The following table presents unvested restricted stock awards activity for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2011	366,591	$50.52
Granted	854,868	$69.03
Vested	(164,818)	$47.22
Canceled	(35,968)	$61.35
Unvested restricted stock at December 31, 2012	1,020,673	$66.17

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2010, 2011 and 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2010, 2011 and 2012 were approximately $1.5 million, $1.9 million and $2.7 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2010, 2011 and 2012, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s U.K. offices. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2010, 2011 and 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2010, 2011 and 2012 were approximately $160,000, $160,000 and $180,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. There were 56,339 and 46,186 shares available for purchase under the ESPP as of December 31, 2011 and 2012, respectively and approximately 7,800 and 10,153 shares of the Company’s common stock were purchased under the ESPP during 2011 and 2012, respectively.

16.	LEASE RESTRUCTURING CHARGES

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

16.	LEASE RESTRUCTURING CHARGES — (CONTINUED)

Effective October 5, 2012, the Company consolidated its San Francisco, California office with its LoopNet office in San Francisco, California. The consolidation of the facility resulted in a lease restructuring charge of approximately $80,000, which was recorded in general and administrative expense in the fourth quarter of 2012. The fourth quarter lease restructuring charge included amounts for the abandonment of certain lease space as well as the impairment of leasehold improvements totaling approximately $17,000.

On October 24, 2012, the Company entered into an early termination agreement to settle all remaining rent payments due under the lease agreement for one of its offices in Boston, Massachusetts that was consolidated on September 24, 2010. Under the terms of the early termination agreement, the Company made a payment of approximately $121,000 on October 29, 2012 to settle the entire obligation under the lease agreement. The Company recorded the payment as a reduction to the remaining restructuring charge for the Boston office in the fourth quarter of 2012.

The amount of the lease restructuring charges recorded were based upon management’s best estimate of amounts and timing of certain events that are expected to occur in the future. It is possible that the actual outcome of these events may differ from estimates. The Company reassesses the expected cost to complete the consolidation of the facilities at the end of each reporting period and adjusts the restructuring accrual as necessary to reflect any changes. As a result of reassessments due to changes in the Company's assumed sublease income over the remaining lease term, adjustments of approximately $0, $195,000 and $75,000 were recorded for the years ended December 31, 2010, 2011 and 2012, respectively.  Any future changes will be made to the restructuring accrual when any such differences become determinable.

The following table summarizes the amount included in accrued expenses related to these restructuring charges from December 31, 2010 to December 31, 2012 (in thousands):

Lease Restructuring Accrual
Accrual balance at December 31, 2010	$931
Original charge for White Marsh office	959
Rent payments made in 2011	(1,319)
Adjustment for assumed sublease income and accretion in 2011	262
Accrual balance at December 31, 2011	833
Original charge for San Francisco office	63
Adjustment for Boston office	(103)
Rent payments made in 2012	(882)
Adjustment for assumed sublease income and accretion in 2012	121
Accrual balance at December 31, 2012	$32

17.	PURCHASE OF BUILDING

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

The purchase of the building was accounted for as an asset acquisition. The total purchase price of $41.25 million, plus $1.7 million of direct transaction costs was allocated to the building. No other significant assets or liabilities were acquired in this transaction. See Note 18 for further details on the subsequent sale of the building in February 2011.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

18.	SALE OF BUILDING

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

The office lease will expire May 31, 2025. The initial base rent is $38.50 per square foot of occupied space, escalating 2.5% per year commencing June 1, 2011. Minimum lease payments will be approximately $6.1 million, $6.3 million, $6.4 million, $6.6 million and $6.8 million for fiscal years 2013 through 2017, respectively, and a total of $55.8 million from 2018 to the end of the lease term.

The transaction qualified for sale-leaseback accounting under an operating lease as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. The $36.0 million gain on sale has been deferred and is being recorded as a reduction in rent expense over the term of the lease in accordance with the accounting guidance for sale-leaseback transactions. The Company recorded approximately $2.2 million and $2.5 million from the gain on sale for the years ended December 31, 2011 and 2012, respectively. The closing costs incurred in connection with the sale-leaseback agreement were approximately $2.4 million, primarily due to legal costs, broker commissions and transfer costs which were recorded as a reduction to the gain in the first quarter of 2011.

19.	EQUITY OFFERING

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