Form 10-Q
period 2013-03-31
COSTAR GROUP INC
filed 2013-04-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 19, 2013, there were 28,541,165 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$104,033	$68,629
Cost of revenues	33,606	24,334
Gross margin	70,427	44,295

Operating expenses:
Selling and marketing	26,978	15,550
Software development	12,102	5,015
General and administrative	29,820	14,494
Purchase amortization	4,125	634
	73,025	35,693
Income (loss) from operations	(2,598)	8,602
Interest and other income	104	250
Interest and other expense	(1,755)	—
Income (loss) before income taxes	(4,249)	8,852
Income tax expense (benefit), net	(1,839)	3,720
Net income (loss)	$(2,410)	$5,132

Net income (loss) per share — basic	$(0.09)	$0.20
Net income (loss) per share — diluted	$(0.09)	$0.20

Weighted average outstanding shares — basic	27,428	25,128
Weighted average outstanding shares — diluted	27,428	25,528

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(2,410)	$5,132
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,640)	934
Net change in unrealized gain (loss) on investments, net of tax	63	(38)
Total other comprehensive income (loss)	(1,577)	896
Total comprehensive income (loss)	$(3,987)	$6,028

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$167,394	$156,027
Short-term investments	—	37
Accounts receivable, less allowance for doubtful accounts of approximately $2,968 and $2,935 as of March 31, 2013 and December 31, 2012, respectively	24,420	16,392
Deferred income taxes, net	19,201	9,256
Income tax receivable	1,796	5,357
Prepaid expenses and other current assets	9,769	9,560
Debt issuance costs, net	2,885	2,934
Total current assets	225,465	199,563

Long-term investments	21,675	21,662
Property and equipment, net	48,653	46,308
Goodwill	716,569	718,078
Intangibles and other assets, net	163,672	170,632
Deposits and other assets	1,900	2,274
Debt issuance costs, net	5,924	6,622
Total assets	$1,183,858	$1,165,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$17,500
Accounts payable	3,923	6,234
Accrued wages and commissions	14,524	23,831
Accrued expenses	22,595	19,002
Deferred gain on the sale of building	2,523	2,523
Deferred revenue	36,654	32,548
Total current liabilities	97,719	101,638

Long-term debt, less current portion	148,750	153,125
Deferred gain on the sale of building	28,178	28,809
Deferred rent	19,357	17,305
Deferred income taxes, net	36,359	34,071
Income taxes payable	2,844	2,818
Other long-term liabilities	—	1,030
Total liabilities	333,207	338,796

Total stockholders’ equity	850,651	826,343
Total liabilities and stockholders’ equity	$1,183,858	$1,165,139
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(2,410)	$5,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,909	2,144
Amortization	7,257	1,176
Amortization of debt issuance costs	747	—
Excess tax benefit from stock options	(7,305)	(465)
Stock-based compensation expense	17,326	2,187
Deferred income tax expense, net	(7,657)	179
Provision for losses on accounts receivable	321	358
Changes in operating assets and liabilities:
Accounts receivable	(8,380)	(87)
Prepaid expenses and other current assets	(325)	138
Deposits and other assets	322	(141)
Accounts payable and other liabilities	3,587	(5,083)
Deferred revenue	4,316	843
Net cash provided by operating activities	10,708	6,381

Investing activities:
Proceeds from sale and settlement of investments	83	1,245
Purchases of property and equipment and other assets	(4,643)	(3,012)
Net cash used in investing activities	(4,560)	(1,767)

Financing activities:
Payments of long-term debt	(4,375)	—
Payments of debt issuance costs	—	(125)
Payments of deferred consideration	(1,344)	—
Excess tax benefit from stock options	7,305	465
Repurchase of restricted stock to satisfy tax withholding obligations	(3,144)	(1,611)
Proceeds from exercise of stock options and ESPP	6,807	457
Net cash provided by (used in) financing activities	5,249	(814)

Effect of foreign currency exchange rates on cash and cash equivalents	(30)	16
Net increase in cash and cash equivalents	11,367	3,816
Cash and cash equivalents at the beginning of period	156,027	545,280
Cash and cash equivalents at the end of period	$167,394	$549,096
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012, its comprehensive income for the three months ended March 31, 2013 and 2012, and its cash flows for the three months ended March 31, 2013 and 2012. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of future financial results.

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

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2013 and 2012.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustment	$(6,253)	$(4,613)
Accumulated net unrealized loss on investments, net of tax	(1,842)	(1,905)
Total accumulated other comprehensive loss	$(8,095)	$(6,518)

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2013	2012

Net income (loss)	$(2,410)	$5,132
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	27,428	25,128
Effect of dilutive securities:
Stock options and restricted stock	—	400
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	27,428	25,528

Net income (loss) per share — basic	$(0.09)	$0.20
Net income (loss) per share — diluted	$(0.09)	$0.20

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. The Company did not consider the impact of potentially dilutive securities for the three months ended March 31, 2013 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. No potentially dilutive common shares were excluded from the diluted calculation for the three months ended March 31, 2012. Additionally, shares of restricted common stock that vest based on Company performance conditions were not included in the computation of basic or diluted earnings per share.

Stock-Based Compensation

Equity instruments issued in exchange for employee services are accounted for using a fair-value based method, and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Stock-based compensation expense is measured at the grant date of the stock-based awards that vest over set time periods based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on performance, the Company assesses the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

As of March 31, 2013, the Company reassessed the probability of achieving the performance condition associated with the grants of performance-based restricted common stock issued in 2012. Specifically, these shares of performance-based restricted common stock vest upon the Company's achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters; provided, that such performance is achieved by March 31, 2017. Based on the current period performance and recent updated financial forecasts, the Company determined that it was probable that the performance condition for these performance-based restricted common stock awards would be met by the March 31, 2017 forfeiture date. As a result, the Company recorded a total of approximately $11.3 million of stock-based compensation expense for the three months ended March 31, 2013 related to the performance-based restricted common stock, and expects to record an additional estimated unrecognized stock-based compensation expense of approximately $12.4 million during the remainder of 2013 and in 2014.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $6.8 million and $457,000 for the three months ended March 31, 2013 and 2012, respectively. There were approximately $7.3 million and $465,000 of excess tax benefits realized from stock options exercised and restricted stock awards vested for the three months ended March 31, 2013 and 2012, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$1,401	$379
Selling and marketing	1,808	308
Software development	2,431	331
General and administrative	11,686	1,169
Total stock-based compensation	$17,326	$2,187

Options to purchase 146,530 and 7,567 shares were exercised during the three months ended March 31, 2013 and 2012, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $255,000 and $302,000 as of March 31, 2013 and December 31, 2012, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $47,000 for the three months ended March 31, 2013 and 2012, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company had capitalized debt issuance costs of approximately $8.8 million and $9.6 million as of March 31, 2013 and December 31, 2012, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 8 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. The Company amortized debt issuance costs of approximately $747,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In July 2012, the FASB issued authoritative guidance to simplify how companies test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance did not have a material impact on the Company's results of operations or financial position.

In February 2013, the FASB issued authoritative guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires a company to present, either on the consolidated statements of operations or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for financial statements issued for interim and annual periods beginning after December 15, 2012. This guidance did not have a material impact on the Company's results of operations or financial position.

3.	ACQUISITIONS

On April 30, 2012, the Company acquired 100% of the outstanding stock of LoopNet, Inc. (“LoopNet”) pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). LoopNet owns and operates an online marketplace for commercial real estate in the U.S. The online marketplace enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings to find a buyer or tenant. The acquisition combines the research capabilities of the Company with the marketing solutions offered by LoopNet to create expected efficiencies in operations and provide more opportunities for the combined company's customers.

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

The Company recorded no acquisition-related costs for the three months ended March 31, 2013 and recorded approximately $1.2 million in acquisition-related costs for the three months ended March 31, 2012. These costs were directly related to acquiring LoopNet and were expensed as incurred and recorded in general and administrative expense.

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

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Short-term investments consist of government/federal notes and bonds with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year are classified as current in the Company’s condensed consolidated balance sheets because they represent the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”). Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of March 31, 2013 were as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2013 — March 31, 2014	$—
April 1, 2014 — March 31, 2018	606
April 1, 2018 — March 31, 2023	—
After March 31, 2023	21,069
Available-for-sale investments	$21,675

The Company had no realized gains on its investments for each of the three months ended March 31, 2013 and 2012. The Company had no realized losses on its investments for each of the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$164	$(2,006)	$21,675
Available-for-sale investments	$23,517	$164	$(2,006)	$21,675

As of December 31, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise obligations	$37	$—	$—	$37
Auction rate securities	23,567	101	(2,006)	21,662
Available-for-sale investments	$23,604	$101	$(2,006)	$21,699

The unrealized losses on the Company’s investments as of March 31, 2013 and December 31, 2012 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$—	$—	$37	$—
Auction rate securities	21,069	(2,006)	21,119	(2,006)
Investments in an unrealized loss position	$21,069	$(2,006)	$21,156	$(2,006)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2013 and December 31, 2012, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$137,565	$—	$—	$137,565
Money market funds	5,434	—	—	5,434
Commercial paper	24,395	—	—	24,395
Auction rate securities	—	—	21,675	21,675
Total assets measured at fair value	$167,394	$—	$21,675	$189,069
Liabilities:
Deferred consideration	$—	$—	$1,086	$1,086
Total liabilities measured at fair value	$—	$—	$1,086	$1,086

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The Company’s Level 2 assets consist of government-sponsored enterprise obligations, which do not have directly observable quoted prices in active markets. The Company’s Level 2 assets are valued using matrix pricing.

The Company’s Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$21,662	$24,584
Change in unrealized gain included in accumulated other comprehensive loss	63	—
Settlements	(50)	(50)
Balance at end of period	$21,675	$24,534

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2013 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Change in unrealized gain included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Change in unrealized gain included in accumulated other comprehensive loss	63
Settlements	(50)
Balance at March 31, 2013	$21,675

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2013, the Company held ARS with $24.3 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2013.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS as of March 31, 2013 and December 31, 2012 was approximately 5.1%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of March 31, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.8 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of March 31, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $1.1 million as of March 31, 2013 and included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of March 31, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of March 31, 2013 of approximately $344,000. On March 28, 2013, the Company made a payment of $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones and a payment of approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$2,304	$—
Accretion for period	126	—
Payments made during period	(1,344)	—
Balance at end of period	$1,086	$—

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2011 to March 31, 2013 (in thousands):

Deferred Consideration
Balance at December 31, 2011	$—
Deferred consideration upon acquisition	2,011
Accretion for 2012	293
Balance at December 31, 2012	2,304
Accretion from January 1, 2013 – March 31, 2013	126
Payments made from January 1, 2013 – March 31, 2013	(1,344)
Balance at March 31, 2013	$1,086

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities. The assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of March 31, 2013 and December 31, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2011	$67,465	$24,319	$91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	1,120	1,120
Goodwill, December 31, 2012	692,639	25,439	718,078
Effect of foreign currency translation	—	(1,509)	(1,509)
Goodwill, March 31, 2013	$692,639	$23,930	$716,569

The Company recorded goodwill of approximately $625.2 million in connection with the April 2012 acquisition of LoopNet.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2013	December 31, 2012	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,885)	(1,838)
Capitalized product development cost, net	255	302

Building photography	12,800	12,474	5
Accumulated amortization	(11,648)	(11,639)
Building photography, net	1,152	835

Acquired database technology	77,209	77,328	5
Accumulated amortization	(32,452)	(29,673)
Acquired database technology, net	44,757	47,655

Acquired customer base	129,865	130,683	10
Accumulated amortization	(62,625)	(59,218)
Acquired customer base, net	67,240	71,465

Acquired trade names and other (1)	59,014	59,255	7
Accumulated amortization	(8,746)	(8,880)
Acquired trade names and other, net	50,268	50,375

Intangibles and other assets, net	$163,672	$170,632

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

8.	LONG-TERM DEBT

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds, together with net proceeds from the Company's equity offering conducted in June 2011, to pay a portion of the merger consideration and transaction costs related to the LoopNet merger. The carrying value of the term loan facility approximates fair value and can be estimated through unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at the origination.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuances of letters of credit. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the Credit Agreement are guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions.

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants were effective beginning with the first full fiscal quarter commencing after the closing date, which was the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. The Company was in compliance with the covenants in the Credit Agreement as of March 31, 2013.

Commencing with the fiscal year ended December 31, 2012, the Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The repayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This repayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2012, the Company was not required to make an Excess Cash Flow payment.

In connection with obtaining the facility, the Company incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of March 31, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $0 for the three months ended March 31, 2013 and 2012, respectively. Interest expense included amortized debt issuance costs of approximately $747,000 and $0 for the three months ended March 31, 2013 and 2012, respectively. Total interest paid for the term loan facility was approximately $1.4 million and $0 for the three months ended March 31, 2013 and 2012, respectively.

9.	INCOME TAXES

The income tax provision for the three months ended March 31, 2013 and 2012 reflects an effective tax rate of approximately 43% and 42%, respectively.

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

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement. As of March 31, 2013, the plaintiffs have not appealed the ruling or indicated to the defendants that they intend to proceed with litigating the case.

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of LoopNet's technology licensors. At this time, the Company cannot predict the outcome of either case involving Civix, but the Company intends to vigorously defend itself against Civix's claims.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant® and FOCUS™ services. CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant are generally sold as a suite of similar services and through the Company's mobile application, CoStarGo®, and comprise the Company's primary service offering in the U.S. operating segment. FOCUS is the Company's primary service offering in the International operating segment. Additionally, the Company introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company's net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company's operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consist of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
United States	$99,296	$63,985
International
External customers	4,737	4,644
Intersegment revenue	116	343
Total international revenue	4,853	4,987
Intersegment eliminations	(116)	(343)
Total revenues	$104,033	$68,629

EBITDA
United States	$9,286	$13,225
International	(1,718)	(1,303)
Total EBITDA	$7,568	$11,922

Reconciliation of EBITDA to net income (loss)
EBITDA	$7,568	$11,922
Purchase amortization in cost of revenues	(3,027)	(422)
Purchase amortization in operating expenses	(4,125)	(634)
Depreciation and other amortization	(3,014)	(2,264)
Interest income	104	250
Interest expense	(1,755)	—
Income tax benefit (expense), net	1,839	(3,720)
Net income (loss)	$(2,410)	$5,132

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

International EBITDA includes a corporate allocation of approximately $100,000 and $800,000 for the three months ended March 31, 2013 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net
United States	$45,368	$42,480
International	3,285	3,828
Total property and equipment, net	$48,653	$46,308

Goodwill
United States	$692,639	$692,639
International	23,930	25,439
Total goodwill	$716,569	$718,078

Assets
United States	$1,238,341	$1,215,949
International	39,260	40,933
Total operating segment assets	$1,277,601	$1,256,882

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,277,601	$1,256,882
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(75,399)	(73,399)
Total assets	$1,183,858	$1,165,139

Liabilities
United States	$329,954	$335,855
International	68,972	70,108
Total operating segment liabilities	$398,926	$405,963

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$398,926	$405,963
Intersegment payables	(65,719)	(67,167)
Total liabilities	$333,207	$338,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and marketing services to the commercial real estate industry in the United States ("U.S.") and the United Kingdom ("U.K.") based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, tenant information, information about properties for sale, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news.

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

For example, we are currently developing and expect to introduce to customers in the near future upgrades to our suite of online service offerings – CoStar Property Professional®, CoStar Tenant® and CoStar COMPS Professional®. These upgrades are expected to include improvements to the search functionality as well as improvements to the reporting capabilities of the system. We also plan to introduce improvements to property type specific searches included as part of CoStar Property Professional.

We continue to improve our mobile application, CoStarGo®, which was launched in the U.S. on August 15, 2011 and introduced in the U.K. on November 5, 2012. CoStarGo is our iPad application that integrates and provides mobile access to subscribers of our comprehensive property, tenant and comparable sales information from our suite of online service offerings - CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. Planned improvements for CoStarGo include a multifamily search function and enhanced analytic capabilities.

We are also integrating, developing and cross-selling the services offered by the companies we acquired most recently, including LoopNet, Virtual Premise, Resolve Technology and PPR. In some cases, when integrating and coordinating our services and assessing industry needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that overlaps or is redundant with other services we offer. Our sales and marketing efforts are and will continue to be focused on cross-selling and marketing our services. For example, after the acquisition of LoopNet, we launched a sales and marketing campaign directed at cross-selling CoStar's information services to LoopNet customers and cross-selling LoopNet's marketing services to CoStar customers. We incurred increased expenses associated with this marketing and sales campaign in 2012 and during the first quarter of 2013 and expect to continue to incur increased expenses in connection with this marketing and sales campaign through 2013. We anticipate that these initiatives will position the company for revenue growth in 2013 and beyond. Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase; however our revenues have also increased as a result of these acquisitions, due to revenue from the acquired businesses, as well as our ability to take advantage of cross-selling opportunities among the customers of CoStar and the acquired companies.

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

In addition, we intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment and to integrate our international operations more fully with those in the U.S. In furtherance of those initiatives, we introduced a consistent international platform of service offerings in the U.K. during the fourth quarter of 2012, consisting of CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. We believe the product launch was well received and a significant marketing and sales effort is currently in progress. Previously, as part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012. We expect that development expenses incurred by the International segment will decrease in 2013.

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

We intend to continue to assess any plans for additional investments in our business, in addition to the plans discussed above to continue to develop and distribute new services within our current platform. Any future product development or expansion of services, combination and coordination of services or elimination of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2013 and providing substantial cash flow for our business, it is possible that any new investments or changes to our service offerings could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

While, as discussed above, we expect current service offerings to remain profitable, providing substantial cash flow for our business, the costs associated with the integration of CoStar and LoopNet's businesses could reduce our profitability.

Market Conditions

In general, the current economic recovery has been slower than past economic recoveries. Job growth, in particular, has recovered more slowly than in past economic recoveries, and as a result the improvement in the commercial real estate industry has been slower, especially with respect to the rental growth rate. Continuing risks related to lower-than-expected job growth, government fiscal challenges, and uncertainty over U.S. and global economic issues may impede the ability and willingness of clients to purchase services from us or result in reductions of services purchased. Additionally, since many of our clients use debt to finance a portion of their real estate purchases, material changes in interest rates and risk premiums could harm our clients, especially if the change was relatively rapid and unexpected.

As is typical of this point in the economic cycle, the business operations of some of our clients continue to be negatively affected by challenging economic conditions, resulting at times in business consolidations and in some circumstances, business failure.  If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at reduced rates. We compete against many other commercial real estate information, analytics, and marketing service providers for business. If customers choose to cancel our services for cost-cutting or other reasons, our revenue could decline.

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

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved grants of restricted common stock to our executive officers that vest based on the achievement of CoStar performance conditions. Specifically, these shares of performance-based restricted common stock vest upon our achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of CoStar. In May and December of 2012, we granted additional shares of restricted common stock that vest based on the achievement of the same performance conditions to other employees. We granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. All of the awards were made under the CoStar Group, Inc. 2007 Stock Incentive Plan and pursuant to our standard form of restricted stock grant agreement.

As of March 31, 2013, we determined that it was probable that the performance condition would be met by the March 31, 2017 forfeiture date. As a result, we recorded a total of approximately $11.3 million of stock-based compensation expense for the three months ended March 31, 2013 related to the performance-based restricted common stock, and expects to record an additional estimated unrecognized stock-based compensation expense of approximately $12.4 million during the remainder of 2013 and in 2014.

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant, and FOCUS services. CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment. FOCUS is our primary service offering in our International operating segment. Additionally we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012.

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

For the twelve months ended March 31, 2013 and 2012, our contract renewal rate for existing CoStar subscription-based services was approximately 94% and 93%, respectively, and therefore our cancellation rate for those services was approximately 6% and 7%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS as of March 31, 2013 and December 31, 2012 was approximately 5.1%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2013, we determined there was a decline in the fair value of our ARS investments of approximately $1.8 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2013. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method, and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2013. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2012, that in 2013 the expenses for our International reporting unit will decrease upon the completion of our initiatives to upgrade the platform of services and expand the coverage of our service offerings within our International segment by the end of 2012. Additionally, our assumptions regarding the future financial performance of the International reporting unit reflect our expectation that revenues will increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as "non-GAAP EPS"). EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 25 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and marketing services, which has included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•
Purchase amortization in cost of revenues, purchase amortization in operating expenses, depreciation and other amortization, interest income, interest expense, and income tax expense (benefit) as previously described above with respect to the calculation of EBITDA.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2012 and 2013, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income (loss) per diluted share.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(2,410)	$5,132
Purchase amortization in cost of revenues	3,027	422
Purchase amortization in operating expenses	4,125	634
Depreciation and other amortization	3,014	2,264
Interest income	(104)	(250)
Interest expense	1,755	—
Income tax expense (benefit), net	(1,839)	3,720
EBITDA	$7,568	$11,922

Cash flows provided by (used in)
Operating activities	$10,708	$6,381
Investing activities	(4,560)	(1,767)
Financing activities	5,249	(814)

Comparison of Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

Revenues. Revenues increased to $104.0 million for the three months ended March 31, 2013, from $68.6 million for the three months ended March 31, 2012. The $35.4 million increase was primarily attributable to additional revenue of approximately $25.9 million from our April 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $70.4 million for the three months ended March 31, 2013, from $44.3 million for the three months ended March 31, 2012. The gross margin percentage increased to 67.7% for the three months ended March 31, 2013, from 64.5% for the three months ended March 31, 2012. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $33.6 million for the three months ended March 31, 2013, from $24.3 million for the three months ended March 31, 2012. The increase in the cost of revenues was principally due to the additional cost of revenues from our April 2012 acquisition of LoopNet.

Selling and Marketing Expenses. Selling and marketing expenses increased to $27.0 million for the three months ended March 31, 2013, from $15.6 million for the three months ended March 31, 2012, and increased as a percentage of revenues to 25.9% for the three months ended March 31, 2013, compared to 22.7% for the three months ended March 31, 2012. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 2012 acquisition of LoopNet.

Software Development Expenses. Software development expenses increased to $12.1 million for the three months ended March 31, 2013, from $5.0 million for the three months ended March 31, 2012, and increased as a percentage of revenues to 11.6% for the three months ended March 31, 2013, compared to 7.3% for the three months ended March 31, 2012. The increase in the amount and percentage of software development expenses was primarily due to the additional software development expenses from our April 2012 acquisition of LoopNet.

General and Administrative Expenses. General and administrative expenses increased to $29.8 million for the three months ended March 31, 2013, from $14.5 million for the three months ended March 31, 2012, and increased as a percentage of revenues to 28.7% for the three months ended March 31, 2013, compared to 21.1% for the three months ended March 31, 2012. The increase in the amount and percentage of general and administrative expenses was primarily due to an increase of stock-based compensation expense of approximately $15.1 million, a majority of which was recorded in general and administrative expenses and related to the performance-based restricted common stock awards that were granted in 2012.

Purchase Amortization. Purchase amortization increased to approximately $4.1 million for the three months ended March 31, 2013, compared to approximately $634,000 for the three months ended March 31, 2012, and increased as a percentage of revenue to 4.0% for the three months ended March 31, 2013, compared to 0.9% for the three months ended March 31, 2012. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $104,000 for the three months ended March 31, 2013 compared to approximately $250,000 for the three months ended March 31, 2012. The decrease was primarily due to our lower cash and cash equivalent balance as of March 31, 2013 resulting from the net cash paid for our April 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to approximately $1.8 million for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012. The increase was due to the interest expense incurred for the three months ended March 31, 2013 for the term loan facility used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense (Benefit), net. Income tax expense (benefit), net changed to a $1.8 million income tax benefit for the three months ended March 31, 2013, from a $3.7 million income tax expense for the three months ended March 31, 2012. This change was primarily due to lower income before income taxes.

Comparison of Business Segment Results for Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

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

Segment Revenues. CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $99.3 million for the three months ended March 31, 2013, from $64.0 million for the three months ended March 31, 2012. This increase in U.S. revenue was primarily due to the additional revenue of approximately $25.9 million from our April 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012. International revenues slightly increased to $4.7 million for the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012. Intersegment revenue decreased to approximately $116,000 for the three months ended March 31, 2013, compared to approximately $343,000 for the three months ended March 31, 2012. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA decreased to $9.3 million for the three months ended March 31, 2013, from $13.2 million for the three months ended March 31, 2012. The decrease in U.S. EBITDA resulted primarily from an increase in personnel costs, including the stock-based compensation expense we recorded in connection with the performance-based grants of restricted common stock, partially offset by an increase in revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. International EBITDA decreased to a higher loss of approximately $1.7 million for the three months ended March 31, 2013, from a loss of approximately $1.3 million for the three months ended March 31, 2012. This higher loss was primarily due to an increase in personnel costs. International EBITDA includes a corporate allocation of approximately $100,000 and $800,000 for each of the three months ended March 31, 2013 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in international management and expansion activities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $167.4 million as of March 31, 2013 compared to cash, cash equivalents and short-term investments of $156.1 million as of December 31, 2012. The increase in cash and cash equivalents for the three months ended March 31, 2013 was primarily due to net cash provided by operating activities of approximately $10.7 million.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $10.7 million compared to approximately $6.4 million for the three months ended March 31, 2012. This $4.3 million increase in net cash provided by operating activities was primarily due to a net increase of approximately $3.9 million in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $4.6 million compared to approximately $1.8 million for the three months ended March 31, 2012. This $2.8 million increase in net cash used in investing activities was primarily due to an increase of approximately $1.6 million for purchases of property and equipment and other assets related to the build out of leased office space. Additionally, there was a decrease of approximately $1.2 million of proceeds from the sale and settlement of investments resulting from the settlement of short-term investments during the three months ended March 31, 2012 that did not occur during the three months ended March 31, 2013.

Net cash provided by financing activities was approximately $5.2 million for the three months ended March 31, 2013, compared to net cash used in financing activities of approximately $814,000 for the three months ended March 31, 2012. This $6.1 million change was primarily due to a $6.4 million increase in proceeds from exercises of stock options and a $6.8 million increase in excess tax benefits realized from stock option and award exercises. These increases were partially offset by payments of debt totaling $4.4 million and payments of deferred consideration totaling $1.3 million for the three months ended March 31, 2013 which did not occur in the three months ended March 31, 2012. The payments of deferred consideration were made to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") and Reaction Corp. ("Reaction Web") based on the achievement of financial and operational milestones.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the three months ended March 31, 2013, we incurred capital expenditures of approximately $4.6 million. We expect to make aggregate capital expenditures in 2013 of approximately $20.0 million to $25.0 million, primarily related to the build out of leased office space.

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

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. We made principal payments of approximately $4.4 million and $0 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, maturities of our borrowings under the Credit Agreement for each of the next five years ended March 31, 2014 to 2018, are $17.5 million, $26.3 million, $35.0 million, $70.0 million and $17.5 million, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.25 to 1.00 during the first two full fiscal quarters after the closing date, 3.00 to 1.00 during the third and fourth full fiscal quarters after the closing date, 2.75 to 1.00 during the period from the fifth to the eighth full fiscal quarters after the closing date and 2.50 to 1.00 thereafter. These financial covenants were effective beginning with the first full fiscal quarter commencing after the closing date which was the third quarter of 2012. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. We were in compliance with the covenants in the Credit Agreement as of March 31, 2013.

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

In connection with obtaining the term loan facility, we incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of March 31, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $0 for the three months ended March 31, 2013 and 2012, respectively. Interest expense included amortized debt issuance costs of approximately $747,000 and $0 for the three months ended March 31, 2013 and 2012, respectively. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. Total interest paid for the term loan facility was approximately $1.4 million and $0 for the three months ended March 31, 2013 and 2012, respectively.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2013, we had $24.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. We filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, we filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, we amended our complaint against Civix to assert an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of our technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against CoStar on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of LoopNet's technology licensors. At this time, we cannot predict the outcome of either case involving Civix, but we intend to vigorously defend ourself against Civix's claims.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2012, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2013 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, the anticipated benefits of the LoopNet merger, the timing of future payments of principal under our Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in our Credit Agreement, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, financing plans, geographic expansion, product development and release, product integrations, elimination and de-emphasizing of services, acquisitions, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; business disruption relating to the LoopNet integration may be greater than expected; the amount of investment for the sales and marketing campaign to cross-sell services to CoStar and LoopNet subscribers, investments to launch CoStar Suite and CoStarGo in the U.K., and/or the amount of investment in CoStarGo or other marketing initiatives may be higher than expected; the amount of investment for development and expansion of services for the International segment may be higher than expected; development of upgraded services and expansion of service offerings in the International segment may take longer than anticipated; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or markets by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2013, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $6.3 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2013. As of March 31, 2013, we had $167.4 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2013, we had $166.3 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of March 31, 2013, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of March 31, 2013, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2013, auctions for $24.3 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2013, we determined that there was a decline in the fair value of our ARS investments of approximately $1.8 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $880.2 million in intangible assets as of March 31, 2013. As of March 31, 2013, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	1,299		$93.78	—	—
February 1 through February 28	9,077		95.87	—	—
March 1 through March 31	20,994		102.50	—	—
Total	31,370	(1)	$100.22	—	—

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

COSTAR GROUP, INC.
Date:	April 25, 2013	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
*101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

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