Form 10-Q
period 2013-06-30
COSTAR GROUP INC
filed 2013-07-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, there were 28,624,794 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$108,999	$85,223	$213,032	$153,852
Cost of revenues	32,101	28,172	65,707	52,506
Gross margin	76,898	57,051	147,325	101,346

Operating expenses:
Selling and marketing	23,536	20,016	50,514	35,566
Software development	11,488	7,977	23,590	12,992
General and administrative	22,697	25,491	52,517	39,985
Purchase amortization	3,894	3,580	8,019	4,214
	61,615	57,064	134,640	92,757
Income (loss) from operations	15,283	(13)	12,685	8,589
Interest and other income	83	131	187	381
Interest and other expense	(1,758)	(1,200)	(3,513)	(1,200)
Income (loss) before income taxes	13,608	(1,082)	9,359	7,770
Income tax expense, net	5,315	5,628	3,476	9,348
Net income (loss)	$8,293	$(6,710)	$5,883	$(1,578)

Net income (loss) per share — basic	$0.30	$(0.25)	$0.21	$(0.06)
Net income (loss) per share — diluted	$0.29	$(0.25)	$0.21	$(0.06)

Weighted average outstanding shares — basic	27,636	26,465	27,532	25,797
Weighted average outstanding shares — diluted	28,168	26,465	28,032	25,797

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$8,293	$(6,710)	$5,883	$(1,578)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8	(662)	(1,632)	272
Net change in unrealized gain (loss) on investments, net of tax	—	(17)	63	(55)
Total other comprehensive income (loss)	8	(679)	(1,569)	217
Total comprehensive income (loss)	$8,301	$(7,389)	$4,314	$(1,361)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$190,101	$156,027
Short-term investments	—	37
Accounts receivable, less allowance for doubtful accounts of approximately $3,151 and $2,935 as of June 30, 2013 and December 31, 2012, respectively	24,808	16,392
Deferred income taxes, net	16,721	9,256
Income tax receivable	1,796	5,357
Prepaid expenses and other current assets	8,452	9,560
Debt issuance costs, net	2,820	2,934
Total current assets	244,698	199,563

Long-term investments	21,675	21,662
Property and equipment, net	49,693	46,308
Goodwill	716,580	718,078
Intangibles and other assets, net	157,126	170,632
Deposits and other assets	2,023	2,274
Debt issuance costs, net	5,223	6,622
Total assets	$1,197,018	$1,165,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,688	$17,500
Accounts payable	4,450	6,234
Accrued wages and commissions	18,686	23,831
Accrued expenses	23,322	19,002
Deferred gain on the sale of building	2,523	2,523
Deferred revenue	34,066	32,548
Total current liabilities	102,735	101,638

Long-term debt, less current portion	142,187	153,125
Deferred gain on the sale of building	27,548	28,809
Deferred rent	19,670	17,305
Deferred income taxes, net	35,417	34,071
Income taxes payable	2,865	2,818
Other long-term liabilities	—	1,030
Total liabilities	330,422	338,796

Total stockholders’ equity	866,596	826,343
Total liabilities and stockholders’ equity	$1,197,018	$1,165,139
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$5,883	$(1,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,917	4,472
Amortization	14,298	7,032
Amortization of debt issuance costs	1,513	472
Excess tax benefit from stock-based compensation	(9,750)	—
Stock-based compensation expense	24,482	4,928
Deferred income tax expense (benefit), net	(6,119)	8,530
Provision for losses on accounts receivable	1,043	975
Changes in operating assets and liabilities:
Accounts receivable	(9,485)	(1,329)
Prepaid expenses and other current assets	990	(1,630)
Deposits and other assets	199	1,236
Accounts payable and other liabilities	10,868	5,502
Deferred revenue	1,728	1,968
Net cash provided by operating activities	41,567	30,578

Investing activities:
Proceeds from sale and settlement of investments	78	10,468
Purchases of property and equipment and other assets	(8,912)	(6,117)
Acquisitions, net of cash acquired	—	(640,929)
Net cash used in investing activities	(8,834)	(636,578)

Financing activities:
Proceeds from long-term debt	—	175,000
Payments of long-term debt	(8,750)	(2,187)
Payments of debt issuance costs	—	(11,546)
Payments of deferred consideration	(1,344)	—
Excess tax benefit from stock-based compensation	9,750	—
Repurchase of restricted stock to satisfy tax withholding obligations	(7,204)	(2,240)
Proceeds from exercise of stock options and ESPP	8,909	5,032
Net cash provided by financing activities	1,361	164,059

Effect of foreign currency exchange rates on cash and cash equivalents	(20)	(1)
Net increase (decrease) in cash and cash equivalents	34,074	(441,942)
Cash and cash equivalents at the beginning of period	156,027	545,280
Cash and cash equivalents at the end of period	$190,101	$103,338
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2013, the results of its operations for the three and six months ended June 30, 2013 and 2012, its comprehensive income for the three and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts in the condensed consolidated statements of operations and condensed consolidated statements of cash flows have been reclassified to conform to the Company’s current presentation.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2013 and 2012.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustment	$(6,245)	$(4,613)
Accumulated net unrealized loss on investments, net of tax	(1,842)	(1,905)
Total accumulated other comprehensive loss	$(8,087)	$(6,518)

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2013	2012	2013	2012

Net income (loss)	$8,293	$(6,710)	$5,883	$(1,578)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	27,636	26,465	27,532	25,797
Effect of dilutive securities:
Stock options and restricted stock	532	—	500	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	28,168	26,465	28,032	25,797

Net income (loss) per share — basic	$0.30	$(0.25)	$0.21	$(0.06)
Net income (loss) per share — diluted	$0.29	$(0.25)	$0.21	$(0.06)

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. Additionally, shares of restricted common stock that vest based on Company performance conditions were not included in the computation of basic or diluted earnings per share. Other than the shares of restricted common stock that vest based on Company performance conditions, no other potential common shares were excluded from the diluted calculation for the three and six months ended June 30, 2013 and 2012.

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company's achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017. As of June 30, 2013, the Company reassessed the probability of achieving this performance condition and determined that it was still probable that the performance condition for these awards would be met by the March 31, 2017 forfeiture date. As a result, the Company recorded a total of approximately $3.1 million and $0 of stock-based compensation expense related to the performance-based restricted common stock for the three months ended June 30, 2013 and 2012, respectively. The Company recorded approximately $14.4 million and $0 of stock-based compensation expense related to the performance-based restricted common stock for the six months ended June 30, 2013 and 2012, respectively. The Company expects to record an additional estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock of approximately $9.3 million during the remainder of 2013 and in 2014.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $2.1 million and $4.6 million for the three months ended June 30, 2013 and 2012, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $8.9 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. The Company recorded an increase of approximately $2.4 million of excess tax benefits realized from stock options exercised and restricted stock awards vested for the three months ended June 30, 2013 compared to a reduction of approximately $465,000 to its realized excess tax benefit from stock options exercised and restricted stock awards vested for the three months ended June 30, 2012. There were approximately $9.8 million and $0 of excess tax benefits realized from stock options exercised and restricted stock awards vested for the six months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$891	$556	$2,292	$935
Selling and marketing	1,011	530	2,819	838
Software development	1,400	425	3,831	756
General and administrative	3,854	1,230	15,540	2,399
Total stock-based compensation	$7,156	$2,741	$24,482	$4,928

Options to purchase 43,509 and 140,273 shares were exercised during the three months ended June 30, 2013 and 2012, respectively. Options to purchase 190,039 and 147,840 shares were exercised during the six months ended June 30, 2013 and 2012, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $207,000 and $302,000 as of June 30, 2013 and December 31, 2012, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $48,000 for each of the three months ended June 30, 2013 and 2012. The Company amortized capitalized product development costs of approximately $95,000 for each of the six months ended June 30, 2013 and 2012.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company had capitalized debt issuance costs of approximately $8.0 million and $9.6 million as of June 30, 2013 and December 31, 2012, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 8 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. The Company amortized debt issuance costs of approximately $766,000 and $472,000 for the three months ended June 30, 2013 and 2012, respectively. The Company amortized debt issuance costs of approximately $1.5 million and $472,000 for the six months ended June 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify how companies test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance did not have a material impact on the Company's results of operations or financial position.

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

As a result of the LoopNet acquisition, the Company recorded $0 and $4.0 million in acquisition-related costs for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $0 and $5.2 million in acquisition-related costs for the six months ended June 30, 2013 and 2012, respectively. These costs were directly related to acquiring LoopNet and were expensed as incurred and recorded in general and administrative expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

Prior to completion of the LoopNet acquisition, on April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order in connection with the LoopNet merger that was previously agreed to by the Company and LoopNet. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, required, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent, Inc. (“Xceligent”). On March 28, 2012, the Company and LoopNet entered into an agreement to sell LoopNet's interest in Xceligent to DMG Information, Inc. (“DMGI”). The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. The Company received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and resulted in no gain on the sale of the investment.

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2013 were as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2013 — June 30, 2014	$—
July 1, 2014 — June 30, 2018	606
July 1, 2018 — June 30, 2023	—
After June 30, 2023	21,069
Available-for-sale investments	$21,675

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2013 and 2012. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of June 30, 2013 and December 31, 2012 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$—	$—	$37	$—
Auction rate securities	21,069	(2,006)	21,119	(2,006)
Investments in an unrealized loss position	$21,069	$(2,006)	$21,156	$(2,006)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2013 and December 31, 2012, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$101,583	$—	$—	$101,583
Money market funds	54,153	—	—	54,153
Commercial paper	34,365	—	—	34,365
Auction rate securities	—	—	21,675	21,675
Total assets measured at fair value	$190,101	$—	$21,675	$211,776
Liabilities:
Deferred consideration	$—	$—	$1,146	$1,146
Total liabilities measured at fair value	$—	$—	$1,146	$1,146

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$21,675	$24,534	$21,662	$24,584
Auction rate securities upon acquisition	—	442	—	442
Change in unrealized gain included in accumulated other comprehensive loss	—	—	63	—
Settlements	—	—	(50)	(50)
Balance at end of period	$21,675	$24,976	$21,675	$24,976

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2013 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Change in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Change in unrealized gain included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Change in unrealized gain included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Change in unrealized gain included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Change in unrealized gain included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Change in unrealized gain included in accumulated other comprehensive loss	63
Settlements	(50)
Balance at June 30, 2013	$21,675

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2013, the Company held ARS with $24.3 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2013.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS as of June 30, 2013 and December 31, 2012 was approximately 5.3% and 5.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of June 30, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.8 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of June 30, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $1.1 million as of June 30, 2013 and included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of June 30, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of June 30, 2013 of approximately $344,000. On March 28, 2013, the Company made a payment of $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2012 and a payment of approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2012.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,086	$—	$2,304	$—
Deferred consideration upon acquisition	—	2,011	—	2,011
Accretion for period	60	61	186	61
Payments made during period	—	—	(1,344)	—
Balance at end of period	$1,146	$2,072	$1,146	$2,072

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2011 to June 30, 2013 (in thousands):

Deferred Consideration
Balance at December 31, 2011	$—
Deferred consideration upon acquisition	2,011
Accretion for 2012	293
Balance at December 31, 2012	2,304
Accretion from January 1, 2013 – March 31, 2013	126
Payments made from January 1, 2013 – March 31, 2013	(1,344)
Balance at March 31, 2013	1,086
Accretion from April 1, 2013 – June 30, 2013	60
Balance at June 30, 2013	$1,146

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

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of June 30, 2013 and December 31, 2012 was approximately 23.5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the deferred consideration.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2011	$67,465	$24,319	$91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	1,120	1,120
Goodwill, December 31, 2012	692,639	25,439	718,078
Effect of foreign currency translation	—	(1,498)	(1,498)
Goodwill, June 30, 2013	$692,639	$23,941	$716,580

The Company recorded goodwill of approximately $625.2 million in connection with the April 30, 2012 acquisition of LoopNet.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2013	December 31, 2012	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,933)	(1,838)
Capitalized product development cost, net	207	302

Building photography	13,132	12,474	5
Accumulated amortization	(11,605)	(11,639)
Building photography, net	1,527	835

Acquired database technology	77,210	77,328	5
Accumulated amortization	(35,346)	(29,673)
Acquired database technology, net	41,864	47,655

Acquired customer base	129,870	130,683	10
Accumulated amortization	(66,576)	(59,218)
Acquired customer base, net	63,294	71,465

Acquired trade names and other (1)	59,016	59,255	7
Accumulated amortization	(8,782)	(8,880)
Acquired trade names and other, net	50,234	50,375

Intangibles and other assets, net	$157,126	$170,632

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

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.00 to 1.00 during the three months ended June 30, 2013; 2.75 to 1.00 during each of the three months ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. The Company was in compliance with the covenants in the Credit Agreement as of June 30, 2013.

Commencing with the fiscal year ended December 31, 2012, the Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2012, the Company was not required to make an Excess Cash Flow payment.

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

As of June 30, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense included amortized debt issuance costs of approximately $766,000 and $472,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $472,000 for the six months ended June 30, 2013 and 2012, respectively. Total interest paid for the term loan facility was approximately $661,000 and $727,000 for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $727,000 for the six months ended June 30, 2013 and 2012, respectively.

9.	INCOME TAXES

The income tax provision for the six months ended June 30, 2013 and 2012 reflects an effective tax rate of approximately 37% and 120%, respectively. The higher effective tax rate for the six months ended June 30, 2012 was primarily due to costs related to the LoopNet acquisition that reduced income from operations but were not deductible for tax purposes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	INCOME TAXES — (CONTINUED)

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

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger does not maximize value to LoopNet stockholders, (iii) LoopNet and the Company have made incomplete or materially misleading disclosures about the proposed transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties have stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement, and the Court has rescheduled the show cause hearing for October 8, 2013.

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois has issued a schedule providing for discovery in this case through July 2013, and a hearing on the interpretation of the patent in September 2013, but no trial date has been set. At this time, the Company cannot predict the outcome of either case involving Civix, but the Company intends to vigorously defend itself against Civix's claims.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
United States	$104,236	$80,468	$203,532	$144,453
International
External customers	4,763	4,755	9,500	9,399
Intersegment revenue	30	423	146	766
Total international revenue	4,793	5,178	9,646	10,165
Intersegment eliminations	(30)	(423)	(146)	(766)
Total revenues	$108,999	$85,223	$213,032	$153,852

EBITDA
United States	$26,468	$10,389	$35,754	$23,614
International	(1,136)	(2,218)	(2,854)	(3,521)
Total EBITDA	$25,332	$8,171	$32,900	$20,093

Reconciliation of EBITDA to net income (loss)
EBITDA	$25,332	$8,171	$32,900	$20,093
Purchase amortization in cost of revenues	(3,026)	(2,158)	(6,053)	(2,580)
Purchase amortization in operating expenses	(3,894)	(3,580)	(8,019)	(4,214)
Depreciation and other amortization	(3,129)	(2,446)	(6,143)	(4,710)
Interest income	83	131	187	381
Interest expense	(1,758)	(1,200)	(3,513)	(1,200)
Income tax expense, net	(5,315)	(5,628)	(3,476)	(9,348)
Net income (loss)	$8,293	$(6,710)	$5,883	$(1,578)

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

International EBITDA includes a corporate allocation of approximately $100,000 and $1.4 million for the three months ended June 30, 2013 and 2012, respectively. International EBITDA includes a corporate allocation of approximately $200,000 and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company's International operating segment.

U.S. EBITDA includes an allocation of approximately $300,000 and $0 for the three months ended June 30, 2013 and 2012, respectively. U.S. EBITDA includes an allocation of approximately $300,000 and $0 for the six months ended June 30, 2013 and 2012, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net
United States	$46,832	$42,480
International	2,861	3,828
Total property and equipment, net	$49,693	$46,308

Goodwill
United States	$692,639	$692,639
International	23,941	25,439
Total goodwill	$716,580	$718,078

Assets
United States	$1,253,565	$1,215,949
International	39,396	40,933
Total operating segment assets	$1,292,961	$1,256,882

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,292,961	$1,256,882
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(77,599)	(73,399)
Total assets	$1,197,018	$1,165,139

Liabilities
United States	$327,470	$335,855
International	70,882	70,108
Total operating segment liabilities	$398,352	$405,963

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$398,352	$405,963
Intersegment payables	(67,930)	(67,167)
Total liabilities	$330,422	$338,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For example, we are currently developing and expect to introduce to customers in the near future upgrades to our suite of online service offerings – CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant®. These upgrades are expected to include improvements to the search functionality as well as improvements to the reporting capabilities of the system. We also plan to introduce improvements to property type specific searches included as part of CoStar Property Professional.

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

We continue to integrate, develop and cross-sell the services offered by the companies we acquired most recently, including LoopNet, Virtual Premise, Resolve Technology and PPR. In some cases, when integrating and coordinating our services and assessing industry needs, we may decide, or may have previously decided, to combine, shift focus from, de-emphasize, phase out, or eliminate a service that overlaps or is redundant with other services we offer. Our sales and marketing efforts have been and will continue to be focused on cross-selling and marketing our services. For example, after the acquisition of LoopNet, we launched a sales and marketing campaign directed at cross-selling CoStar's information services to LoopNet customers and cross-selling LoopNet's marketing services to CoStar customers. As a result of the cross selling of each company's complementary services, we began to achieve increased revenue synergies in 2013. We incurred increased expenses associated with the marketing and sales campaign in 2012 and during the first and second quarters of 2013 and expect to continue to incur increased expenses in connection with this marketing and sales campaign through 2013. These initiatives have resulted in revenue growth, and we anticipate that they will continue to position the company for revenue growth during the remainder of 2013 and beyond. Our investments in LoopNet, Virtual Premise, Resolve Technology, and PPR have increased, and may continue to increase; however our revenues have also increased as a result of these acquisitions, due to revenue from the acquired businesses, as well as our ability to take advantage of cross-selling opportunities among the customers of CoStar and the acquired companies.

In addition, we expect to continue our efforts to integrate the combined capabilities of CoStar's property and market-level information and PPR's analytics and forecasting expertise with Resolve Technology's real estate investment software expertise. We also plan to continue efforts to integrate CoStar's business with Virtual Premise's real estate and lease management solutions. These integration efforts include providing additional tools that make our research and analytics even more valuable to subscribers. In order to implement these initiatives, we have incurred, and expect to continue to incur, additional costs. We also expect to continue to offer our core products and services individually.

We continue to integrate our international operations more fully with those in the U.S. Previously, as part of our integration efforts, in 2007, we introduced the “CoStar Group” as the brand encompassing our international operations, and in early 2010, we launched Showcase, our internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. In addition, we intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment. In furtherance of those initiatives, we introduced a consistent international platform of service offerings in the U.K. during the fourth quarter of 2012, consisting of CoStarGo, our iPad application, CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. We believe the product launch was well received and a significant marketing and sales effort is currently in progress. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012; however, development costs incurred by the International segment have decreased in 2013.

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

We intend to continue to assess any plans for additional investments in our business, in addition to the plans discussed above to continue to develop and distribute new services within our current platform. Any future product development or expansion of services, combination and coordination of services or elimination of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2013 and providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

LoopNet Acquisition

On April 30, 2012, we completed the acquisition of LoopNet, which is included within our U.S. operating segment. The acquisition combines the research capabilities of CoStar with the marketing solutions offered by LoopNet. The acquisition has created efficiencies in operations resulting in the elimination of redundant expenses and the achievement of expected cost synergies in 2013. We expect the acquisition will continue to create efficiencies in operations and provide greater tools for the combined company's customers. To acquire LoopNet, we paid stock and cash consideration with an aggregate value of approximately $883.4 million as of the closing date.

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

Prior to completion of the LoopNet acquisition, on April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order in connection with the LoopNet merger that was previously agreed to by LoopNet and CoStar. The consent order, which is publicly available on the FTC's website at www.ftc.gov, requires us to maintain certain business practices that the FTC believes will promote competition. For example, the consent order requires us to maintain our customary practice of selling our products separately and on a market-by-market basis. It also requires us to license our products to customers who have bought our competitors' products on a non-discriminatory basis, which we have always done in the past. In addition, we are required to maintain our customary licensing practices with respect to the length of our contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes.

While, as discussed above, we expect current service offerings to remain profitable, providing substantial cash flow for our business, costs associated with the integration of CoStar and LoopNet's businesses could reduce our profitability.

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

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved grants of restricted common stock to our executive officers that vest based on the achievement of CoStar performance conditions. Specifically, these shares of performance-based restricted common stock vest upon our achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of CoStar. In May and December of 2012, we granted additional shares of restricted common stock that vest based on the achievement of the same performance conditions to other key employees. We granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. All of the awards were made under the CoStar Group, Inc. 2007 Stock Incentive Plan and pursuant to our standard form of restricted stock grant agreement.

As of June 30, 2013, we reassessed the probability of achieving the performance condition for the performance-based restricted common stock awards issued in 2012 and determined that it was still probable that the performance condition for these awards would be met by the March 31, 2017 forfeiture date. As a result, we recorded a total of approximately $3.1 million and $0 of stock-based compensation expense related to the performance-based restricted common stock for the three months ended June 30, 2013 and 2012, respectively. We recorded a total of approximately $14.4 million and $0 of stock-based compensation expense related to the performance-based restricted common stock for the six months ended June 30, 2013 and 2012, respectively. We expect to record an additional estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock of approximately $9.3 million during the remainder of 2013 and in 2014.

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

For each of the twelve months ended June 30, 2013 and 2012, our contract renewal rate for existing CoStar subscription-based services was approximately 94%, and therefore our cancellation rate for those services was approximately 6%, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, further reductions in customer spending, or decreases in our customer base.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model based on the fair values of the ARS as of June 30, 2013 and December 31, 2012 was approximately 5.3% and 5.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2013, we determined there was a decline in the fair value of our ARS investments of approximately $1.8 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2013. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2013. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$8,293	$(6,710)	$5,883	$(1,578)
Purchase amortization in cost of revenues	3,026	2,158	6,053	2,580
Purchase amortization in operating expenses	3,894	3,580	8,019	4,214
Depreciation and other amortization	3,129	2,446	6,143	4,710
Interest income	(83)	(131)	(187)	(381)
Interest expense	1,758	1,200	3,513	1,200
Income tax expense, net	5,315	5,628	3,476	9,348
EBITDA	$25,332	$8,171	$32,900	$20,093

Cash flows provided by (used in)
Operating activities	$30,859	$24,197	$41,567	$30,578
Investing activities	(4,274)	(634,811)	(8,834)	(636,578)
Financing activities	(3,888)	164,873	1,361	164,059

Comparison of Three Months Ended June 30, 2013 and Three Months Ended June 30, 2012

Revenues. Revenues increased to $109.0 million for the three months ended June 30, 2013, from $85.2 million for the three months ended June 30, 2012. The $23.8 million increase was primarily attributable to increased revenue of approximately $14.8 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $76.9 million for the three months ended June 30, 2013, from $57.1 million for the three months ended June 30, 2012. The gross margin percentage increased to 70.5% for the three months ended June 30, 2013, from 66.9% for the three months ended June 30, 2012. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $32.1 million for the three months ended June 30, 2013, from $28.2 million for the three months ended June 30, 2012. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $23.5 million for the three months ended June 30, 2013, from $20.0 million for the three months ended June 30, 2012, and decreased as a percentage of revenues to 21.6% for the three months ended June 30, 2013, compared to 23.5% for the three months ended June 30, 2012. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 30, 2012 acquisition of LoopNet.

Software Development Expenses. Software development expenses increased to $11.5 million for the three months ended June 30, 2013, from $8.0 million for the three months ended June 30, 2012, and increased as a percentage of revenues to 10.5% for the three months ended June 30, 2013, compared to 9.4% for the three months ended June 30, 2012. The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses decreased to $22.7 million for the three months ended June 30, 2013, from $25.5 million for the three months ended June 30, 2012, and decreased as a percentage of revenues to 20.8% for the three months ended June 30, 2013, compared to 29.9% for the three months ended June 30, 2012. The decrease in the amount and percentage of general and administrative expenses was primarily due to $4.0 million of acquisition-related costs from our April 30, 2012 acquisition of LoopNet that did not recur in 2013, partially offset by an increase in legal costs for the three months ended June 30, 2013.

Purchase Amortization. Purchase amortization increased to approximately $3.9 million for the three months ended June 30, 2013, compared to approximately $3.6 million for the three months ended June 30, 2012, and decreased as a percentage of revenue to 3.6% for the three months ended June 30, 2013, compared to 4.2% for the three months ended June 30, 2012. The increase in the amount of purchase amortization expense was due to additional purchase amortization expenses from our April 30, 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $83,000 for the three months ended June 30, 2013 compared to approximately $131,000 for the three months ended June 30, 2012. The decrease was primarily due to our lower cash and cash equivalent balance during the three months ended June 30, 2013, compared to the period during the three months ended June 30, 2012 resulting from the net cash paid for our April 30, 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to approximately $1.8 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. The increase was due to the additional interest expense incurred for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 resulting from the $175.0 million borrowed under the term loan facility on April 30, 2012 and used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense, net. Income tax expense, net decreased to $5.3 million for the three months ended June 30, 2013 compared to approximately $5.6 million for the three months ended June 30, 2012. This decrease was primarily due to a higher income tax expense, net for the three months ended June 30, 2012 for costs related to the LoopNet acquisition that reduced income from operations but were not deductible for tax purposes, partially offset by higher income before income taxes during the three months ended June 30, 2013.

Comparison of Business Segment Results for Three Months Ended June 30, 2013 and Three Months Ended June 30, 2012

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

Segment Revenues. CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant are generally sold as a suite of similar services and through our mobile application, CoStarGo, and comprise our primary service offering in our U.S. operating segment. U.S. revenues increased to $104.2 million for the three months ended June 30, 2013, from $80.5 million for the three months ended June 30, 2012. This increase in U.S. revenue was primarily due to increased revenue of approximately $14.8 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant and CoStarGo in the U.K. in the fourth quarter of 2012. International revenues remained relatively consistent at approximately $4.8 million for the three months ended June 30, 2013 and 2012. Intersegment revenue decreased to approximately $30,000 for the three months ended June 30, 2013, compared to approximately $423,000 for the three months ended June 30, 2012. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $26.5 million for the three months ended June 30, 2013, from $10.4 million for the three months ended June 30, 2012. The increase in U.S. EBITDA resulted primarily from an increase in revenues for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by an increase in personnel costs, including the stock-based compensation expense we recorded for the three months ended June 30, 2013 in connection with the performance-based grants of restricted common stock awarded in 2012. International EBITDA changed to a lower loss of approximately $1.1 million for the three months ended June 30, 2013, from a loss of approximately $2.2 million for the three months ended June 30, 2012. This lower loss was primarily due to a decrease in personnel costs. International EBITDA includes a corporate allocation of approximately $100,000 and $1.4 million for the three months ended June 30, 2013 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company's International operating segment. The corporate allocation for the three months ended June 30, 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit. U.S. EBITDA includes an allocation of approximately $300,000 and $0 for the three months ended June 30, 2013 and 2012, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment.

Comparison of Six Months Ended June 30, 2013 and Six Months Ended June 30, 2012

Revenues. Revenues increased to $213.0 million for the six months ended June 30, 2013, from $153.9 million for the six months ended June 30, 2012. The $59.1 million increase was primarily attributable to increased revenue of approximately $40.7 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $147.3 million for the six months ended June 30, 2013, from $101.3 million for the six months ended June 30, 2012. The gross margin percentage increased to 69.2% for the six months ended June 30, 2013, from 65.9% for the six months ended June 30, 2012. The increase in the gross margin amount and percentage was due to an increase in revenue partially offset by an increase in cost of revenues. Cost of revenues increased to $65.7 million for the six months ended June 30, 2013, from $52.5 million for the six months ended June 30, 2012. The increase in the cost of revenues was principally due to an increase in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $50.5 million for the six months ended June 30, 2013, from $35.6 million for the six months ended June 30, 2012, and increased as a percentage of revenues to 23.7% for the six months ended June 30, 2013, compared to 23.1% for the six months ended June 30, 2012. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 30, 2012 acquisition of LoopNet.

Software Development Expenses. Software development expenses increased to $23.6 million for the six months ended June 30, 2013, from $13.0 million for the six months ended June 30, 2012, and increased as a percentage of revenues to 11.1% for the six months ended June 30, 2013, compared to 8.4% for the six months ended June 30, 2012. The increase in the amount and percentage of software development expenses was primarily due to increased personnel costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses increased to $52.5 million for the six months ended June 30, 2013, from $40.0 million for the six months ended June 30, 2012, and decreased as a percentage of revenues to 24.7% for the six months ended June 30, 2013, compared to 26.0% for the six months ended June 30, 2012. The increase in the amount of general and administrative expenses was primarily due to an increase of stock-based compensation expense of approximately $19.6 million, a majority of which was recorded in general and administrative expenses and related to the performance-based restricted common stock awards that were granted in 2012, partially offset by approximately $5.2 million of acquisition-related costs from our April 30, 2012 acquisition of LoopNet that did not recur in 2013.

Purchase Amortization. Purchase amortization increased to approximately $8.0 million for the six months ended June 30, 2013, compared to approximately $4.2 million for the six months ended June 30, 2012, and increased as a percentage of revenue to 3.8% for the six months ended June 30, 2013, compared to 2.7% for the six months ended June 30, 2012. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 30, 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $187,000 for the six months ended June 30, 2013 compared to approximately $381,000 for the six months ended June 30, 2012. The decrease was primarily due to our lower cash and cash equivalent balance during the six months ended June 30, 2013, compared to the period during the six months ended June 30, 2012 resulting from the net cash paid for our April 30, 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to approximately $3.5 million for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012. The increase was due to the additional interest expense incurred for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 resulting from the $175.0 million borrowed under the term loan facility on April 30, 2012 and used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense, net. Income tax expense, net decreased to $3.5 million for the six months ended June 30, 2013, compared to approximately $9.3 million for the six months ended June 30, 2012. This decrease was primarily due to a higher income tax expense, net for the six months ended June 30, 2012 for costs related to the LoopNet acquisition that reduced income from operations but were not deductible for tax purposes.

Comparison of Business Segment Results for Six Months Ended June 30, 2013 and Six Months Ended June 30, 2012

Segment Revenues. U.S. revenues increased to $203.5 million for the six months ended June 30, 2013, from $144.5 million for the six months ended June 30, 2012. This increase in U.S. revenue was primarily due to increased revenue of approximately $40.7 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues remained relatively consistent at approximately $9.5 million for the six months ended June 30, 2013, compared to $9.4 million for the six months ended June 30, 2012. Intersegment revenue decreased to approximately $146,000 for the six months ended June 30, 2013, compared to approximately $766,000 for the six months ended June 30, 2012. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $35.8 million for the six months ended June 30, 2013, from $23.6 million for the six months ended June 30, 2012. The increase in U.S. EBITDA resulted primarily from an increase in revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by an increase in personnel costs, including the stock-based compensation expense we recorded for the three months ended June 30, 2013 in connection with the performance-based grants of restricted common stock awarded in 2012. International EBITDA changed to a lower loss of approximately $2.9 million for the six months ended June 30, 2013, from a loss of approximately $3.5 million for the six months ended June 30, 2012. This lower loss was primarily due to a decrease in personnel costs. International EBITDA includes a corporate allocation of approximately $200,000 and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company's International operating segment. The corporate allocation for the six months ended June 30, 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit. U.S. EBITDA includes an allocation of approximately $300,000 and $0 for the six months ended June 30, 2013 and 2012, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $190.1 million as of June 30, 2013 compared to cash, cash equivalents and short-term investments of $156.1 million as of December 31, 2012. The increase in cash and cash equivalents for the six months ended June 30, 2013 was primarily due to net cash provided by operating activities of approximately $41.6 million.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $41.6 million compared to approximately $30.6 million for the six months ended June 30, 2012. This $11.0 million increase in net cash provided by operating activities was primarily due to an increase of approximately $12.4 million in net income plus non-cash items. This increase was partially offset by a net decrease of approximately $1.4 million in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the six months ended June 30, 2013 was approximately $8.8 million compared to approximately $636.6 million for the six months ended June 30, 2012. This $627.8 million decrease in net cash used in investing activities was primarily due to $640.9 million of cash used for the acquisition of LoopNet on April 30, 2012, partially offset by a decrease in the proceeds from the sale and settlements of investments of approximately $10.4 million.

Net cash provided by financing activities was approximately $1.4 million for the six months ended June 30, 2013 compared to approximately $164.1 million for the six months ended June 30, 2012. This $162.7 million decrease was primarily due to the proceeds of $175.0 million received from the term loan facility on April 30, 2012 less payments of debt issuance costs of $11.5 million associated with the debt which did not occur in 2013.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the six months ended June 30, 2013, we incurred capital expenditures of approximately $8.9 million. We expect to make aggregate capital expenditures in 2013 of approximately $18.0 million to $22.0 million, primarily related to the build out of leased office space.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On April 30, 2012, we acquired LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). Prior to completion of the LoopNet acquisition on April 26, 2012 the FTC accepted a consent order in connection with the LoopNet merger that was previously agreed to by CoStar and LoopNet. The consent order, which is publicly available on the FTC's website at www.ftc.gov, required, among other things, that CoStar and LoopNet divest LoopNet's minority interest in Xceligent. On March 28, 2012, CoStar and LoopNet entered into a Purchase Agreement to sell LoopNet's interest in Xceligent to DMGI. The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. We received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and did not result in any gain on the sale of the investment.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. We made principal payments of approximately $8.8 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, maturities of our borrowings under the Credit Agreement for each of the next four years ended June 30, 2014 to 2017, are $19.7 million, $28.4 million, $43.8 million and $70.0 million, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 3.00 to 1.00 during the three months ended June 30, 2013; 2.75 to 1.00 during each of the three months ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. We were in compliance with the covenants in the Credit Agreement as of June 30, 2013.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires us to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2012, we were not required to make an Excess Cash Flow payment.

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

As of June 30, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.8 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. Total interest expense for the term loan facility was approximately $3.5 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively, and $766,000 and $472,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $472,000 for the six months ended June 30, 2013 and 2012, respectively. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. Total interest paid for the term loan facility was approximately $661,000 and $727,000 for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $727,000 for the six months ended June 30, 2013 and 2012, respectively.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2013, we had $24.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As described in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. We filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, we filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, we amended our complaint against Civix to assert an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of our technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against CoStar on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim for breach of contract against Civix for Civix's violation of its license agreement and covenant not to sue with one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois has issued a schedule providing for discovery in this case through July 2013, and a hearing on the interpretation of the patent in September 2013, but no trial date has been set. At this time, we cannot predict the outcome of either case involving Civix, but we intend to vigorously defend ourself against Civix's claims.

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

In July 2013, the FASB issued authoritative guidance to improve the reporting of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires a company to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require a company to use, and a company does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for financial statements issued for interim and annual periods beginning after December 15, 2013 with early adoption and retrospective application permitted. This guidance is not expected to have a material impact on our results of operations, financial position or related disclosures.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from the LoopNet merger on a timely basis or when expected; our ability to combine the businesses of CoStar and LoopNet successfully or in a timely and cost-efficient manner; the possibility that conditions, divestitures or changes relating to the operations or assets of LoopNet and CoStar as a result of the FTC's consent order may result in unanticipated adverse effects on the combined company; business disruption relating to the LoopNet integration may be greater than expected; the amount of investment for the sales and marketing campaign to cross-sell services to CoStar and LoopNet subscribers, investments to launch CoStar Suite and CoStarGo in the U.K., and/or the amount of investment in CoStarGo or other marketing initiatives may be higher than expected; the amount of investment for development and expansion of services for the International segment may be higher than expected; development of upgraded services and expansion of service offerings in the International segment may take longer than anticipated; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products in U.S. and foreign markets; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or markets by us or our competitors; data quality; development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2013, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $6.2 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2013. As of June 30, 2013, we had $190.1 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2013, we had $161.9 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2013, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of June 30, 2013, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2013, auctions for $24.3 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2013, we determined that there was a decline in the fair value of our ARS investments of approximately $1.8 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $873.7 million in intangible assets as of June 30, 2013. As of June 30, 2013, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports filed since such Annual Report was filed, which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K and subsequent Quarterly Reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	7,278		$107.73	—	—
May 1 through May 31	28,339		112.01	—	—
June 1 through June 30	855		111.81	—	—
Total	36,472	(1)	$111.15	—	—

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

COSTAR GROUP, INC.
Date:	July 24, 2013	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 6, 2011).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.