Form 10-K
period 2013-12-31
COSTAR GROUP INC
filed 2014-02-20
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 28, 2013 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $3.5 billion.

As of February 14, 2014, there were 28,853,559 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly owned subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

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

Strategy

Since our founding, our strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. We have extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K. and parts of France, through acquisitions and internal growth and development. Information about CoStar’s revenues from, and long-lived assets and total assets located in, foreign countries is included in Notes 2 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The revenues; net income before interest, income taxes, depreciation and amortization ("EBITDA"); and total assets and liabilities for each of our segments are set forth in Note 12 to our consolidated financial statements. Information about risks associated with our foreign operations is included in "Item 1A. Risk Factors" and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, tenant information, comparable sales information, information about properties for sale, internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. LoopNet, our subsidiary, operates an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their criteria. We also provide market research and analysis for commercial real estate investors and lenders via our Property and Portfolio Research (“PPR”) service offerings, portfolio and debt management and reporting capabilities through our Resolve Technology service offerings; and real estate and lease management solutions, including lease administration and abstraction services, through our Virtual Premise service offerings. We have created and are continually improving our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and marketing services; a large team of analysts and economists; and a large base of clients. Our database has been developed and enhanced for more than 26 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated approximately 80 proprietary databases.

Our subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in the U.S. operating segment. FOCUS is our primary service offering in the International operating segment. Additionally, we introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013.

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than charging fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Expansion and Growth

Acquisitions

We have continually expanded the geographical coverage of our existing information services and developed new information, analytics and marketing services. In addition to internal growth, we have grown our business through strategic acquisitions.

Historically, our expansion includes the acquisitions of Chicago ReSource in Chicago in 1996 and New Market Systems in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research. In February 2000, we acquired COMPS.COM, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, a California-based provider of commercial real estate software. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, and in June 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. In July 2009, we acquired Massachusetts-based PPR, a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based Resolve Technology, a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. In October 2011, we acquired Virtual Premise, a Software as a Service, or on-demand software provider of real estate and lease management solutions located in Atlanta, Georgia. More recently, on April 30, 2012, we completed the acquisition of LoopNet, an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings.

Development

We expect to continue software development to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our existing core information, news, analytic and marketing services.

In October 2013, we introduced technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve Costar Suite's user interface, search functionality and analytic capabilities. The newly introduced CoStar MultifamilyTM information search allows access to our extensive multifamily property database. In addition, we introduced CoStar Lease AnalysisTM, an integrated workflow tool that provides users a simple way to produce understandable cash flows for any proposed or existing lease. We expect to continue software development on our new Lease Analysis workflow tool throughout 2014.

Further, in October 2013, we released CoStarGo® 2.0, the next generation of our mobile application, which was launched in the U.S. on August 15, 2011 and introduced in the U.K. on November 5, 2012. CoStarGo is our iPad application that integrates and provides CoStar Suite subscribers mobile access to our comprehensive property, tenant and comparable sales information. CoStarGo 2.0 adds powerful analytic capabilities to our comprehensive mobile solution.

We have introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a broker advertising service that allows brokers to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their listings with high quality videos of interior spaces, amenities and exterior features. We expect to continue software development to improve the LoopNet marketing platform in 2014.

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

International Expansion and Development

We continue to integrate our international operations more fully with those in the U.S. As part of our integration efforts, in 2007 we introduced “CoStar Group” as the brand encompassing our international operations, and in early 2010 we launched Showcase, our internet marketing service that provides commercial real estate professionals high quality internet lead generation, in the U.K. In addition, we intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment. To further develop those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with the release in the U.S. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012; however, development costs incurred by the International segment decreased in 2013. The International operating segment continues to experience improved financial performance and most recently, during the three months ended December 31, 2013, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses.

In 2014, we expect to expand further internationally by offering our services in Toronto, Canada. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings internationally, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, approximately 1,123 researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

CoStar’s Comprehensive Database

CoStar has spent more than 26 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 31, 2014, our database of real estate information covered the U.S., London, England and other parts of the U.K., and contained information about:

•	Approximately 1.5 million sale and lease listings;

•	Approximately 4.3 million total properties;

•	Approximately 8.6 billion square feet of sale and lease listings;

•	Approximately 5.7 million tenants;

•	Approximately 2.1 million sales transactions valued in the aggregate at approximately $5.0 trillion; and

•	Approximately 15.3 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2013, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners and tenants.

Research Department. As of January 31, 2014, we had approximately 1,123 commercial real estate research professionals and outside contractors performing research. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails and internet updates each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional property inventory, photograph properties and verify existing information. CoStar's field research effort also includes creating high quality videos of interior spaces, amenities and exterior features of properties. CoStar utilizes 115 high-tech, field research vehicles across the U.S., Canada and the U.K. A significant majority of these vehicles are customized energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps. Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views. Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, interviewing tenants suite by suite.

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

Proprietary Technology

As of January 31, 2014, CoStar had a staff of 312 product development, database and network professionals. CoStar’s information technology professionals focus on developing new services for our customers, integrating our current services, and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®.

Our information technology team is responsible for developing and maintaining CoStar services, including but not limited to CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Showcase®, CoStarGo®, CoStar Connect®, CoStar Lease AnalysisTM, CoStar MultifamilyTM, LoopNet Premium Lister, LoopNet Premium Searcher, LoopLink®, FOCUSTM, PPR products and services, Resolve Portfolio Maximizer® and Resolve RequestTM, and Virtual Premise products and services.

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

Our information technology professionals also maintain the servers and network components necessary to support CoStar services and research systems. CoStar's core services are served from multiple data centers to support uninterrupted service for our customers. CoStar’s services are continually monitored in an effort to ensure our customers fast and reliable access.

CoStar's comprehensive data protection policy provides for use of secure networks, strong passwords, encrypted data fields, off-site storage and other protective measures in an effort to ensure the availability and security of all core systems..

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

Our principal information, analytics and marketing services as of January 31, 2014, are described in the following paragraphs:

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

•CoStar MultifamilyTM CoStar Multifamily information included as part of CoStar Property Professional provides subscribers a comprehensive multifamily property database combined with analytic and forecasting tools that enable them to make investment decisions about multifamily properties. CoStar Multifamily provides information about buildings with 20 or more units including rents and occupancy rates, comparable sales transactions, construction locations, floor plans, high-resolution property images and detailed information on amenities and concessions.

•CoStar Lease AnalysisTM CoStar Lease Analysis is an integrated workflow tool that allows subscribers to incorporate CoStar data with their own data to perform in depth lease analyses. CoStar Lease Analysis can be used to produce an understandable cash flow analysis as well as key metrics about any proposed or existing lease. It combines financial modeling with CoStar’s comprehensive property information, enabling the subscriber to compare lease alternatives.

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

CoStarGo®  CoStarGo is an iPad application that integrates and provides subscribers of Costar Suite mobile access to our comprehensive property, comparable sales and tenant information in our suite of online service offerings – CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. CoStarGo provides a single, location-centric mobile interface that allows users to access and display comprehensive information on millions of properties and gain instant access to analytic data and demographic information from the field.

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

•PPR PortalTM is PPR’s primary delivery platform for research, forecasts, analytics, and granular data surrounding a specific address and property type. Information is organized around clearly defined tabs, for ease of access. The information is presented in written, table data, graphic, and map formats, and can easily be downloaded by the user for integration into its own analytical framework. The PPR Portal is used by lenders, investors, and owners to identify and price investment opportunities, manage assets and portfolios, and source and service capital.

•PPR COMPASSTM is PPR’s premier commercial real estate risk management tool. It allows users to calculate Probability of Default, Loss Given Default, Expected Loss, and Confidence Interval (of Expected Loss) results for a loan or a portfolio. It provides direct comparisons of credit risk and refinance risk across Time, Market, Property Type, and Loan Structure for all macroeconomic forecast scenarios. COMPASSCRE is used by lenders, issuers, ratings agencies, and regulators to estimate required loss reserves and economic capital, target lending opportunities, set pricing strategy, objectively compare/price loans, more effectively allocate capital, and manage refinance risk.

Resolve Portfolio Maximizer® Resolve Portfolio Maximizer is an industry leading real estate portfolio management software solution. Resolve Portfolio Maximizer allows users to model partnership structures, calculate waterfall distributions and fees, model and analyze debt obligations, and create multiple “what if” scenarios for alternative investment decisions.

Resolve RequestTM  Resolve Request is the first business intelligence software solution built specifically for managing commercial real estate investments. Resolve Request helps users eliminate some of the difficulties of consolidating real estate investment data from disparate sources and facilitates standardization of information presentation and reporting across an organization. Resolve Request also provides a platform for users to develop business intelligence and reporting capabilities.

VP Corporate EditionTM  Our subsidiary, Virtual Premise, offers VP Corporate Edition, a real estate management software solution designed for corporate real estate managers, company executives, business unit directors, brokers and project managers. VP Corporate Edition helps users connect real estate initiatives with company strategic goals, streamline portfolio operations, automate the process for collecting and managing space requests, reduce occupancy costs with analytics that track location performance against targets, and maximize location performance through proactive portfolio management. Virtual Premise also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

VP Retail EditionTM  VP Retail Edition is a real estate management software solution designed for company executives, real estate dealmakers and store planning and construction managers. VP Retail Edition helps users to utilize comprehensive and real-time data to establish goals and store strategies, manage the execution of real estate strategies, summarize critical portfolio data to drive cost-saving decisions, and benchmark prerequisite store-level information and metrics for maximizing location performance through proactive portfolio management. Virtual Premise also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

LoopNet® Basic and Premium Membership Our subsidiary, LoopNet, offers two types of memberships on the LoopNet marketplace, basic and premium. Basic membership is available free-of-charge to anyone who registers at our LoopNet website and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. As of January 31, 2014, LoopNet had approximately 8.2 million registered members, of which 83,277 were premium members.

•LoopNet® Premium Lister LoopNet Premium Lister is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a quarterly or annual subscription.

•LoopNet® Premium Searcher LoopNet Premium Searcher is designed for members searching for commercial real estate who need unlimited marketplace searching access, reports and advanced searching tools. LoopNet Premium Searcher provides subscribers with full access to all LoopNet property listings, including Premium and Basic Listings, as well as numerous other features. LoopNet Premium Searcher is available for a monthly, quarterly or annual subscription.

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

LandsofAmericaTM and LandAndFarmTM LandsofAmerica and LandAndFarm are leading online marketplaces for rural land for sale. Sellers pay a fee to list their land for sale, and interested buyers can search LoopNet's listings for free.

BizBuySell® and BizQuest® BizBuySell and BizQuest are leading online marketplaces for operating businesses for sale. Business sellers pay a fee to list their operating businesses for sale, and interested buyers can search LoopNet's listings for free. The BizBuySell and BizQuest Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

FOCUSTM  Our U.K. subsidiary, CoStar U.K. Limited, offers several services; its primary service is FOCUS. FOCUS is a digital online service offering information on the U.K. commercial real estate market. This service seamlessly links data on individual properties and companies across the U.K., including comparable sales, available space, requirements, tenants, lease deals, planning information, socio-economics and demographics, credit ratings, photos and maps.

GrecamTM  Our French subsidiary, Grecam S.A.S., provides commercial real estate information throughout the Paris region through its Observatoire Immobilier D’ Entreprise (“OIE”) service offering. The OIE service provides commercial property availability and transaction information to its subscribers through both an online service and market reports.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, landlords, financial institutions, retailers, vendors, appraisers, investment banks, governmental agencies, and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 31, 2014:

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
Binswanger	AEGON USA Realty Advisors	Aberdeen Asset Management — U.K.
BNP Paribas — U.K.	Bank of America, N.A.	AEW Capital Management LP
Carter	Capital One Bank	BlackRock
Cassidy Turley	Citibank	Hartford Investment Management Company
CB Richard Ellis	Citigroup Global Markets — U.K.	ING Investment Management
CB Richard Ellis — U.K.	Deutsche Bank	M&G Real Estate — U.K.
Charles Dunn Company	JP Morgan Chase Bank	Manulife Financial
Coldwell Banker Commercial NRT	Key Bank	MetLife Real Estate Investment
Colliers	Q10 Capital LLC	NorthMarq Capital
Colliers International UK — U.K.	Suntrust	Progressive Casualty Insurance Co.
CRESA	TD Bank	Prudential
Cushman & Wakefield	Wells Fargo	Standard Life Investments — U.K.
Cushman & Wakefield — U.K.	Wells Fargo — U.K.	USAA Real Estate Company
DAUM Commercial Real Estate Services
Drivers Jonas Deloitte — U.K.
DTZ, a UGL company
Gerald Eve — U.K.	Owners, Developers	Appraisers, Accountants
GVA Grimley — U.K.	Grosvenor Estate Holdings — U.K.	Deloitte
HFF	Hines	Integra
Jones Lang LaSalle	Industrial Developments	KPMG
Jones Lang LaSalle — U.K.	LNR Property Corp	Marvin F. Poer
Kidder Mathews	Shorenstein Properties, LLC	Price Waterhouse Coopers
Knight Frank LLP — U.K.	Tishman Speyer	Ryan LLC
Lambert Smith Hampton — U.K.
Marcus & Millichap
Mohr Partners
NAI Global	Retailers	Government Agencies
NB Real Estate — U.K.	Carter's	City of Chicago
Newmark Grubb Knight Frank	Dollar General Corporation	Cook County Assessor’s Office
Re/Max	Jos. A Bank	County of Los Angeles
Savills Commercial — U.K.	Massage Envy	Federal Deposit Insurance Corporation
Sperry Van Ness	Petco	Federal Reserve Bank of New York
Studley	Rent-A-Center	Internal Revenue Service
Transwestern	Sony	Transportation Security Administration
U.S. Equities Realty	Spencer Gifts LLC	U.S. Department of Housing and Urban Development
USI Real Estate Brokerage Services	Starbucks	U.S. General Services Administration
Weichert Commercial Brokerage	Walgreens	Valuation Office Agency — U.K.

REITs	Property Managers	Vendors
Boston Properties	AP Commercial	Comcast Corporation
Brandywine Realty Trust	Elliott Associates	Cox Communications
Duke Realty Corporation	Leggat McCall Properties	Kastle Systems
KBS Realty Advisors	Lincoln Property Company	Regus
Kimco Realty Corporation	Navisys Group	Time Warner Cable
Simon Property Group	Osprey Management Company	Turner Construction Company
Vornado/Charles E. Smith	PM Realty Group	Verizon Communications

For the years ended December 31, 2011, 2012 and 2013, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 31, 2014, we had 559 sales, marketing and customer support employees, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 30 field sales offices throughout the U.S. and in offices located in London, England; Manchester, England; Glasgow, Scotland; Paris, France and Toronto, Canada. Our inside sales teams are located in our Washington, DC; San Francisco, California; and Glendora, California offices. These teams prospect for new clients and perform service demonstrations exclusively by telephone and over the Internet to support the direct sales force. A portion of the inside sales teams are also responsible for selling some of our services.

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

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; CoStar AdvisorTM, LoopNewsTM and other company newsletters distributed via email to our clients and prospects. We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services. The webinars are available both as live presentations and as on-demand programs hosted on our website. On a monthly basis, we issue the CoStar Commercial Repeat Sales Index ("CCRSI"), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements. The Index is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at www.costar.com/ccrsi.

Web-based marketing and direct marketing are the most cost-effective means for us to find prospective clients. Our web-based marketing efforts include search engine optimization, paid advertising with major search engines and display advertising on commercial real estate news and business websites and mobile applications, and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, including industry-leading events for commercial real estate brokers, owner/investors and retail and financial services institutions, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. For example, after the acquisition of LoopNet, we launched a sales and marketing campaign to cross-sell CoStar's information services to LoopNet customers and cross-sell LoopNet's marketing services to CoStar customers. We recently implemented an automatic cross-selling initiative within the LoopNet marketplace. As searchers view properties within the LoopNet marketplace, a message may appear indicating that there are additional listings available within CoStar Suite with the same search criteria that they are not able to access under their current subscription. The message provides contact information, so that the customer can reach their customer service or sales representative and review the most appropriate service for their needs. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies. In addition, we have added a comparison feature to CoStarGo, which allows our sales force to demonstrate how many more properties a prospect could see with respect to a particular search area if that prospect were using CoStar rather than the prospect’s current subscription with LoopNet.

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

We compete directly and indirectly for customers with the following categories of companies:

•
online marketing services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as commercialsearch.com, PropertyLine.com, Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, www.propertyshark.com, Rofo, BuildingSearch.com, CIMLS, CompStak, Rightmove, WorkplaceIQ, RealPoint LLC and estatesgazette.com;

•
publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as Xceligent, eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Reis, Real Capital Analytics and The Smith Guide;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, eProperty Data, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	real estate portfolio management software solutions, such as Cougar Software, MRI Software, Altus and Intuit;

•	real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software and AMT;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

As the commercial real estate information, analytics and marketing services marketplace develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify. A company like Bloomberg L.P. has the resources and has previously announced an intention to move into the commercial real estate information business. Further, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could enter the commercial real estate marketing arena. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business.

Proprietary Rights

To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

•	trade secret, misappropriation, copyright, trademark, computer fraud, database protection and other laws;

•	registration of copyrights and trademarks;

•	nondisclosure, noncompetition and other contractual provisions with employees and consultants;

•	license agreements with customers;

•	patent protection; and

•	technical measures.

We seek to protect our software’s source code, our database and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. Certain U.K. database protection laws provide additional protections for our U.K. databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable rights. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of any of our proprietary information, methodologies or analytics.

We also attempt to protect our proprietary databases, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees and consultants. Our services also include technical measures designed to detect, discourage and prevent unauthorized copying of our intellectual property. We have established an internal antipiracy team that uses fraud-detection technology to continually monitor use of our services to detect and prevent unauthorized access, and we actively prosecute individuals and firms that engage in this unlawful activity.

We maintain U.S. and international trademark registrations for CoStar’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. Our federally registered trademarks include CoStar®, CoStar Property®, COMPS®, CoStarGo®, CoStar Showcase®, and LoopNet®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic.  We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have one granted patent in the U.K., which expires in 2021, covering, among other things, certain of our field research methodologies and six granted patents in the U.S. which expire in 2020, 2021, 2022, 2023 (2 patents) and 2025, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 31, 2014, we employed 2,046 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

Our investor relations internet website is http://www.costar.com/investors.aspx. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, as well as amendments to those reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may review and copy any of the information we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.	Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2014 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income per share, fully diluted net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, the anticipated benefits of completed acquisitions, the anticipated benefits of cross-selling efforts, the timing of future payments of principal under our $175.0 million term loan facility available to us under a credit agreement (as amended, the “Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in our Credit Agreement, acquisitions, financing plans, geographic expansion, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions on a timely basis or at all; our ability to combine the acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses; the amount of investment for sales and marketing related to cross-selling services of acquired businesses, the amount of investment for sales and marketing initiatives with respect to product enhancements and releases, and/or the amount of investment in CoStarGo or other marketing initiatives; the time and resources required to develop upgraded services and expansion of service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; growth and development of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect new information or events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and future revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2014, we plan to continue to increase the depth of our coverage in the U.S. and U.K., and we expect to expand into additional geographies including Toronto, Canada.  If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

If we are not able to successfully finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on synergy created through combinations; managing the integration of personnel and products; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.

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

Our focus on internal and external investments may place downward pressure on our operating margins. Over the past few years, we have increased the rate of investments in our business, including internal investments in product development and sales and marketing, to expand the breadth and depth of services we provide to our customers. Our investment strategy is intended to increase our revenue growth in the future as activity in the commercial real estate industry shows signs of economic recovery. Our operating margins may experience downward pressure in the short term as a result of investments. Furthermore, if the industry fails to stabilize or deteriorates further in 2014 and beyond, our investments may not have their intended effect. For instance, our external investments may lose value and we may incur impairment charges with respect to such investments. Such impairment charges may negatively impact our profitability. If we are unable to successfully execute our investment strategy or if we fail to adequately anticipate and address potential problems, we may experience decreases in our revenues and operating margins.

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

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2013, we had $718.6 million of goodwill, $692.6 million in our U.S. segment and $26.0 million in our International segment.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), Grecam S.A.S., and Property and Portfolio Research Ltd., a portion of our business is denominated in the British Pound and Euro. If we expand into Canada as expected, a portion of our business will be denominated in Canadian dollars. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective, local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Our expansion into the commercial real estate analytics sector may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into the commercial real estate market research and forecasting sector has imposed and may continue to impose additional burdens on our research, systems development, sales, marketing and general management resources. During 2014, we expect to continue to expand our presence in the commercial real estate analytics sector. If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected.  In addition, if we incur additional costs to expand our analytics services and we are not successful in marketing or selling these expanded services, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

Our indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our costs. On February 16, 2012, we entered into a Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and J.P. Morgan Bank, as administrative agent. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, we used the proceeds of the $175.0 million term loan facility to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition. The Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates.
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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2013, we held $24.3 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period. Based on this assessment of fair value, as of December 31, 2013, we determined there was a decline in the fair value of our ARS investments of approximately $1.5 million. The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2013. However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Temporary or permanent outages of our computers, software or telecommunications equipment could lead to reduced demand for our information, analytics and marketing services, lower revenues and increased costs. Our operations depend on our ability to protect our databases, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, power loss, security breaches, computer viruses and telecommunications failures. Any temporary or permanent loss of one or more of these systems or facilities from an accident, equipment malfunction or some other cause could harm our business. If we experience a failure that prevents us from delivering our information, analytics and marketing services to clients, we could experience reduced demand for our information, analytics and marketing services, lower revenues and increased costs.

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

The consent order approved by the Federal Trade Commission in connection with the LoopNet merger imposes conditions that could have an adverse effect on us and our business, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order in connection with the LoopNet merger that was previously agreed to between and among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order.

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

We have incurred and will continue to incur acquisition-related costs. We have incurred severance costs and expect to incur additional costs to integrate prior acquisitions, such as IT integration expenses and costs related to the renegotiation of redundant vendor agreements. Costs in connection with acquisitions and integrations may be higher than expected, and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operation or prospects of the combined business.

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

Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 149,500 square feet of office space. Our lease for our headquarters expires May 31, 2025 (with two 5-year renewal options). Our principal facility in the U.K. is located in London, England, where we occupy approximately 7,000 square feet of office space. Our lease for this facility has a maximum term ending July 8, 2023, with early termination at our option on July 9, 2018, with advance notice. This facility is used primarily by our International segment.

In addition to our two downtown Washington, DC leased facilities and our London, England facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; Atlanta, Georgia; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Sacramento; Boston; Orange County, California; Philadelphia; Houston; Phoenix; Detroit; Pittsburgh; Miami; Orlando; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Las Vegas; Seattle; Portland; St. Louis; Glendora, California; San Luis Obispo, California; Charlotte; Durham, North Carolina; Manchester, England and Toronto, Canada.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$69.86	$56.67
Second Quarter	$81.20	$67.26
Third Quarter	$85.40	$77.79
Fourth Quarter	$89.54	$77.06

Year Ended December 31, 2013
First Quarter	$109.46	$89.28
Second Quarter	$129.51	$105.73
Third Quarter	$170.09	$131.03
Fourth Quarter	$186.62	$161.29

As of February 3, 2014, there were 797 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. Our Credit Agreement includes covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to pay dividends or distributions. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial position and other factors deemed relevant by our Board of Directors. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	—		—	—	—
November 1 through 30	—		—	—	—
December 1 through 31	4,948		$183.12	—	—
Total	4,948	(1)	$183.12	—	—

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

The comparison covers the period beginning December 31, 2008, and ending on December 31, 2013, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
CoStar Group, Inc.	100	126.81	174.74	202.58	271.31	560.35
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Internet Software & Services Index	100	184.67	189.39	199.35	238.88	355.42

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data and other operating data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2013. The consolidated statement of operations data shown below for each of the three years ended December 31, 2011, 2012, and 2013 and the consolidated balance sheet data as of December 31, 2012 and 2013 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2009 and 2010 and the consolidated balance sheet data as of December 31, 2009, 2010, and 2011 shown below are derived from audited consolidated financial statements for those years that are not included in this report. Information about prior period acquisitions that may affect the comparability of the selected financial information presented below is included in "Item 1. Business."

	Year Ended December 31,
Consolidated Statement of Operations Data:	2009	2010	2011	2012	2013
Revenues	$209,659	$226,260	$251,738	$349,936	$440,943
Cost of revenues	73,714	83,599	88,167	114,866	129,185
Gross margin	135,945	142,661	163,571	235,070	311,758
Operating expenses	104,110	119,886	141,800	207,630	257,604
Income from operations	31,835	22,775	21,771	27,440	54,154
Interest and other income	1,253	735	798	526	326
Interest and other expense	—	—	—	(4,832)	(6,943)
Income before income taxes	33,088	23,510	22,569	23,134	47,537
Income tax expense, net	14,395	10,221	7,913	13,219	17,803
Net income	$18,693	$13,289	$14,656	$9,915	$29,734
Net income per share — basic	$0.95	$0.65	$0.63	$0.37	$1.07
Net income per share — diluted	$0.94	$0.64	$0.62	$0.37	$1.05
Weighted average shares outstanding — basic	19,780	20,330	23,131	26,533	27,670
Weighted average shares outstanding — diluted	19,925	20,707	23,527	26,949	28,212

	As of December 31,
Consolidated Balance Sheet Data:	2009	2010	2011	2012	2013
Cash, cash equivalents, short-term and long-term investments	$255,698	$239,316	$573,379	$177,726	$277,943
Working capital	203,660	188,279	521,401	97,925	196,913
Total assets	404,579	439,648	771,035	1,165,139	1,256,982
Total long-term liabilities	1,826	7,252	50,076	237,158	217,567
Stockholders’ equity	359,006	381,502	659,177	826,343	927,862

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are based on information available to us on the date of this filing and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise. The following discussion should be read in conjunction with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and marketing services to the commercial real estate industry in the United States ("U.S.") and the United Kingdom ("U.K.") based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplace for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news.

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

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in our U.S. operating segment. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013.

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than charging fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

As of December 31, 2012 and 2013, our annualized net new sales of subscription-based services on annual contracts were approximately $10.9 million and $15.8 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended December 31, 2012 and 2013, our contract renewal rate for existing CoStar subscription-based services was approximately 94% and 93%, respectively, and therefore our cancellation rate for those services was approximately 6% and 7%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Expansion and Development

We expect to continue software development to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our existing core information, news, analytic and marketing services.

In October 2013, we introduced technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve CoStar Suite's user interface, search functionality and analytic capabilities. The newly introduced CoStar MultifamilyTM information search allows access to our extensive multifamily property database. In addition, we introduced CoStar Lease AnalysisTM, an integrated workflow tool that provides users a simple way to produce understandable cash flows for any proposed or existing lease. We will continue software development on our new Lease Analysis workflow tool throughout 2014. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. Further, these technology enhancements are expected to drive continued revenue growth in 2014 and for the foreseeable future. We expect additional selling and marketing activities to promote our new service enhancements will result in increased expenses in 2014.

In October 2013, we also released CoStarGo® 2.0, the next generation of our mobile application, which was launched in the U.S. on August 15, 2011 and introduced in the U.K. on November 5, 2012. CoStarGo is our iPad application that integrates and provides CoStar Suite subscribers mobile access to our comprehensive property, tenant and comparable sales information. CoStarGo 2.0 adds powerful analytic capabilities to our comprehensive mobile solution.

We have introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a broker advertising service that allows brokers to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their listings with high quality videos of interior spaces, amenities and exterior features. We expect to continue software development to improve the LoopNet marketing platform in 2014.

We continue to integrate, develop and cross-sell the services offered by the companies we acquired, including LoopNet, Virtual Premise, Resolve Technology and PPR. In some cases, when integrating and coordinating our services and assessing industry needs, we may decide, or may have previously decided, to combine, shift focus from, de-emphasize, phase out, or eliminate a service that overlaps or is redundant with other services we offer.

Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. We recently implemented an automatic cross-selling initiative within the LoopNet marketplace. As searchers view properties within the LoopNet marketplace, a message may appear indicating that there are additional listings available within CoStar Suite with the same search criteria that they are not able to access under their current subscription. The message provides contact information, so that the customer can reach their customer service or sales representative and review the most appropriate service for their needs. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies. In addition, we have added a comparison feature to CoStarGo, which allows our sales force to demonstrate how many more properties a prospect could see with respect to a particular search area if that prospect were using CoStar Suite rather than the prospect’s current subscription with LoopNet.

Our revenues have increased as a result of the LoopNet merger and prior acquisitions, due to revenue from the acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. As a result of cross selling CoStar's and LoopNet's complementary services, we began to achieve increased revenue synergies in 2013. We also incurred increased expenses associated with the related marketing and sales campaign in 2012 and during the first half of 2013. These initiatives resulted in revenue growth, and we expect they will continue to position the company for revenue growth during 2014 and for the foreseeable future.

We continue to integrate our international operations more fully with those in the U.S. We intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment. To further develop those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with the release in the U.S. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. In order to implement these services in the U.K., we incurred increased development costs through 2012; however, development costs incurred by the International segment decreased in 2013. The International operating segment continues to experience improved financial performance and most recently, during the three months ended December 31, 2013, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses.

In 2014, we expect to expand further internationally by offering our services in Toronto, Canada. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings internationally, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform. Any future product development or expansion of services, combination and coordination of services or elimination of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2014 and providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income.

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved grants of restricted common stock to our executive officers that vest based on the achievement of CoStar performance conditions. Specifically, these shares of performance-based restricted common stock vest upon our achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of CoStar. In May and December of 2012, we granted additional shares of restricted common stock that vest based on the achievement of the same performance conditions to other key employees. We granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. There was no performance-based restricted common stock granted during the year ended December 31, 2013. All of the awards were made under the CoStar Group, Inc. 2007 Stock Incentive Plan and pursuant to our standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of CoStar’s common stock on the grant date. As of March 31, 2013, we initially determined that it was probable that the performance condition for these performance-based restricted common stock awards would be met by the March 31, 2017 forfeiture date. As of December 31, 2013, we reassessed the probability of achieving this performance condition and determined that it was still probable that the performance condition for these awards would be met by the March 31, 2017 forfeiture date, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As a result,we recorded a total of approximately $21.8 million of stock-based compensation expense related to performance-based restricted common stock for the year ended December 31, 2013. There was no stock-based compensation expense related to performance-based restricted common stock recorded for the years ended December 31, 2011 and 2012.

Property Developments

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2012 and 2013 was approximately 5.1% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2013, we determined there was a decline in the fair value of our ARS investments of approximately $1.5 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2013. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2013. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2013, that revenues will increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2013, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2013 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

As of October 1, 2013, the date of our most recent impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2013 that would indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business.  We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 26 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and marketing services, which has included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2011, we assumed a 40% tax rate, and in 2012 and 2013, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2011	2012	2013
Net income	$14,656	$9,915	$29,734
Purchase amortization in cost of revenues	1,353	8,634	11,883
Purchase amortization in operating expenses	2,237	13,607	15,183
Depreciation and other amortization	9,262	10,511	12,992
Interest income	(798)	(526)	(326)
Interest expense	—	4,832	6,943
Income tax expense, net	7,913	13,219	17,803
EBITDA	$34,623	$60,192	$94,212

Net cash flows provided by (used in)
Operating activities	$27,785	$86,126	$108,298
Investing activities	$58,366	$(640,398)	$(18,966)
Financing activities	$252,680	$164,941	$10,405

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2011		2012		2013
Revenues	$251,738	100.0%	$349,936	100.0%	$440,943	100.0%
Cost of revenues	88,167	35.0	114,866	32.8	129,185	29.3
Gross margin	163,571	65.0	235,070	67.2	311,758	70.7
Operating expenses:
Selling and marketing	61,164	24.3	84,113	24.0	98,708	22.4
Software development	20,037	8.0	32,756	9.4	46,757	10.6
General and administrative	58,362	23.2	77,154	22.0	96,956	22.0
Purchase amortization	2,237	0.9	13,607	3.9	15,183	3.4
Total operating expenses	141,800	56.4	207,630	59.3	257,604	58.4
Income from operations	21,771	8.6	27,440	7.9	54,154	12.3
Interest and other income	798	0.3	526	0.2	326	0.1
Interest and other expense	—	—	(4,832)	(1.4)	(6,943)	(1.6)
Income before income taxes	22,569	8.9	23,134	6.7	47,537	10.8
Income tax expense, net	7,913	3.1	13,219	3.9	17,803	4.1
Net income	$14,656	5.8%	$9,915	2.8%	$29,734	6.7%

Comparison of Year Ended December 31, 2013 and Year Ended December 31, 2012

Revenues. Revenues increased to $440.9 million in 2013, from $349.9 million in 2012. The $91.0 million increase was primarily attributable to increased revenue of approximately $52.8 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $311.8 million in 2013, from $235.1 million in 2012. The gross margin percentage increased to 70.7% in 2013, from 67.2% in 2012. The increase in the gross margin amount and percentage was principally due to an increase in revenue partially offset by an increase in cost of revenues of $14.3 million primarily due to an increase in research personnel costs of approximately $6.4 million and an increase of approximately $3.5 million in purchase amortization from our April 30, 2012 acquisition of LoopNet.

Selling and Marketing Expenses. Selling and marketing expenses increased to $98.7 million in 2013, from $84.1 million in 2012, and decreased as a percentage of revenues to 22.4% in 2013, from 24.0% in 2012. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 30, 2012 acquisition of LoopNet.

Software Development Expenses. Software development expenses increased to $46.8 million in 2013, from $32.8 million in 2012, and increased as a percentage of revenues to 10.6% in 2013, from 9.4% in 2012. The increase in the amount and percentage of software development expense was primarily due to increased personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $97.0 million in 2013, from $77.2 million in 2012, and remained relatively constant as a percentage of revenues at approximately 22.0% in 2013 and 2012. The increase in the amount of general and administrative expenses was principally due to an increase in stock-based compensation expense.

Purchase Amortization. Purchase amortization increased to approximately $15.2 million in 2013, from $13.6 million in 2012, and decreased as a percentage of revenue to 3.4% in 2013, compared to 3.9% in 2012. The increase in the amount of purchase amortization expense was due to additional purchase amortization expenses from our April 30, 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $326,000 in 2013 compared to approximately $526,000 in 2012. The decrease was primarily due to our lower cash and cash equivalent balance in 2013 resulting from the net cash paid for our April 30, 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to $6.9 million in 2013 compared to $4.8 million in 2012. The increase was due to the additional interest expense incurred in 2013 compared to 2012, resulting from the $175.0 million borrowed under the term loan facility on April 30, 2012 and used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense, Net. Income tax expense, net increased to $17.8 million in 2013, from $13.2 million in 2012. This increase was primarily due to higher income before income taxes in 2013 as a result of our increased profitability, partially offset by a lower effective tax rate in 2013. The higher effective tax rate in 2012 was primarily due to costs related to the LoopNet acquisition that reduced income from operations but were not deductible for tax purposes.

Comparison of Business Segment Results for Year Ended December 31, 2013 and Year Ended December 31, 2012

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our U.S. operating segment. U.S. revenues increased to $420.8 million from $330.8 million for the years ended December 31, 2013 and 2012 respectively. This increase in U.S. revenue was primarily due to increased revenue of approximately $52.8 million from our April 30, 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. International revenues increased to $20.1 million from $19.1 million for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to $339,000 for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $97.3 million from $70.2 million for the years ended December 31, 2013 and 2012, respectively. The increase in U.S. EBITDA was due primarily to an increase in revenues in 2013 compared to 2012, partially offset by an increase in personnel costs, including the stock-based compensation expense we recorded in 2013. International EBITDA increased to a lower loss of $3.1 million for the year ended December 31, 2013 from a $10.0 million loss for the year ended December 31, 2012. This lower loss was primarily due to a decrease in personnel costs. The International operating segment continues to experience improved financial performance and most recently, during the three months ended December 31, 2013, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses. U.S. EBITDA includes an allocation of approximately $800,000 and $0 for the years ended 2013 and 2012, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment. International EBITDA includes a corporate allocation of approximately $400,000 and $5.3 million for the years ended December 31, 2013 and 2012, respectively. This allocation represents costs incurred for U.S. employees involved in management and expansion activities of our International operating segment. The corporate allocation for the year ended December 31, 2012 consists primarily of development costs incurred for services of U.S. employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit.

Comparison of Year Ended December 31, 2012 and Year Ended December 31, 2011

Revenues. Revenues increased to $349.9 million in 2012, from $251.7 million in 2011. The $98.2 increase is primarily attributable to additional revenue of approximately $60.0 million from our April 30, 2012 acquisition of LoopNet as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $235.1 million in 2012, from $163.6 million in 2011. The gross margin percentage increased to 67.2% in 2012, from 65.0% in 2011. The increase in the gross margin amount and percentage was principally due to an increase in revenue partially offset by an increase in cost of revenues of $26.7 million primarily due to the additional cost of revenues from our 2011 and 2012 acquisitions.

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

Purchase Amortization. Purchase amortization increased to $13.6 million in 2012, from $2.2 million in 2011, and increased as a percentage of revenue to 3.9% in 2012, compared to 0.9% in 2011. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 30, 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income decreased to approximately $526,000 in 2012 compared to approximately $798,000 in 2011. The decrease was primarily due to our lower cash and cash equivalent balance in 2012 resulting from the net cash paid for our April 30, 2012 acquisition of LoopNet.

Interest and Other Expense. Interest and other expense increased to $4.8 million in 2012 compared to $0 in 2011. The increase was due to the interest expense incurred in 2012 for the term loan facility used to fund a portion of the merger consideration and transaction costs for the LoopNet acquisition.

Income Tax Expense, Net. Income tax expense, net increased to $13.2 million in 2012, from $7.9 million in 2011. This increase was primarily due to the impact of costs related to the LoopNet acquisition that are not deductible for tax purposes.

Comparison of Business Segment Results for Year Ended December 31, 2012 and Year Ended December 31, 2011

Segment Revenues. U.S. revenues increased to $330.8 million from $233.4 million for the years ended December 31, 2012 and 2011 respectively. This increase in U.S. revenue was primarily due to additional revenue of approximately $60.0 million from our April 30, 2012 acquisition of LoopNet, as well as further penetration of our subscription-based information services, and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $19.1 million from $18.4 million for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to further penetration of our subscription-based information services. Intersegment revenue increased to $1.5 million for the year ended December 31, 2012, compared to $1.1 million for the year ended December 31, 2011. Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues). Certain previously reported amounts in the Condensed Consolidated Statements of Operations have been reclassified to conform to our current presentation:

	2012				2013
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$68,629	$85,223	$96,001	$100,083	$104,033	$108,999	$112,301	$115,610
Cost of revenues	24,334	28,172	30,882	31,478	33,606	32,101	31,724	31,754
Gross margin	44,295	57,051	65,119	68,605	70,427	76,898	80,577	83,856
Operating expenses	35,693	57,064	56,173	58,700	73,025	61,615	60,807	62,157
Income (loss) from operations	8,602	(13)	8,946	9,905	(2,598)	15,283	19,770	21,699
Interest and other income	250	131	59	86	104	83	52	87
Interest and other expense	—	(1,200)	(1,822)	(1,810)	(1,755)	(1,758)	(1,736)	(1,694)
Income before income taxes	8,852	(1,082)	7,183	8,181	(4,249)	13,608	18,086	20,092
Income tax expense (benefit), net	3,720	5,628	404	3,467	(1,839)	5,315	7,034	7,293
Net income (loss)	$5,132	$(6,710)	$6,779	$4,714	$(2,410)	$8,293	$11,052	$12,799
Net income (loss) per share — basic	$0.20	$(0.25)	$0.25	$0.17	$(0.09)	$0.30	$0.40	$0.46
Net income (loss) per share — diluted	$0.20	$(0.25)	$0.24	$0.17	$(0.09)	$0.29	$0.39	$0.45

	2012				2013
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.5	33.1	32.2	31.5	32.3	29.5	28.2	27.5
Gross margin	64.5	66.9	67.8	68.5	67.7	70.5	71.8	72.5
Operating expenses	52.0	67.0	58.5	58.7	70.2	56.5	54.1	53.7
Income (loss) from operations	12.5	(0.1)	9.3	9.8	(2.5)	14.0	17.7	18.8
Interest and other income	0.4	0.2	0.1	0.1	0.1	0.1	—	0.1
Interest and other expense	—	(1.4)	(1.9)	(1.8)	(1.7)	(1.6)	(1.5)	(1.5)
Income before income taxes	12.9	(1.3)	7.5	8.1	(4.1)	12.5	16.2	17.4
Income tax expense (benefit), net	5.4	6.6	0.4	3.4	(1.8)	4.9	6.4	6.3
Net income (loss)	7.5%	(7.9)%	7.1%	4.7%	(2.3)%	7.6%	9.8%	11.1%

Recent Acquisitions

LoopNet. On April 30, 2012, we acquired 100% of the outstanding stock of LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). We paid approximately $746.4 million in cash and approximately $137.1 million in equity, for a total consideration of $883.4 million.

Accounting Treatment. We have applied the acquisition method to account for the LoopNet transaction which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price was allocated to trade names, customer base, database technology, goodwill and various other asset and liability accounts. The acquired trade names recorded in connection with the LoopNet acquisition have an indefinite estimated useful life and are not amortized, but are subject to annual impairment tests. The acquired customer base for the acquisition, which consists of one distinct intangible asset and is composed of acquired customer contracts and the related customer relationships, is being amortized on an accelerated basis related to the expected economic benefit of the intangible asset over the estimated useful life. The acquired database technology for the acquisition is amortized on a straight-line basis over the estimated useful life. Goodwill for the acquisition is not amortized, but is subject to annual impairment tests. The results of operations of LoopNet have been consolidated with those of the Company since the date of the acquisition. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the LoopNet acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents were $256.0 million at December 31, 2013 compared to cash, cash equivalents and short-term investments of $156.1 million at December 31, 2012. The increase in cash, cash equivalents and short-term investments for the year ended December 31, 2013 was primarily due to net cash provided by operating activities of $108.3 million.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash provided by operating activities for the year ended December 31, 2013 was $108.3 million compared to $86.1 million for the year ended December 31, 2012. The $22.2 million increase in net cash provided by operating activities is primarily due to an increase of approximately $12.5 million from net income plus non-cash items as well as a net increase of approximately $9.7 million in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the year ended December 31, 2013 was $19.0 million compared to $640.4 million for the year ended December 31, 2012. This $621.4 million decrease in net cash used in investing activities in 2013 was primarily due to $640.9 million of cash used for the acquisition of LoopNet on April 30, 2012, partially offset by a decrease in the proceeds from the sale and settlements of investments of approximately $15.3 million.

Net cash provided by financing activities was $10.4 million for the year ended December 31, 2013, compared to $164.9 million for the year ended December 31, 2012.  This $154.5 million decrease in net cash provided by financing activities was primarily due to the proceeds of $175.0 million received from the term loan facility on April 30, 2012 less payments of debt issuance costs of $11.5 million associated with the debt which did not occur in 2013.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2014	2015-2016	2017-2018	2019 and thereafter
Operating leases	$143,944	$17,004	$29,232	$28,233	$69,475
Long-term debt obligations(1)	153,125	24,063	94,062	35,000	—
Purchase obligations(2)	7,364	6,499	792	73	—
Total contractual principal cash obligations	$304,433	$47,566	$124,086	$63,306	$69,475

(1)Long-term debt obligations include scheduled principal payments and exclude interest payments, which are based on a variable rate of interest as defined in the Credit Agreement.

(2)Amounts do not include (i) contracts with terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us. Amounts do not include unrecognized tax benefits of $4.8 million due to uncertainty regarding the timing of future cash payments.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During 2013, we incurred capital expenditures of approximately $19.0 million. We expect to make aggregate capital expenditures in 2014 of approximately $18.0 million to $23.0 million, primarily related to the build out of leased office space.

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

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. In addition to the $175.0 million term loan facility, the Credit Agreement provides for a $50.0 million revolving credit facility, each with a term of five years. We made principal payments of approximately $4.4 million and $17.5 million for the years ended December 31, 2012 and 2013, respectively. As of December 31, 2013, maturities of our borrowings under the Credit Agreement for each of the next four years ended December 31, 2014 to 2017, are expected to be $24.1 million, $32.8 million, $61.3 million and $35.0 million, respectively.

The Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 2.75 to 1.00 during each of the three months ending December 31, 2013, March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. We were in compliance with the covenants in the Credit Agreement as of December 31, 2013.

Commencing with the fiscal year ending December 31, 2012, the Credit Agreement requires us to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2013, we were not required to make an Excess Cash Flow payment.

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

As of December 31, 2012 and 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $0, $4.8 million and $6.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $0, $2.0 million and $3.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. Pursuant to the terms of the Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Total interest paid for the term loan facility was approximately $0, $2.5 million and $4.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

In 2012, we granted a total of 399,413 shares pursuant to performance-based restricted common stock awards with a forfeiture date of March 31, 2017. Upon vesting of these awards, consistent with tax minimum withholding requirements, a portion of the shares subject to the awards will be remitted by the employees for payment of their individual income tax obligations. The shares remitted will be canceled and we will make a cash tax payment equivalent to the canceled shares, currently estimated to be approximately $30.0 million. This amount is based on several assumptions, including the estimated stock price at the time of vesting as well as the individual minimum withholding rates for the employees. If the actual stock price and individual tax rates differ from these estimates, the cash payment may change.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of December 31, 2013, we had $24.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) for alleged patent infringement, and on or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet seeking to add CoStar as a defendant, alleging that our products also infringe Civix's patents. The complaint seeks unspecified damages, attorneys' fees and costs. On June 21, 2012, we filed an action seeking a declaratory judgment of non-infringement and invalidity against Civix; we amended this complaint on August 14, 2012 to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement and covenant not to sue with one of our technology licensors. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that we are found liable of infringement. We believe that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. We submitted our own expert’s report of damages, which concluded that the appropriate payment to be made in the event that we are found liable of infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, our expert's report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix's calculation as outlined in our expert's report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 we offered to settle all outstanding litigation with Civix for $600,000. At this time we cannot predict the outcome of the litigation with Civix, but we intend to vigorously defend against Civix’s claims. While we believe we have meritorious defenses against Civix’s claims, we estimate that, based on our adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $3.1 million in excess of the amount accrued.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued authoritative guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires a company to present, either on the consolidated statements of operations or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for financial statements issued for interim and annual periods beginning after December 15, 2012. This guidance did not have a material impact on our results of operations or financial position, but we provided additional disclosures in our financial statements.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2013, revenue denominated in foreign currencies was approximately 4.6% of total revenue. For the year ended December 31, 2013, our revenue would have decreased by approximately $2.0 million if the U.S. dollar exchange rate used strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2013 would have resulted in an increase of approximately $3.6 million in the carrying amount of net assets. For the year ended December 31, 2013, our revenue would have increased by approximately $2.0 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2013 would have resulted in a decrease of approximately $3.6 million in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2013, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2013. As of December 31, 2013, we had $256.0 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of December 31, 2013, we had $153.1 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of December 31, 2013, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of December 31, 2013, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of December 31, 2013, auctions for $24.3 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of December 31, 2013, we determined that there was a decline in the fair value of our ARS investments of approximately $1.5 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

We have approximately $863.1 million in intangible assets as of December 31, 2013. As of December 31, 2013, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.	Financial Statements and Supplementary Data

Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. Supplementary data is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Results of Operations” and "Consolidated Quarterly Results of Operations."

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

CoStar has adopted a Code of Conduct for its directors. In addition, CoStar has adopted a separate Code of Conduct for its officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Copies of each of these codes may be found in the “Investors” section of the Company’s website at www.CoStar.com/Investors/Corpgovernance.aspx. We intend to disclose future amendments to certain provisions of our Codes, or waivers of such provisions granted to executive officers and directors, as required by SEC rules on the website within four business days following the date of such amendment or waiver.

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2014 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2012, and 2013 (in thousands):

Allowance for doubtful accounts and billing adjustments (1)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts (2)	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2011	$2,415	$1,525	$—	$1,416	$2,524
Year ended December 31, 2012	$2,524	$1,456	$475	$1,520	$2,935
Year ended December 31, 2013	$2,935	$2,317	$—	$1,855	$3,397

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense.

(2)	Amounts represent opening balances from acquired businesses.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 20th day of February 2014.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 20, 2014
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 20, 2014
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 20, 2014
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 20, 2014
David Bonderman

/s/ Michael J. Glosserman	Director	February 20, 2014
Michael J. Glosserman

/s/ Warren H. Haber	Director	February 18, 2014
Warren H. Haber

/s/ John W. Hill	Director	February 19, 2014
John W. Hill

/s/ Christopher J. Nassetta	Director	February 17, 2014
Christopher J. Nassetta

/s/ David J. Steinberg	Director	February 17, 2014
David J. Steinberg

INDEX TO EXHIBITS

Exhibit No.	Description

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

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2013).
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

*10.8	Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (filed herewith).
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

*10.14
Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

*10.15	CoStar Group, Inc. 2011 Incentive Bonus Plan (Incorporated by referenced to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2011).
*10.16	CoStar Group, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2010).
*10.17	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2013).

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
*10.18
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.19
First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the year ended December 31, 2008).

*10.20
Executive Service Contract dated February 16, 2007, between Property Investment Exchange Limited and Paul Marples (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

*10.21
Leaving Agreement dated February 27, 2013, between CoStar U.K. Limited and Paul Marples (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the year ended December 31, 2012).

*10.22	Separation Agreement and General Release dated October 6, 2013, between CoStar Realty Information, Inc. and Jennifer Kitchen (filed herewith).
10.23
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.24
Agreement for Lease between CoStar UK Limited and Wells Fargo & Company, dated August 25, 2009 (Incorporated by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.25
Sub-Underlease between CoStar UK Limited and Wells Fargo & Company, dated November 18, 2009 (Incorporated by reference to Exhibit 10.28 to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.26
Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q for the quarter ended March 31, 2011).

10.27
Credit Agreement dated February 16, 2012, by and among the Registrant, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2012).

10.28
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
101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statement of Operations for the years ended December 31, 2011, 2012 and 2013, respectively; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2012 and 2013, respectively; (iii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2013, respectively; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013, respectively; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013, respectively; (vi) Notes to the Consolidated Financial Statements that have been detail tagged; and (vii) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 20, 2014

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013

Revenues	$251,738	$349,936	$440,943
Cost of revenues	88,167	114,866	129,185
Gross margin	163,571	235,070	311,758

Operating expenses:
Selling and marketing	61,164	84,113	98,708
Software development	20,037	32,756	46,757
General and administrative	58,362	77,154	96,956
Purchase amortization	2,237	13,607	15,183
	141,800	207,630	257,604
Income from operations	21,771	27,440	54,154
Interest and other income	798	526	326
Interest and other expense	—	(4,832)	(6,943)
Income before income taxes	22,569	23,134	47,537
Income tax expense, net	7,913	13,219	17,803
Net income	$14,656	$9,915	$29,734

Net income per share — basic	$0.63	$0.37	$1.07
Net income per share — diluted	$0.62	$0.37	$1.05

Weighted average outstanding shares — basic	23,131	26,533	27,670
Weighted average outstanding shares — diluted	23,527	26,949	28,212

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$14,656	$9,915	$29,734
Other comprehensive income, net of tax
Foreign currency translation adjustment	25	1,277	610
Net decrease in unrealized loss on investments	113	773	378
Total other comprehensive income	138	2,050	988
Total comprehensive income	$14,794	$11,965	$30,722

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$156,027	$255,953
Short-term investments	37	—
Accounts receivable, less allowance for doubtful accounts of approximately $2,935 and $3,397 as of December 31, 2012 and 2013, respectively	16,392	20,761
Deferred income taxes, net	9,256	22,506
Income tax receivable	5,357	—
Prepaid expenses and other current assets	9,560	6,597
Debt issuance costs, net	2,934	2,649
Total current assets	199,563	308,466

Long-term investments	21,662	21,990
Property and equipment, net	46,308	57,719
Goodwill	718,078	718,587
Intangibles and other assets, net	170,632	144,472
Deposits and other assets	2,274	1,855
Debt issuance costs, net	6,622	3,893
Total assets	$1,165,139	$1,256,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$24,063
Accounts payable	6,234	4,939
Accrued wages and commissions	23,831	20,104
Accrued expenses	19,002	23,200
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	2,362
Deferred revenue	32,548	34,362
Total current liabilities	101,638	111,553

Long-term debt, less current portion	153,125	129,062
Deferred gain on the sale of building	28,809	26,286
Deferred rent	17,305	22,828
Deferred income taxes, net	34,071	34,582
Income taxes payable	2,818	4,809
Other long-term liabilities	1,030	—
Total liabilities	338,796	329,120

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 28,348 and 28,848 issued and outstanding as of December 31, 2012 and 2013, respectively	283	288
Additional paid-in capital	792,988	863,780
Accumulated other comprehensive loss	(6,518)	(5,530)
Retained earnings	39,590	69,324
Total stockholders’ equity	826,343	927,862
Total liabilities and stockholders’ equity	$1,165,139	$1,256,982

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	20,773	$208	$374,981	$(8,706)	$15,019	$381,502
Net income	—	—	—	—	14,656	14,656
Foreign currency translation adjustment	—	—	—	25	—	25
Net decrease in unrealized loss on investments	—	—	—	113	—	113
Exercise of stock options	198	2	6,212	—	—	6,214
Restricted stock grants	197	1	—	—	—	1
Restricted stock grants surrendered	(63)	—	(2,307)	—	—	(2,307)
Stock compensation expense, net of forfeitures	—	—	8,056	—	—	8,056
Stock issued for equity offering	4,313	43	247,881	—	—	247,924
Employee stock purchase plan	8	—	452	—	—	452
Excess tax benefit from stock-based compensation	—	—	2,541	—	—	2,541
Balance at December 31, 2011	25,426	254	637,816	(8,568)	29,675	659,177
Net income	—	—	—	—	9,915	9,915
Foreign currency translation adjustment	—	—	—	1,277	—	1,277
Net decrease in unrealized loss on investments	—	—	—	773	—	773
Exercise of stock options	273	2	9,194	—	—	9,196
Restricted stock grants	855	8	(8)	—	—	—
Restricted stock grants surrendered	(96)	—	(4,204)	—	—	(4,204)
Stock compensation expense, net of forfeitures	—	—	12,207	—	—	12,207
Employee stock purchase plan	10	—	749	—	—	749
Consideration for LoopNet, Inc.	1,880	19	137,036	—	—	137,055
Excess tax benefit from stock-based compensation	—	—	198	—	—	198
Balance at December 31, 2012	28,348	283	792,988	(6,518)	39,590	826,343
Net income	—	—	—	—	29,734	29,734
Foreign currency translation adjustment	—	—	—	610	—	610
Net decrease in unrealized loss on investments	—	—	—	378	—	378
Exercise of stock options	409	3	16,820	—	—	16,823
Restricted stock grants	238	2	(2)	—	—	—
Restricted stock grants surrendered	(158)	—	(8,469)	—	—	(8,469)
Stock compensation expense, net of forfeitures	—	—	41,403	—	—	41,403
Employee stock purchase plan	11	—	1,455	—	—	1,455
Excess tax benefit from stock-based compensation	—	—	19,585	—	—	19,585
Balance at December 31, 2013	28,848	$288	$863,780	$(5,530)	$69,324	$927,862

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2012	2013
Operating activities:
Net income	$14,656	$9,915	$29,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,435	10,053	12,495
Amortization	4,417	22,699	27,563
Amortization of debt issuance costs	—	1,989	3,014
Property and equipment write-off	628	122	104
Excess tax benefit from stock-based compensation	(2,541)	(198)	(19,585)
Stock-based compensation expense	8,103	12,282	41,549
Deferred consideration settlement	(1,207)	—	—
Deferred income tax expense (benefit), net	(17,104)	13,643	(12,740)
Provision for losses on accounts receivable	1,525	1,456	2,317
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,573)	1,295	(6,607)
Income taxes payable	7,992	7,598	29,295
Prepaid expenses and other current assets	1,046	(3,316)	2,934
Deposits and other assets	(154)	1,172	399
Accounts payable and other liabilities	2,228	1,629	(3,882)
Deferred revenue	4,334	5,787	1,708
Net cash provided by operating activities	27,785	86,126	108,298

Investing activities:
Proceeds from sale and settlement of investments	4,911	15,365	76
Proceeds from sale of building, net	83,553	—	—
Purchases of property and equipment and other assets	(15,013)	(14,834)	(19,042)
Acquisitions, net of cash acquired	(15,085)	(640,929)	—
Net cash provided by (used in) investing activities	58,366	(640,398)	(18,966)

Financing activities:
Proceeds from long-term debt	—	175,000	—
Payments of long-term debt	—	(4,375)	(17,500)
Payments of debt issuance costs	—	(11,546)	—
Payments of deferred consideration	(2,100)	—	(1,344)
Excess tax benefit from stock-based compensation	2,541	198	19,585
Repurchase of restricted stock to satisfy tax withholding obligations	(2,307)	(4,204)	(8,469)
Proceeds from equity offering, net of transaction costs	247,924	—	—
Proceeds from exercise of stock options and employee stock purchase plan	6,622	9,868	18,133
Net cash provided by financing activities	252,680	164,941	10,405

Effect of foreign currency exchange rates on cash and cash equivalents	44	78	189
Net increase (decrease) in cash and cash equivalents	338,875	(389,253)	99,926
Cash and cash equivalents at beginning of year	206,405	545,280	156,027
Cash and cash equivalents at end of year	$545,280	$156,027	$255,953

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, analytics and marketing services. Additionally, cost of revenues includes the cost of data from third party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names and database technology.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2011, 2012 and 2013.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2012	2013
Foreign currency translation adjustment	$(4,613)	$(4,003)
Accumulated net unrealized loss on investments, net of tax	(1,905)	(1,527)
Total accumulated other comprehensive loss	$(6,518)	$(5,530)

There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. E-commerce advertising expenses were approximately $2.5 million, $4.4 million and $5.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company's achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2013, the Company initially determined that it was probable that the performance condition for these performance-based restricted common stock awards would be met by the March 31, 2017 forfeiture date. As of December 31, 2013, the Company reassessed the probability of achieving this performance condition and determined that it was still probable that the performance condition for these awards would be met by the March 31, 2017 forfeiture date. As a result, the Company recorded a total of approximately $21.8 million of stock-based compensation expense related to performance-based restricted common stock for the year ended December 31, 2013. There was no stock-based compensation expense related to performance-based restricted common stock recorded for the years ended December 31, 2011 and December 31, 2012. The Company expects to record additional estimated unrecognized stock-based compensation expense related to performance-based restricted common stock of approximately $2.1 million in 2014.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $6.6 million, $9.9 million and $18.1 million for the years ended December 31, 2011, 2012 and 2013, respectively. There were approximately $2.5 million, $198,000 and $19.6 million of excess tax benefits realized from stock options exercised and restricted stock awards vested for the years ended December 31, 2011, 2012 and 2013, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company's results of operations were as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cost of revenues	$1,635	$2,556	$4,553
Selling and marketing	1,339	1,966	4,954
Software development	1,130	2,241	7,244
General and administrative	3,999	5,519	24,798
Total stock-based compensation	$8,103	$12,282	$41,549

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and commercial paper. As of December 31, 2012 and 2013, cash of approximately $0 and $105,000, respectively, was held to support letters of credit for security deposits.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Short-term investments consisted of government/federal notes and bonds with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year were classified as current in the Company’s consolidated balance sheets because they represented the investment of cash that is available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”). Investments are carried at fair value.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2011, 2012 and 2013. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

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

Qualifying internal-use software costs incurred during the application development stage, which consists primarily of outside services, purchased software license costs and internal product development costs are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

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

Acquired database technology, customer base and trade names and other are related to the Company’s acquisitions (see Notes 3, 7 and 8). With the exception of the acquired trade name recorded in connection with the acquisition of LoopNet, acquired database technology and trade names and other are amortized on a straight-line basis over periods ranging from two to ten years. The acquired trade name recorded in connection with the LoopNet acquisition has an indefinite estimated useful life and is not amortized, but is subject to annual impairment tests. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Acquired customer bases are typically amortized on an accelerated basis related to the expected economic benefit of the intangible asset. The cost of capitalized building photography is amortized on a straight-line basis over five years.

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

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company’s capitalized product development costs had a total net book value of approximately $302,000 and $111,000 as of December 31, 2012 and 2013, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $80,000, $191,000 and $191,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. The Company had capitalized debt issuance costs of approximately $9.6 million and $6.5 million as of December 31, 2012 and 2013, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “Credit Agreement”). See Note 9 for additional information regarding the financing commitment with J.P. Morgan Bank and the Credit Agreement. No amortization expense for debt issuance costs was recognized by the Company for the year ended December 31, 2011. The Company amortized debt issuance costs of approximately $2.0 million and $3.0 million for the years ended December 31, 2012 and 2013, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to simplify how companies test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance did not have a material impact on the Company's results of operations or financial position.

In February 2013, the FASB issued authoritative guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires a company to present, either on the consolidated statements of operations or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for financial statements issued for interim and annual periods beginning after December 15, 2012. This guidance did not have a material impact on the Company's results of operations or financial position, but the Company provided additional disclosures in its financial statements.

There are no accounting pronouncements that have been recently issued but not yet adopted by the Company that would have a material impact on the Company’s results of operations or financial position.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	ACQUISITION

On April 30, 2012, the Company acquired 100% of the outstanding stock of LoopNet pursuant to an Agreement and Plan of Merger dated April 27, 2011, as amended May 20, 2011 (the “Merger Agreement”). LoopNet owns and operates an online marketplace for commercial real estate in the U.S. The online marketplace enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings to find a buyer or tenant. The acquisition combines the research capabilities of the Company with the marketing solutions offered by LoopNet to create efficiencies in operations and provide more opportunities for the combined company's customers.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	ACQUISITION — (CONTINUED)

As a result of the LoopNet acquisition, the Company recorded approximately $14.2 million and $5.2 million in acquisition-related costs for the years ended December 31, 2011 and 2012, respectively. These costs were directly related to acquiring LoopNet and were expensed as incurred and recorded in general and administrative expense. There were no acquisition-related costs recorded for the year ended December 31, 2013 related to the LoopNet acquisition.

Prior to completion of the LoopNet acquisition, on April 26, 2012, the Federal Trade Commission (the “FTC”) accepted a consent order in connection with the LoopNet merger that was previously agreed to by the Company and LoopNet. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order. The consent order, which is publicly available on the FTC's website at www.ftc.gov, required, among other things, that the Company and LoopNet divest LoopNet's minority interest in Xceligent. On March 28, 2012, the Company and LoopNet entered into an agreement to sell LoopNet's interest in Xceligent to DMG Information (“DMGI”). The parties closed the sale of LoopNet's interest in Xceligent to DMGI on May 3, 2012. The Company received $4.2 million in proceeds from the sale, which reflected the fair value of the investment at the time of sale and resulted in no gain on the sale of the investment.

4.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. Short-term investments consisted of government/federal notes and bonds with maturities greater than 90 days at the time of purchase. Available-for-sale short-term investments with contractual maturities beyond one year were classified as current in the Company’s consolidated balance sheets because they represented the investment of cash that was available for current operations. Long-term investments consist of variable rate debt instruments with an auction reset feature, referred to as ARS. Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2013 are as follows (in thousands):

Maturity	Fair Value
Due in:
2014	$—
2015 — 2018	853
2019 — 2023	—
2024 and thereafter	21,137
Available-for-sale investments	$21,990

The Company had no realized gains on its investments for the years ended December 31, 2011, 2012 and 2013, respectively. The Company had no realized losses on its investments for the years ended December 31, 2011, 2012 and 2013, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of December 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$411	$(1,938)	$21,990
Available-for-sale investments	$23,517	$411	$(1,938)	$21,990

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

As of December 31, 2012, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise obligations	$37	$—	$—	$37
Auction rate securities	23,567	101	(2,006)	21,662
Available-for-sale investments	$23,604	$101	$(2,006)	$21,699

The unrealized losses on the Company’s investments as of December 31, 2012 and 2013 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2012 and 2013. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for more than twelve months were as follows (in thousands):

	December 31,
	2012		2013
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Government-sponsored enterprise obligations	$37	$—	$—	$—
Auction rate securities	21,119	(2,006)	21,137	(1,938)
Investments in an unrealized loss position	$21,156	$(2,006)	$21,137	$(1,938)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2012 and 2013, respectively.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$134,989	$—	$—	$134,989
Money market funds	50,593	—	—	50,593
Commercial paper	70,371	—	—	70,371
Auction rate securities	—	—	21,990	21,990
Total assets measured at fair value	$255,953	$—	$21,990	$277,943
Liabilities:
Deferred consideration	$—	$—	$1,344	$1,344
Total liabilities measured at fair value	$—	$—	$1,344	$1,344

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to December 31, 2013 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	$21,990

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of December 31, 2013, the Company held ARS with $24.3 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2013.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2012 and 2013 was approximately 5.1% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of December 31, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.5 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of December 31, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $1.3 million as of December 31, 2013 and included deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $1.0 million; and (ii) deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $344,000. On March 28, 2013, the Company made a payment of $1.0 million to the sellers of LandsofAmerica based on the achievement of financial and operational milestones in 2012 and a payment of approximately $344,000 to the sellers of Reaction Web based on the achievement of revenue milestones in 2012.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2011 to December 31, 2013 (in thousands):

Deferred Consideration
Balance at December 31, 2011	$—
Deferred consideration upon acquisition	2,011
Accretion for 2012	293
Balance at December 31, 2012	2,304
Accretion for 2013	384
Payments made in 2013	(1,344)
Balance at December 31, 2013	$1,344

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities. The assumptions used in preparing the discounted cash flow model include the discount rate and probabilities for completion of financial and operational milestones.

The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities is the discount rate. The discount rate used represents LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. The weighted average discount rate used as of December 31, 2012 was approximately 23.5%. As of December 31, 2013, the Company recorded a liability for the entire amount of undiscounted deferred consideration to be paid on March 31, 2014. Selecting another discount rate within the range used in the discounted cash flow model in 2012 would not result in a significant change to the fair value of the deferred consideration.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2013
Leasehold improvements	$28,527	$36,933
Furniture, office equipment and research vehicles	25,837	27,395
Computer hardware and software	36,688	36,391
	91,052	100,719
Accumulated depreciation and amortization	(44,744)	(43,000)
Property and equipment, net	$46,308	$57,719

Depreciation expense for property and equipment was approximately $8.4 million, $10.1 million and $12.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2011	$67,465	$24,319	$91,784
Acquisitions	625,174	—	625,174
Effect of foreign currency translation	—	1,120	1,120
Goodwill, December 31, 2012	692,639	25,439	718,078
Effect of foreign currency translation	—	509	509
Goodwill, December 31, 2013	$692,639	$25,948	$718,587

The Company recorded goodwill of approximately $625.2 million in connection with the April 30, 2012 acquisition of LoopNet.

During the fourth quarters of 2011, 2012 and 2013, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2012	2013
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(1,838)	(2,029)
Capitalized product development cost, net	302	111

Building photography	12,474	13,743	5
Accumulated amortization	(11,639)	(12,005)
Building photography, net	835	1,738

Acquired database technology	77,328	77,368	5
Accumulated amortization	(29,673)	(41,073)
Acquired database technology, net	47,655	36,295

Acquired customer base	130,683	130,960	10
Accumulated amortization	(59,218)	(74,734)
Acquired customer base, net	71,465	56,226

Acquired trade names and other (1)	59,255	59,336	7
Accumulated amortization	(8,880)	(9,234)
Acquired trade names and other, net	50,375	50,102

Intangibles and other assets, net	$170,632	$144,472

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

Amortization expense for intangibles and other assets was approximately $4.4 million, $22.7 million and $27.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

In the aggregate, amortization for intangibles and other assets existing as of December 31, 2013 for future periods is expected to be approximately $23.5 million, $20.8 million, $18.9 million, $10.0 million and $5.1 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

During the fourth quarter of 2013, the Company completed the annual impairment test of the acquired trade name recorded in connection with the LoopNet acquisition and concluded that this indefinite-lived intangible asset was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds, together with net proceeds from the Company's equity offering conducted in June 2011, to pay a portion of the merger consideration and transaction costs related to the LoopNet merger. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at the origination.

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuances of letters of credit. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1.00% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the Credit Agreement are guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions.

The Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the Credit Agreement) that does not exceed 2.75 to 1.00 during each of the three months ending December 31, 2013, March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to incur additional indebtedness, (ii) to create, incur, assume or permit to exist any liens, (iii) to enter into mergers, consolidations or similar transactions, (iv) to make investments and acquisitions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, and (vii) to enter into certain transactions with affiliates. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2013.

Commencing with the fiscal year ended December 31, 2012, the Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the Credit Agreement. For the fiscal year ended December 31, 2013, the Company was not required to make an Excess Cash Flow payment.

In connection with obtaining the term loan facility and revolving credit facility, the Company incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of December 31, 2012 and 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $0, $4.8 million and $6.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $0, $2.0 million and $3.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. Total interest paid for the term loan facility was approximately $0, $2.5 million and $4.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT — (CONTINUED)

Maturities of the Company's borrowings under the Credit Agreement for each of the next four years as of December 31, 2013 are as follows (in thousands):

Year ending December 31,	Maturities
Due in:
2014	$24,063
2015	32,812
2016	61,250
2017	35,000
Long-term debt, including current maturities	$153,125

10.	INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$22,779	$(2,260)	$26,516
State	2,226	1,974	3,996
Foreign	12	55	31
Total current	25,017	(231)	30,543
Deferred:
Federal	(14,661)	15,512	(10,919)
State	(2,425)	(2,067)	(1,849)
Foreign	(18)	5	28
Total deferred	(17,104)	13,450	(12,740)
Total provision for income taxes	$7,913	$13,219	$17,803

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Reserve for bad debts	$1,106	$1,274
Accrued compensation	4,830	6,725
Stock compensation	4,946	13,381
Net operating losses	20,431	17,457
Accrued reserve and other	6,007	4,284
Unrealized loss on securities	928	786
Deferred rent	1,845	4,329
Deferred revenue	1,220	1,538
Deferred gain from sale of building	12,386	11,499
Total deferred tax assets	53,699	61,273

Deferred tax liabilities:
Prepaids	(1,433)	(1,096)
Depreciation	(3,676)	(6,033)
Intangibles	(62,915)	(55,284)
Total deferred tax liabilities	(68,024)	(62,413)

Net deferred tax liabilities, prior to valuation allowance	(14,325)	(1,140)
Valuation allowance	(10,490)	(10,936)
Net deferred tax liabilities	$(24,815)	$(12,076)

As of December 31, 2012 and 2013, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2012 and 2013 includes an allowance for unrealized losses on ARS investments, foreign deferred tax assets and certain state net operating loss carryforwards. The valuation allowance for the deferred tax asset for unrealized losses on ARS has been recorded as an adjustment to accumulated other comprehensive loss.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses. In 2011, the Company sold the office building located at 1331 L Street, NW, in downtown Washington, DC (the “DC Office Building") and the sale generated capital gains, but the Company does not expect to engage in similar transactions on a regular basis. The Company continues to maintain a valuation allowance as of December 31, 2013, for the unrealized losses on securities because it is uncertain as to whether the losses will be realized in a year such that the losses could be carried back to offset the gain from the Company’s sale of the DC Office Building. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. Similarly, the Company has established a valuation allowance for net operating losses in certain states where it is uncertain whether the Company will generate sufficient taxable income to utilize the net operating losses before they expire.

The Company’s change in valuation allowance was an increase of approximately $5.2 million for the year ended December 31, 2012 and an increase of approximately $446,000 for the year ended December 31, 2013. The increase for the year ended December 31, 2013 is primarily due to the increase in the valuation allowance for foreign deferred tax assets of approximately $765,000 partially offset by a decrease in the valuation allowance for deferred tax assets of approximately $319,000 primarily related to state net operating loss carryforwards.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The Company had U.S. income before income taxes of approximately $29.1 million, $36.1 million and $53.2 million for the years ended December 31, 2011, 2012 and 2013, respectively. The Company had foreign losses of approximately $6.6 million, $13.0 million and $5.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Expected federal income tax provision at statutory rate	$7,899	$8,097	$16,638
State income taxes, net of federal benefit	(123)	(1,360)	885
Foreign income taxes, net effect	(961)	(2,971)	(724)
Stock compensation	(143)	(313)	(116)
Increase in valuation allowance	643	2,978	588
Nondeductible compensation	448	656	431
Nondeductible transaction costs	—	5,829	—
Other adjustments	150	303	101
Income tax expense, net	$7,913	$13,219	$17,803

The Company’s U.K. subsidiaries with foreign losses are disregarded entities for U.S. income tax purposes. Accordingly, the losses from these disregarded entities are included in the Company’s consolidated federal income tax provision at the statutory rate. Federal income taxes attributable to income from these disregarded entities are reduced by foreign taxes paid by those disregarded entities.

The Company paid approximately $19.5 million, $2.6 million, and $6.5 million in income taxes for the years ended December 31, 2011, 2012 and 2013, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $31.2 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $13.5 million that begin to expire in 2020, state net operating loss carryforwards with a tax value of approximately $4.9 million that begin to expire in 2020 and state income tax credit carryforwards with a tax value of approximately $1.8 million that begin to expire in 2020. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $12.2 million and $4.2 million in 2012 and 2013, respectively.

The following tables summarize the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2010	$1,766
Increase for current year tax positions	1,243
Increase for prior year tax positions	445
Expiration of the statute of limitation for assessment of taxes	(107)
Unrecognized tax benefit as of December 31, 2011	3,347
Increase for current year tax positions	792
Decrease for prior year tax positions	(161)
Expiration of the statute of limitation for assessment of taxes	(69)
Unrecognized tax benefit as of December 31, 2012	3,909
Increase for current year tax positions	66
Increase for prior year tax positions	2,037
Expiration of the statute of limitation for assessment of taxes	(55)
Unrecognized tax benefit as of December 31, 2013	$5,957

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

Approximately $1.6 million of the unrecognized tax benefit as of each of December 31, 2012 and 2013, would favorably affect the annual effective tax rate, if recognized in future periods. The Company recognized $39,000, $58,000 and $62,000 for interest and penalties in its consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013, respectively. The Company had liabilities of $284,000, $342,000 and $404,000 for interest and penalties in its consolidated balance sheets as of December 31, 2011, 2012 and 2013, respectively. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company’s federal and state income tax returns for tax years 2010 through 2012 remain open to examination. The Company’s U.K. income tax returns for tax years 2007 through 2012 remain open to examination.

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

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2011, 2012 and 2013 was approximately $13.3 million, $16.7 million and $18.3 million, respectively.

Future minimum lease payments as of December 31, 2013 are as follows (in thousands):

2014	$17,004
2015	15,128
2016	14,104
2017	14,317
2018	13,916
2019 and thereafter	69,475
Total future minimum lease payments	$143,944

On February 16, 2012, the Company entered into the Credit Agreement. The Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. See Note 9 for additional information regarding the Credit Agreement.

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger did not maximize value to LoopNet stockholders, (iii) LoopNet and the Company made incomplete or materially misleading disclosures about the transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement, and the Court rescheduled the show cause hearing for February 11, 2014, and then rescheduled it again for May 13, 2014.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix's patents. The Company filed a motion opposing Civix's motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim against Civix for breach of contract, alleging Civix viloated its license agreement and covenant not to sue with one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix's case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix's original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement and covenant not to sue with one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois construed the language of the patent on September 23, 2013, and has issued a schedule providing for expert discovery and dispositive motions in this case through April 2014, but no trial date has been set. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that the Company is found liable of infringement. The Company believes that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. The Company submitted its own expert’s report of damages, which concluded that the appropriate payment to be made in the event that the Company is found liable of infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, the Company’s expert's report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix's calculation as outlined in the Company’s report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 the Company offered to settle all outstanding litigation with Civix for $600,000. At this time the Company cannot predict the outcome of its litigation with Civix, but the Company intends to vigorously defend itself against Civix’s claims.  While the Company believes it has meritorious defenses against Civix’s claims, the Company estimates that, based on the Company’s adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $3.1 million in excess of the amount accrued.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being the U.S. and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the U.S. operating segment. FOCUS is the Company’s primary service offering in the International operating segment. Additionally, the Company introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment was as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Revenues
United States	$233,381	$330,805	$420,817
International
External customers	18,357	19,131	20,126
Intersegment revenue	1,140	1,514	339
Total international revenue	19,497	20,645	20,465
Intersegment eliminations	(1,140)	(1,514)	(339)
Total revenues	$251,738	$349,936	$440,943

EBITDA
United States	$38,099	$70,199	$97,348
International	(3,476)	(10,007)	(3,136)
Total EBITDA	$34,623	$60,192	$94,212

Reconciliation of EBITDA to net income
EBITDA	$34,623	$60,192	$94,212
Purchase amortization in cost of revenues	(1,353)	(8,634)	(11,883)
Purchase amortization in operating expenses	(2,237)	(13,607)	(15,183)
Depreciation and other amortization	(9,262)	(10,511)	(12,992)
Interest income	798	526	326
Interest expense	—	(4,832)	(6,943)
Income tax expense, net	(7,913)	(13,219)	(17,803)
Net income	$14,656	$9,915	$29,734

Intersegment revenue is attributable to services performed for the Company’s wholly owned subsidiary, Property and Portfolio Research (“PPR”) by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. Intersegment revenue is recorded at an amount the Company believes approximates fair value. U.S. EBITDA includes a corresponding cost for the services performed by Property and Portfolio Research Ltd. for PPR.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

There were no costs allocated to U.S. EBITDA for the years ended December 31, 2011 and 2012. U.S. EBITDA includes an allocation of approximately $800,000 for the year ended December 31, 2013. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment.

International EBITDA includes a corporate allocation of approximately $800,000, $5.3 million and $400,000 for the years ended December 31, 2011, 2012 and 2013, respectively. This allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company’s International operating segment.

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2012	2013
Property and equipment, net
United States	$42,480	$53,733
International	3,828	3,986
Total property and equipment, net	$46,308	$57,719

Goodwill
United States	$692,639	$692,639
International	25,439	25,948
Total goodwill	$718,078	$718,587

Assets
United States	$1,215,949	$1,311,292
International	40,933	43,464
Total operating segment assets	$1,256,882	$1,354,756

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,256,882	$1,354,756
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(73,399)	(79,430)
Total assets	$1,165,139	$1,256,982

Liabilities
United States	$335,855	$324,626
International	70,108	79,266
Total operating segment liabilities	$405,963	$403,892

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$405,963	$403,892
Intersegment payables	(67,167)	(74,772)
Total liabilities	$338,796	$329,120

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2013. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

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

14.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2011	2012	2013
Numerator:
Net income	$14,656	$9,915	$29,734
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	23,131	26,533	27,670
Effect of dilutive securities:
Stock options and restricted stock	396	416	542
Denominator for diluted net income per share — weighted-average outstanding shares	23,527	26,949	28,212

Net income per share — basic	$0.63	$0.37	$1.07
Net income per share — diluted	$0.62	$0.37	$1.05

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Stock options to purchase approximately 2,300 shares that were outstanding as of December 31, 2011 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the common shares during the period. No stock options to purchase shares were excluded from the calculation of diluted net income per share for the years ended December 31, 2012 and 2013. Additionally, shares of restricted common stock that vest based on Company performance conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share.

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

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2007 Plan may be based on performance conditions. The Company has issued and/or reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 2, 2010 and an increase of 900,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 5, 2012): (a) 3,200,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date. Approximately 1.4 million and 1.2 million shares were available for future grant under the 2007 Plan as of December 31, 2012 and 2013, respectively.

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the achievement of Company performance conditions. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company. In May and December of 2012, the Company granted additional shares of restricted common stock that vest based on the achievement of the Company's performance conditions to other employees. These shares of performance-based restricted common stock vest upon the Company’s achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. The Company granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. There were no shares of performance-based restricted common stock granted by the Company during the year ended December 31, 2013. All of the awards were made under the 2007 Plan and pursuant to the Company’s standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of the Company’s common stock on the grant date. As of March 31, 2013, the Company initially determined that it was probable that the performance condition for these performance-based restricted common stock awards would be met by the March 31, 2017 forfeiture date. As of December 31, 2013, the Company reassessed the probability of achieving this performance condition and determined that it was still probable that the performance condition for these awards would be met by the March 31, 2017 forfeiture date, subject to certain approvals under the 2007 Plan. As a result, the Company recorded a total of approximately $21.8 million of stock-based compensation expense related to performance-based restricted common stock for the year ended December 31, 2013. There was no stock-based compensation expense related to performance-based restricted common stock recorded for the years ended December 31, 2011 and 2012.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	945,696	$17.34 - $55.07	$36.10
Granted	111,470	$57.16 - $60.23	$57.28
Exercised	(198,132)	$17.97 - $54.51	$31.37
Canceled or expired	(11,932)	$36.48 - $54.51	$40.65
Outstanding at December 31, 2011	847,102	$17.34 - $60.23	$39.93
Granted	102,000	$58.95 - $58.95	$58.95
Exercised	(274,842)	$17.34 - $57.16	$34.04
Canceled or expired	(541)	$54.51 - $54.51	$54.51
Outstanding at December 31, 2012	673,719	$25.00 - $60.23	$45.20
Granted	126,800	$102.16 - $102.16	$102.16
Exercised	(409,799)	$25.00 - $58.95	$41.05
Canceled or expired	(16,380)	$36.48 - $58.95	$47.54
Outstanding at December 31, 2013	374,340	$36.48 - $102.16	$68.94	7.34	$43,289

Exercisable at December 31, 2011	558,849	$17.34 - $55.07	$37.15
Exercisable at December 31, 2012	432,196	$25.00 - $60.23	$40.22
Exercisable at December 31, 2013	146,161	$36.48 - $60.23	$47.72	5.44	$20,004

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2011, 2012 and 2013 and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of December 31, 2011, 2012 and 2013, that had an exercise price less than the closing price on that date. Options to purchase 198,132, 274,842 and 409,799 shares were exercised for the years ended December 31, 2011, 2012, and 2013, respectively. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $6.1 million, $11.9 million and $39.0 million for the years ended December 31, 2011, 2012, and 2013, respectively.

At December 31, 2013, there was $38.6 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.4 years. The $38.6 million of unrecognized compensation cost at December 31, 2013 included approximately $2.1 million of unrecognized compensation costs related to shares of restricted common stock that vest based on the achievement of Company performance conditions.

The weighted-average grant date fair value of each option granted during the years ended December 31, 2011, 2012 and 2013 using the Black-Scholes option-pricing model was $21.57, $20.99 and $34.10 respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the following table:

	Year Ended December 31,
	2011	2012	2013
Dividend yield	0%	0%	0%
Expected volatility	40%	40%	37%
Risk-free interest rate	2.2%	0.9%	0.9%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple facts, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$36.48 - $41.21	16,991	4.94	$37.84	16,991	$37.84
$41.22 - $42.50	45,900	6.19	$42.29	45,900	$42.29
$42.51 - $53.22	38,296	2.33	$46.14	36,037	$46.35
$53.23 - $55.83	4,054	6.92	$54.51	3,243	$54.51
$55.84 - $57.61	61,198	7.17	$57.16	28,930	$57.16
$57.62 - $58.51	745	7.09	$58.06	—	$—
$58.52 - $59.59	78,036	8.14	$58.95	13,900	$58.95
$59.60 - $81.19	2,320	7.42	$60.23	1,160	$60.23
$81.20 - $102.16	126,800	9.19	$102.16	—	$—
$36.48 - $102.16	374,340	7.34	$68.94	146,161	$47.72

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

The following table presents unvested restricted stock awards activity for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2012	1,020,673	$66.17
Granted	238,314	$119.84
Vested	(206,248)	$58.64
Canceled	(84,469)	$71.51
Unvested restricted stock at December 31, 2013	968,270	$80.52

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the Internal Revenue Service. In 2011 and 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. In 2013, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2011, 2012 and 2013 were approximately $1.9 million, $2.7 million and $5.1 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2011, 2012 and 2013, respectively.

Employee Pension Plan

The Company maintains a company personal pension plan for all eligible employees in the Company’s U.K. offices. The plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2011 and 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. In 2013, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the plan by the Company to match employee contributions for the years ended December 31, 2011, 2012 and 2013 were approximately $160,000, $180,000 and $280,000, respectively.

Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. There were 46,186 and 34,895 shares available for purchase under the ESPP as of December 31, 2012 and 2013, respectively and approximately 10,153 and 11,291 shares of the Company’s common stock were purchased under the ESPP during 2012 and 2013, respectively.