Form 10-Q
period 2014-03-31
COSTAR GROUP INC
filed 2014-04-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 18, 2014, there were 28,768,360 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$119,076	$104,033
Cost of revenues	33,643	33,606
Gross margin	85,433	70,427

Operating expenses:
Selling and marketing	27,745	26,978
Software development	12,351	12,102
General and administrative	24,897	29,820
Purchase amortization	3,299	4,125
	68,292	73,025
Income (loss) from operations	17,141	(2,598)
Interest and other income	137	104
Interest and other expense	(1,615)	(1,755)
Income (loss) before income taxes	15,663	(4,249)
Income tax expense (benefit), net	5,923	(1,839)
Net income (loss)	$9,740	$(2,410)

Net income (loss) per share — basic	$0.34	$(0.09)
Net income (loss) per share — diluted	$0.34	$(0.09)

Weighted average outstanding shares — basic	28,273	27,428
Weighted average outstanding shares — diluted	28,840	27,428

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$9,740	$(2,410)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	259	(1,640)
Net decrease in unrealized loss on investments	178	63
Total other comprehensive income (loss)	437	(1,577)
Total comprehensive income (loss)	$10,177	$(3,987)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$223,443	$255,953
Accounts receivable, less allowance for doubtful accounts of approximately $3,857 and $3,397 as of March 31, 2014 and December 31, 2013, respectively	32,286	20,761
Deferred and other income taxes, net	37,362	22,506
Prepaid expenses and other current assets	8,113	6,597
Debt issuance costs, net	2,547	2,649
Total current assets	303,751	308,466

Long-term investments	22,168	21,990
Property and equipment, net	57,338	57,719
Goodwill	718,824	718,587
Intangibles and other assets, net	137,168	144,472
Deposits and other assets	1,818	1,855
Debt issuance costs, net	3,729	3,893
Total assets	$1,244,796	$1,256,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,250	$24,063
Accounts payable	3,943	4,939
Accrued wages and commissions	12,426	20,104
Accrued expenses	26,208	23,200
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	2,362
Deferred revenue	35,926	34,362
Total current liabilities	107,276	111,553

Long-term debt, less current portion	122,500	129,062
Deferred gain on the sale of building	25,655	26,286
Deferred rent	23,353	22,828
Deferred income taxes, net	31,390	34,582
Income taxes payable	4,829	4,809
Total liabilities	315,003	329,120

Total stockholders’ equity	929,793	927,862
Total liabilities and stockholders’ equity	$1,244,796	$1,256,982
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$9,740	$(2,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,540	2,909
Amortization	6,311	7,257
Amortization of debt issuance costs	710	747
Impairment loss	1,053	—
Excess tax benefit from stock-based compensation	(23,429)	(7,305)
Stock-based compensation expense	7,879	17,326
Deferred income tax expense (benefit), net	5,090	(7,657)
Provision for losses on accounts receivable	986	321
Changes in operating assets and liabilities:
Accounts receivable	(12,499)	(8,380)
Prepaid expenses and other current assets	(1,509)	(325)
Deposits and other assets	39	322
Accounts payable and other liabilities	(5,991)	3,587
Deferred revenue	1,525	4,316
Net cash provided by (used in) operating activities	(6,555)	10,708

Investing activities:
Proceeds from sale and settlement of investments	—	83
Purchases of property and equipment and other assets	(4,149)	(4,643)
Net cash used in investing activities	(4,149)	(4,560)

Financing activities:
Payments of long-term debt	(4,375)	(4,375)
Payments of deferred consideration	(1,344)	(1,344)
Excess tax benefit from stock-based compensation	23,429	7,305
Repurchase of restricted stock to satisfy tax withholding obligations	(42,555)	(3,144)
Proceeds from exercise of stock options and employee stock purchase plan	3,001	6,807
Net cash provided by (used in) financing activities	(21,844)	5,249

Effect of foreign currency exchange rates on cash and cash equivalents	38	(30)
Net increase (decrease) in cash and cash equivalents	(32,510)	11,367
Cash and cash equivalents at the beginning of period	255,953	156,027
Cash and cash equivalents at the end of period	$223,443	$167,394
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and marketing services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”) and parts of the United Kingdom (“U.K.”) and France, as well as its complementary online marketplace of commercial real estate listings. The Company operates within two operating segments, U.S. and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2014, the results of its operations for the three months ended March 31, 2014 and 2013, its comprehensive income for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2014 and 2013.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation adjustment	$(3,744)	$(4,003)
Accumulated net unrealized loss on investments, net of tax	(1,349)	(1,527)
Total accumulated other comprehensive loss	$(5,093)	$(5,530)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2014	2013

Net income (loss)	$9,740	$(2,410)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	28,273	27,428
Effect of dilutive securities:
Stock options and restricted stock	567	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	28,840	27,428

Net income (loss) per share — basic	$0.34	$(0.09)
Net income (loss) per share — diluted	$0.34	$(0.09)

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. Stock options to purchase approximately 88,000 shares that were outstanding for the three months ended March 31, 2014 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. The Company did not consider the impact of potentially dilutive securities for the three months ended March 31, 2013 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Additionally, shares of restricted common stock that vest based on Company performance conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share.

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company's achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2014, the Company had satisfied all performance and service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $2.2 million and $11.3 million of stock-based compensation expense related to the performance-based restricted common stock for the three months ended March 31, 2014 and 2013, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $3.0 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. There were approximately $23.4 million and $7.3 million of excess tax benefits realized from stock options exercised and restricted stock awards vested for the three months ended March 31, 2014 and 2013, respectively. The effect of the excess tax benefit as of March 31, 2014 was primarily recorded in deferred and other income taxes, net and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets. The effect of the excess tax benefit as of December 31, 2013 was recorded in current income taxes payable and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$1,208	$1,401
Selling and marketing	1,101	1,808
Software development	1,447	2,431
General and administrative	4,123	11,686
Total stock-based compensation	$7,879	$17,326

Options to purchase 43,416 and 146,530 shares were exercised during the three months ended March 31, 2014 and 2013, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $64,000 and $111,000 as of March 31, 2014 and December 31, 2013, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $47,000 for each of the three months ended March 31, 2014 and 2013.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $6.3 million and $6.5 million as of March 31, 2014 and December 31, 2013, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011 and the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”). See Notes 7, 11 and 12 for additional information regarding the financing commitment with J.P. Morgan Bank and the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $710,000 and $747,000 for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements.

3.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”). Investments are carried at fair market value.

Scheduled maturities of investments classified as available-for-sale as of March 31, 2014 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2014 — March 31, 2015	$—
April 1, 2015 — March 31, 2019	851
April 1, 2019 — March 31, 2024	—
After March 31, 2024	21,317
Available-for-sale investments	$22,168

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The Company had no realized gains on its investments for each of the three months ended March 31, 2014 and 2013. The Company had no realized losses on its investments for each of the three months ended March 31, 2014 and 2013. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of March 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$409	$(1,758)	$22,168
Available-for-sale investments	$23,517	$409	$(1,758)	$22,168

As of December 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$411	$(1,938)	$21,990
Available-for-sale investments	$23,517	$411	$(1,938)	$21,990

The unrealized losses on the Company’s investments as of March 31, 2014 and December 31, 2013 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013. See Note 4 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$21,317	$(1,758)	$21,137	$(1,938)
Investments in an unrealized loss position	$21,317	$(1,758)	$21,137	$(1,938)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2014 and December 31, 2013, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$20,358	$—	$—	$20,358
Money market funds	263	—	—	263
Commercial paper	202,822	—	—	202,822
Auction rate securities	—	—	22,168	22,168
Total assets measured at fair value	$223,443	$—	$22,168	$245,611

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$21,990	$21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	178	63
Settlements	—	(50)
Balance at end of period	$22,168	$21,675

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2014 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	178
Settlements	—
Balance at March 31, 2014	$22,168

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2014, the Company held ARS with $24.3 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2014.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2014 and December 31, 2013 was approximately 4.9%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2014, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of March 31, 2014, the Company had no Level 3 liabilities. As of March 31, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration totaled $1.3 million as of December 31, 2013 and included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $344,000. On March 28, 2013, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2012 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2012. On March 31, 2014, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2013 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2013.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,344	$2,304
Accretion for period	—	126
Payments made during period	(1,344)	(1,344)
Balance at end of period	$—	$1,086

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2012 to March 31, 2014 (in thousands):

Deferred Consideration
Balance at December 31, 2012	$2,304
Accretion for 2013	384
Payments made in 2013	(1,344)
Balance at December 31, 2013	1,344
Payments made from January 1, 2014 – March 31, 2014	(1,344)
Balance at March 31, 2014	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

Prior to December 31, 2013, the Company used a discounted cash flow model to determine the estimated fair value of its Level 3 liabilities. The assumptions used in preparing the discounted cash flow model included the discount rate and probabilities for completion of financial and operational milestones. The only significant unobservable input in the discounted cash flow model used to determine the estimated fair value of the Company's Level 3 liabilities was the discount rate. The discount rate used represented LoopNet's cost of equity at the time of each acquisition plus a margin for counterparty risk. As of December 31, 2013, the Company recorded a liability for the entire amount of undiscounted deferred consideration paid on March 31, 2014.

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

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	United States	International	Total
Goodwill, December 31, 2012	$692,639	$25,439	$718,078
Effect of foreign currency translation	—	509	509
Goodwill, December 31, 2013	692,639	25,948	718,587
Effect of foreign currency translation	—	237	237
Goodwill, March 31, 2014	$692,639	$26,185	$718,824

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	March 31, 2014	December 31, 2013	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(2,076)	(2,029)
Capitalized product development cost, net	64	111

Building photography	13,804	13,743	5
Accumulated amortization	(12,154)	(12,005)
Building photography, net	1,650	1,738

Acquired database technology	77,386	77,368	5
Accumulated amortization	(43,823)	(41,073)
Acquired database technology, net	33,563	36,295

Acquired customer base	131,089	130,960	10
Accumulated amortization	(78,167)	(74,734)
Acquired customer base, net	52,922	56,226

Acquired trade names and other (1)	57,552	59,336	7
Accumulated amortization	(8,583)	(9,234)
Acquired trade names and other, net	48,969	50,102

Intangibles and other assets, net	$137,168	$144,472

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

The Company recently finalized a branding initiative plan that includes, among other things, re-branding some of the services provided by its wholly owned subsidiaries, in order to better organize, update, streamline and optimize the Company’s branding strategy. The Company expects to launch the branding initiative externally in the second quarter of 2014. Following the external launch of the branding initiative, the Company intends to cease using certain of its trade names. The Company evaluated the assets for impairment and determined that the carrying value of certain trade names exceeded the fair value. The Company recorded an impairment charge of approximately $1.1 million in cost of revenues in the condensed consolidated statements of operations within the Company's U.S. operating segment. The adjusted carrying value of the Company's trade name intangible assets associated with the branding initiative will be amortized through the date of the external launch of the branding initiative.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	LONG-TERM DEBT

On February 16, 2012, the Company entered into a term loan facility and revolving credit facility pursuant to the 2012 Credit Agreement dated February 16, 2012, by and among the Company, as borrower, CoStar Realty Information, Inc. ("CoStar Realty"), as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. The 2012 Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. On April 30, 2012, the Company borrowed $175.0 million under the term loan facility and used those proceeds, together with net proceeds from the Company's equity offering conducted in June 2011, to pay a portion of the merger consideration and transaction costs related to the LoopNet merger. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at the origination.

The revolving credit facility includes a subfacility for swingline loans of up to $5.0 million and up to $10.0 million of the revolving credit facility is available for the issuances of letters of credit. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5% during the first year, 10% during the second year, 15% during the third year, 20% during the fourth year and 50% during the fifth year after the closing date. The loans under the 2012 Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus a spread of 2.00% per annum, or (ii) at the greatest of (x) the prime rate from time to time announced by J.P. Morgan Bank, (y) the federal funds effective rate plus ½ of 1.00% and (z) LIBOR for a one-month interest period plus 1.00%, plus a spread of 1.00% per annum. If an event of default occurs under the 2012 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2012 Credit Agreement are guaranteed by all material subsidiaries of the Company and secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions.

The 2012 Credit Agreement requires the Company to maintain a Debt Service Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the 2012 Credit Agreement) that does not exceed 2.75 to 1.00 during each of the three months ending March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The 2012 Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2012 Credit Agreement as of March 31, 2014.

Commencing with the fiscal year ended December 31, 2012, the 2012 Credit Agreement requires the Company to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the 2012 Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the 2012 Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the 2012 Credit Agreement. For the fiscal year ended December 31, 2013, the Company was not required to make an Excess Cash Flow payment.

In connection with obtaining the term loan facility and revolving credit facility, the Company incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the 2012 Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of March 31, 2014 and December 31, 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.6 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $710,000 and $747,000 for the three months ended March 31, 2014 and 2013, respectively. Total interest paid for the term loan facility was approximately $905,000 and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. See Note 11 for details on the February 2014 financing commitment letter from JPMorgan Chase Bank, N.A., Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association and see Note 12 for details on the related term loan facility and revolving credit facility provided to the Company in April 2014.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	INCOME TAXES

The income tax provision for the three months ended March 31, 2014 and 2013 reflects an effective tax rate of approximately 38% and 43%, respectively.

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

On February 16, 2012, the Company entered into the 2012 Credit Agreement. The 2012 Credit Agreement provides for a $175.0 million term loan facility and a $50.0 million revolving credit facility, each with a term of five years. See Note 7 for additional information regarding the 2012 Credit Agreement. See Note 11 for details on the February 2014 financing commitment letter from JPMorgan Chase Bank, N.A., Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association and see Note 12 for details on the repayment and termination of the 2012 Credit Agreement and the term loan facility and revolving credit facility provided to the Company in April 2014.

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger did not maximize value to LoopNet stockholders, (iii) LoopNet and the Company made incomplete or materially misleading disclosures about the transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing, the plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement. The show cause hearing is scheduled for May 13, 2014.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix’s patents. The Company filed a motion opposing Civix’s motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement and covenant not to sue with one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix’s case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix’s original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement and covenant not to sue with one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois construed the language of the patent on September 23, 2013, and has issued a schedule providing for expert discovery and dispositive motions in this case through April 2014, but no trial date has been set. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that the Company is found liable of infringement. The Company believes that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. The Company submitted its own expert’s report of damages, which concluded that the appropriate payment to be made in the event that the Company is found liable of infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, the Company’s expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in the Company’s report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 the Company offered to settle all outstanding litigation with Civix for $600,000. On April 9, 2014 the Company offered to settle all outstanding litigation with Civix for $1.2 million. At this time the Company cannot predict the outcome of its litigation with Civix, but the Company intends to vigorously defend itself against Civix’s claims.  While the Company believes it has meritorious defenses against Civix’s claims, the Company estimates that, based on the Company’s adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.5 million in excess of the amount accrued.

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

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
United States	$113,326	$99,296
International
External customers	5,750	4,737
Intersegment revenue	—	116
Total international revenue	5,750	4,853
Intersegment eliminations	—	(116)
Total revenues	$119,076	$104,033

EBITDA
United States	$26,368	$9,286
International	624	(1,718)
Total EBITDA	$26,992	$7,568

Reconciliation of EBITDA to net income (loss)
EBITDA	$26,992	$7,568
Purchase amortization in cost of revenues	(2,877)	(3,027)
Purchase amortization in operating expenses	(3,299)	(4,125)
Depreciation and other amortization	(3,675)	(3,014)
Interest income	137	104
Interest expense	(1,615)	(1,755)
Income tax expense, net	(5,923)	1,839
Net income (loss)	$9,740	$(2,410)

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

U.S. EBITDA includes an allocation of approximately $400,000 for the three months ended March 31, 2014. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment. There were no costs allocated to U.S. EBITDA for the three months ended March 31, 2013.

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended March 31, 2014 and 2013. This allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company's International operating segment.

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net
United States	$53,670	$53,733
International	3,668	3,986
Total property and equipment, net	$57,338	$57,719

Goodwill
United States	$692,639	$692,639
International	26,185	25,948
Total goodwill	$718,824	$718,587

Assets
United States	$1,298,378	$1,311,292
International	44,163	43,464
Total operating segment assets	$1,342,541	$1,354,756

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,342,541	$1,354,756
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(79,401)	(79,430)
Total assets	$1,244,796	$1,256,982

Liabilities
United States	$310,048	$324,626
International	80,289	79,266
Total operating segment liabilities	$390,337	$403,892

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$390,337	$403,892
Intersegment payables	(75,334)	(74,772)
Total liabilities	$315,003	$329,120

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	PENDING ACQUISITION

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company agreed to purchase from CV certain assets and assume certain liabilities, in each case, related to the Apartments.com business for $585.0 million in cash, subject to a customary working capital adjustment. The boards of directors of both companies unanimously approved the transaction.

The completion of the acquisition is subject to customary conditions, including, among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is not subject to a financing condition.

The Asset Purchase Agreement may be terminated by both the Company and CV under certain circumstances, including if the acquisition is not consummated by August 28, 2014. The Asset Purchase Agreement contains certain termination rights for both the Company and CV, and further provides that, upon the termination of the Asset Purchase Agreement under specified circumstances in which certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the acquisition, the Company will be required to pay to CV a cash termination fee of $17.6 million.

In connection with the acquisition, JPMorgan Chase Bank, N.A., Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association committed to provide the Company with a $400.0 million senior secured term loan facility (the “Initial Term Facility”) and a $225.0 million senior secured revolving credit facility (the “Revolving Facility” and, collectively with the Initial Term Facility, the “Credit Facilities”), on the terms and subject to the conditions set forth in a debt commitment letter dated February 28, 2014. The proceeds of the Credit Facilities, together with cash on hand, will be used to finance the consideration due to CV under the Asset Purchase Agreement, to pay all principal, accrued and unpaid interest, fees, premiums, if any, and other amounts due under the 2012 Credit Agreement, to fund any original issue discount or upfront fees to the extent permitted and, in the case of the Revolving Facility, for working capital and other general corporate purposes. The Initial Term Facility will mature on the date that is five years after the completion of the acquisition and will amortize in quarterly installments equal to 5% of the original principal amount of the Initial Term Facility during each of the first, second and third years, 10% during the fourth year, and 15% during the fifth year, with the remainder payable at final maturity. The Revolving Facility will mature and terminate five years after the completion of the acquisition. The Company’s obligations under the Credit Facilities will be guaranteed (subject to certain exceptions) on a senior basis by each existing and subsequently acquired or organized direct or indirect wholly-owned restricted subsidiary of the Company (the “Subsidiary Guarantors”) and will be secured (subject to permitted liens and other agreed upon exceptions) on a first priority basis by a security interest in substantially all of the assets of CoStar and the Subsidiary Guarantors and a pledge of 100% (subject to certain exceptions) of the equity interests in each direct restricted subsidiary of Costar and each Subsidiary Guarantor.

As a result of the pending acquisition of the Apartments.com business, the Company recorded approximately $1.1 million in acquisition-related costs for the three months ended March 31, 2014. The Company is not in a position yet to estimate with certainty the financial impact the proposed acquisition will have on its operations. See Note 12 for further details regarding the closing of the acquisition of the Apartments.com business on April 1, 2014 as well as the repayment and termination of the 2012 Credit Agreement and the term loan facility and revolving credit facility provided to the Company on April 1, 2014.

12.	SUBSEQUENT EVENTS

As discussed in Note 11, on February 28, 2014, the Company and CV entered into the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Business”) for $585.0 million in cash, subject to a customary working capital adjustment. The purchase price paid at closing was $587.1 million, which reflected an estimated $2.1 million increase in net working capital of the Business as of the closing date over the threshold net working capital amount; this amount is subject to further adjustment once the final net working capital of the Business as of the closing date is determined. The Company is not in a position yet to estimate with certainty the financial impact the acquisition will have on its operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	SUBSEQUENT EVENTS — (CONTINUED)

On the Closing Date, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing under the revolving credit facility on the Closing Date in an amount of $150.0 million were used to refinance the 2012 Credit Agreement, including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition. The undrawn proceeds of the revolving credit facility will be available for working capital and other general corporate purposes of CoStar and its subsidiaries.

Effective April 1, 2014, the Company terminated the 2012 Credit Agreement and repaid all amounts outstanding thereunder. The Company evaluated the debt modification and determined that the modification did not qualify as an extinguishment of debt because the change in the present value of future cash flows between the initial term loan facility and the new term loan facility was not considered a substantial modification.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at the option of CoStar, either (i) during any interest period selected by CoStar, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all material subsidiaries of CoStar and are secured by a lien on substantially all of the assets of CoStar and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 4.00 to 1.00 during the first eight full fiscal quarters after the Closing Date, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during the first eight full fiscal quarters after the Closing Date, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10.4 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $700,000 primarily related to legal fees associated with the debt issuance. Approximately $10.2 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

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

LoopNet, our subsidiary, operates an online marketplace that enables commercial property owners, landlords, and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their criteria.

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

As of March 31, 2014 and 2013, our annualized net new sales of subscription-based services on annual contracts were approximately $14.7 million and $14.8 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2014 and 2013, our contract renewal rate for existing CoStar subscription-based services was approximately 93% and 94%, respectively, and therefore our cancellation rate for those services was approximately 7% and 6%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

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

In October 2013, we introduced technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve CoStar Suite's user interface, search functionality and analytic capabilities. The CoStar MultifamilyTM information search included in the technology enhancements allows access to our extensive multifamily property database. In addition, CoStar Lease AnalysisTM, an integrated workflow tool, provides users a simple way to produce understandable cash flows for any proposed or existing lease. We will continue software development on our new Lease Analysis workflow tool throughout 2014. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. Further, these technology enhancements are expected to drive continued revenue growth during the remainder of 2014 and for the foreseeable future. We expect additional selling and marketing activities to promote our new service enhancements will result in increased expenses during the remainder of 2014.

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

We have introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a broker advertising service that allows brokers to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their listings with high quality videos of interior spaces, amenities and exterior features. We expect to continue software development to improve the LoopNet marketing platform during the remainder of 2014.

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

Our revenues have increased as a result of the LoopNet merger and prior acquisitions, due to revenue from the acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. As a result of cross selling CoStar's and LoopNet's complementary services, we began to achieve increased revenue synergies in 2013. We also incurred increased expenses associated with the related marketing and sales campaign in 2012 and during the first half of 2013. These initiatives resulted in revenue growth, and we expect they will continue to position the company for revenue growth during the remainder of 2014 and for the foreseeable future.

We continue to integrate our international operations more fully with those in the U.S. We intend to continue to upgrade the platform of services and expand the coverage of our service offerings within our International segment. To further develop those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with the release in the U.S. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. The International operating segment continues to experience improved financial performance. During the three months ended December 31, 2013, International EBITDA increased to a positive amount and remained a positive amount for the three months ended March 31, 2014 as a result of increased revenue and decreased operating expenses.

In 2014, we began offering our services in Toronto, Canada. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings internationally, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our international subscription-based information services and the successful cross-selling of our services to customers in existing markets.

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

Recent Acquisition

Most recently, we decided to increase our presence in the multi-family vertical by acquiring the Apartments.com business, a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another, national online apartment rentals resource, and RentalHomesPlus.com, a national online rental homes guide.

On April 1, 2014 (the “Closing Date”), we purchased from Classified Ventures, LLC certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Business”) for $585.0 million in cash, subject to a customary working capital adjustment. The purchase price paid at closing was $587.1 million, which reflected an estimated $2.1 million increase in net working capital of the Business as of the closing date over the threshold net working capital amount; this amount is subject to further adjustment once the final net working capital of the Business as of the closing date is determined.

On the Closing Date, we also entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing under the revolving credit facility on the Closing Date in an amount of $150.0 million were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition. The undrawn proceeds of the revolving credit facility will be available for our working capital and other general corporate purposes. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

Similar to past acquisitions, we plan to integrate, further develop and cross-sell the services offered by Apartments.com and the other services we offer. We also plan to incur product development costs to improve the online Apartments.com platform, as well as increase our sales and marketing expenses in order to support the Apartments.com business and to increase brand awareness.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. Grants of equity awards may vest over time or based on achievement of pre-approved performance conditions.

In February 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved grants of restricted common stock to our executive officers that vest based on the achievement of CoStar performance conditions. These shares of performance-based restricted common stock granted in February 2012 were subject to vesting based upon our achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters, and were subject to forfeiture in the event the foregoing performance condition was not met by March 31, 2017. In May and December of 2012, we granted additional shares of restricted common stock that vest based on the achievement of the same performance conditions as the February 2012 grants to other key employees, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. We granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. All of the awards were made under the CoStar Group, Inc. 2007 Stock Incentive Plan and pursuant to our standard form of restricted stock grant agreement. As of March 31, 2014, the Company had satisfied all performance and service conditions and as a result, the restricted common stock granted under these awards vested. We recorded approximately $2.2 million and $11.3 million of stock-based compensation expense related to the performance-based restricted common stock for the three months ended March 31, 2014 and 2013, respectively.

The Committee expects to grant other performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2014 and December 31, 2013 was approximately 4.9%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2014, we determined there was a decline in the fair value of our ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2014. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method, and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. For equity instruments that vest based on a market condition, we estimate the fair value of each equity instruments granted on the date of grant using a Monte-Carlo simulation model, which also requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the equity instruments. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2014. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

We recently finalized a branding initiative plan that includes, among other things, re-branding some of the services provided by our wholly owned subsidiaries, in order to better organize, update, streamline and optimize our branding strategy. We expect to launch the branding initiative externally in the second quarter of 2014. Following the external launch of the branding initiative, we intend to cease using certain of our trade names. We evaluated the assets for impairment and determined that the carrying value of certain trade names exceeded the fair value. We recorded an impairment charge of approximately $1.1 million in cost of revenues in the condensed consolidated statements of operations within our operating segment. The adjusted carrying value of our trade name intangible assets associated with the branding initiative will be amortized through the date of the external launch of the branding initiative.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2013 and 2014, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$9,740	$(2,410)
Purchase amortization in cost of revenues	2,877	3,027
Purchase amortization in operating expenses	3,299	4,125
Depreciation and other amortization	3,675	3,014
Interest income	(137)	(104)
Interest expense	1,615	1,755
Income tax expense, net	5,923	(1,839)
EBITDA	$26,992	$7,568

Net cash flows provided by (used in)
Operating activities	$(6,555)	$10,708
Investing activities	(4,149)	(4,560)
Financing activities	(21,844)	5,249

Comparison of Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

Revenues. Revenues increased to $119.1 million for the three months ended March 31, 2014, from $104.0 million for the three months ended March 31, 2013. The $15.1 million increase was primarily attributable to the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $85.4 million for the three months ended March 31, 2014, from $70.4 million for the three months ended March 31, 2013. The gross margin percentage increased to 71.7% for the three months ended March 31, 2014, from 67.7% for the three months ended March 31, 2013. The increase in the gross margin amount and percentage was primarily due to an increase in revenue.

Selling and Marketing Expenses. Selling and marketing expenses increased to $27.7 million for the three months ended March 31, 2014, from $27.0 million for the three months ended March 31, 2013, and decreased as a percentage of revenues to 23.3% for the three months ended March 31, 2014, compared to 25.9% for the three months ended March 31, 2013. The increase in the amount of selling and marketing expenses was primarily due to efforts to increase the size of our field sales force.

Software Development Expenses. Software development expenses increased to $12.4 million for the three months ended March 31, 2014, from $12.1 million for the three months ended March 31, 2013, and decreased as a percentage of revenues to 10.4% for the three months ended March 31, 2014, compared to 11.6% for the three months ended March 31, 2013. The increase in the amount of software development expenses was primarily due to an increase in operating costs to support new development efforts.

General and Administrative Expenses. General and administrative expenses decreased to $24.9 million for the three months ended March 31, 2014, from $29.8 million for the three months ended March 31, 2013, and decreased as a percentage of revenues to 20.9% for the three months ended March 31, 2014, compared to 28.7% for the three months ended March 31, 2013. The decrease in the amount and percentage of general and administrative expenses was primarily due to a decrease of stock-based compensation expense of approximately $7.6 million, partially offset by an increase in acquisition-related costs of approximately $1.1 million and an increase in loss contingencies related to outstanding litigation of approximately $600,000 during the three months ended March 31, 2014 that did not occur during the three months ended March 31, 2013.

Purchase Amortization. Purchase amortization decreased to $3.3 million for the three months ended March 31, 2014, compared to $4.1 million for the three months ended March 31, 2013, and decreased as a percentage of revenues to 2.8% for the three months ended March 31, 2014, compared to 4.0% for the three months ended and March 31, 2013. The decrease in the amount and percentage of purchase amortization expense was due to the accelerated amortization of the acquired customer base from our April 30, 2012 acquisition of LoopNet.

Interest and Other Income. Interest and other income remained relatively consistent at approximately $137,000 for the three months ended March 31, 2014 compared to approximately $104,000 for the three months ended March 31, 2013.

Interest and Other Expense. Interest and other expense decreased to $1.6 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The decrease was due to the reduction of interest expense resulting from a lower outstanding long-term debt balance during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Income Tax Expense, net. Income tax expense, net increased to $5.9 million for the three months ended March 31, 2014, compared to an income tax benefit of approximately $1.8 million for the three months ended March 31, 2013. This increase was primarily due to higher income before income taxes for the three months ended March 31, 2014 as a result of our increased profitability.

Comparison of Business Segment Results for Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our U.S. operating segment. U.S. revenues increased to $113.3 million for the three months ended March 31, 2014, from $99.3 million for the three months ended March 31, 2013. This increase in U.S. revenue was primarily due to the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. Additionally, we introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. International revenues increased to $5.8 million for the three months ended March 31, 2014, compared to $4.7 million for the three months ended March 31, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue was approximately $116,000 for the three months ended March 31, 2013. Intersegment revenue is attributable to services performed for our wholly owned subsidiary, PPR, by Property and Portfolio Research Ltd., a wholly owned subsidiary of PPR. There was no intersegment revenue for the three months ended March 31, 2014. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. U.S. EBITDA increased to $26.4 million for the three months ended March 31, 2014, from $9.3 million for the three months ended March 31, 2013. The increase in U.S. EBITDA resulted primarily from an increase in revenues and a decrease in personnel costs, including the stock-based compensation expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. International EBITDA increased to $624,000 for the three months ended March 31, 2014, from a loss of $1.7 million for the three months ended March 31, 2013. This increase was primarily due to a decrease in personnel costs and an increase in revenue. U.S. EBITDA includes an allocation of approximately $400,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's U.S. operating segment. International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended March 31, 2014 and 2013, respectively. The corporate allocation represents costs incurred for U.S. employees involved in management and expansion activities of the Company's International operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents decreased to $223.4 million as of March 31, 2014 compared to cash and cash equivalents of $256.0 million as of December 31, 2013. The decrease in cash and cash equivalents for the three months ended March 31, 2014 was primarily due to net cash used in financing activities of $21.8 million.

Changes in cash, cash equivalents and short-term investments are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises, purchases and sales of short-term investments and similar events.

Net cash used in operating activities for the three months ended March 31, 2014 was approximately $6.6 million compared to net cash provided by operating activities of approximately $10.7 million for the three months ended March 31, 2013. This $17.3 million change was primarily due to a net decrease of approximately $18.0 million in changes in operating assets and liabilities, partially offset by an increase of $692,000 in net income plus non-cash items. The $18.0 million net decrease in changes in operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the three months ended March 31, 2014 was approximately $4.1 million compared to approximately $4.6 million for the three months ended March 31, 2013. This $411,000 decrease in net cash used in investing activities was primarily due to a $494,000 decrease in purchases of property and equipment and other assets.

Net cash used in financing activities was approximately $21.8 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of approximately $5.2 million for the three months ended March 31, 2013. This $27.0 million change was primarily due to the increase of approximately $39.4 million in repurchases of restricted stock to satisfy tax withholding obligations, partially offset by an increase in excess tax benefits from stock-based compensation of approximately $16.1 million in connection with the exercise of stock options and vesting of restricted stock.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the three months ended March 31, 2014, we incurred capital expenditures of approximately $4.1 million. After considering the acquisition of certain assets and assumed liabilities related to the Apartments.com business, we expect to make aggregate capital expenditures in 2014 of approximately $25.0 million to $30.0 million, primarily related to information technology equipment and the build out of leased office space.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

We funded the cash portion of the consideration payable to LoopNet stockholders in the merger through a combination of cash on hand, including the net proceeds of approximately $247.9 million from an equity offering we completed in June 2011, and $175.0 million in proceeds from a term loan facility pursuant to the 2012 Credit Agreement, dated February 16, 2012, by and among CoStar, as borrower, CoStar Realty, as co-borrower, J.P. Morgan Bank, as administrative agent, and the other lenders thereto. We made principal payments of approximately $4.4 million for each of the three months ended March 31, 2014 and 2013. As of March 31, 2014, maturities of our borrowings under the 2012 Credit Agreement for each of the next four years ended March 31, 2015 to 2018 before considering the impact of the April 1, 2014 refinancing, were expected to be $26.3 million, $35.0 million, $70.0 million and $17.5 million, respectively.

The 2012 Credit Agreement requires us to maintain a Debt Service Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.5 to 1.0 and a Total Leverage Ratio (as defined in the 2012 Credit Agreement) that does not exceed 2.75 to 1.00 during each of the three months ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; and 2.50 to 1.00 thereafter. The 2012 Credit Agreement also includes other covenants that were effective as of April 30, 2012, including covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2012 Credit Agreement as of March 31, 2014.

Commencing with the fiscal year ending December 31, 2012, the 2012 Credit Agreement requires us to make an annual prepayment of the term loan facility equal to a percentage of Excess Cash Flow (as defined in the 2012 Credit Agreement) to reduce the principal amount outstanding under the term loan facility. The prepayment percentage is 50% when the Total Leverage Ratio exceeds 3.00 to 1.00; 25% when the Total Leverage Ratio is greater than 2.50 to 1.00 but equal to or less than 3.00 to 1.00; and 0% when the Total Leverage Ratio is equal to or less than 2.50 to 1.00. This prepayment requirement is reduced by the amount of prior voluntary prepayments during the respective fiscal year, subject to certain exceptions set forth in the 2012 Credit Agreement. The Excess Cash Flow payment, if required, is due within ten business days of the date on which the annual financial statements are delivered or required to be delivered to the lenders pursuant to the 2012 Credit Agreement. For the fiscal year ended December 31, 2013, we were not required to make an Excess Cash Flow payment.

In connection with obtaining the term loan facility, we incurred approximately $11.5 million in debt issuance costs, which were capitalized and are being amortized as interest expense over the term of the 2012 Credit Agreement using the effective interest method. The debt issuance costs are comprised of approximately $9.2 million in underwriting fees and approximately $2.3 million primarily related to legal fees associated with the debt issuance.

As of March 31, 2014 and December 31, 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility was approximately $1.6 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $710,000 and $747,000 for the three months ended March 31, 2014 and 2013, respectively. Pursuant to the terms of the 2012 Credit Agreement, we are required to make interest payments on the term loan facility at a variable rate of interest and during interest periods selected by us as described in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. Total interest paid for the term loan facility was approximately $905,000 and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

On February 28, 2014, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Classified Ventures, LLC (“CV”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), we purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Business”) for $585.0 million in cash, subject to a customary working capital adjustment. The purchase price paid at closing was $587.1 million, which reflected an estimated $2.1 million increase in net working capital of the Business as of the closing date over the threshold net working capital amount; this amount is subject to further adjustment once the final net working capital of the Business as of the closing date is determined.

On the Closing Date, we entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. We funded the purchase price for the Business at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing under the revolving credit facility on the Closing Date in an amount of $150.0 million were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition. The undrawn proceeds of the revolving credit facility will be available for our working capital and other general corporate purposes. As of March 31, 2014, maturities of our borrowings under the 2014 Credit Agreement for each of the next five years ended March 31, 2015 to 2019, are expected to be $20.0 million, $20.0 million, $20.0 million, $40.0 million and $300.0 million, respectively.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at our option, either (i) during any interest period selected by us, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement), or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio not exceeding 4.00 to 1.00 during the first eight full fiscal quarters after the Closing Date, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during the first eight full fiscal quarters after the Closing Date, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, we incurred approximately $10.4 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $700,000 primarily related to legal fees associated with the debt issuance. Approximately $10.2 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

In 2012, we granted a total of 399,413 shares pursuant to performance-based restricted common stock awards with a forfeiture date of March 31, 2017. Upon vesting of these awards, consistent with tax minimum withholding requirements, a portion of the shares subject to the awards were remitted by the employees for payment of their individual income tax obligations. The shares remitted were canceled and we made a cash tax payment equivalent to the fair market value of the canceled shares of approximately $31.9 million.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2014, we had $24.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) for alleged patent infringement, and on or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet seeking to add CoStar as a defendant, alleging that our products also infringe Civix’s patents. The complaint seeks unspecified damages, attorneys' fees and costs. On June 21, 2012, we filed an action seeking a declaratory judgment of non-infringement and invalidity against Civix; we amended this complaint on August 14, 2012 to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement and covenant not to sue with one of our technology licensors. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that we are found liable of infringement. We believe that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. We submitted our own expert’s report of damages, which concluded that the appropriate payment to be made in the event that we are found liable of infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, our expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in our expert's report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 we offered to settle all outstanding litigation with Civix for $600,000. On April 9, 2014 the Company offered to settle all outstanding litigation with Civix for $1.2 million. At this time we cannot predict the outcome of the litigation with Civix, but we intend to vigorously defend against Civix’s claims. While we believe we have meritorious defenses against Civix’s claims, we estimate that, based on our adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.5 million in excess of the amount accrued.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2014 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income per share, fully diluted net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, the anticipated benefits of completed acquisitions, the anticipated benefits of cross-selling efforts, the timing of future payments of principal pursuant to existing credit agreements, expectations regarding our compliance with financial and restrictive covenants in our existing credit agreements, acquisitions, financing plans, geographic expansion, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions on a timely basis or at all; our ability to combine the acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses; the amount of investment for sales and marketing; the time and resources required to develop upgraded services and expansion of service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our U.S. and international product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate the market for retail real estate information and gain acceptance in that market; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K. and France. Our functional currency for our operations in the U.K. and France is the local currency. As such, fluctuations in the British Pound and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2014, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $3.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2014. As of March 31, 2014, we had $223.4 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2014, we had $148.8 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of March 31, 2014, an increase in the interest rate by 25 basis points would result in an increase of approximately $400,000 in interest expense annually. Based on our outstanding borrowings as of March 31, 2014, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $400,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2014, auctions for $24.3 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2014, we determined that there was a decline in the fair value of our ARS investments of approximately $1.3 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 3 and 4 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $856.0 million in intangible assets as of March 31, 2014. As of March 31, 2014, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2013 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factors discussed below which are related to the acquisition of the Apartments.com business on April 1, 2014, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K.

Risks Related to our Acquisition of Apartments.com

The failure to successfully integrate the Apartments.com business and/or fully realize expected synergies from the acquisition in the expected time frame or at all may adversely affect our future results and our business. The success of the Apartments.com acquisition will depend, in part, on our ability to successfully integrate the Apartments.com business and realize the benefits and synergies we anticipate to result from the combination of our business and the Apartments.com business, including anticipated growth opportunities and cost savings. We may not be able to achieve these objectives in whole or in part. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

The success of the acquisition will also depend in part on our ability to minimize or eliminate any difficulties that may occur in connection with the integration of our business and the Apartments.com business. The integration process could result in the loss of key employees, loss of key clients, loss of key vendors and other business partners, increases in operating costs, increases in taxes, or the disruption of each company's ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the acquisition. Our efforts to integrate the two businesses will divert management's attention and other resources from uses that could otherwise have been beneficial to the Company. In addition, management may decide to combine or eliminate products or services currently offered by Apartments.com, which could also result in the loss of revenues, key employees, key clients, key vendors or other business partners.

During the integration process, we will depend on CV to provide certain services to us during a transitional period, including, among others, services to ensure the continued operation of the Apartments.com websites. If these services are not provided to us, we may incur additional expense to replicate or procure these services from other third parties. In addition, if our Apartments.com websites are not available to users, our reputation may be damaged and the organic search rankings of our Apartments.com websites may decline, either of which could adversely affect user traffic to our Apartments.com websites and impair our ability to market our Apartments.com services or to attract and retain advertisers for our Apartments.com webpages. Such a result could damage our competitive position, slow the adoption of our Apartments.com services and adversely affect our revenues, business, results of operations and financial condition.

We have incurred and will continue to incur acquisition-related costs. We have incurred and continue to expect to incur acquisition-related costs, including legal and accounting fees and expenses, and other related charges. We expect to incur additional costs to integrate the two companies' businesses, such as IT integration expenses, costs related to the renegotiation or transfer of vendor agreements, retention costs and severance costs. Costs in connection with the integration may be higher than expected, and we may also incur unanticipated integration-related costs. These costs could adversely affect our financial condition, results of operation or prospects of the combined business.

We have indebtedness following the completion of the acquisition, which could adversely affect us, including by decreasing our business flexibility and increasing our costs. On April 1, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing under the revolving credit facility on the Closing Date in an amount of $150.0 million were used to refinance the 2012 Credit Agreement, including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition. The 2014 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

The operating restrictions and financial covenants in the 2014 Credit Agreement and any future financing agreements may limit our ability to finance future operations or capital needs, to engage in other business activities or to respond to changes in market conditions. Our ability to comply with any financial covenants could be affected materially by events beyond our control, and we may be unable to satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing on a timely basis or at all, or on favorable terms.

We are required to make periodic principal and interest payments pursuant to the terms of the 2014 Credit Agreement. If an event of default occurs, the interest rate on overdue amounts will increase and the lenders under the 2014 Credit Agreement may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and may exercise remedies in respect of the collateral. We may not be able to repay all amounts due under the 2014 Credit Agreement in the event these amounts are declared due upon an event of default.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition. Uncertainty about the effect of the acquisition on our employees and Apartments.com employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. If our key employees or Apartments.com key employees depart, we may incur costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

Additional Risks Related to Our Business

We may be unable to increase awareness of the CoStar, LoopNet or Apartments.com brands, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our Company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as Apartments.com and LoopNet.com. In 2014, we expect to increase our investment in sales and marketing activities to increase brand awareness and grow traffic. Further, we expect that sales and marketing expenses will continue to increase as we seek to grow the number of subscribers or advertisers to our marketplaces. Increased advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our additional marketing and advertising costs through increased usage of our services, our business, results of operations and financial condition could be adversely affected.

We rely on Internet search engines to drive traffic to our websites. If search results do not feature our websites prominently, traffic to our websites would decrease and our business could be adversely affected. Google, Bing, Yahoo! and other Internet search websites drive traffic to our websites, including Apartments.com and LoopNet.com. For example, when a user types an apartment building address into an Internet search engine, organic search ranking of our Apartments.com webpages will determine how prominently such webpages are displayed in the search results. However, our ability to maintain high organic search result rankings is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than do ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings, each of which could slow the growth of our user base. Further, search engine providers could align with our competitors, which could adversely affect traffic to our websites. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future; however, if we experience a material reduction in the number of users directed to our websites through Internet search engines, our business, results of operations and financial condition could be adversely affected.

If we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenue from our marketplace businesses depends, in part, on our ability to attract users to our websites. If we fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to existing subscribers and advertisers could be adversely affected. We expect that our marketing expenses may increase in connection with our efforts to maintain or increase traffic to our websites. Our efforts to maintain or generate additional traffic to our marketplaces may not be successful. Even if we are able to attract additional users, increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products. We also face competition to attract users to our marketplace websites. Our existing and potential competitors include companies that could devote greater technical and other resources than we have available to provide services that users might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract users away from our services or provide solutions similar to our own that have the advantage of better branding or marketing resources. If we are unable to increase traffic to our marketplaces, or if we are unable to generate enough additional revenue to offset increases in expenses related to increasing traffic to our marketplaces, our business and operating results could be adversely affected.

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including the Apartments.com business and LoopNet.com, depend on advertising revenue generated primarily through sales to persons in the real estate industry, including property managers and owners, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of unique visitors to, and users of, our websites and mobile applications;

•	the quantity and quality of the leads that we provide to our advertisers;

•	the success of any increased marketing and product development efforts directed at attracting additional users and advertisers to our marketplaces;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising spending with us.

Further, with respect to the Apartments.com marketplace, our ability to attract and retain advertisers also depends on the current apartment rental market and apartment vacancy rates. If vacancy rates are too high or too low, advertisers may not need to utilize our marketplace services.

We do not have long-term contracts with most of the advertisers who advertise on our marketplaces. These advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for advertising expire, we may not be successful in renewing these subscriptions or securing new subscriptions. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness of our services as compared to alternatives. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce or discontinue their advertising with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition could be adversely affected.

If we do not invest in product development and provide services that are attractive to our users and to our advertisers, our business could be adversely affected. Our success depends on our continued improvements to provide services that make our marketplaces useful for users, and attractive to our advertisers. As a result, we must continually invest resources in research and development to improve the appeal and comprehensiveness of our services and effectively incorporate new technologies. If we are unable to provide services that users want to use, then users may become dissatisfied and use competitors’ websites. If we are unable to continue offering innovative services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We compete to attract advertisers. Large companies with significant brand recognition have large numbers of direct sales personnel and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2014	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	1,979		$174.37	—	—
February 1 through February 28	189,561		200.85	—	—
March 1 through March 31	19,693		209.96	—	—
Total	211,233	(1)	$201.45	—	—

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

COSTAR GROUP, INC.
Date:	April 24, 2014	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
10.1
Asset Purchase Agreement, dated as of February 28, 2014, by and between Classified Ventures, LLC and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed March 3, 2014).

10.2
Credit Agreement, dated as of April 1, 2014, by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed April 4, 2014).

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.