Form 10-Q
period 2014-06-30
COSTAR GROUP INC
filed 2014-07-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July18, 2014, there were 32,301,123 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$147,708	$108,999	$266,784	$213,032
Cost of revenues	39,481	32,101	73,124	65,707
Gross margin	108,227	76,898	193,660	147,325

Operating expenses:
Selling and marketing	40,889	23,536	68,634	50,514
Software development	15,143	11,488	27,494	23,590
General and administrative	26,250	22,697	51,147	52,517
Purchase amortization	9,036	3,894	12,335	8,019
	91,318	61,615	159,610	134,640
Income from operations	16,909	15,283	34,050	12,685
Interest and other income	62	83	199	187
Interest and other expense	(3,753)	(1,758)	(5,368)	(3,513)
Income before income taxes	13,218	13,608	28,881	9,359
Income tax expense, net	4,969	5,315	10,892	3,476
Net income	$8,249	$8,293	$17,989	$5,883

Net income per share — basic	$0.28	$0.30	$0.63	$0.21
Net income per share — diluted	$0.28	$0.29	$0.62	$0.21

Weighted average outstanding shares — basic	29,061	27,636	28,667	27,532
Weighted average outstanding shares — diluted	29,486	28,168	29,163	28,032

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,249	$8,293	$17,989	$5,883
Other comprehensive income, net of tax
Foreign currency translation adjustment	702	8	961	(1,632)
Net decrease in unrealized loss on investments	21	—	199	63
Total other comprehensive income	723	8	1,160	(1,569)
Total comprehensive income	$8,972	$8,301	$19,149	$4,314

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$444,857	$255,953
Accounts receivable, less allowance for doubtful accounts of approximately $4,853 and $3,397 as of June 30, 2014 and December 31, 2013, respectively	39,661	20,761
Deferred and other income taxes, net	32,436	22,506
Prepaid expenses and other current assets	10,698	6,597
Debt issuance costs, net	3,362	2,649
Total current assets	531,014	308,466

Long-term investments	21,639	21,990
Property and equipment, net	64,640	57,719
Goodwill	1,141,187	718,587
Intangibles and other assets, net	274,200	144,472
Deposits and other assets	2,120	1,855
Debt issuance costs, net	11,594	3,893
Total assets	$2,046,394	$1,256,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$24,063
Accounts payable	7,543	4,939
Accrued wages and commissions	20,247	20,104
Accrued expenses	29,530	23,200
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	2,362
Deferred revenue	37,443	34,362
Total current liabilities	117,286	111,553

Long-term debt, less current portion	375,000	129,062
Deferred gain on the sale of building	25,024	26,286
Deferred rent	24,877	22,828
Deferred income taxes, net	28,116	34,582
Income taxes payable	4,850	4,809
Total liabilities	575,153	329,120

Total stockholders’ equity	1,471,241	927,862
Total liabilities and stockholders’ equity	$2,046,394	$1,256,982
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$17,989	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,161	5,917
Amortization	23,360	14,298
Amortization of debt issuance costs	1,555	1,513
Impairment loss	1,053	—
Excess tax benefit from stock-based compensation	(26,819)	(9,750)
Stock-based compensation expense	14,259	24,482
Deferred income tax expense (benefit), net	2,433	(6,119)
Provision for losses on accounts receivable	2,036	1,043
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,358)	(9,485)
Prepaid expenses and other current assets	(3,206)	990
Deposits and other assets	(133)	199
Accounts payable and other liabilities	11,078	10,868
Deferred revenue	2,926	1,728
Net cash provided by operating activities	43,334	41,567

Investing activities:
Proceeds from sale and settlement of investments	550	78
Purchases of property and equipment and other assets	(11,437)	(8,912)
Acquisition, net of cash acquired	(584,218)	—
Net cash used in investing activities	(595,105)	(8,834)

Financing activities:
Proceeds from long-term debt	550,000	—
Payments of long-term debt	(308,125)	(8,750)
Payments of debt issuance costs	(9,969)	—
Payments of deferred consideration	(1,344)	(1,344)
Excess tax benefit from stock-based compensation	26,819	9,750
Repurchase of restricted stock to satisfy tax withholding obligations	(49,755)	(7,204)
Proceeds from equity offering, net of transaction costs	529,360	—
Proceeds from exercise of stock options and employee stock purchase plan	3,547	8,909
Net cash provided by financing activities	740,533	1,361

Effect of foreign currency exchange rates on cash and cash equivalents	142	(20)
Net increase in cash and cash equivalents	188,904	34,074
Cash and cash equivalents at the beginning of period	255,953	156,027
Cash and cash equivalents at the end of period	$444,857	$190,101
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and marketing services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”), Toronto, Canada, and parts of France, as well as its complementary online marketplaces for commercial real estate listings and apartment rentals. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2014, the results of its operations for the three and six months ended June 30, 2014 and 2013, its comprehensive income for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2014 and 2013.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation adjustment	$(3,042)	$(4,003)
Accumulated net unrealized loss on investments, net of tax	(1,328)	(1,527)
Total accumulated other comprehensive loss	$(4,370)	$(5,530)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2014	2013	2014	2013

Net income	$8,249	$8,293	$17,989	$5,883
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	29,061	27,636	28,667	27,532
Effect of dilutive securities:
Stock options and restricted stock	425	532	496	500
Denominator for diluted net income per share — weighted-average outstanding shares	29,486	28,168	29,163	28,032

Net income per share — basic	$0.28	$0.30	$0.63	$0.21
Net income per share — diluted	$0.28	$0.29	$0.62	$0.21

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	80	—	80	—

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company's achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2014, the Company had satisfied all performance and service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $0 and $3.1 million of stock-based compensation expense related to the 2012 performance-based restricted common stock for the three months ended June 30, 2014 and 2013, respectively. The Company recorded approximately $2.2 million and $14.4 million of stock-based compensation expense related to the 2012 performance-based restricted common stock for the six months ended June 30, 2014 and 2013, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $546,000 and $2.1 million for the three months ended June 30, 2014 and 2013, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $3.5 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively. The Company realized approximately $3.4 million and $2.4 million of excess tax benefits from stock options exercised and restricted stock awards vested for the three months ended June 30, 2014 and 2013, respectively and realized approximately $26.8 million and $9.8 million of excess tax benefits from stock options exercised and restricted stock awards vested for the six months ended June 30, 2014 and 2013, respectively. The effect of the excess tax benefit as of June 30, 2014 was primarily recorded in deferred and other income taxes, net and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets. The effect of the excess tax benefit as of December 31, 2013 was recorded in current income taxes payable and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$1,056	$891	$2,264	$2,292
Selling and marketing	674	1,011	1,775	2,819
Software development	1,241	1,400	2,688	3,831
General and administrative	3,409	3,854	7,532	15,540
Total stock-based compensation	$6,380	$7,156	$14,259	$24,482

Options to purchase 2,419 and 43,509 shares were exercised during the three months ended June 30, 2014 and 2013, respectively. Options to purchase 45,835 and 190,039 shares were exercised during the six months ended June 30, 2014 and 2013, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $16,000 and $111,000 as of June 30, 2014 and December 31, 2013, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $48,000 for each of the three months ended June 30, 2014 and 2013. The Company amortized capitalized product development costs of approximately $95,000 for each of the six months ended June 30, 2014 and 2013.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $15.0 million and $6.5 million as of June 30, 2014 and December 31, 2013, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $845,000 and $766,000 for the three months ended June 30, 2014 and 2013, respectively. The Company amortized debt issuance costs of approximately $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the impact this guidance will have on its financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITION

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Business”). Apartments.com is a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another, national online apartment rentals resource, and RentalHomesPlus.com, a national online rental homes guide. The acquisition increased the Company's presence in the multifamily vertical.

In consideration for the purchase of the Business, the Company paid $587.1 million in cash, including an estimated $2.1 million in connection with a preliminary net working capital adjustment as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the purchase price was reduced by approximately $2.9 million following the final determination of the net working capital of the Business as of the Closing Date, and CV paid the Company $2.9 million on July 9, 2014.

The Company applied the acquisition method to account for the Apartments.com transaction, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Accounts receivable	$11,402
Goodwill	421,724
Acquired trade names and other	71,779
Acquired customer base	69,684
Acquired database technology	11,489
Acquired building photography	1,006
Other assets and liabilities	(2,866)
Fair value of identifiable net assets acquired	$584,218

The net assets of Apartments.com were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of 10 years. The acquired database technology has an estimated useful life of 1 year due to the Company's intent to replace the existing database technology in 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of 13 years. The acquired building photography has an estimated useful life of 3 years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other are recognized on a straight-line basis over the estimated useful life. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $421.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment and the entire amount of goodwill is expected to be deductible for income tax purposes in future periods. The purchase accounting described above is preliminary and is subject to change.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Apartments.com acquisition includes: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Apartments.com's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

The Company's consolidated revenue for the three and six months ended June 30, 2014, included $25.0 million from the Apartments.com Business. The Company's consolidated income before income taxes for the three and six months ended June 30, 2014, included a $8.2 million loss before income taxes from the Apartments.com Business. The Company's consolidated revenue and income before income taxes for the three and six months ended June 30, 2013 did not include any amount from the Apartments.com Business.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2013 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$147,708	$130,578	$289,188	$254,731
Net income (loss)	$11,608	$4,468	$18,650	$(2,058)
Net income (loss) per share — basic	$0.40	$0.16	$0.65	$(0.07)
Net income (loss) per share — diluted	$0.39	$0.16	$0.64	$(0.07)

This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, including: (i) the amortization associated with the acquired intangible assets; (ii) interest expense associated with debt used to fund a portion of the acquisition; and (iii) income tax expense associated with pro forma adjustments and the historical results of Apartments.com calculated at a tax rate of 38%. The unaudited pro forma results do not include: (i) any potential synergies, cost savings or other expected benefits of the acquisition and (ii) the non-recurring acquisition costs incurred through the date of acquisition. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

As a result of the acquisition of the Apartments.com Business, the Company recorded approximately $260,000 and $1.4 million in acquisition-related costs for the three and six months ended June 30, 2014, respectively. The Company did not record any acquisition-related costs for the three and six months ended June 30, 2013.These costs include expenses directly related to acquiring the Apartments.com Business, are expensed as incurred and are recorded in general and administrative expense.

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2014 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2014 — June 30, 2015	$—
July 1, 2015 — June 30, 2019	850
July 1, 2019 — June 30, 2024	—
After June 30, 2024	20,789
Available-for-sale investments	$21,639

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2014 and 2013. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2014 and 2013. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$22,967	$408	$(1,736)	$21,639
Available-for-sale investments	$22,967	$408	$(1,736)	$21,639

As of December 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$411	$(1,938)	$21,990
Available-for-sale investments	$23,517	$411	$(1,938)	$21,990

The unrealized losses on the Company’s investments as of June 30, 2014 and December 31, 2013 were generated primarily from changes in interest rates. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$20,789	$(1,736)	$21,137	$(1,938)
Investments in an unrealized loss position	$20,789	$(1,736)	$21,137	$(1,938)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2014 and December 31, 2013, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$440,311	$—	$—	$440,311
Money market funds	13	—	—	13
Commercial paper	4,533	—	—	4,533
Auction rate securities	—	—	21,639	21,639
Total assets measured at fair value	$444,857	$—	$21,639	$466,496

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$22,168	$21,675	$21,990	$21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	21	—	199	63
Settlements	(550)	—	(550)	(50)
Balance at end of period	$21,639	$21,675	$21,639	$21,675

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2014 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	199
Settlements	(550)
Balance at June 30, 2014	$21,639

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2014, the Company held ARS with $23.8 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2014.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2014 and December 31, 2013 was approximately 4.8% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2014, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of June 30, 2014, the Company had no Level 3 liabilities. As of June 30, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $344,000. On March 28, 2013, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2012 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2012. On March 31, 2014, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2013 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2013.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$—	$1,086	$1,344	$2,304
Accretion for period	—	60	—	186
Payments made during period	—	—	(1,344)	(1,344)
Balance at end of period	$—	$1,146	$—	$1,146

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2012 to June 30, 2014 (in thousands):

Deferred Consideration
Balance at December 31, 2012	$2,304
Accretion for 2013	384
Payments made in 2013	(1,344)
Balance at December 31, 2013	1,344
Payments made from January 1, 2014 – June 30, 2014	(1,344)
Balance at June 30, 2014	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2012	$692,639	$25,439	$718,078
Effect of foreign currency translation	—	509	509
Goodwill, December 31, 2013	692,639	25,948	718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	876	876
Goodwill, June 30, 2014	$1,114,363	$26,824	$1,141,187

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of the Apartments.com Business.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	June 30, 2014	December 31, 2013	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(2,124)	(2,029)
Capitalized product development cost, net	16	111

Building photography	14,944	13,743	5
Accumulated amortization	(12,414)	(12,005)
Building photography, net	2,530	1,738

Acquired database technology	88,926	77,368	4
Accumulated amortization	(49,477)	(41,073)
Acquired database technology, net	39,449	36,295

Acquired customer base	201,120	130,960	10
Accumulated amortization	(87,534)	(74,734)
Acquired customer base, net	113,586	56,226

Acquired trade names and other (1)	129,355	59,336	13
Accumulated amortization	(10,736)	(9,234)
Acquired trade names and other, net	118,619	50,102

Intangibles and other assets, net	$274,200	$144,472

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

During the first quarter of 2014, the Company finalized a branding initiative plan that included, among other things, re-branding some of the services provided by its wholly owned subsidiaries, in order to better organize, update, streamline and optimize the Company’s branding strategy. The Company launched the branding initiative externally in the second quarter of 2014. Following the external launch of the branding initiative, the Company ceased using certain of its trade names. The Company evaluated these assets for impairment during the first quarter of 2014 and determined that the carrying value of trade names that the Company ceased using exceeded the fair value. The Company recorded an impairment charge of approximately $1.1 million in cost of revenues in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended March 31, 2014. The adjusted carrying value of the Company's trade name intangible assets associated with the branding initiative was amortized through the date of the external launch of the branding initiative and the fully amortized gross carrying amount was written off during the three months ended June 30, 2014.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT

On April 1, 2014 (the “Closing Date”), the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the 2012 Credit Agreement, including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for the Company's working capital needs and other general corporate purposes. During June 2014, the Company repaid the $150.0 million initial borrowing under the revolving credit facility. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at the origination.

Effective April 1, 2014, the Company terminated the 2012 Credit Agreement and repaid all amounts outstanding thereunder, which amounts totaled $148.8 million. The Company evaluated the debt modification and determined that the modification did not qualify as an extinguishment of debt because the change in the present value of future cash flows between the initial term loan facility under the 2012 Credit Agreement and the new term loan facility under the 2014 Credit Agreement was not considered a substantial modification.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and those of its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2014.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

As of June 30, 2014 and December 31, 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3.8 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $5.4 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $845,000 and $766,000 for the three months ended June 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Total interest paid for the term loan facility was approximately $2.8 million and $661,000 for the three months ended June 30, 2014 and 2013, respectively. Total interest paid for the term loan facility was approximately $3.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

9.	INCOME TAXES

The income tax provision for the six months ended June 30, 2014 and 2013 reflects an effective tax rate of approximately 38% and 37%, respectively.

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

On April 1, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. See Note 8 for additional information regarding the term loan facility and revolving credit facility.

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger did not maximize value to LoopNet stockholders, (iii) LoopNet and the Company made incomplete or materially misleading disclosures about the transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties stipulated to the consolidation of the actions, and to permit the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing, the plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement. The show cause hearing took place on May 13, 2014 and a follow up hearing took place July 16, 2014. At the July 16, 2014 hearing the Court again denied preliminary approval of the settlement and encouraged the parties to discuss a potential disposition of the case due to the mootness of plaintiffs’ disclosure claims. A further status conference is scheduled for November 5, 2014.  The plaintiffs have not yet indicated whether they intend to continue to pursue the litigation and, if so, the bases for any claims, in the event that the parties do not reach an agreement to dismiss the case.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix’s patents. The Company filed a motion opposing Civix’s motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix’s case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix’s original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois construed the language of the patent on September 23, 2013, and has issued a schedule providing for expert discovery and dispositive motions in this case through April 2014, but no trial date has been set. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that the Company is found liable for infringement. The Company believes that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. The Company submitted its own expert’s report of damages, which concluded that the appropriate payment to be made in the event that the Company is found liable for infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, the Company’s expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in the Company’s report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 the Company offered to settle all outstanding litigation with Civix for $600,000. On April 9, 2014 the Company offered to settle all outstanding litigation with Civix for $1.2 million. At this time the Company cannot predict the outcome of its litigation with Civix, but the Company intends to vigorously defend itself against Civix’s claims.  While the Company believes it has meritorious defenses against Civix’s claims, the Company estimates that, based on the Company’s adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.5 million in excess of the amount accrued.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company's primary service offering in the North America operating segment. FOCUS is the Company's primary service offering in the International operating segment. The Company introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company's net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company's operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
North America	$141,849	$104,236	$255,175	$203,532
International
External customers	5,859	4,763	11,609	9,500
Intersegment revenue	36	30	36	146
Total international revenue	5,895	4,793	11,645	9,646
Intersegment eliminations	(36)	(30)	(36)	(146)
Total revenues	$147,708	$108,999	$266,784	$213,032

EBITDA
North America	$37,090	$26,468	$63,458	$35,754
International	489	(1,136)	1,113	(2,854)
Total EBITDA	$37,579	$25,332	$64,571	$32,900

Reconciliation of EBITDA to net income
EBITDA	$37,579	$25,332	$64,571	$32,900
Purchase amortization in cost of revenues	(7,880)	(3,026)	(10,757)	(6,053)
Purchase amortization in operating expenses	(9,036)	(3,894)	(12,335)	(8,019)
Depreciation and other amortization	(3,754)	(3,129)	(7,429)	(6,143)
Interest income	62	83	199	187
Interest expense	(3,753)	(1,758)	(5,368)	(3,513)
Income tax expense, net	(4,969)	(5,315)	(10,892)	(3,476)
Net income	$8,249	$8,293	$17,989	$5,883

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Intersegment revenue recorded during 2014 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy (formerly known as Property and Portfolio Research (“PPR”)) by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during 2013 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam and Property and Portfolio Research Ltd. for CoStar Portfolio Strategy.

North America EBITDA includes an allocation of approximately $300,000 for each of the three months ended June 30, 2014 and 2013. North America EBITDA includes an allocation of approximately $700,000 and $300,000 for the six months ended June 30, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment.

International EBITDA includes a corporate allocation of approximately $0 and $100,000 for the three months ended June 30, 2014 and 2013, respectively. International EBITDA includes a corporate allocation of approximately $100,000 and $200,000 for the six months ended June 30, 2014 and 2013. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net
North America	$61,171	$53,733
International	3,469	3,986
Total property and equipment, net	$64,640	$57,719

Goodwill
North America	$1,114,363	$692,639
International	26,824	25,948
Total goodwill	$1,141,187	$718,587

Assets
North America	$2,099,015	$1,311,292
International	44,788	43,464
Total operating segment assets	$2,143,803	$1,354,756

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,143,803	$1,354,756
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(79,065)	(79,430)
Total assets	$2,046,394	$1,256,982

Liabilities
North America	$569,819	$324,626
International	81,915	79,266
Total operating segment liabilities	$651,734	$403,892

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$651,734	$403,892
Intersegment payables	(76,581)	(74,772)
Total liabilities	$575,153	$329,120

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	EQUITY OFFERING

During June 2014, the Company completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share. Net proceeds from the public equity offering were approximately $529.4 million, after deducting approximately $22.1 million of underwriting discounts and commissions and offering expenses of approximately $500,000. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it determines to pursue in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and marketing services to the commercial real estate industry in the United States ("U.S.") and the United Kingdom ("U.K.") based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplaces for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We have created and compiled our standardized information, analytics and marketing platform where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We also operate complementary online marketplaces for commercial real estate listings and apartment rentals.

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

Apartments, LLC (doing business as Apartments.com), a subsidiary of CoStar, operates an online apartment marketplace for renters that matches apartment seekers with apartment homes and provides property managers and owners a platform for marketing their properties.

We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings (formerly known as our Property and Portfolio Research (“PPR”) service offerings), portfolio and debt management and reporting capabilities through our CoStar Investment Analysis (formerly known as Resolve Technology) service offerings, and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager (formerly known as Virtual Premise) service offerings.

Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use properties and hospitality.

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar SuiteTM and FOCUSTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in our North America operating segment. FOCUS is our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013.

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

As of June 30, 2014 and 2013, our annualized net new sales of subscription-based services on annual contracts were approximately $16.0 million and $16.1 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2014 and 2013, our contract renewal rate for existing CoStar subscription-based services was approximately 92% and 94%, respectively, and therefore our cancellation rate for those services was approximately 8% and 6%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Recent Acquisition

We recently increased our presence in the multifamily vertical by acquiring the Apartments.com business, a national online apartment rentals resource for renters, property managers and owners. On April 1, 2014 (the “Closing Date”), we purchased from Classified Ventures, LLC (“CV”) certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Business”) for $587.1 million in cash, including an estimated $2.1 million in connection with a preliminary net working capital adjustment as of the Closing Date. The $587.1 million purchase price was later reduced by approximately $2.9 million following the final determination of the net working capital of the Apartments.com Business as of the Closing Date, and CV paid us $2.9 million on July 9, 2014.

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

On the Closing Date, we also entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and those of our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

Similar to past acquisitions, we plan to integrate, further develop and cross-sell the services offered by the Apartments.com Business and the other services we offer. We also plan to incur product development costs to improve the online Apartments.com platform, as well as increase our sales and marketing expenses in order to support the Apartments.com Business and to increase brand awareness.

Expansion and Development

We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and marketing services.

In October 2013, we introduced technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve CoStar Suite's user interface, search functionality and analytic capabilities. For example, the CoStar MultifamilyTM information search feature allows users to access our extensive multifamily property database. In addition, CoStar Lease AnalysisTM, an integrated workflow tool, provides users a simple way to produce understandable cash flows for any proposed or existing lease. We plan to continue our software development efforts on our new Lease Analysis workflow tool throughout 2014. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. Further, these technological enhancements are expected to drive continued revenue growth during the remainder of 2014 and for the foreseeable future.

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

We also introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a broker advertising service that allows brokers to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their LoopNet listings with high quality videos of interior spaces, amenities and exterior features.

We continue to integrate, develop and cross-sell the services offered by the companies we acquired, including LoopNet, CoStar Real Estate Manager, CoStar Investment Analysis and CoStar Portfolio Strategy and are working to integrate, develop and cross-sell services offered by the Apartments.com Business. In some cases, when integrating and coordinating our services and assessing industry needs, we may decide, or may have previously decided, to combine, shift focus from, de-emphasize, phase out, or eliminate a service that overlaps or is redundant with other services we offer. Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

Our revenues have increased as a result of revenue from acquired businesses and from cross-selling opportunities among the customers of CoStar and acquired companies. We expect to continue to achieve revenue synergies from acquisitions as a result of cross-selling opportunities, and we may also incur increased expenses in connection with any related marketing and sales campaigns.

To more fully integrate and connect our services and, ultimately, to provide improved access to our resources, we launched a new brand identity in May 2014. The new branding is designed to unite our flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica - with a modern, cohesive look that will enhance customers’ access to the full breadth of the Company’s information, analytics and marketplace solutions. The resulting streamlined network of platforms is expected to improve the customer experience and make it easier for customers to find the most useful tools for their commercial real estate information, analytic and marketplace needs. The new brand identity was unveiled in connection with the launch of the company’s new corporate website and newly designed website interfaces for CoStar, LoopNet and Apartments.com. Our new website interfaces provide streamlined navigation and search functions for visitors and to enable customers to quickly access our market-leading services.

Internationally, we continue to integrate our operations more fully with those in the U.S. Similar to the U.S., we intend to continue to upgrade our international platform of services and expand the coverage of our service offerings within our International segment. To further develop those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with its release in the U.S. Additionally, we upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. The International operating segment continues to experience improved financial performance. During the three months ended December 31, 2013, International EBITDA increased to a positive amount and remained a positive amount for the three and six months ended June 30, 2014 as a result of increased revenue and decreased operating expenses.

We recently expanded the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based information services and the successful cross-selling of our services to customers in existing markets.

In support of our continued expansion and development, during June 2014, we completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share, resulting in net proceeds to the company of approximately $529.4 million. We intend to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we determine to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in our sales force as the company continues to develop and grow. We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform. Any future product development or expansion of services, combination and coordination of services or elimination of services could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2014 and providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Market Conditions

The commercial real estate market has been in the past, and may again be adversely impacted by many different factors, including lower than expected job growth, which may result in reduced real estate demand; rising interest rates, which may negatively impact investment returns and property sales volumes; excessive speculative new construction, which may result in increased vacancy rates and diminished rent growth; unanticipated natural disasters and other adverse events; demographic slowing of the working-age population, which may result in reduced demand growth for all types of real estate; and U.S. and global economic issues.

Within the current economic recovery, the commercial real estate recovery has become more widespread. The commercial real estate market is generally growing; however new construction, outside of the multifamily sector, is growing at about one-half the pace of demand and at a significantly lower rate than the growth the market experienced during the period from 2006 to 2008. As indicated above, any one of many factors can have an adverse effect upon the real estate markets that we service and could negatively impact the ability and willingness of clients to purchase services from us or result in reductions of services purchased.

Despite the growth of the commercial real estate market, business consolidations, and in some circumstances, business failures, continue to occur. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at lower rates. We compete against many other commercial real estate information, analytics, and marketing service providers for business, including competitors that offer rapidly changing methods of delivering real estate information. If customers choose to cancel our services because of cost cutting, desire to access real estate information through other delivery methods, or other reasons, our revenue could decline.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2014 and December 31, 2013 was approximately 4.8% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2014, we determined there was a decline in the fair value of our ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2014. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method, and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. For equity instruments that vest based on a market condition, we estimate the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model, which also requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the equity instruments. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2014. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Goodwill and identifiable intangible assets that are not subject to amortization are tested annually for impairment by each reporting unit on October 1 of each year and are also tested for impairment more frequently based upon the existence of one or more of the above indicators. We consider our operating segments, North America and International, as our reporting units under Financial Accounting Standards Board (“FASB”) authoritative guidance for consideration of potential impairment of goodwill.

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

During the first quarter of 2014, we finalized a branding initiative plan that included, among other things, re-branding some of the services provided by our wholly owned subsidiaries, in order to better organize, update, streamline and optimize our branding strategy. We launched the branding initiative externally in the second quarter of 2014. Following the external launch of the branding initiative, we ceased using certain of our trade names. We evaluated these assets for impairment during the first quarter of 2014 and determined that the carrying value of trade names we ceased using exceeded the fair value. We recorded an impairment charge of approximately $1.1 million in cost of revenues in the condensed consolidated statements of operations within our operating segment for the three months ended March 31, 2014. The adjusted carrying value of our trade name intangible assets associated with the branding initiative was amortized through the date of the external launch of the branding initiative and the fully amortized gross carrying amount was written off during the three months ended June 30, 2014.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,249	$8,293	$17,989	$5,883
Purchase amortization in cost of revenues	7,880	3,026	10,757	6,053
Purchase amortization in operating expenses	9,036	3,894	12,335	8,019
Depreciation and other amortization	3,754	3,129	7,429	6,143
Interest income	(62)	(83)	(199)	(187)
Interest expense	3,753	1,758	5,368	3,513
Income tax expense, net	4,969	5,315	10,892	3,476
EBITDA	$37,579	$25,332	$64,571	$32,900

Net cash flows provided by (used in)
Operating activities	$49,889	$30,859	$43,334	$41,567
Investing activities	(590,956)	(4,274)	(595,105)	(8,834)
Financing activities	762,377	(3,888)	740,533	1,361

Comparison of Three Months Ended June 30, 2014 and Three Months Ended June 30, 2013

Revenues. Revenues increased to $147.7 million for the three months ended June 30, 2014, from $109.0 million for the three months ended June 30, 2013. The $38.7 million increase was primarily attributable to increased revenue of approximately $25.0 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $108.2 million for the three months ended June 30, 2014, from $76.9 million for the three months ended June 30, 2013. The gross margin percentage increased to 73.3% for the three months ended June 30, 2014, from 70.5% for the three months ended June 30, 2013. The increase in the gross margin amount and percentage was primarily due to an increase in revenue partially offset by an increase in cost of revenues of $7.4 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $40.9 million for the three months ended June 30, 2014, from $23.5 million for the three months ended June 30, 2013, and increased as a percentage of revenues to 27.7% for the three months ended June 30, 2014, compared to 21.6% for the three months ended June 30, 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Software Development Expenses. Software development expenses increased to $15.1 million for the three months ended June 30, 2014, from $11.5 million for the three months ended June 30, 2013, and decreased as a percentage of revenues to 10.3% for the three months ended June 30, 2014, compared to 10.5% for the three months ended June 30, 2013. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses increased to $26.3 million for the three months ended June 30, 2014, from $22.7 million for the three months ended June 30, 2013, and decreased as a percentage of revenues to 17.8% for the three months ended June 30, 2014, compared to 20.8% for the three months ended June 30, 2013. The increase in the amount of general and administrative expenses was primarily due to the additional general and administrative expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Purchase Amortization. Purchase amortization increased to $9.0 million for the three months ended June 30, 2014, compared to $3.9 million for the three months ended June 30, 2013, and increased as a percentage of revenues to 6.1% for the three months ended June 30, 2014, compared to 3.6% for the three months ended June 30, 2013. The increase in the amount and percentage of purchase amortization expense was primarily due to the additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income remained relatively consistent at approximately $62,000 for the three months ended June 30, 2014 compared to approximately $83,000 for the three months ended June 30, 2013.

Interest and Other Expense. Interest and other expense increased to $3.8 million for the three months ended June 30, 2014 compared to $1.8 million for the three months ended June 30, 2013. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Income Tax Expense, net. Income tax expense, net decreased to $5.0 million for the three months ended June 30, 2014, compared to $5.3 million for the three months ended June 30, 2013. This decrease was primarily due to lower income before income taxes for the three months ended June 30, 2014 as a result of our increased interest expense.

Comparison of Business Segment Results for Three Months Ended June 30, 2014 and Three Months Ended June 30, 2013

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America operating segment. North America revenues increased to $141.8 million for the three months ended June 30, 2014, from $104.2 million for the three months ended June 30, 2013. This increase in North America revenue was primarily due to increased revenue of approximately $25.0 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. FOCUS is our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. International revenues increased to $5.9 million for the three months ended June 30, 2014, compared to $4.8 million for the three months ended June 30, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue remained relatively consistent at approximately $36,000 for the three months ended June 30, 2014, compared to approximately $30,000 for the three months ended June 30, 2013. Intersegment revenue recorded during the three months ended June 30, 2014 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy (formerly known as PPR) by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during the three months ended June 30, 2013 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $37.1 million for the three months ended June 30, 2014, from $26.5 million for the three months ended June 30, 2013. The increase in North America EBITDA resulted primarily from an increase in revenues for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. International EBITDA increased to $489,000 for the three months ended June 30, 2014, from a loss of $1.1 million for the three months ended June 30, 2013. This increase in International EBITDA was primarily due to an increase in revenue. North America EBITDA includes an allocation of approximately $300,000 for each of the three months ended June 30, 2014 and 2013. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $0 and $100,000 for the three months ended June 30, 2014 and 2013, respectively. The corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

Comparison of Six Months Ended June 30, 2014 and Six Months Ended June 30, 2013

Revenues. Revenues increased to $266.8 million for the six months ended June 30, 2014, from $213.0 million for the six months ended June 30, 2013. The $53.8 million increase was primarily attributable to the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates as well as increased revenue of approximately $25.0 million from our April 1, 2014 acquisition of the Apartments.com Business.

Gross Margin. Gross margin increased to $193.7 million for the six months ended June 30, 2014, from $147.3 million for the six months ended June 30, 2013. The gross margin percentage increased to 72.6% for the six months ended June 30, 2014, from 69.2% for the six months ended June 30, 2013. The increase in the gross margin amount and percentage was primarily due to an increase in revenue partially offset by an increase in cost of revenues of $7.4 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $68.6 million for the six months ended June 30, 2014, from $50.5 million for the six months ended June 30, 2013, and increased as a percentage of revenues to 25.7% for the six months ended June 30, 2014, compared to 23.7% for the six months ended June 30, 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Software Development Expenses. Software development expenses increased to $27.5 million for the six months ended June 30, 2014, from $23.6 million for the six months ended June 30, 2013, and decreased as a percentage of revenues to 10.3% for the six months ended June 30, 2014, compared to 11.1% for the six months ended June 30, 2013. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses decreased to $51.1 million for the six months ended June 30, 2014, from $52.5 million for the six months ended June 30, 2013, and decreased as a percentage of revenues to 19.2% for the six months ended June 30, 2014, compared to 24.7% for the six months ended June 30, 2013. The decrease in the amount and percentage of general and administrative expenses was primarily due to a decrease in personnel costs of $7.2 million, a majority of which was due to decreased stock-based compensation expense, partially offset by acquisition-related costs of $1.4 million that did not occur during the six months ended June 30, 2013 and additional general and administrative expenses of $2.6 million from our April 1, 2014 acquisition of the Apartments.com Business.

Purchase Amortization. Purchase amortization increased to $12.3 million for the six months ended June 30, 2014, compared to $8.0 million for the six months ended June 30, 2013, and increased as a percentage of revenues to 4.6% for the six months ended June 30, 2014, compared to 3.8% for the six months ended and June 30, 2013. The increase in the amount and percentage of purchase amortization expense was primarily due to the additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income remained relatively consistent at approximately $199,000 for the six months ended June 30, 2014 compared to approximately $187,000 for the six months ended June 30, 2013.

Interest and Other Expense. Interest and other expense increased to $5.4 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Income Tax Expense, net. Income tax expense, net increased to $10.9 million for the six months ended June 30, 2014, compared to $3.5 million for the six months ended June 30, 2013. This increase was primarily due to higher income before income taxes for the six months ended June 30, 2014 as a result of our increased profitability.

Comparison of Business Segment Results for Six Months Ended June 30, 2014 and Six Months Ended June 30, 2013

Segment Revenues. North America revenues increased to $255.2 million for the six months ended June 30, 2014, from $203.5 million for the six months ended June 30, 2013. This increase in North America revenue was primarily due to the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates as well as increased revenue of approximately $25.0 million from our April 1, 2014 acquisition of the Apartments.com Business. International revenues increased to $11.6 million for the six months ended June 30, 2014, compared to $9.5 million for the six months ended June 30, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to approximately $36,000 for the six months ended June 30, 2014, compared to approximately $146,000 for the six months ended June 30, 2013. Intersegment revenue recorded during the six months ended June 30, 2014 was attributable to services performed for CoStar Portfolio Strategy by Grecam. Intersegment revenue recorded during the six months ended June 30, 2013 was attributable to services performed for CoStar Portfolio Strategy by Property and Portfolio Research Ltd. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $63.5 million for the six months ended June 30, 2014, from $35.8 million for the six months ended June 30, 2013. The increase in North America EBITDA resulted primarily from an increase in revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. International EBITDA increased to $1.1 million for the six months ended June 30, 2014, from a loss of $2.9 million for the six months ended June 30, 2013. This increase in International EBITDA was primarily due to an increase in revenue and a decrease in personnel costs. North America EBITDA includes an allocation of approximately $700,000 and $300,000 for the six months ended June 30, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $100,000 and $200,000 for the six months ended June 30, 2014 and 2013, respectively. The corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $444.9 million as of June 30, 2014 compared to cash and cash equivalents of $256.0 million as of December 31, 2013. The increase in cash and cash equivalents for the six months ended June 30, 2014 was primarily due to $529.4 million in net proceeds from our public equity offering in June 2014 of 3,450,000 shares of common stock for $160.00 per share and borrowings of $400.0 million under the 2014 Credit Agreement, partially offset by the net cash paid for our April 1, 2014 acquisition of the Apartments.com Business of $584.2 million and the $148.8 million repayment of the 2012 Credit Agreement.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $43.3 million compared to approximately $41.6 million for the six months ended June 30, 2013. This $1.7 million increase was primarily due to an increase of $5.8 million in net income plus non-cash items partially offset by a net decrease of $4.0 million in changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2014 was approximately $595.1 million compared to approximately $8.8 million for the six months ended June 30, 2013. This $586.3 million increase in net cash used in investing activities was primarily due to $584.2 million of cash used for the acquisition of the Apartments.com Business on April 1, 2014.

Net cash provided by financing activities was approximately $740.5 million for the six months ended June 30, 2014 compared to approximately $1.4 million for the six months ended June 30, 2013. This $739.1 million change was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014 less the $148.8 million repayment of the 2012 Credit Agreement, $150.0 million repayment of the revolving credit facility associated with the 2014 Credit Agreement and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during the six months ended June 30, 2013.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the six months ended June 30, 2014, we incurred capital expenditures of approximately $11.4 million. We expect to make aggregate capital expenditures in 2014 of approximately $25.0 million to $30.0 million, primarily related to information technology equipment and the build out of leased office space.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On April 1, 2014, we purchased the Apartments.com Business from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of the Business as of the Closing Date. On the Closing Date, we entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. We funded the purchase price for the Business at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of June 30, 2014, maturities of our borrowings under the 2014 Credit Agreement for each of the next five years ended June 30, 2015 to 2019, are expected to be $20.0 million, $20.0 million, $25.0 million, $45.0 million and $285.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at our option, either (i) during any interest period selected by us, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement), or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and those of our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, we incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

As of June 30, 2014 and December 31, 2013, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3.8 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $5.4 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $845,000 and $766,000 for the three months ended June 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Total interest paid for the term loan facility was approximately $2.8 million and $661,000 for the three months ended June 30, 2014 and 2013, respectively. Total interest paid for the term loan facility was approximately $3.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

In 2012, we granted a total of 399,413 shares pursuant to performance-based restricted common stock awards with a forfeiture date of March 31, 2017. Upon vesting of these awards during the first quarter of 2014, consistent with tax minimum withholding requirements, a portion of the shares subject to the awards were remitted by the employees for payment of their individual income tax obligations. The shares remitted were canceled and we made a cash tax payment equivalent to the fair market value of the canceled shares of approximately $31.9 million during the three months ended March 31, 2014.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2014, we had $23.8 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) for alleged patent infringement, and on or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet seeking to add CoStar as a defendant, alleging that our products also infringe Civix’s patents. The complaint seeks unspecified damages, attorneys' fees and costs. On June 21, 2012, we filed an action seeking a declaratory judgment of non-infringement and invalidity against Civix; we amended this complaint on August 14, 2012 to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of our technology licensors. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that we are found liable for infringement. We believe that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. We submitted our own expert’s report of damages, which concluded that the appropriate payment to be made in the event that we are found liable for infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, our expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in our expert's report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On November 5, 2013 we offered to settle all outstanding litigation with Civix for $600,000. On April 9, 2014 the Company offered to settle all outstanding litigation with Civix for $1.2 million. At this time we cannot predict the outcome of the litigation with Civix, but we intend to vigorously defend against Civix’s claims. While we believe we have meritorious defenses against Civix’s claims, we estimate that, based on our adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.5 million in excess of the amount accrued.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2014 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income per share, fully diluted net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, the anticipated benefits of completed acquisitions, the anticipated benefits of cross-selling efforts, the timing of future payments of principal under our $400.0 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in our 2014 Credit Agreement, acquisitions, financing plans, geographic expansion, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management's plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the Apartments.com acquisition, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses; the amount of investment for sales and marketing; the time and resources required to develop upgraded services and expansion of service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and international product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K., Toronto, Canada and France. Our functional currency for our operations in the U.K., France and Canada is the local currency. As such, fluctuations in the British Pound, Euro and Canadian dollar may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2014, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $3.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2014. As of June 30, 2014, we had $444.9 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2014, we had $395.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2014, an increase in the interest rate by 25 basis points would result in an increase of approximately $1.0 million in interest expense annually. Based on our outstanding borrowings as of June 30, 2014, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $1.0 million in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2014, auctions for $23.8 million of our investments in auction rate securities failed. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2014, we determined that there was a decline in the fair value of our ARS investments of approximately $1.3 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $1.4 billion in intangible assets as of June 30, 2014. As of June 30, 2014, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Prospectus Supplement on Form 424(b)(2) filed with the Securities and Exchange Commission on June 6, 2014 (the “Prospectus Supplement”), which could materially affect our business, financial condition or future results. The risks described in our Prospectus Supplement are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in the Prospectus Supplement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2014	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	7,084		$188.22	—	—
May 1 through May 31	36,421		157.60	—	—
June 1 through June 30	819		159.05	—	—
Total	44,324	(1)	$162.52	—	—

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

COSTAR GROUP, INC.
Date:	July 24, 2014	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.