Form 10-Q
period 2014-09-30
COSTAR GROUP INC
filed 2014-10-30
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were 32,349,264 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$153,056	$112,301	$419,840	$325,333
Cost of revenues	40,932	31,724	114,056	97,431
Gross margin	112,124	80,577	305,784	227,902

Operating expenses:
Selling and marketing	40,668	23,625	109,302	74,139
Software development	14,227	11,562	41,721	35,152
General and administrative	25,388	21,940	76,535	74,457
Purchase amortization	8,361	3,680	20,696	11,699
	88,644	60,807	248,254	195,447
Income from operations	23,480	19,770	57,530	32,455
Interest and other income	46	52	245	239
Interest and other expense	(2,698)	(1,736)	(8,066)	(5,249)
Income before income taxes	20,828	18,086	49,709	27,445
Income tax expense, net	7,871	7,034	18,763	10,510
Net income	$12,957	$11,052	$30,946	$16,935

Net income per share — basic	$0.41	$0.40	$1.04	$0.61
Net income per share — diluted	$0.40	$0.39	$1.03	$0.60

Weighted average outstanding shares — basic	31,742	27,758	29,692	27,607
Weighted average outstanding shares — diluted	32,075	28,349	30,134	28,137

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$12,957	$11,052	$30,946	$16,935
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,413)	1,652	(452)	20
Net decrease in unrealized loss on investments	42	—	241	63
Total other comprehensive income (loss)	(1,371)	1,652	(211)	83
Total comprehensive income	$11,586	$12,704	$30,735	$17,018

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$486,195	$255,953
Accounts receivable, less allowance for doubtful accounts of approximately $5,027 and $3,397 as of September 30, 2014 and December 31, 2013, respectively	39,051	20,761
Deferred and other income taxes, net	24,394	22,506
Prepaid expenses and other current assets	9,754	6,597
Debt issuance costs, net	3,358	2,649
Total current assets	562,752	308,466

Long-term investments	21,081	21,990
Property and equipment, net	70,675	57,719
Goodwill	1,139,917	718,587
Intangibles and other assets, net	257,177	144,472
Deposits and other assets	2,045	1,855
Debt issuance costs, net	10,694	3,893
Total assets	$2,064,341	$1,256,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$24,063
Accounts payable	7,604	4,939
Accrued wages and commissions	21,656	20,104
Accrued expenses	30,107	23,200
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	2,362
Deferred revenue	38,311	34,362
Total current liabilities	120,201	111,553

Long-term debt, less current portion	370,000	129,062
Deferred gain on the sale of building	24,393	26,286
Deferred rent	25,961	22,828
Deferred income taxes, net	26,532	34,582
Income taxes payable	4,881	4,809
Total liabilities	571,968	329,120

Total stockholders’ equity	1,492,373	927,862
Total liabilities and stockholders’ equity	$2,064,341	$1,256,982
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$30,946	$16,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,089	9,174
Amortization	39,644	21,063
Amortization of debt issuance costs	2,459	2,273
Impairment loss	1,799	—
Excess tax benefit from stock-based compensation	(28,167)	(15,405)
Stock-based compensation expense	20,906	32,270
Deferred income tax benefit, net	(1,236)	(6,448)
Provision for losses on accounts receivable	3,798	1,819
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,575)	(8,305)
Prepaid expenses and other current assets	(2,306)	(533)
Deposits and other assets	(68)	220
Accounts payable and other liabilities	24,712	17,413
Deferred revenue	4,035	2,352
Net cash provided by operating activities	96,036	72,828

Investing activities:
Proceeds from sale and settlement of investments	1,150	87
Purchases of property and equipment and other assets	(20,865)	(15,331)
Acquisition, net of cash acquired	(584,218)	—
Net cash used in investing activities	(603,933)	(15,244)

Financing activities:
Proceeds from long-term debt	550,000	—
Payments of long-term debt	(313,125)	(13,125)
Payments of debt issuance costs	(9,969)	—
Payments of deferred consideration	(1,344)	(1,344)
Excess tax benefit from stock-based compensation	28,167	15,405
Repurchase of restricted stock to satisfy tax withholding obligations	(49,998)	(7,563)
Proceeds from equity offering, net of transaction costs	529,360	—
Proceeds from exercise of stock options and employee stock purchase plan	5,157	15,846
Net cash provided by financing activities	738,248	9,219

Effect of foreign currency exchange rates on cash and cash equivalents	(109)	108
Net increase in cash and cash equivalents	230,242	66,911
Cash and cash equivalents at the beginning of period	255,953	156,027
Cash and cash equivalents at the end of period	$486,195	$222,938
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013, its comprehensive income for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2014 and 2013.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation adjustment	$(4,455)	$(4,003)
Accumulated net unrealized loss on investments, net of tax	(1,286)	(1,527)
Total accumulated other comprehensive loss	$(5,741)	$(5,530)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2014	2013	2014	2013

Net income	$12,957	$11,052	$30,946	$16,935
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	31,742	27,758	29,692	27,607
Effect of dilutive securities:
Stock options and restricted stock	333	591	442	530
Denominator for diluted net income per share — weighted-average outstanding shares	32,075	28,349	30,134	28,137

Net income per share — basic	$0.41	$0.40	$1.04	$0.61
Net income per share — diluted	$0.40	$0.39	$1.03	$0.60

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company's achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization ("EBITDA") over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2014, the Company had satisfied all performance and service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $0 and $3.1 million of stock-based compensation expense related to the 2012 performance-based restricted common stock for the three months ended September 30, 2014 and 2013, respectively. The Company recorded approximately $2.2 million and $17.5 million of stock-based compensation expense related to the 2012 performance-based restricted common stock for the nine months ended September 30, 2014 and 2013, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits related to stock-based compensation in excess of the associated deferred tax asset for such equity compensation. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $1.6 million and $6.9 million for the three months ended September 30, 2014 and 2013, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $5.2 million and $15.8 million for the nine months ended September 30, 2014 and 2013, respectively. The Company realized approximately $1.3 million and $5.7 million of excess tax benefits from stock options exercised and restricted stock awards vested for the three months ended September 30, 2014 and 2013, respectively and realized approximately $28.2 million and $15.4 million of excess tax benefits from stock options exercised and restricted stock awards vested for the nine months ended September 30, 2014 and 2013, respectively. The effect of the excess tax benefit as of September 30, 2014 was primarily recorded in deferred and other income taxes, net and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets. The effect of the excess tax benefit as of December 31, 2013 was recorded in current income taxes payable and additional paid-in capital included within total stockholders' equity in the condensed consolidated balance sheets.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$1,067	$1,061	$3,331	$3,353
Selling and marketing	954	944	2,729	3,763
Software development	1,179	1,608	3,867	5,439
General and administrative	3,447	4,175	10,979	19,715
Total stock-based compensation	$6,647	$7,788	$20,906	$32,270

Options to purchase 20,366 and 150,560 shares were exercised during the three months ended September 30, 2014 and 2013, respectively. Options to purchase 66,201 and 340,599 shares were exercised during the nine months ended September 30, 2014 and 2013, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company's capitalized product development costs had a total net book value of approximately $0 and $111,000 as of September 30, 2014 and December 31, 2013, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s condensed consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $16,000 and $48,000 for the three months ended September 30, 2014 and 2013, respectively. The Company amortized capitalized product development costs of approximately $111,000 and $143,000 for the nine months ended September 30, 2014 and 2013, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $14.1 million and $6.5 million as of September 30, 2014 and December 31, 2013, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $904,000 and $760,000 for the three months ended September 30, 2014 and 2013, respectively. The Company amortized debt issuance costs of approximately $2.5 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the impact this guidance will have on its financial statements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITION

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Apartments.com Business”). Apartments.com is a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource. The acquisition increased the Company's presence in the multifamily vertical.

In consideration for the purchase of the Apartments.com Business, on April 1, 2014, the Company paid $587.1 million in cash, including an estimated $2.1 million in connection with a preliminary net working capital adjustment as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the purchase price was reduced by approximately $2.9 million following the final determination of the net working capital of the Apartments.com Business as of the Closing Date, and CV paid the Company $2.9 million on July 9, 2014.

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

The Company's consolidated revenue for the three and nine months ended September 30, 2014, included $26.0 million and $51.1 million from the Apartments.com Business, respectively. The Company's consolidated income before income taxes for the three and nine months ended September 30, 2014, included a $7.5 million and $15.7 million loss before income taxes from the Apartments.com Business, respectively. The Company's consolidated revenue and income before income taxes for the three and nine months ended September 30, 2013 did not include any amount from the Apartments.com Business.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2013 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$153,056	$134,328	$442,244	$389,059
Net income	$16,044	$7,439	$34,694	$5,381
Net income per share — basic	$0.51	$0.27	$1.17	$0.19
Net income per share — diluted	$0.50	$0.26	$1.15	$0.19

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

As a result of the acquisition of the Apartments.com Business, the Company recorded approximately $1.4 million in acquisition-related costs for the nine months ended September 30, 2014. The Company did not record any acquisition-related costs for the three months ended September 30, 2014 or the three and nine months ended September 30, 2013. These costs include expenses directly related to acquiring the Apartments.com Business, are expensed as incurred and are recorded in general and administrative expense.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2014 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2014 — September 30, 2015	$—
October 1, 2015 — September 30, 2019	816
October 1, 2019 — September 30, 2024	—
After September 30, 2024	20,265
Available-for-sale investments	$21,081

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The Company had no realized gains on its investments for each of the three and nine months ended September 30, 2014 and 2013. The Company had no realized losses on its investments for each of the three and nine months ended September 30, 2014 and 2013. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of September 30, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$22,367	$374	$(1,660)	$21,081
Available-for-sale investments	$22,367	$374	$(1,660)	$21,081

As of December 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$411	$(1,938)	$21,990
Available-for-sale investments	$23,517	$411	$(1,938)	$21,990

The unrealized losses on the Company’s investments as of September 30, 2014 and December 31, 2013 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is more likely than not that the Company will not be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$20,265	$(1,660)	$21,137	$(1,938)
Investments in an unrealized loss position	$20,265	$(1,660)	$21,137	$(1,938)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2014 and December 31, 2013, respectively.

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$482,728	$—	$—	$482,728
Money market funds	655	—	—	655
Commercial paper	2,812	—	—	2,812
Auction rate securities	—	—	21,081	21,081
Total assets measured at fair value	$486,195	$—	$21,081	$507,276

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$21,639	$21,675	$21,990	$21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	42	—	241	63
Settlements	(600)	—	(1,150)	(50)
Balance at end of period	$21,081	$21,675	$21,081	$21,675

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2014 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	241
Settlements	(1,150)
Balance at September 30, 2014	$21,081

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of September 30, 2014, the Company held ARS with $23.2 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2014.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2014 and December 31, 2013 was approximately 5.1% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2014, the Company determined there was a decline in the fair value of its ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of September 30, 2014, the Company had no Level 3 liabilities. As of September 30, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of Reaction Corp. ("Reaction Web") on March 31, 2014 based on Reaction Web's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $344,000. On March 28, 2013, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2012 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2012. On March 31, 2014, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2013 and paid approximately $344,000 to the sellers of Reaction Web for the achievement of revenue milestones in 2013.

The following tables summarize changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$—	$1,146	$1,344	$2,304
Accretion for period	—	62	—	248
Payments made during period	—	—	(1,344)	(1,344)
Balance at end of period	$—	$1,208	$—	$1,208

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2012 to September 30, 2014 (in thousands):

Deferred Consideration
Balance at December 31, 2012	$2,304
Accretion for 2013	384
Payments made in 2013	(1,344)
Balance at December 31, 2013	1,344
Payments made from January 1, 2014 – September 30, 2014	(1,344)
Balance at September 30, 2014	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2012	$692,639	$25,439	$718,078
Effect of foreign currency translation	—	509	509
Goodwill, December 31, 2013	692,639	25,948	718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	(394)	(394)
Goodwill, September 30, 2014	$1,114,363	$25,554	$1,139,917

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of the Apartments.com Business.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands, except amortization period data):

	September 30, 2014	December 31, 2013	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(2,140)	(2,029)
Capitalized product development cost, net	—	111

Building photography	14,918	13,743	5
Accumulated amortization	(12,533)	(12,005)
Building photography, net	2,385	1,738

Acquired database technology	88,826	77,368	4
Accumulated amortization	(54,981)	(41,073)
Acquired database technology, net	33,845	36,295

Acquired customer base	200,430	130,960	10
Accumulated amortization	(95,264)	(74,734)
Acquired customer base, net	105,166	56,226

Acquired trade names and other (1)	128,349	59,336	13
Accumulated amortization	(12,568)	(9,234)
Acquired trade names and other, net	115,781	50,102

Intangibles and other assets, net	$257,177	$144,472

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

During the third quarter of 2014, the Company finalized and launched a separate marketing plan that included the re-branding of a service provided by another one of its wholly owned subsidiaries, in order to provide its customers with a more enhanced experience. Following the external launch of the marketing plan, the Company ceased using one of its trade names. The Company evaluated the asset for impairment during the third quarter of 2014 and determined that the carrying value of the trade name that the Company ceased using exceeded the fair value. The Company recorded an impairment charge of approximately $746,000 in cost of revenues in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended September 30, 2014.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2014.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement, are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

As of September 30, 2014 and December 31, 2013, no amounts were outstanding under the revolving credit facilities. Total interest expense for the term loan facilities and revolving credit facilities was approximately $2.7 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Total interest expense for the term loan facilities and revolving credit facilities was approximately $8.1 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $904,000 and $760,000 for the three months ended September 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $2.5 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Total interest paid for the term loan facilities was approximately $1.7 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Total interest paid for the term loan facilities was approximately $5.4 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

9.	INCOME TAXES

The income tax provision for each of the nine months ended September 30, 2014 and 2013 reflects an effective tax rate of approximately 38%.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. During September 2014, the statute of limitations expired for the Company's tax returns for tax year 2010. At the time of the expiration, no adjustments had been proposed by the Internal Revenue Service (“IRS”).

During July 2014, the IRS completed its audit of the tax returns filed by LoopNet, the Company's subsidiary, for tax years 2009, 2010, 2011 and the four months ended April 30, 2012. No adjustments were made to the financial statements as a result of the completion of the IRS audit.

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

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's then-proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger did not maximize value to LoopNet stockholders, (iii) LoopNet and the Company made incomplete or materially misleading disclosures about the transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties stipulated to the consolidation of the actions and permitted the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing, the plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement. The show cause hearing took place on May 13, 2014 and a follow up hearing took place on July 16, 2014. At the July 16, 2014 hearing the Court again denied preliminary approval of the settlement and encouraged the parties to discuss a potential disposition of the case due to the mootness of plaintiffs’ disclosure claims. The parties engaged in such discussions, and on October 14, 2014, the plaintiffs requested that the Court dismiss their claims with prejudice.  Upon entry of the dismissal, the Company (and its insurer) have agreed to reimburse certain legal fees to plaintiffs’ counsel, of which the Company will be responsible for approximately $200,000.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix’s patents. The Company filed a motion opposing Civix’s motion, and on June 21, 2012, the district court denied Civix's motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix’s case against LoopNet to the Northern District of Illinois, where both cases are now pending. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix’s original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois construed the language of the patent on September 23, 2013, but no trial date has been set. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that the Company is found liable for infringement. The Company believes that Civix’s calculation of damages is based on improper assumptions and miscalculations, and is otherwise unsupported. The Company submitted its own expert’s report of damages, which concluded that the appropriate payment to be made in the event that the Company is found liable for infringement is significantly less than Civix’s estimate of appropriate damages. Moreover, the Company’s expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not be used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in the Company’s report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. On October 6, 2014 the Company offered to settle all outstanding litigation with Civix for $1.5 million. The Court subsequently granted a motion submitted by the parties requesting a settlement conference, which is scheduled to take place on November 20, 2014. At this time the Company cannot predict the outcome of its litigation with Civix, but the Company intends to vigorously defend itself against Civix’s claims.  While the Company believes it has meritorious defenses against Civix’s claims, the Company estimates that, based on the Company’s adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.2 million in excess of the amount accrued.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company's primary service offering in the North America and International operating segments. Prior to the third quarter of 2014, FOCUSTM was the Company's primary service offering in the International operating segment. The Company introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company's net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company's operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
North America	$146,899	$107,230	$402,074	$310,762
International
External customers	6,157	5,071	17,766	14,571
Intersegment revenue	5	131	41	277
Total International revenue	6,162	5,202	17,807	14,848
Intersegment eliminations	(5)	(131)	(41)	(277)
Total revenues	$153,056	$112,301	$419,840	$325,333

EBITDA
North America	$42,929	$30,855	$106,387	$66,609
International	763	(1,063)	1,876	(3,917)
Total EBITDA	$43,692	$29,792	$108,263	$62,692

The reconciliation of EBITDA to net income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA	$43,692	$29,792	$108,263	$62,692
Purchase amortization in cost of revenues	(7,790)	(2,954)	(18,547)	(9,007)
Purchase amortization in operating expenses	(8,361)	(3,680)	(20,696)	(11,699)
Depreciation and other amortization	(4,061)	(3,388)	(11,490)	(9,531)
Interest income	46	52	245	239
Interest expense	(2,698)	(1,736)	(8,066)	(5,249)
Income tax expense, net	(7,871)	(7,034)	(18,763)	(10,510)
Net income	$12,957	$11,052	$30,946	$16,935

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Intersegment revenue recorded during 2014 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during 2013 was attributable to services performed for CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam and Property and Portfolio Research Ltd. for CoStar Portfolio Strategy.

North America EBITDA includes an allocation of approximately $200,000 and $300,000 for the three months ended September 30, 2014 and 2013, respectively. North America EBITDA includes an allocation of approximately $900,000 and $600,000 for the nine months ended September 30, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment.

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended September 30, 2014 and 2013. International EBITDA includes a corporate allocation of approximately $200,000 and $300,000 for the nine months ended September 30, 2014 and 2013, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net
North America	$67,712	$53,733
International	2,963	3,986
Total property and equipment, net	$70,675	$57,719

Goodwill
North America	$1,114,363	$692,639
International	25,554	25,948
Total goodwill	$1,139,917	$718,587

Assets
North America	$2,118,504	$1,311,292
International	42,969	43,464
Total operating segment assets	$2,161,473	$1,354,756

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,161,473	$1,354,756
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(78,788)	(79,430)
Total assets	$2,064,341	$1,256,982

Liabilities
North America	$566,996	$324,626
International	78,145	79,266
Total operating segment liabilities	$645,141	$403,892

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$645,141	$403,892
Intersegment payables	(73,173)	(74,772)
Total liabilities	$571,968	$329,120

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	EQUITY OFFERING

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

We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings, portfolio and debt management and reporting capabilities through our CoStar Investment Analysis service offerings, and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use properties and hospitality.

Subscription-Based Services

Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in our North America and International operating segments. Prior to the third quarter of 2014, FOCUSTM was our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013.

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

As of September 30, 2014 and 2013, our annualized net new sales of subscription-based services on annual contracts were approximately $15.4 million and $13.7 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended September 30, 2014 and 2013, our contract renewal rate for existing CoStar subscription-based services was approximately 92% and 93%, respectively, and therefore our cancellation rate for those services was approximately 8% and 7%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Recent Acquisition

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring the Apartments.com business, a national online apartment rentals resource for renters, property managers and owners. We purchased from Classified Ventures, LLC (“CV”) certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively, the “Apartments.com Business”) for $584.2 million in cash, after taking into account net working capital adjustments.

Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource.

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

Similar to past acquisitions, we plan to integrate, further develop and cross-sell the services offered by the Apartments.com Business and the other services we offer. We also plan to incur product development costs to improve the online Apartments.com platform, as well as to increase our sales and marketing expenses in order to support the Apartments.com Business and to increase brand awareness.

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

We have also introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a broker advertising service that allows brokers to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their LoopNet listings with high quality videos of interior spaces, amenities and exterior features.

We continue to integrate, develop and cross-sell the services offered by the companies we have acquired, including LoopNet, CoStar Real Estate Manager (formerly known as Virtual Premise), CoStar Investment Analysis (formerly known as Resolve Technology) and CoStar Portfolio Strategy (formerly known as Property and Portfolio Research), and we are working to integrate, develop and cross-sell services offered by the Apartments.com Business. Our objective is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out service offerings, we may experience reduced revenues and earnings. In deciding whether to eliminate or phase out a service offering, we evaluate whether we expect such actions could, over time, ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where eventually all listings would be paid and it would be free to search the site. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. We are assessing the best strategy to implement this shift and convert customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time. At this time, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

Our revenues have increased as a result of revenue from acquired businesses and from cross-selling opportunities among the customers of CoStar and acquired companies. We expect to continue to achieve revenue synergies from acquisitions as a result of cross-selling opportunities. We may incur increased expenses in connection with any related marketing and sales campaigns involving cross-selling opportunities and initiatives and in connection with promotion of our new services and brands.

To more fully integrate and connect our services and, ultimately, to provide improved access to our resources, we launched a new brand identity in May 2014. The new branding is designed to unite our flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica - with a modern, cohesive look that will enhance customers’ access to the full breadth of the Company’s information, analytics and marketplace solutions. The resulting streamlined network of platforms is expected to improve the customer experience and make it easier for customers to find the most useful tools for their commercial real estate information, analytic and marketplace needs. The new brand identity was unveiled in connection with the launch of the company’s new corporate website and newly designed website interfaces for CoStar, LoopNet and Apartments.com. Our new website interfaces provide streamlined navigation and search functions for visitors and enable customers to quickly access our market-leading services.

Internationally, we continue to integrate our operations more fully with those in the U.S. Similar to the U.S., we intend to continue to upgrade our international platform of services and expand the coverage of our service offerings within our International segment. To further those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with its release in the U.S. Additionally, we upgraded our back-end research operations, fulfillment and Customer Relationship Management (“CRM”) systems to support these new U.K. services. The International operating segment continues to experience improved financial performance. During the three months ended December 31, 2013, International EBITDA increased to a positive amount and remained a positive amount for the three and nine months ended September 30, 2014 as a result of increased revenue and decreased operating expenses.

We recently expanded the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we plan to expand our research into additional Canadian cities. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based information services and the successful cross-selling of our services to customers in existing markets.

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

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the company continues to develop and grow. We are also investing in our research capacity to support continued growth of our information and analytics offerings, to support the Apartments.com Business and to expand into additional Canadian markets. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2014 and providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Market Conditions

The commercial real estate market has in the past been, and may again be, adversely impacted by many different factors, including lower than expected job growth, which may result in reduced real estate demand; rising interest rates, which may negatively impact investment returns and property sales volumes; excessive speculative new construction, which may result in increased vacancy rates and diminished rent growth; unanticipated natural disasters and other adverse events such as demographic slowing of the growth in the working-age population, which may result in reduced demand growth for all types of real estate; and U.S. and global economic issues.

Within the current economic recovery, the commercial real estate recovery has become more widespread. The commercial real estate market is generally growing, and new construction is starting to increase for all property types. While the increase in new construction is a normal part of the real estate cycle, the additional new construction is likely to eventually cause an increase in market vacancy rates and slow or even reduce rental rates. As indicated above, any one of many factors can have an adverse effect upon the real estate markets that we service and could negatively impact the ability and willingness of clients to purchase services from us or result in reductions of services purchased.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2014 and December 31, 2013 was approximately 5.1% and 4.9%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2014, we determined there was a decline in the fair value of our ARS investments of approximately $1.3 million. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2014. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2014. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2013, that revenues will increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations. The International reporting unit continues to experience improved financial performance.

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

As of October 1, 2013, the date of our most recent annual impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2013 that would indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable.

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

During the third quarter of 2014, we finalized and launched a separate marketing plan that included the re-branding of a service provided by another one of our wholly owned subsidiaries, in order to provide our customers with a more enhanced experience. Following the external launch of the branding initiative, we ceased using one of our trade names. We evaluated the asset for impairment during the third quarter of 2014 and determined that the carrying value of the trade name that we ceased using exceeded the fair value. We recorded an impairment charge of approximately $746,000 in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the three months ended September 30, 2014.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$12,957	$11,052	$30,946	$16,935
Purchase amortization in cost of revenues	7,790	2,954	18,547	9,007
Purchase amortization in operating expenses	8,361	3,680	20,696	11,699
Depreciation and other amortization	4,061	3,388	11,490	9,531
Interest income	(46)	(52)	(245)	(239)
Interest expense	2,698	1,736	8,066	5,249
Income tax expense, net	7,871	7,034	18,763	10,510
EBITDA	$43,692	$29,792	$108,263	$62,692

Net cash flows provided by (used in)
Operating activities	$52,702	$31,261	$96,036	$72,828
Investing activities	(8,828)	(6,410)	(603,933)	(15,244)
Financing activities	(2,285)	7,858	738,248	9,219

Comparison of Three Months Ended September 30, 2014 and Three Months Ended September 30, 2013

Revenues. Revenues increased to $153.1 million for the three months ended September 30, 2014, from $112.3 million for the three months ended September 30, 2013. The $40.8 million increase was primarily attributable to increased revenue of approximately $26.0 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $112.1 million for the three months ended September 30, 2014, from $80.6 million for the three months ended September 30, 2013. The gross margin percentage increased to 73.3% for the three months ended September 30, 2014, from 71.8% for the three months ended September 30, 2013. The increase in the gross margin amount and percentage was primarily due to an increase in revenues partially offset by an increase in cost of revenues of $9.2 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $40.7 million for the three months ended September 30, 2014, from $23.6 million for the three months ended September 30, 2013, and increased as a percentage of revenues to 26.6% for the three months ended September 30, 2014, compared to 21.0% for the three months ended September 30, 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Software Development Expenses. Software development expenses increased to $14.2 million for the three months ended September 30, 2014, from $11.6 million for the three months ended September 30, 2013, and decreased as a percentage of revenues to 9.3% for the three months ended September 30, 2014, compared to 10.3% for the three months ended September 30, 2013. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses increased to $25.4 million for the three months ended September 30, 2014, from $21.9 million for the three months ended September 30, 2013, and decreased as a percentage of revenues to 16.6% for the three months ended September 30, 2014, compared to 19.5% for the three months ended September 30, 2013. The increase in the amount of general and administrative expenses was primarily due to the additional general and administrative expenses of $1.5 million from our April 1, 2014 acquisition of the Apartments.com Business, an increase in certain personnel costs of approximately $800,000 and an increase in bad debt expense of approximately $700,000.

Purchase Amortization. Purchase amortization increased to $8.4 million for the three months ended September 30, 2014, compared to $3.7 million for the three months ended September 30, 2013, and increased as a percentage of revenues to 5.5% for the three months ended September 30, 2014, compared to 3.3% for the three months ended September 30, 2013. The increase in the amount and percentage of purchase amortization expense was primarily due to the additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income decreased slightly to approximately $46,000 for the three months ended September 30, 2014 compared to approximately $52,000 for the three months ended September 30, 2013.

Interest and Other Expense. Interest and other expense increased to $2.7 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Income Tax Expense, net. Income tax expense, net increased to $7.9 million for the three months ended September 30, 2014, compared to $7.0 million for the three months ended September 30, 2013. This increase was primarily due to higher income before income taxes for the three months ended September 30, 2014 as a result of our increased profitability.

Comparison of Business Segment Results for Three Months Ended September 30, 2014 and Three Months Ended September 30, 2013

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America and International operating segments. Prior to the third quarter of 2014, FOCUS was our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. North America revenues increased to $146.9 million for the three months ended September 30, 2014, from $107.2 million for the three months ended September 30, 2013. This increase in North America revenue was primarily due to increased revenue of approximately $26.0 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $6.2 million for the three months ended September 30, 2014, compared to $5.1 million for the three months ended September 30, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to approximately $5,000 for the three months ended September 30, 2014, compared to approximately $131,000 for the three months ended September 30, 2013. Intersegment revenue recorded during the three months ended September 30, 2014 was attributable to services performed for CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during the three months ended September 30, 2013 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $42.9 million for the three months ended September 30, 2014, from $30.9 million for the three months ended September 30, 2013. The increase in North America EBITDA resulted primarily from an increase in revenues for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. International EBITDA increased to $763,000 for the three months ended September 30, 2014, from a loss of $1.1 million for the three months ended September 30, 2013. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $200,000 and $300,000 for the three months ended September 30, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended September 30, 2014 and 2013. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

Comparison of Nine Months Ended September 30, 2014 and Nine Months Ended September 30, 2013

Revenues. Revenues increased to $419.8 million for the nine months ended September 30, 2014, from $325.3 million for the nine months ended September 30, 2013. The $94.5 million increase was primarily attributable to increased revenue of approximately $51.1 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $305.8 million for the nine months ended September 30, 2014, from $227.9 million for the nine months ended September 30, 2013. The gross margin percentage increased to 72.8% for the nine months ended September 30, 2014, from 70.1% for the nine months ended September 30, 2013. The increase in the gross margin amount and percentage was primarily due to an increase in revenues partially offset by an increase in cost of revenues of $16.6 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $109.3 million for the nine months ended September 30, 2014, from $74.1 million for the nine months ended September 30, 2013, and increased as a percentage of revenues to 26.0% for the nine months ended September 30, 2014, compared to 22.8% for the nine months ended September 30, 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Software Development Expenses. Software development expenses increased to $41.7 million for the nine months ended September 30, 2014, from $35.2 million for the nine months ended September 30, 2013, and decreased as a percentage of revenues to 9.9% for the nine months ended September 30, 2014, compared to 10.8% for the nine months ended September 30, 2013. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses increased to $76.5 million for the nine months ended September 30, 2014, from $74.5 million for the nine months ended September 30, 2013, and decreased as a percentage of revenues to 18.2% for the nine months ended September 30, 2014, compared to 22.9% for the nine months ended September 30, 2013. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $4.2 million from our April 1, 2014 acquisition of the Apartments.com Business, bad debt expense of approximately $1.4 million and depreciation of approximately $900,000 as well as acquisition-related costs of $1.4 million that did not occur during the nine months ended September 30, 2013. These increases were partially offset by a decrease in personnel costs of $6.9 million, a majority of which was due to decreased stock-based compensation expense.

Purchase Amortization. Purchase amortization increased to $20.7 million for the nine months ended September 30, 2014, compared to $11.7 million for the nine months ended September 30, 2013, and increased as a percentage of revenues to 4.9% for the nine months ended September 30, 2014, compared to 3.6% for the nine months ended September 30, 2013. The increase in the amount and percentage of purchase amortization expense was primarily due to the additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income increased slightly to approximately $245,000 for the nine months ended September 30, 2014 compared to approximately $239,000 for the nine months ended September 30, 2013.

Interest and Other Expense. Interest and other expense increased to $8.1 million for the nine months ended September 30, 2014 compared to $5.2 million for the nine months ended September 30, 2013. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Income Tax Expense, net. Income tax expense, net increased to $18.8 million for the nine months ended September 30, 2014, compared to $10.5 million for the nine months ended September 30, 2013. This increase was primarily due to higher income before income taxes for the nine months ended September 30, 2014 as a result of our increased profitability.

Comparison of Business Segment Results for Nine Months Ended September 30, 2014 and Nine Months Ended September 30, 2013

Segment Revenues. North America revenues increased to $402.1 million for the nine months ended September 30, 2014, from $310.8 million for the nine months ended September 30, 2013. This increase in North America revenue was primarily due to increased revenue of approximately $51.1 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $17.8 million for the nine months ended September 30, 2014, compared to $14.6 million for the nine months ended September 30, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to approximately $41,000 for the nine months ended September 30, 2014, compared to approximately $277,000 for the nine months ended September 30, 2013. Intersegment revenue recorded during the nine months ended September 30, 2014 was attributable to services performed for CoStar Portfolio Strategy by Grecam. Intersegment revenue recorded during the nine months ended September 30, 2013 was attributable to services performed for CoStar Portfolio Strategy by Property and Portfolio Research Ltd. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $106.4 million for the nine months ended September 30, 2014, from $66.6 million for the nine months ended September 30, 2013. The increase in North America EBITDA resulted primarily from an increase in revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. International EBITDA increased to $1.9 million for the nine months ended September 30, 2014, from a loss of $3.9 million for the nine months ended September 30, 2013. This increase in International EBITDA was primarily due to an increase in revenues and a decrease in operating expenses. North America EBITDA includes an allocation of approximately $900,000 and $600,000 for the nine months ended September 30, 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $200,000 and $300,000 for the nine months ended September 30, 2014 and 2013, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $486.2 million as of September 30, 2014 compared to cash and cash equivalents of $256.0 million as of December 31, 2013. The increase in cash and cash equivalents for the nine months ended September 30, 2014 was primarily due to $529.4 million in net proceeds from our public equity offering in June 2014 of 3,450,000 shares of common stock for $160.00 per share and borrowings of $400.0 million under the 2014 Credit Agreement, partially offset by the net cash paid for our April 1, 2014 acquisition of the Apartments.com Business of $584.2 million and the $148.8 million repayment of the amounts owed under the 2012 Credit Agreement.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $96.0 million compared to approximately $72.8 million for the nine months ended September 30, 2013. This $23.2 million increase was primarily due to an increase of $19.5 million in net income plus non-cash items as well as a net increase of $3.7 million in changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2014 was approximately $603.9 million compared to approximately $15.2 million for the nine months ended September 30, 2013. This $588.7 million increase in net cash used in investing activities was primarily due to $584.2 million of cash used for the acquisition of the Apartments.com Business on April 1, 2014.

Net cash provided by financing activities was approximately $738.2 million for the nine months ended September 30, 2014 compared to approximately $9.2 million for the nine months ended September 30, 2013. This $729.0 million change was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014 less the $148.8 million repayment of amounts owed under the 2012 Credit Agreement, $150.0 million repayment of the revolving credit facility associated with the 2014 Credit Agreement and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during the nine months ended September 30, 2013.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the nine months ended September 30, 2014, we incurred capital expenditures of approximately $20.9 million. We expect to make aggregate capital expenditures in 2014 of approximately $25.0 million to $30.0 million, primarily related to information technology equipment and the build out of leased office space.

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

On April 1, 2014, we purchased the Apartments.com Business from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of the Apartments.com Business as of the Closing Date. On the Closing Date, we entered into a Credit Agreement (the “2014 Credit Agreement”) by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. We funded the purchase price for the Apartments.com Business at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of September 30, 2014, maturities of our borrowings under the 2014 Credit Agreement for each of the next five years ended September 30, 2015 to 2019, are expected to be $20.0 million, $20.0 million, $30.0 million, $50.0 million and $270.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

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

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, we incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement, are capitalized and amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

As of September 30, 2014 and December 31, 2013, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $2.7 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Total interest expense for the term loan facilities and revolving credit facilities was approximately $8.1 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $904,000 and $760,000 for the three months ended September 30, 2014 and 2013, respectively. Interest expense included amortized debt issuance costs of approximately $2.5 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Total interest paid for the term loan facilities was approximately $1.7 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Total interest paid for the term loan facilities was approximately $5.4 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

In 2012, we granted a total of 399,413 shares pursuant to performance-based restricted common stock awards with a forfeiture date of March 31, 2017. Upon vesting of these awards during the first quarter of 2014, consistent with minimum tax withholding requirements, a portion of the shares subject to the awards were remitted by the employees for payment of their individual income tax obligations. The shares remitted were canceled and we made a cash tax payment equivalent to the fair market value of the canceled shares of approximately $31.9 million during the three months ended March 31, 2014.

As of September 30, 2014, we had $23.2 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) for alleged patent infringement, and on or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet seeking to add CoStar as a defendant, alleging that our products also infringe Civix’s patents. The complaint seeks unspecified damages, attorneys' fees and costs. On October 6, 2014 we offered to settle all outstanding litigation with Civix for $1.5 million. The Court subsequently granted a motion submitted by the parties requesting a settlement conference, which is scheduled to take place on November 20, 2014. At this time we cannot predict the outcome of the litigation with Civix, but we intend to vigorously defend against Civix’s claims. While we believe we have meritorious defenses against Civix’s claims, we estimate that, based on our adjusted calculation of Civix’s alleged damages, the matter could result in a loss of up to $2.2 million in excess of the amount accrued.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial statements.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the Apartments.com acquisition, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded services and expansion of service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and marketing services to the commercial real estate and related business community in the U.S., U.K., Toronto, Canada and France. Our functional currency for our operations in the U.K., France and Canada is the local currency. As such, fluctuations in the British Pound, Euro and Canadian dollar may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2014, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.5 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2014. As of September 30, 2014, we had $486.2 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of September 30, 2014, we had $390.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of September 30, 2014, an increase in the interest rate by 25 basis points would result in an increase of approximately $1.0 million in interest expense annually. Based on our outstanding borrowings as of September 30, 2014, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $1.0 million in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2014, $23.2 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2014, we determined that there was a decline in the fair value of our ARS investments of approximately $1.3 million, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders' equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $1.4 billion in intangible assets as of September 30, 2014. As of September 30, 2014, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2014	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	218		$142.43	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	1,424		149.12	—	—
Total	1,642	(1)	$148.23	—	—

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

COSTAR GROUP, INC.
Date:	October 30, 2014	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.