Form 10-K
period 2014-12-31
COSTAR GROUP INC
filed 2015-02-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2014 on the Nasdaq Stock Market, Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $4.9 billion.

As of February 20, 2015, there were 32,311,866 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly owned subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, founded in 1987, is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplaces for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use properties and hospitality. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France.

Strategy

Since our founding, our strategy has been to provide commercial real estate professionals with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on U.S. commercial real estate. As we have grown and further developed our plans, we have expanded our services for commercial real estate information, analytics and online marketplaces in an effort to continue to meet the needs of this industry as it grows and evolves. We have also extended our offering of comprehensive commercial real estate information to include London and other parts of the U.K., Toronto, Canada, and parts of France, through acquisitions and internal growth and development. Information about CoStar’s revenues from, and long-lived assets and total assets located in, foreign countries is included in Notes 2 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The revenues; net income before interest, income taxes, depreciation and amortization (“EBITDA”); and total assets and liabilities for each of our segments are set forth in Note 12 to our consolidated financial statements. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our commercial real estate content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. We also operate complementary online marketplaces for commercial real estate listings and apartment rentals.

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

Apartments, LLC (doing business as Apartments.com), our subsidiary, operates an online apartment marketplace for renters that matches apartment seekers with apartment homes and provides property managers and owners a platform for marketing their properties. Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties, and a research effort to document the apartment industry in the U.S. CoStar designed the new Apartments.com site, which was launched in February 2015, around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The newly launched site provides a comprehensive selection of rentals, information on actual rental availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other important facts. To help renters find the information that meets their needs, the new site also offers innovative search tools.

We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings, portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We have created and are continually improving our standardized platform of information, analytics and online marketplaces where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and online marketplaces; a large team of analysts and economists; and a large base of clients. Our database has been developed and enhanced for more than 27 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated over 90 proprietary databases.

We have five flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica. Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in our North America and International operating segments. Prior to the third quarter of 2014, FOCUSTM was our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013.

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than charging fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number and types of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Expansion and Growth

Acquisitions

We have continually expanded the geographical coverage of our existing information services and developed new information, analytics and online marketplace services. In addition to internal growth, we have grown our business through strategic acquisitions.

Historically, our expansion includes the acquisitions of Chicago ReSource in Chicago in 1996 and New Market Systems in San Francisco in 1997. In August 1998, we expanded into the Houston region through the acquisition of Houston-based real estate information provider C Data Services. In January 1999, we expanded further into the Midwest and Florida by acquiring LeaseTrend and into Atlanta and Dallas/Fort Worth by acquiring Jamison Research. In February 2000, we acquired COMPS.COM, a San Diego-based provider of commercial real estate information. In November 2000, we acquired First Image Technologies, a California-based provider of commercial real estate software. In September 2002, we expanded further into Portland, Oregon through the acquisition of certain assets of Napier Realty Advisors (doing business as REAL-NET). In January 2003, we established a base in the U.K. with our acquisition of London-based FOCUS Information Limited. In May 2004, we expanded into Tennessee through the acquisition of Peer Market Research, and in June 2004, we extended our coverage of the U.K. through the acquisition of Scottish Property Network. In September 2004, we strengthened our position in Denver, Colorado through the acquisition of substantially all of the assets of RealComp, a local comparable sales information provider.

In January 2005, we acquired National Research Bureau, a Connecticut-based provider of U.S. shopping center information. In December 2006, our U.K. subsidiary, CoStar Limited, acquired Grecam S.A.S. (“Grecam”), a provider of commercial property information and market-level surveys, studies and consulting services located in Paris, France. In February 2007, CoStar Limited also acquired Property Investment Exchange Limited (“Propex”), a provider of commercial property information and operator of an electronic platform that facilitates the exchange of investment property located in London, England. In April 2008, we acquired the assets of First CLS (doing business as the Dorey Companies and DoreyPRO), an Atlanta-based provider of local commercial real estate information. In July 2009, we acquired Massachusetts-based CoStar Portfolio Strategy (formerly known as Property and Portfolio Research), a provider of real estate analysis, market forecasts and credit risk analytics to the commercial real estate industry, and its wholly owned U.K. subsidiary Property and Portfolio Research Ltd., and in October 2009, we acquired Massachusetts-based CoStar Investment Analysis (formerly known as Resolve Technology), a provider of business intelligence and portfolio management software serving the institutional real estate investment industry. In October 2011, we acquired CoStar Real Estate Manager (formerly known as Virtual Premise), a Software as a Service, or on-demand software provider of real estate and lease management solutions located in Atlanta, Georgia. In April 2012, we completed the acquisition of LoopNet, an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. More recently, on April 1, 2014, we purchased certain assets and assumed certain liabilities related to the Apartments.com business (collectively, the “Apartments.com Business”), a national online apartment rentals resource for renters, property managers and owners, from Classified Ventures, LLC (“CV”).

Expansion and Development

We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, analytics and online marketplace solutions.

In October 2013, we introduced technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve Costar Suite's user interface, search functionality and analytic capabilities. For example, the CoStar Multifamily® information search feature allows users to access our extensive multifamily property database. In addition, CoStar Lease AnalysisTM, an integrated workflow tool, provides users a simple way to produce understandable cash flows for any proposed or existing lease. We plan to continue our software development efforts to enhance our new Lease Analysis workflow tool and to develop other potential lease comparable services in 2015.

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

In 2014, we introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a targeted advertising service that allows brokers or firms to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their LoopNet listings with high quality videos of interior spaces, amenities and exterior features.

In February 2015, as a result of our product development efforts, we launched a new Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we plan to embark on a wide-scale marketing campaign commencing during the first quarter of 2015 and running throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com, including an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business. The marketing campaign is expected to feature television and radio advertising, online/digital advertising, social media and out-of-home ads and will be reinforced by Search Engine Marketing.

We continue to integrate, develop and cross-sell the services offered by the businesses we have acquired, including Apartments.com and LoopNet. We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. For example, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free.

To more fully integrate and connect our services and, ultimately, to provide improved access to our resources, we launched a new brand identity in May 2014. The new branding is designed to unite our flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica - with a modern, cohesive look that will enhance customers’ access to the full breadth of our information, analytics and marketplace solutions. The resulting streamlined network of platforms is expected to improve the customer experience and make it easier for customers to find the most useful tools for their commercial real estate information, analytic and marketplace needs. The new brand identity was unveiled in connection with the launch of our new corporate website and newly designed website interfaces for CoStar, LoopNet and Apartments.com. Our new website interfaces provide streamlined navigation and search functions for visitors and enable customers to quickly access our market-leading services.

Internationally, we continue to integrate our operations more fully with those in the U.S. Similar to our North America operating segment, we intend to continue to upgrade our international platform of services and expand the coverage of our service offerings within our International segment. To further those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with its release in the U.S. Additionally, we upgraded our back-end research operations, fulfillment and Customer Relationship Management systems to support these new U.K. services. The financial performance of our International operating segment continues to improve. During the twelve months ended December 31, 2014, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses as compared to the twelve months ended December 31, 2013. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

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

In support of our continued expansion and development, during June 2014, we completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share, resulting in net proceeds to the Company of approximately $529.4 million. We intend to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we decide to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes.

Industry Overview

The market for commercial real estate information and analysis is vast based on the variety, volume and value of transactions related to commercial real estate. Each transaction has multiple participants and multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information and analysis. Members of the commercial real estate and related business community require daily access to current data such as space availability, properties for sale, rental units available, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. Market research (including historical and forecast conditions) and applied analytics have also become instrumental to the success of commercial real estate industry participants operating in the current economic environment. There is a strong need for an efficient marketplace, where commercial real estate professionals can exchange information, evaluate opportunities using standardized data and interpretive analyses, and interact with each other on a continuous basis.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, approximately 1,481 researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

Within the apartment rental community, most apartment websites primarily supply only the listings that property owners pay to advertise and often return results that are inconsistent with the renter's search criteria. These limited results generally do not provide information about the actual rental availabilities. We believe that consumers expect accurate, actionable and comprehensive apartment rental information. To create the new Apartments.com website, we have drawn on our multifamily database and undertaken a research effort collecting and verifying information and visiting and photographing properties. With the launch of the new Apartments.com website, we believe that we have created an easily searchable site with a comprehensive selection of rentals, information on actual rental availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other important facts.

CoStar’s Comprehensive Database

CoStar has spent more than 27 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images.

As of January 30, 2015, our database of real estate information covered the U.S., London, England and other parts of the U.K., and contained information about:

•	Approximately 1.3 million sale and lease listings;

•	Approximately 4.5 million total properties;

•	Approximately 8.2 billion square feet of sale and lease listings;

•	Approximately 5.8 million tenants;

•	Approximately 2.3 million sales transactions valued in the aggregate at approximately $5.7 trillion; and

•	Approximately 16.5 million digital attachments, including building photographs, aerial photographs, plat maps and floor plans.

This highly complex database is comprised of hundreds of data fields, tracking such categories as:

•	Location	•	Mortgage and deed information
•	Site and zoning information	•	For-sale information
•	Building characteristics	•	Income and expense histories
•	Space availability	•	Tenant names
•	Tax assessments	•	Lease expirations
•	Ownership	•	Contact information
•	Sales and lease comparables	•	Historical trends
•	Space requirements	•	Demographic information
•	Number of retail stores	•	Retail sales per square foot

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2014, our full time researchers and contractors drove millions of miles, conducted hundreds of thousands of on-site building inspections, and conducted millions of interviews of brokers, owners, tenants, apartment community owners and property managers.

Research Department. As of January 30, 2015, we had approximately 1,481 commercial real estate research professionals and outside contractors performing research. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails and internet updates each year, in addition to field inspections, public records review, news monitoring and direct mail. Each researcher is responsible for maintaining the accuracy and reliability of database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional property inventory, photograph properties and verify existing information. CoStar's field research effort also includes creating high quality videos of interior spaces (including walk-through videos of apartment communities), amenities and exterior features of properties. CoStar utilizes 146 high-tech, field research vehicles across the U.S., Canada and the U.K. A significant majority of these vehicles are customized energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps. Some of our researchers also use custom-designed trucks with the same equipment as well as pneumatic masts that extend up to an elevation of twenty-five feet to allow for unobstructed building photographs from “birds-eye” views. Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, collecting tenant data suite by suite. Our subsidiary, CoStar Field Research, LLC, recently entered into an agreement to purchase a low-flying airplane capable of conducting aerial research of commercial real estate. In 2015, we plan to place researchers on the low-flying aircraft to scout additional commercial developments and take aerial photographs.

Data and Image Providers. We license a small portion of our data and images from public record providers and third party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps and aerial photographs, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, analytics and online marketplaces and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

As of January 30, 2015, CoStar had a staff of 417 product development, database and network professionals. CoStar’s information technology professionals focus on developing new services for our customers, integrating our current services, and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®.

Our information technology team is responsible for developing, improving and maintaining CoStar services, including but not limited to CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Showcase®, CoStarGo®, CoStar Connect®, CoStar Lease AnalysisTM, CoStar Multifamily®, LoopNet Premium ListerTM, LoopNet Premium SearcherTM, LoopLink®, CoStar Portfolio StrategyTM products and services, CoStar Market AnalyticsTM products and services, CoStar Investment AnalysisTM Portfolio Maximizer and CoStar Investment AnalysisTM Request, CoStar Real Estate ManagerTM products and services, and Apartments.com products and services.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, analytics and online marketplaces and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls that increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique to the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

Our information technology professionals also maintain the servers and network components necessary to support CoStar services and research systems. CoStar's core services are served from multiple data centers to support uninterrupted service for our customers. CoStar’s services are continually monitored in an effort to ensure our customers fast and reliable access.

CoStar's comprehensive data protection policy provides for use of secure networks, strong passwords, encrypted data fields, off-site storage and other protective measures in an effort to ensure the availability and security of all core systems.

Services

Our suite of information, analytics and online marketplaces is branded and marketed to our customers. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we expect to continue to enhance our existing information, analytics and online marketplaces and develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplaces as of January 30, 2015, are described in the following paragraphs:

CoStar

CoStar Property Professional®  CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., U.K. and Toronto, Canada, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information, analytics and online marketplaces, is delivered solely via the Internet.

•CoStar Multifamily® CoStar Multifamily information, included as part of CoStar Property Professional, provides subscribers a comprehensive multifamily property database combined with analytic and forecasting tools that enable them to make investment decisions about multifamily properties. CoStar Multifamily provides information about buildings with 20 or more units including rents and occupancy rates, comparable sales transactions, construction locations, floor plans, high-resolution property images and detailed information on amenities and concessions.

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

CoStar COMPS Professional®  CoStar COMPS Professional, or “COMPS Professional,” provides comprehensive coverage of comparable commercial real estate sales information in the U.S., U.K. and Toronto, Canada. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. COMPS Professional offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant®  CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related U.S., U.K. and Toronto, Canada tenant information available. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

CoStarGo®  CoStarGo is an iPad application that integrates and provides subscribers of Costar Suite mobile access to our comprehensive property, comparable sales and tenant information in our suite of online service offerings – consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. CoStarGo provides a single, location-centric mobile interface that allows users to access and display comprehensive information on millions of properties and gain instant access to analytic data and demographic information from the field.

CoStar Advertising® CoStar Advertising offers property owners and brokers a highly targeted and cost effective way to market a space for lease or a property for sale directly to CoStar subscribers looking for that type of space through interactive advertising. Our advertising model is based on varying levels of exposure, enabling the advertiser to target as narrowly or broadly as its budget permits. With the CoStar Advertising program, when the advertiser’s listings appear in a results set, they receive priority positioning and are enhanced to stand out. The advertiser can also purchase exposure in additional submarkets, or the entire market area so that this ad will appear even when this listing would not be returned in a results set.

CoStar Portfolio StrategyTM  and CoStar Market AnalyticsTM   Our subsidiary, CoStar Portfolio Strategy, offers products and services designed to meet the research needs of commercial real estate owners, investors and lenders. CoStar Portfolio Strategy and CoStar Market Analytics cover metropolitan areas throughout the U.S., the U.K., Toronto, Canada and Europe, with offerings including historical and forecast market data and analysis by market and property type, and services including access to CoStar Portfolio Strategy’s analysts, economists, and strategists to develop and deliver custom research solutions. Key tools include analysis of underlying property data, assessment of current market fundamentals, forecasts of future market performance, and credit default models.

•CoStar Risk AnalyticsTM COMPASS is CoStar Portfolio Strategy’s premier commercial real estate risk management tool. It allows users to calculate Probability of Default, Loss Given Default, Expected Loss, and Confidence Interval (of Expected Loss) results for a loan or a portfolio. It provides direct comparisons of credit risk and refinance risk across Time, Market, Property Type, and Loan Structure for all macroeconomic forecast scenarios. COMPASSCRE is used by lenders, issuers, ratings agencies, and regulators to estimate required loss reserves and economic capital, target lending opportunities, set pricing strategy, objectively compare/price loans, more effectively allocate capital, and manage refinance risk.

CoStar Investment AnalysisTM Portfolio Maximizer CoStar Investment Analysis Portfolio Maximizer is an industry leading real estate portfolio management software solution. CoStar Investment Analysis Portfolio Maximizer allows users to model partnership structures, calculate waterfall distributions and fees, model and analyze debt obligations, and create multiple “what if” scenarios for alternative investment decisions.

CoStar Investment AnalysisTM Request  CoStar Investment Analysis Request is the first business intelligence software solution built specifically for managing commercial real estate investments. CoStar Investment Analysis Request helps users eliminate some of the difficulties of consolidating real estate investment data from disparate sources and facilitates standardization of information presentation and reporting across an organization. CoStar Investment Analysis Request also provides a platform for users to develop business intelligence and reporting capabilities.

CoStar Real Estate ManagerTM Corporate Edition  CoStar Real Estate Manager Corporate Edition is a real estate management software solution designed for corporate real estate managers, company executives, business unit directors, brokers and project managers. CoStar Real Estate Manager Corporate Edition helps users connect real estate initiatives with company strategic goals, streamline portfolio operations, automate the process for collecting and managing space requests, reduce occupancy costs with analytics that track location performance against targets, and maximize location performance through proactive portfolio management. CoStar Real Estate Manager also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

CoStar Real Estate ManagerTM Retail Edition  CoStar Real Estate Manager Retail Edition is a real estate management software solution designed for company executives, real estate dealmakers and store planning and construction managers. CoStar Real Estate Manager Retail Edition helps users to utilize comprehensive and real-time data to establish goals and store strategies, manage the execution of real estate strategies, summarize critical portfolio data to drive cost-saving decisions, and benchmark prerequisite store-level information and metrics for maximizing location performance through proactive portfolio management. CoStar Real Estate Manager also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

CoStar Private Sale NetworkTM CoStar Private Sale Network provides clients with custom-designed and branded websites to market their listings directly to investors. CoStar Private Sale Network allows investors to customize a commercial real estate website and build and send email communications to announce listings, calls for offers, and bid deadlines.

CoStar Brokerage ApplicationsTM CoStar Brokerage Applications provides users with access to the latest tools to effectively manage and optimize business operations. These structured and consistent project management tools allow users to track critical dates, employee or organization-wide results, and current and prospective projects.

LoopNet

LoopNet® Basic and Premium Membership Our subsidiary, LoopNet, offers two types of memberships on the LoopNet marketplace, basic and premium. Basic membership is available free-of-charge to anyone who registers at our LoopNet website and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. As of January 30, 2015, LoopNet had approximately 9.4 million registered members, of which 81,856 were premium members.

•LoopNet Premium ListerTM LoopNet Premium Lister is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a quarterly or annual subscription.

•LoopNet Premium SearcherTM LoopNet Premium Searcher is designed for members searching for commercial real estate who need commercial real estate marketplace searching access, reports and other marketing and searching tools. LoopNet Premium Searcher provides subscribers with full access to all LoopNet property listings, including Premium and Basic Listings, as well as numerous other features. LoopNet Premium Searcher is available for a monthly, quarterly or annual subscription.

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

Apartments.com

Apartments.comTM  Our subsidiary, Apartments, LLC (doing business as Apartments.com), operates an online apartment marketplace for renters that matches apartment seekers with apartment homes and provides property managers and owners a platform for marketing their properties. Apartments.com provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community, including featured community listings, customized flyers and brochures, and special offer coupons.

ApartmentHomeLiving.comTM  ApartmentHomeLiving.com provides renters with another national online apartment rentals resource that showcases apartments for rent with official prices, pictures, floor plans and detailed information on each apartment.

LandsofAmerica

LandsofAmericaTM and LandAndFarmTM LandsofAmerica.com and LandAndFarm.com are leading online marketplaces for rural land for sale. Sellers pay a fee to list their land for sale, and interested buyers can search the respective sites' listings for free.

BizBuySell

BizBuySell® and BizQuest® BizBuySell.com and BizQuest.com are leading online marketplaces for operating businesses for sale. Business sellers pay a fee to list their operating businesses for sale, and interested buyers can search the respective sites' listings for free. The BizBuySell and BizQuest Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

Clients

We draw clients from across the commercial real estate and related business community. Commercial real estate brokers have traditionally formed the largest portion of CoStar clients, however, we also provide services to owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in commercial real estate. The following chart lists U.S. and U.K. clients that are well known or have the highest annual subscription fees in each of the various categories, each as of January 30, 2015:

Brokers	Lenders, Investment Bankers	Institutional Advisors, Asset Managers
Avison Young	AEGON USA Realty Advisors	Bravo Strategies — U.K.
Binswanger	Bank of America, N.A.	AEW Capital Management LP
BNP Paribas — U.K.	Capital One Bank	BlackRock
CB Richard Ellis	Citibank	Hartford Investment Management Company
CB Richard Ellis — U.K.	Citigroup Global Markets — U.K.	ING Investment Management
Charles Dunn Company	Deutsche Bank	Lasalle Investment Management — U.K.
Coldwell Banker Commercial NRT	JP Morgan Chase Bank	Manulife Financial
Colliers	Key Bank	MetLife Real Estate Investment
Colliers International UK — U.K.	Q10 Capital LLC	NorthMarq Capital
CRESA	Suntrust	Progressive Casualty Insurance Co.
Cushman & Wakefield	TD Bank	Prudential
Cushman & Wakefield — U.K.	Wells Fargo	Standard Life Investments — U.K.
DAUM Commercial Real Estate Services	Wells Fargo — U.K.	USAA Real Estate Company
Drivers Jonas Deloitte — U.K.
DTZ, a UGL company
Gerald Eve — U.K.
GVA Grimley — U.K.	Owners, Developers	Appraisers, Accountants
HFF	Europa Capital Partners — U.K.	Deloitte
Jones Lang LaSalle	Hines	Integra
Jones Lang LaSalle — U.K.	Industrial Developments	KPMG
Kidder Mathews	LNR Property Corp	Marvin F. Poer
Knight Frank LLP — U.K.	Shorenstein Properties, LLC	Price Waterhouse Coopers
Lambert Smith Hampton — U.K.	Tishman Speyer	Ryan LLC
Lee & Associates
Marcus & Millichap
Mohr Partners
Montagu Evans — U.K.	Retailers	Government Agencies
NAI Global	7-Eleven	City of Chicago
Newmark Grubb Knight Frank	Carter's	Cook County Assessor’s Office
Re/Max	Dollar General Corporation	County of Los Angeles
Savills Commercial — U.K.	Jos. A Bank	Federal Deposit Insurance Corporation
Savills Studley	Massage Envy	Federal Reserve Bank of New York
Sperry Van Ness	Petco	Internal Revenue Service
Transwestern	Rent-A-Center	Transportation Security Administration
USI Real Estate Brokerage Services	Sony	U.S. Department of Housing and Urban Development
Voit Real Estate Services	Spencer Gifts LLC	U.S. General Services Administration
Weichert Commercial Brokerage	Walgreens	Valuation Office Agency — U.K.

REITs	Property Managers	Vendors
Boston Properties	AP Commercial	Comcast Corporation
Brandywine Realty Trust	Elliott Associates	Cox Communications
Duke Realty Corporation	Leggat McCall Properties	Kastle Systems
KBS Realty Advisors	Lincoln Property Company	Regus
Kimco Realty Corporation	Navisys Group	Time Warner Cable
Simon Property Group	Osprey Management Company	Turner Construction Company
Vornado/Charles E. Smith	PM Realty Group	Verizon Communications

For the years ended December 31, 2012, 2013 and 2014, no single client accounted for more than 5% of our revenues.

Sales and Marketing

As of January 30, 2015, CoStar had a staff of 751 sales, marketing and customer support professionals, with the majority of our direct sales force located in field sales offices. Our sales teams are primarily located in 31 field sales offices throughout the U.S. and in offices located in London, England; Manchester, England; Glasgow, Scotland; Paris, France and Toronto, Canada. Our inside sales teams are located in our Washington, DC; San Francisco, California; and Chicago, Illinois offices. These teams prospect for new clients and perform service demonstrations exclusively by telephone and over the Internet to support the direct sales force. A portion of the inside sales teams are also responsible for selling some of our services.

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

We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates for subscription-based services are generally based on the number of sites, number of users, organization size, the client’s business focus, geography and the number and types of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; CoStar AdvisorTM, LoopNewsTM and other company newsletters distributed via email to our clients and prospects. In addition, we recently launched an improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we plan to embark on a wide-scale marketing campaign commencing during the first quarter of 2015 and running throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com, including an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business. The marketing campaign is expected to feature television and radio advertising, online/digital advertising, social media and out-of-home ads and will be reinforced by Search Engine Marketing.

Web-based marketing and direct marketing are effective means for us to find prospective clients. Our web-based marketing efforts include search engine optimization, paid advertising with major search engines and display advertising on commercial real estate news and business websites and mobile applications, and our direct marketing efforts include direct mail, email and telemarketing, and make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, including industry-leading events for commercial real estate brokers, owner/investors and retail and financial services institutions, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services. The webinars are available both as live presentations and as on-demand programs hosted on our website. On a monthly basis, we issue the CoStar Commercial Repeat Sales Index ("CCRSI"), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements. The Index is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at http://www.costargroup.com/costar-news/ccrsi.

Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. We continue to cross-sell the services offered by the businesses we have acquired, including Apartments.com and LoopNet. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

Competition

The market for information, analytics and online marketplaces generally is competitive and rapidly changing. In the commercial real estate and apartment rentals industries, we believe the principal competitive factors affecting these services and providers are:

•	quality and depth of the underlying databases;

•	ease of use, flexibility, and functionality of the software;

•	intuitiveness and appeal of the user interface;

•	timeliness of the data, including listings;

•	breadth of geographic coverage and services offered;

•	completeness and accuracy of content;

•	client service and support;

•	perception that the service offered is the industry standard;

•	price;

•	effectiveness of marketing and sales efforts;

•	proprietary nature of methodologies, databases and technical resources;

•	vendor reputation;

•	brand loyalty among customers; and

•	capital resources.

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

•
publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as Xceligent, eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Reis, Real Capital Analytics, The Smith Guide, Pierce Eislen and Axiometrics, Inc.;

•
internet listing services featuring apartments for rent, such as ApartmentGuide.com, ApartmentFinder.com, ForRent.com, Zillow Rentals, Trulia Rent, Craigslist, ApartmentList.com, Rent.com, and Move.com;

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

As the market for information, analytics and online marketplaces develops, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter the market and competition may intensify. For example, a company like Bloomberg L.P. has the resources, and has previously announced an intention, to move into the commercial real estate information business. Further, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could enter the commercial real estate marketing arena. A company like Zillow, which already has a presence in residential real estate and the apartment rentals industry, could use its resources to further expand in the online apartment rentals industry creating greater competition among internet listing services for the marketing budgets of property managers and property owners. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business.

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

We maintain U.S. and international trademark registrations for CoStar’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. Our federally registered trademarks include CoStar®, CoStar Property®, CoStar COMPS Professional®, CoStar Tenant®, CoStarGo®, CoStar Showcase®, and LoopNet®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic.  We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have one granted patent in the U.K., which expires in 2021, covering, among other things, certain of our field research methodologies and six patents in the U.S. which expire in 2020, 2021 (2 patents), 2022 (2 patents) and 2025, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools.  We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 30, 2015, we employed 2,444 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

Available Information

Our investor relations internet website is http://www.costargroup.com/investors. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, as well as amendments to those reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may review and copy any of the information we file with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.	Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2015 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, net income, net income per share, fully diluted net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, the anticipated benefits of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400.0 million term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, acquisitions, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the Apartments.com acquisition, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded services and expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

Risk Factors

Risks Related to our Business

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, analytics and online marketplaces. Our subscription-based information, analytics and online marketplaces generate the largest portion of our revenues. However, we may be unable to attract new clients, and our existing clients may decide not to add, not to renew or to cancel subscription services. In addition, in order to increase our revenue, we must continue to attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate for customers and services low or sell new services to existing customers as a result of several factors, including without limitation: economic pressures; the business failure of a current client or clients; a decision that customers have no need for our services; a decision to use alternative services; customers’ and potential customers’ pricing and budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; or competitive pressures. We compete against many other commercial real estate information, analytics, and marketing service providers for business, including competitors that offer their services through rapidly changing methods of delivering real estate information. If clients cancel services or decide not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate and revenues may decline.

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; rising interest rates and slowing transaction volumes that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; and unanticipated disasters and other adverse events such as slowing of the growth in the working age population resulting in reduced demand for all types of real estate. A reversal of improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry are consolidating, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.

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

We may be unable to increase awareness of our brands, including CoStar, LoopNet or Apartments.com, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our Company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as Apartments.com and LoopNet.com. In 2015, we expect to increase our investment in sales and marketing activities by approximately $75.0 million to increase brand awareness and grow traffic in conjunction a wide-scale marketing campaign commencing during the first quarter of 2015 and running throughout the remainder of 2015 to generate brand awareness and site traffic for the improved Apartments.com website. Further, we expect that sales and marketing expenses for our other brands will continue to increase as we seek to grow the number of subscribers or advertisers to our marketplaces. Increased advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our additional marketing and advertising costs through increased usage of our services, our business, results of operations and financial condition could be adversely affected.

We rely on Internet search engines to drive traffic to our websites. If search results do not feature our websites prominently, traffic to our websites would decrease and our business could be adversely affected. Google, Bing, Yahoo! and other Internet search websites drive traffic to our websites, including Apartments.com and LoopNet.com. For example, when a user types an apartment building address into an Internet search engine, organic search ranking of our Apartments.com webpages will determine how prominently such webpages are displayed in the search results. However, our ability to maintain high organic search result rankings is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than the rankings our websites receive, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings, each of which could slow the growth of our user base. Further, search engine providers could align with our competitors, which could adversely affect traffic to our websites. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. If we experience a material reduction in the number of users directed to our websites through Internet search engines, our business, results of operations and financial condition could be adversely affected.

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

During the integration process, we will depend on CV to provide certain services to us during a transitional period, including, among others, billing and collection services. If these services are not provided to us, we may incur additional expense to replicate or procure these services from other third parties.

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. During 2015, we plan to continue to increase the depth of our coverage in the U.S., Canada and the U.K. If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer than planned or if our costs for these efforts exceed our expectations, our financial position could be adversely affected. In addition, if we incur significant costs to improve data quality within existing markets, or are not successful in marketing and selling our services in these markets or in new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information, analytics and online marketplace services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data and analysis we provide. The task of establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties, or analysis is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or legal claims by our customers, which could result in lower revenues and higher expenses. Our U.S. researchers use integrated internal research processes to update our database.  Any inefficiencies, errors, or technical problems with this application could reduce the quality of our data, which could result in reduced demand for our services, lower revenues and higher costs.

We may not be able to successfully introduce new or upgraded information, analytics and online marketplace services or combine or shift focus from services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of, and to introduce new and upgraded services into the marketplace. To be successful, we must adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and online marketplace services. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. As we continue to combine our operations with those that we have acquired, we must continue to assess the purposes for which various services may be used alone or together, and how we can best address those uses through stand-alone services or combinations or coordinating applications thereof. In addition, successfully launching and selling a new or upgraded service puts pressure on our sales and marketing resources. We recently launched the new Apartments.com website after undergoing extensive product development. We also plan to launch a wide-scale marketing campaign in an effort to increase brand awareness and site traffic. The launch of the new site and/or the new marketing campaign may not result in increased brand awareness, site traffic and/or revenues. If we are unsuccessful in obtaining greater market share, we may not be able to offset the expense associated with the new launch and marketing campaign, which could have a material adverse effect on our financial results.

If we are unable to develop new or upgraded services or decide to combine, shift focus from, or phase out a service that overlaps or is redundant with other services we offer, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. For example, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. Although we are assessing the best strategy to implement this shift and will seek to convert customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time, we cannot predict with certainty whether we will be successful in shifting customers to higher value, more profitable subscriptions and, consequently, in offsetting any reduction in revenue and earnings; therefore, if we make this transition, our revenues and earnings may ultimately decline. In addition, if we incur significant costs in developing new or upgraded services or combining and coordinating existing services, are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new or combined and coordinating services, it could have a material adverse effect on our results of operations by decreasing our revenues and reducing our profitability.

Competition could render our services uncompetitive. The market for information systems and services in general is highly competitive and rapidly changing. Competition in this market may increase further if economic conditions or other circumstances cause customer bases and customer spending to decrease and service providers to compete for fewer customer resources. Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain customers or obtain new customers, our revenues could decline. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Our focus on internal and external investments may place downward pressure on our operating margins. Over the past few years, we have increased the rate of investments in our business, including internal investments in product development and sales and marketing, to expand the breadth and depth of services we provide to our customers. Our investment strategy is intended to increase our revenue growth in the future. Our operating margins may experience downward pressure in the short term as a result of investments. Furthermore, our investments may not have their intended effect. For instance, our external investments may lose value and we may incur impairment charges with respect to such investments. Such impairment charges may negatively impact our profitability. If we are unable to successfully execute our investment strategy or if we fail to adequately anticipate and address potential problems, we may experience decreases in our revenues and operating margins.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, database, services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

Effective trademark, trade secret, patent, and copyright protection may not be available in every country in which our services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position.

In addition, we seek to enforce our rights against people and entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition.

We are subject to a number of risks related to acceptance of credit cards and debit cards for customer payments. We accept payments for our services through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our cost of revenues, either of which could harm our business, financial condition or results of operations.

We depend on processing vendors to complete credit and debit card transactions. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. We could lose customers if we are not able to continue to use payment products of the major credit card companies. In addition, if the systems for the authorization and processing of credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, card holders and transactions. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our services to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We may not be able to successfully halt the operation of websites that aggregate our data, as well as data from other companies, such as copycat websites that may misappropriate our data. Third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brands or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the misappropriation of our data. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources.

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

If we fail to protect confidential information against security breaches, or if customers or potential customers are reluctant to use our services because of privacy concerns, we might face additional costs and could lose customers or potential customers. We collect, use and disclose personally identifiable information, including among other things names, addresses, phone numbers, and email addresses. We also collect, store and use sensitive or confidential transaction information and, in certain circumstances, credit card information. Our policies concerning the collection, use and disclosure of these types of information are described on our websites. While we believe that our policies are appropriate and that we are in compliance with our policies, we could be subject to legal claims, government action, harm to our reputation or experience significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, analytics and online marketplaces to users.

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

We may face adverse publicity and loss of consumer confidence if we are not able to comply with laws requiring us to take adequate measures to assure the confidentiality of the personally identifiable information that our customers have given to us. This could result in a loss of customers and revenue that could jeopardize our success. Even if we are in full compliance with all relevant laws and regulations, we may face liability or disruption of business if we do not comply in every instance or if the security of the customer data that we collect is compromised, regardless of whether our practices comply or not. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or if we were forced to suspend operations for any length of time due to our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected.

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition of the Apartments.com Business. Uncertainty about the effect of the acquisition on our employees, including employees who joined the Company as a result of the acquisition of the Apartments.com Business, may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. If our key employees or Apartments.com key employees depart, we may incur costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition of the Apartments.com Business.

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

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2014, we had approximately $1.1 billion of goodwill, including $1.1 billion in our North America segment and $24.4 million in our International segment.

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

If we are unable to obtain or retain listings from commercial real estate brokers, agents, property owners, and apartment property managers, our commercial real estate ("CRE") marketplace services, including but not limited to LoopNet, Apartments.com, CoStar Showcase, LandandFarm.com and Lands of America, could be less attractive to current or potential customers, which could reduce our revenues. The value of our CRE marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. The success of our CRE marketplace services depends substantially on the number of property listings submitted by brokers, agents, property owners and, in the case of apartment rentals, property managers. This is because an increase in the number of listings increases the utility of the online service and of its associated search, listing and marketing services. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including BizBuySell and BizQuest, are also dependent on attracting and retaining listings.

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

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected. Additionally, we may not be able to sustain our historic revenue growth rates, and our percentage revenue growth rates may decline. Our ability to increase our revenues and operating profit will depend on increased demand for our services. Our sales are affected by, among other things, general economic and commercial real estate conditions. Reduced demand, whether due to changes in customer preference, a weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), Grecam S.A.S., and Property and Portfolio Research Ltd., as well as our expansion into Canada, a portion of our business is denominated in the British Pound, Euro and Canadian dollar. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective, local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Our indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our costs. On April 1, 2014 (the “Closing Date”), we entered into the 2014 Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing under the revolving credit facility on the Closing Date in an amount of $150.0 million were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the acquisition. The 2014 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2014, we held $18.7 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period. Based on this assessment of fair value, as of December 31, 2014, we determined there was a decline in the fair value of our ARS investments of approximately $691,000. The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2014. However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our information, analytics and online marketplace services, lower revenues and increased costs. Our business, brands and reputation depend upon the satisfactory performance, reliability and availability of our websites, the Internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit the ability of users to access our services. Our operations also depend on our ability to protect our databases, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. Our users rely on our services when conducting their own businesses. Disruptions in, or reductions in ability to access, our services for whatever reason could damage our users’ businesses, harm our reputation, result in additional costs or result in reduced demand for our information, analytics and online marketplace services, any of which could harm our business, results of operations and financial condition.

In addition, the software, internal applications and systems underlying our services are complex and may not be error-free. Our careful development and testing may not be sufficient to ensure that we will not encounter technical problems when we attempt to enhance our software, internal applications and systems. Any inefficiencies, errors or technical problems with our software, internal applications and systems could reduce the quality of our services or interfere with our customers’ access to our information, analytics and online marketplaces, which could reduce the demand for our services, lower our revenues and increase our costs.

The majority of the communications, network and computer hardware used to operate our mobile applications and websites are located at facilities in Virginia and California. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes and similar events. These risks may be increased with respect to operations housed at facilities we do not own or control. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our systems at any site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced or cause by our information technology service providers, including content distribution service providers, private network providers, internet providers and third-party web-hosting providers, or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. Any financial difficulties, such as bankruptcy reorganization, faced by these third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.

Our business interruption insurance may not cover certain events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures or malicious attacks. Any errors, defects, disruptions or other performance problems with our services could harm our reputation, business, results of operations and financial condition.

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to seasonality and market cyclicality, each of which could cause our stock price to be negatively affected. The commercial real estate market may be influenced by general economic conditions, economic cycles, annual seasonality factors and many other factors, which in turn may impact our financial results. The market is large and fragmented. The different sectors of the industry, such as office, industrial, retail, multifamily, and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. In addition, our results may be impacted by seasonality. The timing of widely observed holidays and vacation periods, particularly slow downs during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described below and elsewhere in this Annual Report on Form 10-K:

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

The consent order approved by the Federal Trade Commission in connection with the LoopNet merger imposes conditions that could have an adverse effect on us and our business, and failure to comply with the terms of the consent order may result in adverse consequences for the combined company. On April 26, 2012, the FTC accepted the consent order in connection with the LoopNet merger that was previously agreed to among the FTC staff, CoStar, and LoopNet on April 17, 2012. The consent order was subject to a 30-day public comment period, and on August 29, 2012, the FTC issued its final acceptance of the consent order.

The consent order, which is publicly available on the FTC's website at http://www.ftc.gov/, requires CoStar to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires CoStar to maintain its customary practice of selling its products separately and on a market-by-market basis. It also requires CoStar to license its products to customers who have bought its competitors' products on a non-discriminatory basis. In addition, CoStar is required to maintain its customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes. In the event that CoStar fails or is unable to comply with the terms of the consent order, CoStar could be subject to an enforcement proceeding that could result in substantial fines and/or injunctive relief. Further, the provisions of the consent order may result in unanticipated adverse effects on the combined company and, therefore, reduce our ability to realize the anticipated benefits of the merger. For example, the terms of the consent order that require us to continue to sell our products separately may prohibit us from combining or eliminating certain business lines, products or services that we believe would result in a long-term positive impact on our revenue and earnings.

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

Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: economic factors; quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations, new services, or other significant or strategic information; general conditions in the commercial real estate industry; developments or disputes concerning copyrights or proprietary rights or other legal proceedings; and regulatory developments. In addition, the stock market in general, and the shares of internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies and may have the same effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 149,500 square feet of office space. Our lease for our headquarters expires May 31, 2025 (with two 5-year renewal options). Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, England, where we occupy approximately 7,000 square feet of office space. Our lease for this facility has a maximum term ending July 8, 2023, with early termination at our option on July 9, 2018, with advance notice. This facility is used primarily by our International operating segment.

In addition to two downtown Washington, DC leased facilities (including our headquarters) and our London, England facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; Atlanta, Georgia; Glasgow, Scotland; and Paris, France. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, without limitation, the following: New York; Los Angeles; Chicago; San Francisco; Sacramento; Boston; Orange County, California; Philadelphia; Houston; Phoenix; Detroit; Pittsburgh; Miami; Orlando; Denver; Dallas; Kansas City; Cleveland; Cincinnati; Indianapolis; Austin; Salt Lake City; Las Vegas; Seattle; Portland; St. Louis; Louisville; Minneapolis; San Luis Obispo, California; Ontario, California; Charlotte; Durham, North Carolina; Manchester, England and Toronto, Canada.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$109.46	$89.28
Second Quarter	$129.51	$105.73
Third Quarter	$170.09	$131.03
Fourth Quarter	$186.62	$161.29

Year Ended December 31, 2014
First Quarter	$214.00	$166.78
Second Quarter	$188.95	$150.55
Third Quarter	$160.10	$138.76
Fourth Quarter	$188.39	$137.60

As of February 2, 2015, there were 900 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. The 2014 Credit Agreement includes covenants that, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to pay dividends or distributions. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial position and other factors deemed relevant by our Board of Directors. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2014.

Issuer Purchases of Equity Securities.    The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2014	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	58		$148.32	—	—
November 1 through 30	—		—	—	—
December 1 through 31	3,273		167.10	—	—
Total	3,331	(1)	$166.78	—	—

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

The comparison covers the period beginning December 31, 2009, and ending on December 31, 2014, and assumes the reinvestment of any dividends. You should note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CoStar Group, Inc.	100	137.80	159.76	213.96	441.90	439.62
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Internet Software & Services Index	100	102.56	107.95	129.36	192.46	205.16

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2014. The consolidated statement of operations data shown below for each of the three years ended December 31, 2012, 2013, and 2014 and the consolidated balance sheet data as of December 31, 2013 and 2014 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2010 and 2011 and the consolidated balance sheet data as of December 31, 2010, 2011, and 2012 shown below are derived from audited consolidated financial statements for those years that are not included in this report. Information about prior period acquisitions that may affect the comparability of the selected financial information presented below is included in "Item 1. Business."

	Year Ended December 31,
Consolidated Statement of Operations Data:	2010	2011	2012	2013	2014
Revenues	$226,260	$251,738	$349,936	$440,943	$575,936
Cost of revenues	83,599	88,167	114,866	129,185	156,979
Gross margin	142,661	163,571	235,070	311,758	418,957
Operating expenses	119,886	141,800	207,630	257,604	338,079
Income from operations	22,775	21,771	27,440	54,154	80,878
Interest and other income	735	798	526	326	516
Interest and other expense	—	—	(4,832)	(6,943)	(10,481)
Income before income taxes	23,510	22,569	23,134	47,537	70,913
Income tax expense, net	10,221	7,913	13,219	17,803	26,044
Net income	$13,289	$14,656	$9,915	$29,734	$44,869
Net income per share — basic	$0.65	$0.63	$0.37	$1.07	$1.48
Net income per share — diluted	$0.64	$0.62	$0.37	$1.05	$1.46
Weighted average shares outstanding — basic	20,330	23,131	26,533	27,670	30,215
Weighted average shares outstanding — diluted	20,707	23,527	26,949	28,212	30,641

	As of December 31,
Consolidated Balance Sheet Data:	2010	2011	2012	2013	2014
Cash, cash equivalents, short-term and long-term investments	$239,316	$573,379	$177,726	$277,943	$544,163
Working capital	188,279	521,401	97,925	196,913	480,521
Total assets	439,648	771,035	1,165,139	1,256,982	2,083,682
Total long-term liabilities	7,252	50,076	237,158	217,567	450,846
Stockholders’ equity	381,502	659,177	826,343	927,862	1,513,546

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States ("U.S.") and the United Kingdom ("U.K.") based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplaces for commercial real estate in the U.S. based on the number of unique visitors per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

We have five flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica. Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings, portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings, and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

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

Apartments, LLC (doing business as Apartments.com), our subsidiary, operates an online apartment marketplace for renters that matches apartment seekers with apartment homes and provides property managers and owners a platform for marketing their properties. BizBuySell is an online marketplace for operating businesses for sale, and LandsofAmerica is an online marketplace for rural land for sale.

Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality.

To more fully integrate and connect our services and, ultimately, to provide improved access to our resources, we launched a new brand identity in May 2014. The new branding is designed to unite our flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica - with a modern, cohesive look that will enhance customers’ access to the full breadth of our information, analytics and online marketplace solutions. The resulting streamlined network of platforms is expected to improve the customer experience and make it easier for customers to find the most useful tools for their commercial real estate information, analytics and online marketplace needs. The new brand identity was unveiled in connection with the launch of our new corporate website and newly designed website interfaces for CoStar, LoopNet and Apartments.com. Our new website interfaces provide streamlined navigation and search functions for visitors and enable customers to quickly access our market-leading services. Since introducing our new brand identity in May 2014, we have relaunched the Apartments.com website.

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

Our subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than charging fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number and types of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

As of December 31, 2013 and 2014, our annualized net new sales of subscription-based services on annual contracts were approximately $15.8 million and $17.3 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended December 31, 2013 and 2014, our contract renewal rate for existing CoStar subscription-based services was approximately 93% and 92%, respectively, and therefore our cancellation rate for those services was approximately 7% and 8%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Recent Acquisition

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring the Apartments.com Business, a national online apartment rentals resource for renters, property managers and owners. We purchased from CV the Apartments.com Business for $584.2 million in cash, after taking into account net working capital adjustments.

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

Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties, and a research effort to document the apartment industry in the U.S. CoStar designed the new Apartments.com website, which was launched in February 2015, around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The newly launched site provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other important facts. To help renters find the information that meets their needs, the new site also offers innovative search tools.

Similar to our other past acquisitions, we plan to integrate, further develop and cross-sell the services offered by the Apartments.com Business and the other services we offer. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com platform, and we plan to increase our sales and marketing expenses in order to support the Apartments.com Business and to increase brand awareness. In conjunction with the launch of the new Apartments.com website, we plan to embark on a wide-scale marketing campaign commencing during the first quarter of 2015 and running throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com, including an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business. The marketing campaign is expected to feature television and radio advertising, online/digital advertising, social media and out-of-home ads and will be reinforced by Search Engine Marketing.

On the Closing Date, we also entered into the 2014 Credit Agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and those of our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

Expansion and Development

We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

The launch of the new Apartments.com website in February 2015 is one example of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved site, enhanced search capabilities, and real-time vacancies will draw more consumers, making the service more valuable to property managers and increasing cross-selling opportunities. Another example is our introduction in October 2013 of technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve CoStar Suite's user interface, search functionality and analytic capabilities. For example, the CoStar Multifamily® information search allows users to access our extensive multifamily property database. In addition, CoStar Lease AnalysisTM, an integrated workflow tool, provides users a simple way to produce understandable cash flows for any proposed or existing lease. We plan to continue our software development efforts to enhance our new Lease Analysis workflow tool and to develop other potential lease comparable services in 2015. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. These technology enhancements are expected to drive continued revenue growth in 2015 and for the foreseeable future.

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

In 2014, we introduced enhancements to our flagship marketing platform, LoopNet.com. For example, we added a targeted advertising service that allows brokers or firms to purchase advertisements based on geographic and property type criteria. Additionally, we introduced ProVideo, a service that enables owners and brokers to enhance their LoopNet listings with high quality videos of interior spaces, amenities and exterior features.

We continue to integrate, develop and cross-sell the services offered by the businesses we have acquired, including Apartments.com and LoopNet. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. Although we are assessing the best strategy to implement this shift and will seek to convert customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

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

Internationally, we continue to integrate our operations more fully with those in the U.S. Similar to our North America operating segment, we intend to continue to upgrade our international platform of services and expand the coverage of our service offerings within our International segment. To further those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with its release in the U.S. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management systems to support these new U.K. services. The financial performance of our International operating segment continues to improve. During the twelve months ended December 31, 2014, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses as compared to the twelve months ended December 31, 2013. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

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

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, driving overall earnings in 2015 and providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facilities contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

In support of our continued expansion and development, during June 2014, we completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share, resulting in net proceeds to the Company of approximately $529.4 million. We intend to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we decide to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. Grants of equity awards may vest over time or based on achievement of pre-approved performance conditions or market conditions.

In February 2014, the Compensation Committee (the “Committee”) of our Board of Directors approved grants of restricted common stock to our executive officers that vest based on our achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016.These grants of restricted common stock are also subject to continuing employment requirements and a market condition based on total shareholder return (“TSR”). The actual number of shares that vest at the end of the respective three-year period is determined based on our achievement of the three-year performance goals described above, as well as our TSR relative to the Russell 1000 Index over the related three-year performance period. As of December 31, 2014, we reassessed the probability of achieving the performance and market conditions and determined that it was still probable that the performance and market conditions for these awards would be met by the December 31, 2016 forfeiture date. As a result, we recorded a total of approximately $1.1 million of stock-based compensation expense related to the performance-based restricted common stock for the year ended December 31, 2014. No stock-based compensation expense related to the grant of 2014 performance-based restricted common stock was recorded for the years ended December 31, 2012 and 2013. We expect to record an estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock awards of approximately $2.7 million over the periods 2015, 2016 and 2017.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2013 and 2014 was approximately 4.9% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2014, we determined there was a decline in the fair value of our ARS investments of approximately $691,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2014. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2014. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2014, that revenues will continue to increase as a result of further penetration of our international subscription-based information services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We measure impairment loss based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2014, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2014 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

As of October 1, 2014, the date of our most recent annual impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2014 that would indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable.

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

As a result of these branding and marketing plans during 2014, we recorded impairment charges of approximately $1.8 million in cost of revenues in the consolidated statements of operations within our North America operating segment for the year ended December 31, 2014.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 27 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2012, 2013 and 2014, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2012	2013	2014
Net income	$9,915	$29,734	$44,869
Purchase amortization in cost of revenues	8,634	11,883	26,290
Purchase amortization in operating expenses	13,607	15,183	28,432
Depreciation and other amortization	10,511	12,992	15,650
Interest income	(526)	(326)	(516)
Interest expense	4,832	6,943	10,481
Income tax expense, net	13,219	17,803	26,044
EBITDA	$60,192	$94,212	$151,250

Net cash flows provided by (used in)
Operating activities	$86,126	$108,298	$143,909
Investing activities	$(640,398)	$(18,966)	$(605,987)
Financing activities	$164,941	$10,405	$733,513

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2012		2013		2014
Revenues	$349,936	100.0%	$440,943	100.0%	$575,936	100.0%
Cost of revenues	114,866	32.8	129,185	29.3	156,979	27.3
Gross margin	235,070	67.2	311,758	70.7	418,957	72.7
Operating expenses:
Selling and marketing	84,113	24.0	98,708	22.4	150,305	26.1
Software development	32,756	9.4	46,757	10.6	55,426	9.6
General and administrative	77,154	22.0	96,956	22.0	103,916	18.0
Purchase amortization	13,607	3.9	15,183	3.4	28,432	4.9
Total operating expenses	207,630	59.3	257,604	58.4	338,079	58.6
Income from operations	27,440	7.9	54,154	12.3	80,878	14.1
Interest and other income	526	0.2	326	0.1	516	0.1
Interest and other expense	(4,832)	(1.4)	(6,943)	(1.6)	(10,481)	(1.8)
Income before income taxes	23,134	6.7	47,537	10.8	70,913	12.4
Income tax expense, net	13,219	3.9	17,803	4.1	26,044	4.6
Net income	$9,915	2.8%	$29,734	6.7%	$44,869	7.8%

Comparison of Year Ended December 31, 2014 and Year Ended December 31, 2013

Revenues. Revenues increased to $575.9 million in 2014, from $440.9 million in 2013. The $135.0 million increase was primarily attributable to increased revenue of approximately $76.8 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $419.0 million in 2014, from $311.8 million in 2013. The gross margin percentage increased to 72.7% in 2014, from 70.7% in 2013. The increase in the gross margin amount and percentage was principally due to an increase in revenue partially offset by an increase in cost of revenues of $27.8 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $150.3 million in 2014, from $98.7 million in 2013, and increased as a percentage of revenues to 26.1% in 2014, from 22.4% in 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Software Development Expenses. Software development expenses increased to $55.4 million in 2014, from $46.8 million in 2013, and decreased as a percentage of revenues to 9.6% in 2014, from 10.6% in 2013. The increase in the amount of software development expense was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses increased to $103.9 million in 2014, from $97.0 million in 2013, and decreased as a percentage of revenues to 18.0% in 2014 from 22.0% in 2013. The increase in the amount of general and administrative expenses was principally due to additional general and administrative expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Purchase Amortization Expense. Purchase amortization expense increased to approximately $28.4 million in 2014, from $15.2 million in 2013, and increased as a percentage of revenue to 4.9% in 2014, compared to 3.4% in 2013. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income increased to approximately $516,000 in 2014 compared to approximately $326,000 in 2013. The increase was primarily due to our higher cash and cash equivalent balance in 2014 resulting from the public equity offering completed in June 2014.

Interest and Other Expense. Interest and other expense increased to $10.5 million in 2014 compared to $6.9 million in 2013. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during 2014, compared to 2013.

Income Tax Expense, Net. Income tax expense, net increased to $26.0 million in 2014, from $17.8 million in 2013. This increase was primarily due to higher income before income taxes in 2014 as a result of our increased profitability.

Comparison of Business Segment Results for Year Ended December 31, 2014 and Year Ended December 31, 2013

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America and International operating segments. Prior to the third quarter of 2014, FOCUS was our primary service offering in our International operating segment. We introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. North America revenues increased to $552.1 million for the year ended December 31, 2014, compared to $420.8 million for the year ended December 31, 2013. This increase in North America revenues was primarily due to increased revenues of approximately $76.8 million from our April 1, 2014 acquisition of the Apartments.com Business as well as further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $23.8 million for the year ended December 31, 2014, compared to $20.1 million for the year ended December 31, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to $57,000 for the year ended December 31, 2014, compared to $339,000 for the year ended December 31, 2013. Intersegment revenue recorded during 2014 was attributable to services performed for CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during 2013 was attributable to services performed for our wholly owned subsidiary, CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $148.9 million for the year ended December 31, 2014, compared to $97.3 million for the year ended December 31, 2013. The increase in North America EBITDA was due primarily to an increase in revenues in 2014 compared to 2013. International EBITDA increased to $2.3 million for the year ended December 31, 2014, compared to a loss of $3.1 million for the year ended December 31, 2013. This increase in International EBITDA was primarily due to an increase in revenue and a decrease in operating expenses. North America EBITDA includes an allocation of approximately $1.1 million and $800,000 for the years ended 2014 and 2013, respectively. This allocation represents costs incurred for International employees involved in development activities of our North America operating segment. International EBITDA includes a corporate allocation of approximately $300,000 and $400,000 for the years ended December 31, 2014 and 2013, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of our International operating segment. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

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

Purchase Amortization Expense. Purchase amortization expense increased to approximately $15.2 million in 2013, from $13.6 million in 2012, and decreased as a percentage of revenue to 3.4% in 2013, compared to 3.9% in 2012. The increase in the amount of purchase amortization expense was due to additional purchase amortization expenses from our April 30, 2012 acquisition of LoopNet.

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

Comparison of Business Segment Results for Year Ended December 31, 2013 and Year Ended December 31, 2012

Segment Revenues. North America revenues increased to $420.8 million from $330.8 million for the years ended December 31, 2013 and 2012 respectively. This increase in North America revenue was primarily due to increased revenue of approximately $52.8 million from our April 30, 2012 acquisition of LoopNet as well as further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $20.1 million from $19.1 million for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite. Intersegment revenue decreased to $339,000 for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. Intersegment revenue is attributable to services performed for CoStar Portfolio Strategy by Property and Portfolio Research Ltd. Intersegment revenue is recorded at an amount we believe approximates fair value. Intersegment revenue is eliminated from total revenues.

Segment EBITDA. North America EBITDA increased to $97.3 million from $70.2 million for the years ended December 31, 2013 and 2012, respectively. The increase in North America EBITDA was due primarily to an increase in revenues in 2013 compared to 2012, partially offset by an increase in personnel costs, including the stock-based compensation expense we recorded in 2013. International EBITDA increased to a lower loss of $3.1 million for the year ended December 31, 2013 from a $10.0 million loss for the year ended December 31, 2012. This lower loss was primarily due to a decrease in personnel costs. The International operating segment continues to experience improved financial performance and during the three months ended December 31, 2013, International EBITDA increased to a positive amount as a result of increased revenue and decreased operating expenses. North America EBITDA includes an allocation of approximately $800,000 and $0 for the years ended 2013 and 2012, respectively. This allocation represents costs incurred for International employees involved in development activities of our North America operating segment. International EBITDA includes a corporate allocation of approximately $400,000 and $5.3 million for the years ended December 31, 2013 and 2012, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of our International operating segment. The corporate allocation for the year ended December 31, 2012 consists primarily of development costs incurred for services of North America employees to upgrade the international platform of services and expand the coverage of service offerings within the International reporting unit.

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2013				2014
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$104,033	$108,999	$112,301	$115,610	$119,076	$147,708	$153,056	$156,096
Cost of revenues	33,606	32,101	31,724	31,754	33,643	39,481	40,932	42,923
Gross margin	70,427	76,898	80,577	83,856	85,433	108,227	112,124	113,173
Operating expenses	73,025	61,615	60,807	62,157	68,292	91,318	88,644	89,825
Income (loss) from operations	(2,598)	15,283	19,770	21,699	17,141	16,909	23,480	23,348
Interest and other income	104	83	52	87	137	62	46	271
Interest and other expense	(1,755)	(1,758)	(1,736)	(1,694)	(1,615)	(3,753)	(2,698)	(2,415)
Income (loss) before income taxes	(4,249)	13,608	18,086	20,092	15,663	13,218	20,828	21,204
Income tax expense (benefit), net	(1,839)	5,315	7,034	7,293	5,923	4,969	7,871	7,281
Net income (loss)	$(2,410)	$8,293	$11,052	$12,799	$9,740	$8,249	$12,957	$13,923
Net income (loss) per share — basic	$(0.09)	$0.30	$0.40	$0.46	$0.34	$0.28	$0.41	$0.44
Net income (loss) per share — diluted	$(0.09)	$0.29	$0.39	$0.45	$0.34	$0.28	$0.40	$0.43

	2013				2014
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.3	29.5	28.2	27.5	28.3	26.7	26.7	27.5
Gross margin	67.7	70.5	71.8	72.5	71.7	73.3	73.3	72.5
Operating expenses	70.2	56.5	54.1	53.7	57.3	61.9	57.9	57.6
Income (loss) from operations	(2.5)	14.0	17.7	18.8	14.4	11.4	15.4	14.9
Interest and other income	0.1	0.1	—	0.1	0.1	0.1	—	0.2
Interest and other expense	(1.7)	(1.6)	(1.5)	(1.5)	(1.3)	(2.5)	(1.8)	(1.5)
Income (loss) before income taxes	(4.1)	12.5	16.2	17.4	13.2	9.0	13.6	13.6
Income tax expense (benefit), net	(1.8)	4.9	6.4	6.3	5.0	3.4	5.1	4.7
Net income (loss)	(2.3)%	7.6%	9.8%	11.1%	8.2%	5.6%	8.5%	8.9%

Recent Acquisitions

Apartments.com. On April 1, 2014, we purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com Business, for $584.2 million in cash, after taking into account net working capital adjustments.

Accounting Treatment. We have applied the acquisition method to account for the Apartments.com transaction which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price was allocated to trade names, customer base, database technology, building photography, goodwill and various other asset and liability accounts. The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of 10 years. The acquired database technology has an estimated useful life of 1 year due to our intent to replace the existing database technology in 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of 13 years. The acquired building photography has an estimated useful life of 3 years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over the estimated useful life. Goodwill for the acquisition is not amortized, but is subject to annual impairment tests. The results of operations of Apartments.com have been consolidated with those of the Company since the date of the acquisition. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the acquisition of the Apartments.com Business.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents were $527.0 million at December 31, 2014 compared to cash and cash equivalents of $256.0 million at December 31, 2013. The increase in cash and cash equivalents for the year ended December 31, 2014 was primarily due to $529.4 million in net proceeds from our public equity offering in June 2014 of 3,450,000 shares of common stock for $160.00 per share and borrowings of $400.0 million under the 2014 Credit Agreement, partially offset by the net cash paid for our April 1, 2014 acquisition of the Apartments.com Business of $584.2 million and the $148.8 million repayment of the amounts owed under the 2012 Credit Agreement.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the year ended December 31, 2014 was $143.9 million compared to $108.3 million for the year ended December 31, 2013. The $35.6 million increase in net cash provided by operating activities is primarily due to an increase of approximately $40.2 million from net income plus non-cash items, partially offset by a net decrease of approximately $4.6 million in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the year ended December 31, 2014 was $606.0 million compared to $19.0 million for the year ended December 31, 2013. This $587.0 million increase in net cash used in investing activities in 2014 was primarily due to $584.2 million of cash used for the acquisition of the Apartments.com Business on April 1, 2014.

Net cash provided by financing activities was $733.5 million for the year ended December 31, 2014, compared to $10.4 million for the year ended December 31, 2013.  This $723.1 million increase in net cash provided by financing activities was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014 less the $148.8 million repayment of amounts owed under the 2012 Credit Agreement, $150.0 million repayment of the revolving credit facility associated with the 2014 Credit Agreement and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during 2013.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2015	2016-2017	2018-2019	2020 and thereafter
Operating leases	$166,297	$19,442	$37,390	$33,587	$75,878
Long-term debt obligations(1)	385,000	20,000	55,000	310,000	—
Purchase obligations(2)	10,565	8,513	2,006	46	—
Total contractual principal cash obligations	$561,862	$47,955	$94,396	$343,633	$75,878

(1)Long-term debt obligations include scheduled principal payments and exclude interest payments, which are based on a variable rate of interest as defined in the Credit Agreement.

(2)Amounts do not include (i) contracts with terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third party or us. Amounts do not include unrecognized tax benefits of $4.7 million due to uncertainty regarding the timing of future cash payments.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During 2014, we incurred capital expenditures of approximately $27.4 million. We expect to make aggregate capital expenditures in 2015 of approximately $30.0 million to $40.0 million, primarily related to the build out of leased office space.

In conjunction with the launch of the improved Apartments.com website, we plan to embark on a wide-scale marketing campaign commencing during the first quarter of 2015 and running throughout the remainder of 2015, to generate brand awareness and site traffic for Apartments.com, including an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

On April 1, 2014, we purchased the Apartments.com Business from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of the Apartments.com Business as of the Closing Date. On the Closing Date, we entered into the 2014 Credit Agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. We funded the purchase price for the Apartments.com Business at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were also used to refinance the term loan facility and revolving credit facility established under the 2012 Credit Agreement, including related fees and expenses. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of December 31, 2014, maturities of our borrowings under the 2014 Credit Agreement for each of the next five years ended December 31, 2015 to 2019, are expected to be $20.0 million, $20.0 million, $35.0 million, $55.0 million and $255.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

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

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, we incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement, were capitalized and are amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

As of December 31, 2013 and 2014, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $4.8 million, $6.9 million and $10.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $2.0 million, $3.0 million and $3.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Total interest paid for the term loan facilities was approximately $2.5 million, $4.3 million and $7.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

As of December 31, 2014, we had $18.7 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

As more fully described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on January 3, 2012, LoopNet, our wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) for alleged patent infringement, and the complaint was later amended to add CoStar as a defendant. The complaint sought unspecified damages, attorneys' fees and costs. On December 1, 2014, we settled all outstanding litigation with Civix for $2.9 million, which was paid on December 9, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This guidance permits the use of either a full retrospective method or a modified retrospective approach in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. We have not yet selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., U.K., Toronto, Canada and France. Our functional currency for our operations in the U.K., Canada and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2014, revenue denominated in foreign currencies was approximately 4.7% of total revenue. For the year ended December 31, 2014, our revenue would have decreased by approximately $236,000 if the U.S. dollar exchange rate used strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2014 would have resulted in an increase of approximately $3.3 million in the carrying amount of net assets. For the year ended December 31, 2014, our revenue would have increased by approximately $236,000 if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2014 would have resulted in a decrease of approximately $3.3 million in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2014, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2014. As of December 31, 2014, we had $527.0 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of December 31, 2014, we had $385.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of December 31, 2014, an increase in the interest rate by 25 basis points would result in an increase of approximately $1.0 million in interest expense annually. Based on our outstanding borrowings as of December 31, 2014, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $1.0 million in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of December 31, 2014, auctions for $18.7 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of December 31, 2014, we determined that there was a decline in the fair value of our ARS investments of approximately $691,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

We have approximately $1.4 billion in intangible assets as of December 31, 2014. As of December 31, 2014, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

CoStar has adopted a Code of Conduct for its directors. In addition, CoStar has adopted a separate Code of Conduct for its officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Copies of each of these codes may be found in the “Investors” section of the Company’s website at http://www.costargroup.com/investors/governance. We intend to disclose future amendments to certain provisions of our Codes, or waivers of such provisions granted to executive officers and directors, as required by SEC rules on the website within four business days following the date of such amendment or waiver.

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2013, and 2014 (in thousands):

Allowance for Doubtful Accounts and Billing Adjustments (1)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts (2)	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2012	$2,524	$1,456	$475	$1,520	$2,935
Year ended December 31, 2013	$2,935	$2,317	$—	$1,855	$3,397
Year ended December 31, 2014	$3,397	$4,822	$881	$4,285	$4,815

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense.

(2)	Amounts represent opening balances from acquired businesses.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 26th day of February 2015.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 26, 2015
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 26, 2015
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Brian J. Radecki	Chief Financial Officer	February 26, 2015
Brian J. Radecki	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 26, 2015
David Bonderman

/s/ Michael J. Glosserman	Director	February 22, 2015
Michael J. Glosserman

/s/ Warren H. Haber	Director	February 24, 2015
Warren H. Haber

/s/ John W. Hill	Director	February 22, 2015
John W. Hill

/s/ Christopher J. Nassetta	Director	February 23, 2015
Christopher J. Nassetta

/s/ David J. Steinberg	Director	February 23, 2015
David J. Steinberg

INDEX TO EXHIBITS

Exhibit No.	Description

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

*10.8
Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the year ended December 31, 2013).

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

*10.15	CoStar Group, Inc. 2011 Incentive Bonus Plan (Incorporated by referenced to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2011).
*10.16	CoStar Group, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2010).

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
*10.17	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2013).
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

*10.22
Separation Agreement and General Release dated October 6, 2013, between CoStar Realty Information, Inc. and Jennifer Kitchen (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the year ended December 31, 2013).

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

10.29
Asset Purchase Agreement, dated as of February 28, 2014, by and between Classified Ventures, LLC and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed March 3, 2014).

10.30
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
101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statement of Operations for the years ended December 31, 2012, 2013 and 2014, respectively; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2013 and 2014, respectively; (iii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2014, respectively; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2013 and 2014, respectively; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014, respectively; (vi) Notes to the Consolidated Financial Statements that have been detail tagged; and (vii) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2015

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014

Revenues	$349,936	$440,943	$575,936
Cost of revenues	114,866	129,185	156,979
Gross margin	235,070	311,758	418,957

Operating expenses:
Selling and marketing	84,113	98,708	150,305
Software development	32,756	46,757	55,426
General and administrative	77,154	96,956	103,916
Purchase amortization	13,607	15,183	28,432
	207,630	257,604	338,079
Income from operations	27,440	54,154	80,878
Interest and other income	526	326	516
Interest and other expense	(4,832)	(6,943)	(10,481)
Income before income taxes	23,134	47,537	70,913
Income tax expense, net	13,219	17,803	26,044
Net income	$9,915	$29,734	$44,869

Net income per share — basic	$0.37	$1.07	$1.48
Net income per share — diluted	$0.37	$1.05	$1.46

Weighted average outstanding shares — basic	26,533	27,670	30,215
Weighted average outstanding shares — diluted	26,949	28,212	30,641

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$9,915	$29,734	$44,869
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,277	610	(1,690)
Net decrease in unrealized loss on investments	773	378	836
Total other comprehensive income (loss)	2,050	988	(854)
Total comprehensive income	$11,965	$30,722	$44,015

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$255,953	$527,012
Accounts receivable, net of allowance for doubtful accounts of approximately $3,397 and $4,815 as of December 31, 2013 and 2014, respectively	20,761	38,694
Deferred and other income taxes, net	22,506	20,007
Income tax receivable	—	1,027
Prepaid expenses and other current assets	6,597	9,736
Debt issuance costs, net	2,649	3,335
Total current assets	308,466	599,811

Long-term investments	21,990	17,151
Property and equipment, net	57,719	73,753
Goodwill	718,587	1,138,805
Intangible assets, net	144,472	241,622
Deposits and other assets	1,855	2,676
Debt issuance costs, net	3,893	9,864
Total assets	$1,256,982	$2,083,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,063	$20,000
Accounts payable	4,939	8,608
Accrued wages and commissions	20,104	23,155
Accrued expenses	23,200	27,001
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	2,362	—
Deferred revenue	34,362	38,003
Total current liabilities	111,553	119,290

Long-term debt, less current portion	129,062	365,000
Deferred gain on the sale of building	26,286	23,762
Deferred rent	22,828	27,032
Deferred income taxes, net	34,582	30,349
Income taxes payable	4,809	4,703
Total liabilities	329,120	570,136

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 28,848 and 32,318 issued and outstanding as of December 31, 2013 and 2014, respectively	288	323
Additional paid-in capital	863,780	1,405,414
Accumulated other comprehensive loss	(5,530)	(6,384)
Retained earnings	69,324	114,193
Total stockholders’ equity	927,862	1,513,546
Total liabilities and stockholders’ equity	$1,256,982	$2,083,682

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	25,426	$254	$637,816	$(8,568)	$29,675	$659,177
Net income	—	—	—	—	9,915	9,915
Foreign currency translation adjustment	—	—	—	1,277	—	1,277
Net decrease in unrealized loss on investments	—	—	—	773	—	773
Exercise of stock options	273	2	9,194	—	—	9,196
Restricted stock grants	855	8	(8)	—	—	—
Restricted stock grants surrendered	(96)	—	(4,204)	—	—	(4,204)
Stock compensation expense, net of forfeitures	—	—	12,207	—	—	12,207
Employee stock purchase plan	10	—	749	—	—	749
Consideration for LoopNet	1,880	19	137,036	—	—	137,055
Excess tax benefit from stock-based compensation	—	—	198	—	—	198
Balance at December 31, 2012	28,348	283	792,988	(6,518)	39,590	826,343
Net income	—	—	—	—	29,734	29,734
Foreign currency translation adjustment	—	—	—	610	—	610
Net decrease in unrealized loss on investments	—	—	—	378	—	378
Exercise of stock options	409	3	16,820	—	—	16,823
Restricted stock grants	238	2	(2)	—	—	—
Restricted stock grants surrendered	(158)	—	(8,469)	—	—	(8,469)
Stock compensation expense, net of forfeitures	—	—	41,403	—	—	41,403
Employee stock purchase plan	11	—	1,455	—	—	1,455
Excess tax benefit from stock-based compensation	—	—	19,585	—	—	19,585
Balance at December 31, 2013	28,848	288	863,780	(5,530)	69,324	927,862
Net income	—	—	—	—	44,869	44,869
Foreign currency translation adjustment	—	—	—	(1,690)	—	(1,690)
Net decrease in unrealized loss on investments	—	—	—	836	—	836
Exercise of stock options	68	1	3,802	—	—	3,803
Restricted stock grants	260	2	(2)	—	—	—
Restricted stock grants surrendered	(321)	(2)	(50,553)	—	—	(50,555)
Stock compensation expense, net of forfeitures	—	—	28,503	—	—	28,503
Stock issued for equity offering	3,450	34	529,326	—	—	529,360
Employee stock purchase plan	13	—	2,152	—	—	2,152
Excess tax benefit from stock-based compensation	—	—	28,406	—	—	28,406
Balance at December 31, 2014	32,318	$323	$1,405,414	$(6,384)	$114,193	$1,513,546

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2013	2014
Operating activities:
Net income	$9,915	$29,734	$44,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,053	12,495	15,111
Amortization	22,699	27,563	55,261
Amortization of debt issuance costs	1,989	3,014	3,312
Impairment loss	—	—	1,799
Property and equipment write-off	122	104	1,004
Excess tax benefit from stock-based compensation	(198)	(19,585)	(28,406)
Stock-based compensation expense	12,282	41,549	28,267
Deferred income tax expense (benefit), net	13,643	(12,740)	(1,366)
Provision for losses on accounts receivable	1,456	2,317	4,822
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,295	(6,607)	(12,353)
Income taxes payable	7,598	29,295	24,542
Prepaid expenses and other current assets	(3,316)	2,934	(2,846)
Deposits and other assets	1,172	399	(157)
Accounts payable and other liabilities	1,629	(3,882)	6,078
Deferred revenue	5,787	1,708	3,972
Net cash provided by operating activities	86,126	108,298	143,909

Investing activities:
Proceeds from sale and settlement of investments	15,365	76	5,675
Purchases of property and equipment and other assets	(14,834)	(19,042)	(27,444)
Acquisitions, net of cash acquired	(640,929)	—	(584,218)
Net cash used in investing activities	(640,398)	(18,966)	(605,987)

Financing activities:
Proceeds from long-term debt	175,000	—	550,000
Payments of long-term debt	(4,375)	(17,500)	(318,125)
Payments of debt issuance costs	(11,546)	—	(9,969)
Payments of deferred consideration	—	(1,344)	(1,344)
Excess tax benefit from stock-based compensation	198	19,585	28,406
Repurchase of restricted stock to satisfy tax withholding obligations	(4,204)	(8,469)	(50,555)
Proceeds from equity offering, net of transaction costs	—	—	529,360
Proceeds from exercise of stock options and employee stock purchase plan	9,868	18,133	5,740
Net cash provided by financing activities	164,941	10,405	733,513

Effect of foreign currency exchange rates on cash and cash equivalents	78	189	(376)
Net increase (decrease) in cash and cash equivalents	(389,253)	99,926	271,059
Cash and cash equivalents at beginning of year	545,280	156,027	255,953
Cash and cash equivalents at end of year	$156,027	$255,953	$527,012

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”), Toronto, Canada and parts of France. The Company provides online marketplaces for commercial real estate listings, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

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

Revenue Recognition

The Company primarily derives revenues by providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography and the number and types of services to which a client subscribes. A majority of the subscription-based license agreements typically have a term of one year and renew automatically.

Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured.

Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sale of subscription licenses and is recognized over the term of the license agreement.

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, analytics and online marketplaces. Additionally, cost of revenues includes the cost of data from third party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names and other intangible assets and database technology.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2012, 2013 and 2014.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2013	2014
Foreign currency translation adjustment, net of tax	$(4,003)	$(5,693)
Accumulated net unrealized loss on investments, net of tax	(1,527)	(691)
Total accumulated other comprehensive loss	$(5,530)	$(6,384)

There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2012, 2013 and 2014, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs, which includes e-commerce, television, radio, print and other media advertising, were approximately $6.2 million, $7.9 million and $28.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies. Interest and penalties related to income tax matters are recognized in income tax expense.

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

Stock-based compensation expense is measured at the grant date of the stock-based awards that vest over set time periods based on their fair values, and is recognized on a straight-line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on performance, the Company assesses the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. For equity instruments that vest based on a performance condition and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards. Stock-based compensation expense is updated based on the expected achievement of the related performance conditions at the end of each reporting period. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company’s achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization (“EBITDA”) over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2014, the Company had satisfied all performance and service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $0, $21.8 million and $2.2 million of stock-based compensation expense related to the 2012 performance-based restricted common stock awards for the years ended December 31, 2012, 2013 and 2014, respectively.

In February 2014, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016. These grants of restricted common stock are also subject to continuing employment requirements and a market condition based on total shareholder return (“TSR”). The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the related three-year performance period. As of December 31, 2014, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for these awards would be met by the December 31, 2016 forfeiture date. As a result, the Company recorded a total of approximately $1.1 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the year ended December 31, 2014. No stock-based compensation expense related to the grant of 2014 performance-based restricted common stock was recorded for the years ended December 31, 2012 and 2013. The Company expects to record an estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock awards of approximately $2.7 million over the periods 2015, 2016 and 2017.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $9.9 million, $18.1 million and $5.7 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company realized approximately $198,000, $19.6 million and $28.4 million of excess tax benefits from stock options exercised and restricted stock awards vested for the years ended December 31, 2012, 2013 and 2014, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cost of revenues	$2,556	$4,553	$4,759
Selling and marketing	1,966	4,954	3,776
Software development	2,241	7,244	5,095
General and administrative	5,519	24,798	14,637
Total stock-based compensation	$12,282	$41,549	$28,267

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and commercial paper. As of December 31, 2013 and 2014, cash of approximately $105,000 and $0, respectively, was held to support letters of credit for security deposits.

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

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2012, 2013 and 2014. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Five to ten years
Research vehicles	Five years
Computer hardware and software	Two to five years

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services and purchased software license costs are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by each reporting unit. The Company’s operating segments, North America and International, are the reporting units tested for potential impairment. To determine whether it is necessary to perform the two-step goodwill impairment test, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to assess qualitative factors, then the Company performs the two-step process. The first step is to determine the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. The impairment loss is measured based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk in its current business model.

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

Acquired database technology, customer base and trade names and other intangible assets are related to the Company’s acquisitions (see Notes 3, 7 and 8). Acquired database technology is amortized on a straight-line basis over periods ranging from one to eight years. With the exception of the acquired trade name recorded in connection with the acquisition of LoopNet, acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from two to fifteen years. The acquired trade name recorded in connection with the LoopNet acquisition has an indefinite estimated useful life and is not amortized, but is subject to annual impairment tests. The acquired intangible asset characterized as customer base consists of one distinct intangible asset composed of acquired customer contracts and the related customer relationships. Acquired customer bases are typically amortized on an accelerated basis related to the expected economic benefit of the intangible asset. The cost of capitalized building photography is amortized on a straight-line basis over periods ranging from three to five years.

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Capitalized Product Development Costs

Product development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. Costs are capitalized, to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company’s capitalized product development costs had a total net book value of approximately $111,000 and $0 as of December 31, 2013 and 2014, respectively. These capitalized product development costs are included in intangible and other assets in the Company’s consolidated balance sheets. Amortization is computed using a straight-line method over the remaining estimated economic life of the product, typically three to five years after the software is ready for its intended use. The Company amortized capitalized product development costs of approximately $191,000, $191,000 and $111,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $6.5 million and $13.2 million as of December 31, 2013 and 2014, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 9 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $2.0 million, $3.0 million and $3.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This guidance permits the use of either a full retrospective method or a modified retrospective approach in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

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

The Company applied the acquisition method to account for the Apartments.com transaction, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Accounts receivable	$11,402
Goodwill	421,724
Acquired trade names and other intangible assets	71,779
Acquired customer base	69,684
Acquired database technology	11,489
Acquired building photography	1,006
Other assets and liabilities	(2,866)
Fair value of identifiable net assets acquired	$584,218

The net assets of Apartments.com were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based on, but were not limited to, future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of ten years. The acquired database technology has an estimated useful life of one year due to the Company's intent to replace the existing database technology in 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of thirteen years. The acquired building photography has an estimated useful life of three years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over the estimated useful life. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $421.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment and the entire amount of goodwill is expected to be deductible for income tax purposes in future periods.

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

The Company's consolidated revenue for the year ended December 31, 2014, included $76.8 million from the Apartments.com Business. The Company's consolidated income before income taxes for the year ended December 31, 2014, included a $23.9 million loss before income taxes from the Apartments.com Business. The Company's consolidated revenue and income before income taxes for the years ended December 31, 2012 and 2013 did not include any amount from the Apartments.com Business.

The following unaudited pro forma amounts present consolidated information as if the acquisition had been completed as of January 1, 2013 (in thousands except per share data):

	Year Ended December 31,
	2013	2014
Revenue	$526,811	$598,340
Net income	$14,432	$51,649
Net income per share — basic	$0.52	$1.71
Net income per share — diluted	$0.51	$1.69

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

As a result of the acquisition of the Apartments.com Business, the Company recorded approximately $1.4 million in acquisition-related costs for the year ended December 31, 2014. These costs include expenses directly related to acquiring the Apartments.com Business, are expensed as incurred and are recorded in general and administrative expense. The Company did not record any acquisition-related costs for the year ended December 31, 2013 and recorded approximately $5.2 million in acquisition-related costs for the year ended December 31, 2012 as a result of the acquisition of LoopNet on April 30, 2012.

4.	INVESTMENTS

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as ARS. Investments are carried at fair value.

Scheduled maturities of investments classified as available-for-sale as of December 31, 2014 are as follows (in thousands):

Maturity	Fair Value
Due in:
2015	$—
2016 — 2019	822
2020 — 2024	—
2025 and thereafter	16,329
Available-for-sale investments	$17,151

The Company had no realized gains on its investments for the years ended December 31, 2012, 2013 and 2014, respectively. The Company had no realized losses on its investments for the years ended December 31, 2012, 2013 and 2014, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Changes in unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

As of December 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,842	$380	$(1,071)	$17,151
Available-for-sale investments	$17,842	$380	$(1,071)	$17,151

As of December 31, 2013, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$23,517	$411	$(1,938)	$21,990
Available-for-sale investments	$23,517	$411	$(1,938)	$21,990

The unrealized losses on the Company’s investments as of December 31, 2013 and 2014 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2013 and 2014. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	December 31,
	2013		2014
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$21,137	$(1,938)	$16,329	$(1,071)
Investments in an unrealized loss position	$21,137	$(1,938)	$16,329	$(1,071)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2013 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$160,275	$—	$—	$160,275
Money market funds	310,482	—	—	310,482
Commercial paper	56,255	—	—	56,255
Auction rate securities	—	—	17,151	17,151
Total assets measured at fair value	$527,012	$—	$17,151	$544,163

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2008 to December 31, 2014 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(5,675)
Balance at December 31, 2014	$17,151

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of December 31, 2014, the Company held ARS with $18.7 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2014.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2014. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2013 and 2014 was approximately 4.9% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of December 31, 2014, the Company determined there was a decline in the fair value of its ARS investments of approximately $691,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

As of December 31, 2014, the Company had no Level 3 liabilities. As of December 31, 2013, the Company held Level 3 liabilities for deferred consideration that it acquired as a result of the April 30, 2012 acquisition of LoopNet. The deferred consideration included potential deferred cash payments in connection with acquisitions LoopNet completed in 2010 including: (i) potential deferred cash payments due to the sellers of LandsofAmerica.com, LLC ("LandsofAmerica") on March 31, 2014 based on LandsofAmerica's achievement of financial and operational milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $1.0 million; and (ii) potential deferred cash payments due to the sellers of CoStar Private Sale NetworkTM (formerly known as Reaction Corp. (“Reaction Web”)) on March 31, 2014 based on CoStar Private Sale Network's achievement of revenue milestones, resulting in undiscounted deferred consideration as of December 31, 2013 of approximately $344,000. On March 28, 2013, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2012 and paid approximately $344,000 to the sellers of CoStar Private Sale Network for the achievement of revenue milestones in 2012. On March 31, 2014, the Company paid $1.0 million to the sellers of LandsofAmerica for the achievement of financial and operational milestones in 2013 and paid approximately $344,000 to the sellers of CoStar Private Sale Network for the achievement of revenue milestones in 2013.

The following table summarizes changes in fair value of the Company’s Level 3 liabilities from December 31, 2012 to December 31, 2014 (in thousands):

Deferred Consideration
Balance at December 31, 2012	$2,304
Accretion for 2013	384
Payments made in 2013	(1,344)
Balance at December 31, 2013	1,344
Payments made in 2014	(1,344)
Balance at December 31, 2014	$—

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2014
Leasehold improvements	$36,933	$42,026
Furniture, office equipment and research vehicles	27,395	31,016
Computer hardware and software	36,391	49,655
Property and equipment, gross	100,719	122,697
Accumulated depreciation and amortization	(43,000)	(48,944)
Property and equipment, net	$57,719	$73,753

Depreciation expense for property and equipment was approximately $10.1 million, $12.5 million and $15.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2012	$692,639	$25,439	$718,078
Effect of foreign currency translation	—	509	509
Goodwill, December 31, 2013	692,639	25,948	718,587
Acquisitions	421,724	—	421,724
Effect of foreign currency translation	—	(1,506)	(1,506)
Goodwill, December 31, 2014	$1,114,363	$24,442	$1,138,805

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of the Apartments.com Business.

During the fourth quarters of 2012, 2013 and 2014, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2013	2014
Capitalized product development cost	$2,140	$2,140	4
Accumulated amortization	(2,029)	(2,140)
Capitalized product development cost, net	111	—

Building photography	13,743	14,943	5
Accumulated amortization	(12,005)	(12,665)
Building photography, net	1,738	2,278

Acquired database technology	77,368	88,739	4
Accumulated amortization	(41,073)	(60,498)
Acquired database technology, net	36,295	28,241

Acquired customer base	130,960	199,826	10
Accumulated amortization	(74,734)	(102,443)
Acquired customer base, net	56,226	97,383

Acquired trade names and other intangible assets(1)	59,336	128,171	13
Accumulated amortization	(9,234)	(14,451)
Acquired trade names and other intangible assets, net	50,102	113,720

Intangible assets, net	$144,472	$241,622

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

Amortization expense for intangible assets was approximately $22.7 million, $27.6 million and $55.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.

In the aggregate, amortization for intangible assets existing as of December 31, 2014 for future periods is expected to be approximately $48.5 million, $36.2 million, $22.4 million, $14.9 million and $12.9 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

During the fourth quarter of 2014, the Company completed the annual impairment test of the acquired trade name recorded in connection with the LoopNet acquisition and concluded that this indefinite-lived intangible asset was not impaired.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLE ASSETS — (CONTINUED)

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

As a result of these branding and marketing plans, during 2014, the Company recorded impairment charges of approximately $1.8 million in cost of revenues in the consolidated statements of operations within its North America operating segment for the year ended December 31, 2014.

9.	LONG-TERM DEBT

On April 1, 2014, the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the 2012 Credit Agreement, including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for the Company's working capital needs and other general corporate purposes. During June 2014, the Company repaid the $150.0 million initial borrowing under the revolving credit facility. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of December 31, 2014.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT — (CONTINUED)

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10.1 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $9.7 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10.0 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement were capitalized and are amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

As of December 31, 2013 and 2014, no amounts were outstanding under the revolving credit facilities. Total interest expense for the term loan facilities and revolving credit facilities was approximately $4.8 million, $6.9 million and $10.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $2.0 million, $3.0 million and $3.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Total interest paid for the term loan facilities was approximately $2.5 million, $4.3 million and $7.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Maturities of the Company's borrowings under the Credit Agreement for each of the next five years as of December 31, 2014 are as follows (in thousands):

Year ending December 31,	Maturities
Due in:
2015	$20,000
2016	20,000
2017	35,000
2018	55,000
2019	255,000
Long-term debt, including current maturities	$385,000

10.	INCOME TAXES

The components of the provision (benefit) for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$(2,260)	$26,516	$24,741
State	1,974	3,996	2,761
Foreign	55	31	53
Total current	(231)	30,543	27,555
Deferred:
Federal	15,512	(10,919)	(698)
State	(2,067)	(1,849)	(813)
Foreign	5	28	—
Total deferred	13,450	(12,740)	(1,511)
Total provision for income taxes	$13,219	$17,803	$26,044

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The components of deferred tax assets and liabilities consists of the following (in thousands):

	December 31,
	2013	2014
Deferred tax assets:
Reserve for bad debts	$1,274	$1,825
Accrued compensation	6,725	7,287
Stock compensation	13,381	8,758
Net operating losses	17,457	15,665
Accrued reserve and other	4,284	3,360
Unrealized loss on securities	786	491
Deferred rent	4,329	5,902
Deferred revenue	1,538	1,879
Deferred gain on the sale of building	11,499	10,690
Total deferred tax assets	61,273	55,857

Deferred tax liabilities:
Prepaids	(1,096)	(1,258)
Depreciation	(6,033)	(9,806)
Intangibles	(55,284)	(47,720)
Total deferred tax liabilities	(62,413)	(58,784)

Net deferred tax liabilities, prior to valuation allowance	(1,140)	(2,927)
Valuation allowance	(10,936)	(7,783)
Net deferred tax liabilities	$(12,076)	$(10,710)

As of December 31, 2013 and 2014, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2013 includes an allowance for unrealized losses on ARS investments, foreign deferred tax assets and certain state net operating loss carryforwards. The valuation allowance as of December 31, 2014 includes an allowance for unrealized losses on ARS investments and foreign deferred tax assets. The valuation allowance for the deferred tax asset for unrealized losses on ARS has been recorded as an adjustment to accumulated other comprehensive loss.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. Similarly, the Company has established a valuation allowance for net operating losses in certain states where it is uncertain whether the Company will generate sufficient taxable income to utilize the net operating losses before the losses expire.

The Company’s change in valuation allowance was an increase of approximately $446,000 for the year ended December 31, 2013 and a decrease of approximately $3.2 million for the year ended December 31, 2014. The decrease for the year ended December 31, 2014 is due to a decrease in the valuation allowance for U.S. deferred tax assets of approximately $2.3 million primarily related to the write-off of tax credits and state net operating loss carryforwards and a decrease in the amount of unrealized losses on investments as well as the decrease in the valuation allowance for foreign deferred tax assets of approximately $835,000.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The Company had U.S. income before income taxes of approximately $36.1 million, $53.2 million and $70.6 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company had foreign losses of approximately $13.0 million and $5.6 million for the years ended December 31, 2012 and 2013, respectively. The Company had foreign income before income taxes of approximately $273,000 for the year ended December 31, 2014.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Expected federal income tax provision at statutory rate	$8,097	$16,638	$24,820
State income taxes, net of federal benefit	(1,360)	885	1,965
Foreign income taxes, net effect	(2,971)	(724)	336
Stock compensation	(313)	(116)	35
Increase (decrease) in valuation allowance	2,978	588	(2,397)
Nondeductible compensation	656	431	554
Nondeductible transaction costs	5,829	—	—
Other adjustments	303	101	731
Income tax expense, net	$13,219	$17,803	$26,044

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

The Company paid approximately $2.6 million, $6.5 million, and $3.0 million in income taxes for the years ended December 31, 2012, 2013 and 2014, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $27.9 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $11.0 million that begin to expire in 2020, state net operating loss carryforwards with a tax value of approximately $4.4 million that begin to expire in 2020 and state income tax credit carryforwards with a tax value of approximately $1.9 million that begin to expire in 2020. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $4.2 million and $1.2 million in 2013 and 2014, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2011	$3,347
Increase for current year tax positions	792
Decrease for prior year tax positions	(161)
Expiration of the statute of limitation for assessment of taxes	(69)
Unrecognized tax benefits as of December 31, 2012	3,909
Increase for current year tax positions	66
Increase for prior year tax positions	2,037
Expiration of the statute of limitation for assessment of taxes	(55)
Unrecognized tax benefits as of December 31, 2013	5,957
Increase for current year tax positions	51
Decrease for prior year tax positions	(189)
Expiration of the statute of limitation for assessment of taxes	(70)
Unrecognized tax benefits as of December 31, 2014	$5,749

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

Approximately $1.6 million and $1.5 million of the unrecognized tax benefits as of December 31, 2013 and 2014, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. The Company recognized $58,000, $62,000 and $62,000 for interest and penalties in its consolidated statements of operations for the years ended December 31, 2012, 2013 and 2014, respectively. The Company had liabilities of $342,000, $404,000 and $466,000 for interest and penalties in its consolidated balance sheets as of December 31, 2012, 2013 and 2014, respectively. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s federal and state income tax returns for tax years 2011 through 2013 remain open to examination. The Company’s U.K. income tax returns for tax years 2008 through 2013 remain open to examination.

The Company was previously under an Internal Revenue Service (“IRS”) audit in the U.S. for tax year 2010. During September 2014, the statute of limitations for tax year 2010 expired with no adjustments proposed by the IRS.

During July 2014, the IRS completed its audit of the tax returns filed by LoopNet, the Company's subsidiary, for tax years 2009, 2010, 2011 and the four months ended April 30, 2012. No adjustments were made to the financial statements as a result of the completion of the IRS audit.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2012, 2013 and 2014 was approximately $16.7 million, $18.3 million and $19.2 million, respectively.

Future minimum lease payments as of December 31, 2014 are as follows (in thousands):

2015	$19,442
2016	18,783
2017	18,607
2018	17,680
2019	15,907
2020 and thereafter	75,878
Total future minimum lease payments	$166,297

On April 1, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. See Note 9 for additional information regarding the term loan facility and revolving credit facility.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.	COMMITMENTS AND CONTINGENCIES — (CONTINUED)

In May 2011, LoopNet, the Board of Directors of LoopNet (“the LoopNet Board”) and/or the Company were named as defendants in three purported class action lawsuits brought by alleged LoopNet stockholders challenging LoopNet's then-proposed merger with the Company. The stockholder actions alleged, among other things, that (i) each member of the LoopNet Board breached his fiduciary duties to LoopNet and its stockholders in authorizing the sale of LoopNet to the Company, (ii) the merger did not maximize value to LoopNet stockholders, (iii) LoopNet and the Company made incomplete or materially misleading disclosures about the transaction and (iv) LoopNet and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the LoopNet Board. The stockholder actions sought class action certification and equitable relief, including an injunction against consummation of the merger. The parties stipulated to the consolidation of the actions, and permitted the filing of a consolidated complaint. In June 2011, counsel for the parties entered into a memorandum of understanding in which they agreed on the terms of a settlement of this litigation, which could result in a loss to the Company of approximately $200,000. On March 20, 2013, the California Superior Court declined to grant preliminary approval to the proposed settlement and issued an order scheduling a hearing on June 11, 2013 to show good cause why the case should not be dismissed. Shortly before the hearing, the plaintiffs filed a third supplemental submission in support of their motion for preliminary approval of the proposed settlement. The show cause hearing took place on May 13, 2014 and a follow up hearing took place on July 16, 2014. At the July 16, 2014 hearing the Court again denied preliminary approval of the settlement and encouraged the parties to discuss a potential disposition of the case due to the mootness of plaintiffs’ disclosure claims. The parties engaged in such discussions, and on October 14, 2014, the plaintiffs requested that the Court dismiss their claims with prejudice. The Court dismissed the action and, pursuant to an agreement between the parties, the Company and its insurer reimbursed certain legal fees to plaintiffs’ counsel in the total amount of $300,000. The Company paid approximately $200,000 of this amount.

On January 3, 2012, LoopNet, the Company’s wholly owned subsidiary, was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint sought unspecified damages, attorneys' fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On or about May 14, 2012, Civix filed a motion for leave to amend its complaint against LoopNet in the U.S. District Court for the Eastern District of Virginia seeking to add the Company as a defendant, alleging that the Company's products also infringe Civix’s patents. The Company filed a motion opposing Civix’s motion, and on June 21, 2012, the district court denied Civix’s motion to amend its complaint. On June 21, 2012, the Company filed an action in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement and invalidity against Civix. On August 14, 2012, the Company amended its complaint against Civix to assert an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of the Company's technology licensors. On August 30, 2012, the Eastern District of Virginia transferred Civix’s case against LoopNet to the Northern District of Illinois,. On October 29, 2012, Civix filed a separate action against LoopNet in the Northern District of Illinois alleging infringement of U.S. Patent No. 8,296,335. That case was later consolidated with Civix’s original lawsuit against LoopNet. Civix amended its complaint against the Company on November 8, 2012 to add claims under Patent No. 8,296,335 as well. On November 15, 2012, LoopNet filed an amended answer and counterclaim against Civix, asserting an affirmative claim against Civix for breach of contract, alleging Civix violated its license agreement with, and covenant not to sue, one of LoopNet's technology licensors. The U.S. District Court for the Northern District of Illinois construed the language of the patent on September 23, 2013, but no trial date was set. On November 25, 2013, Civix submitted its expert’s report of damages, which estimated the payment it deemed appropriate in the event that the Company was found liable for infringement. The Company believed that Civix’s calculation of damages was based on improper assumptions and miscalculations, and was otherwise unsupported. The Company submitted its own expert’s report of damages, which concluded that the appropriate payment to be made in the event that the Company was found liable for infringement was significantly less than Civix’s estimate of appropriate damages. Moreover, the Company’s expert’s report of damages concluded that while Civix’s calculation of damages was fundamentally flawed and should not have been used to determine damages, simply applying certain necessary adjustments to Civix’s calculation as outlined in the Company’s report resulted in a significant reduction in Civix’s calculation of damages to approximately $3.7 million. The Court granted a motion submitted by the parties requesting a settlement conference, which took place on November 20, 2014. Subsequent to the settlement conference, on December 1, 2014 the Company settled all outstanding litigation with Civix for $2.9 million, which was paid on December 9, 2014.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Prior to the third quarter of 2014, FOCUSTM was the Company’s primary service offering in the International operating segment. The Company introduced CoStar Suite in the U.K. in the fourth quarter of 2012 and no longer offered FOCUS to new clients beginning in 2013. CoStar's and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Revenues
North America	$330,805	$420,817	$552,141
International
External customers	19,131	20,126	23,795
Intersegment revenue	1,514	339	57
Total International revenue	20,645	20,465	23,852
Intersegment eliminations	(1,514)	(339)	(57)
Total revenues	$349,936	$440,943	$575,936

EBITDA
North America	$70,199	$97,348	$148,913
International	(10,007)	(3,136)	2,337
Total EBITDA	$60,192	$94,212	$151,250

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

The reconciliation of EBITDA to net income consists of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
EBITDA	$60,192	$94,212	$151,250
Purchase amortization in cost of revenues	(8,634)	(11,883)	(26,290)
Purchase amortization in operating expenses	(13,607)	(15,183)	(28,432)
Depreciation and other amortization	(10,511)	(12,992)	(15,650)
Interest income	526	326	516
Interest expense	(4,832)	(6,943)	(10,481)
Income tax expense, net	(13,219)	(17,803)	(26,044)
Net income	$9,915	$29,734	$44,869

Intersegment revenue recorded during 2014 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue recorded during 2012 and 2013 was attributable to services performed for CoStar Portfolio Strategy by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue is recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam and Property and Portfolio Research Ltd.

There were no costs allocated to North America EBITDA for the year ended December 31, 2012. North America EBITDA includes an allocation of approximately $800,000 and $1.1 million for the years ended December 31, 2013 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment.

International EBITDA includes a corporate allocation of approximately $5.3 million, $400,000 and $300,000 for the years ended December 31, 2012, 2013 and 2014, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2013	2014
Property and equipment, net
North America	$53,733	$71,209
International	3,986	2,544
Total property and equipment, net	$57,719	$73,753

Goodwill
North America	$692,639	$1,114,363
International	25,948	24,442
Total goodwill	$718,587	$1,138,805

Assets
North America	$1,311,292	$2,138,768
International	43,464	41,896
Total operating segment assets	$1,354,756	$2,180,664

Reconciliation of operating segment assets to total assets
Total operating segment assets	$1,354,756	$2,180,664
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(79,430)	(78,638)
Total assets	$1,256,982	$2,083,682

Liabilities
North America	$324,626	$564,832
International	79,266	75,584
Total operating segment liabilities	$403,892	$640,416

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$403,892	$640,416
Intersegment payables	(74,772)	(70,280)
Total liabilities	$329,120	$570,136

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2014. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

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

Equity Offering

During June 2014, the Company completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share. Net proceeds from the public equity offering were approximately $529.4 million, after deducting approximately $22.1 million of underwriting discounts and commissions and offering expenses of approximately $500,000. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it determines to pursue in the future, to finance the growth of its business and for  general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

14.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2012	2013	2014
Numerator:
Net income	$9,915	$29,734	$44,869
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	26,533	27,670	30,215
Effect of dilutive securities:
Stock options and restricted stock	416	542	426
Denominator for diluted net income per share — weighted-average outstanding shares	26,949	28,212	30,641

Net income per share — basic	$0.37	$1.07	$1.48
Net income per share — diluted	$0.37	$1.05	$1.46

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14.	NET INCOME PER SHARE — (CONTINUED)

Employee stock options with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Additionally, shares of restricted common stock that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, shares of restricted common stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Year Ended December 31,
	2012	2013	2014
Employee stock options	—	—	80
Performance-based restricted stock awards	399	379	23
Service-based restricted stock units	—	—	1
Total shares excluded from computation	399	379	104

15.	EMPLOYEE BENEFIT PLANS

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

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2007 Plan may be based on performance conditions. The Company has issued and/or reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 2, 2010 and an increase of 900,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 5, 2012): (a) 3,200,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date. Approximately 1.2 million shares were available for future grant under the 2007 Plan as of December 31, 2013 and 2014.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Incentive Plans — (Continued)

At December 31, 2014, there was $51.3 million of unrecognized compensation cost related to stock-based payments, net of forfeitures, which is expected to be recognized over a weighted-average-period of 2.5 years.

Stock Options

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	847,102	$17.34 - $60.23	$39.93
Granted	102,000	$58.95 - $58.95	$58.95
Exercised	(274,842)	$17.34 - $57.16	$34.04
Canceled or expired	(541)	$54.51 - $54.51	$54.51
Outstanding at December 31, 2012	673,719	$25.00 - $60.23	$45.20
Granted	126,800	$102.16 - $102.16	$102.16
Exercised	(409,799)	$25.00 - $58.95	$41.05
Canceled or expired	(16,380)	$36.48 - $58.95	$47.54
Outstanding at December 31, 2013	374,340	$36.48 - $102.16	$68.94
Granted	87,700	$201.04 - $201.04	$201.04
Exercised	(68,126)	$39.00 - $102.16	$55.81
Canceled or expired	(23,735)	$58.95 - $201.04	$124.09
Outstanding at December 31, 2014	370,179	$36.48 - $201.04	$99.12	7.25	$32,677

Exercisable at December 31, 2012	432,196	$25.00 - $60.23	$40.22
Exercisable at December 31, 2013	146,161	$36.48 - $60.23	$47.72
Exercisable at December 31, 2014	188,656	$36.48 - $102.16	$60.54	6.09	$23,221

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of the end of the period that had an exercise price less than the closing price on that date. Options to purchase 274,842, 409,799 and 68,126 shares were exercised during the years ended December 31, 2012, 2013, and 2014, respectively. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $11.9 million, $39.0 million and $8.9 million for the years ended December 31, 2012, 2013, and 2014, respectively.

The weighted-average grant date fair value of each option granted during the years ended December 31, 2012, 2013 and 2014 using the Black-Scholes option-pricing model was $20.99, $34.10 and $58.12 respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Options — (Continued)

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2012	2013	2014
Dividend yield	0%	0%	0%
Expected volatility	40%	37%	30%
Risk-free interest rate	0.9%	0.9%	1.5%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$36.48 - $42.50	58,603	5.05	$41.20	58,603	$41.20
$42.51 - $55.83	19,666	3.47	$49.24	19,666	$49.24
$55.84 - $57.61	43,549	6.17	$57.16	43,549	$57.16
$57.62 - $58.51	473	6.09	$58.06	100	$58.06
$58.52 - $59.59	54,068	7.14	$58.95	27,800	$58.95
$59.60 - $81.19	2,320	6.42	$60.23	1,740	$60.23
$81.20 - $151.60	111,600	8.19	$102.16	37,198	$102.16
$151.61 - $201.04	79,900	9.15	$201.04	—	$—
$36.48 - $201.04	370,179	7.25	$99.12	188,656	$60.54

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Restricted Stock Awards

In February 2012, the Committee approved grants of restricted common stock to the executive officers that vest based on the achievement of certain performance conditions. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company. In May and December of 2012, the Company granted additional shares of restricted common stock that vest based on the achievement of certain performance conditions to other employees. These shares of performance-based restricted common stock vest upon the Company’s achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. The Company granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. No shares of the 2012 performance-based restricted common stock were granted by the Company during the years ended December 31, 2013 and 2014. All of the awards were made under the 2007 Plan and pursuant to the Company’s standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of the Company’s common stock on the grant date. As of March 31, 2013, the Company initially determined that it was probable that the performance condition for these performance-based restricted common stock awards would be met by the March 31, 2017 forfeiture date. As of March 31, 2014, the Company had satisfied all performance and service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $0, $21.8 million and $2.2 million of stock-based compensation expense related to the 2012 performance-based restricted common stock for the years ended December 31, 2012, 2013 and 2014, respectively.

In February 2014, the Committee approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016. The number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the target awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement. These awards support the Committee’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The 2014 performance-based restricted common stock awards are subject to continuing employment requirements and to a market condition. The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the related three-year performance period. At the end of the three-year performance period, if the performance condition is achieved at or above the pre-established threshold, the number of shares earned is further adjusted by a TSR payout percentage, which ranges between 80.0% and 120.0%, based on the Company’s TSR performance relative to that of the Russell 1000 Index over the respective three-year period. The Company granted a total of 24,720 shares of 2014 performance-based restricted common stock during the year ended December 31, 2014.

The Company estimates the fair value of its performance-based restricted common stock awards with a market condition on the date of grant using a Monte-Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine the expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based restricted common stock awards with a market condition granted during the year ended December 31, 2014 were as follows:

Year Ended December 31,
2014
Dividend yield	0%
Expected volatility	30%
Risk-free interest rate	0.6%
Expected life (in years)	3
Weighted-average grant date fair value	$216.20

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Restricted Stock Awards — (Continued)

As of December 31, 2014, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for these awards would be met by December 31, 2016. As a result, the Company recorded a total of approximately $1.1 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the year ended December 31, 2014. There was no stock-based compensation expense related to the grant of 2014 performance-based restricted common stock recorded for the years ended December 31, 2012 and 2013. The Company expects to record an estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock awards of approximately $2.7 million over the periods 2015, 2016 and 2017.

The following table presents unvested restricted stock awards activity without a market condition and performance-based restricted common stock awards activity with a market condition for the year ended December 31, 2014:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2013	968,270	$80.52	—	$—
Granted	234,282	$167.49	24,720	$216.20
Vested	(586,842)	$68.34	—	$—
Canceled	(58,917)	$117.70	(2,160)	$216.20
Unvested restricted stock awards at December 31, 2014	556,793	$126.01	22,560	$216.20

Restricted Stock Units

The following table presents unvested restricted stock units activity for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2013	—	$—
Granted	887	$169.16
Vested	—	$—
Canceled	—	$—
Unvested restricted stock units at December 31, 2014	887	$169.16

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. In 2013 and 2014, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2012, 2013 and 2014 were approximately $2.7 million, $5.1 million and $6.1 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2012, 2013 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Employee Pension Plan

The Company maintains a Group Personal Pension Plan (the “Plan”) for all eligible employees in the Company’s U.K. offices. The Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2012, the Company matched 50% of employee contributions up to a maximum of 6% of total compensation. In 2013 and 2014, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the Plan by the Company to match employee contributions for the years ended December 31, 2012, 2013 and 2014 were approximately $180,000, $280,000 and $390,000, respectively.

 Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. There were 34,895 and 21,774 shares available for purchase under the ESPP as of December 31, 2013 and 2014, respectively and approximately 11,291 and 13,121 shares of the Company’s common stock were purchased under the ESPP during 2013 and 2014, respectively.