Form 10-Q
period 2015-03-31
COSTAR GROUP INC
filed 2015-04-30
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 32,409,761 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$159,020	$119,076
Cost of revenues	45,396	33,643
Gross margin	113,624	85,433

Operating expenses:
Selling and marketing	69,478	27,745
Software development	15,148	12,351
General and administrative	25,363	24,897
Purchase amortization	7,142	3,299
	117,131	68,292
Income (loss) from operations	(3,507)	17,141
Interest and other income	294	137
Interest and other expense	(2,343)	(1,615)
Income (loss) before income taxes	(5,556)	15,663
Income tax expense, net	571	5,923
Net income (loss)	$(6,127)	$9,740

Net income (loss) per share — basic	$(0.19)	$0.34
Net income (loss) per share — diluted	$(0.19)	$0.34

Weighted average outstanding shares — basic	31,831	28,273
Weighted average outstanding shares — diluted	31,831	28,840

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(6,127)	$9,740
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,261)	259
Net decrease in unrealized loss on investments	168	178
Total other comprehensive income (loss)	(1,093)	437
Total comprehensive income (loss)	$(7,220)	$10,177

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$541,771	$527,012
Accounts receivable, net of allowance for doubtful accounts of approximately $5,006 and $4,815 as of March 31, 2015 and December 31, 2014, respectively	45,699	38,694
Deferred and other income taxes, net	25,604	20,007
Income tax receivable	1,027	1,027
Prepaid expenses and other current assets	10,283	9,736
Debt issuance costs, net	3,320	3,335
Total current assets	627,704	599,811

Long-term investments	16,669	17,151
Property and equipment, net	79,123	73,753
Goodwill	1,137,707	1,138,805
Intangible assets, net	226,699	241,622
Deposits and other assets	2,747	2,676
Debt issuance costs, net	9,052	9,864
Total assets	$2,099,701	$2,083,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	6,599	8,608
Accrued wages and commissions	18,899	23,155
Accrued expenses	48,551	27,001
Deferred gain on the sale of building	2,523	2,523
Deferred revenue	39,286	38,003
Total current liabilities	135,858	119,290

Long-term debt, less current portion	360,000	365,000
Deferred gain on the sale of building	23,131	23,762
Deferred rent	27,479	27,032
Deferred income taxes, net	33,539	30,349
Income taxes payable	4,736	4,703
Total liabilities	584,743	570,136

Total stockholders’ equity	1,514,958	1,513,546
Total liabilities and stockholders’ equity	$2,099,701	$2,083,682
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(6,127)	$9,740
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,188	3,540
Amortization	13,625	6,311
Amortization of debt issuance costs	827	710
Impairment loss	1,402	1,053
Excess tax benefit from stock-based compensation	(2,095)	(23,429)
Stock-based compensation expense	7,442	7,879
Deferred income tax benefit, net	3,886	5,090
Provision for losses on accounts receivable	1,558	986
Changes in operating assets and liabilities:
Accounts receivable	(8,640)	(12,499)
Prepaid expenses and other current assets	(566)	(1,509)
Deposits and other assets	(83)	39
Accounts payable and other liabilities	13,231	(5,991)
Deferred revenue	1,521	1,525
Net cash provided by (used in) operating activities	30,169	(6,555)

Investing activities:
Proceeds from sale and settlement of investments	650	—
Purchases of property and equipment and other assets	(11,744)	(4,149)
Net cash used in investing activities	(11,094)	(4,149)

Financing activities:
Payments of long-term debt	(5,000)	(4,375)
Payments of deferred consideration	—	(1,344)
Excess tax benefit from stock-based compensation	2,095	23,429
Repurchase of restricted stock to satisfy tax withholding obligations	(5,203)	(42,555)
Proceeds from exercise of stock options and employee stock purchase plan	4,055	3,001
Net cash used in financing activities	(4,053)	(21,844)

Effect of foreign currency exchange rates on cash and cash equivalents	(263)	38
Net increase (decrease) in cash and cash equivalents	14,759	(32,510)
Cash and cash equivalents at the beginning of period	527,012	255,953
Cash and cash equivalents at the end of period	$541,771	$223,443
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2015 and December 31, 2014, the results of its operations for the three months ended March 31, 2015 and 2014, its comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities, accounting for business combinations, contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from these estimates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs, which includes e-commerce, television, radio, print and other media advertising, were approximately $34.6 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2015 and 2014.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation adjustment	$(6,954)	$(5,693)
Accumulated net unrealized loss on investments, net of tax	(523)	(691)
Total accumulated other comprehensive loss	$(7,477)	$(6,384)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2015	2014

Net income (loss)	$(6,127)	$9,740
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	31,831	28,273
Effect of dilutive securities:
Stock options and restricted stock	—	567
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	31,831	28,840

Net income (loss) per share — basic	$(0.19)	$0.34
Net income (loss) per share — diluted	$(0.19)	$0.34

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

The Company did not consider the impact of potentially dilutive securities for the three months ended March 31, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Stock options to purchase approximately 88,000 shares that were outstanding for the three months ended March 31, 2014 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. Additionally, approximately 55,000 and 25,000 shares of restricted common stock that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively. Finally, approximately 1,000 shares of restricted common stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share for each of the three months ended March 31, 2015 and 2014, respectively.

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $4.1 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. The Company realized approximately $2.1 million and $23.4 million of excess tax benefits from stock options exercised and restricted stock awards vested for the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$1,370	$1,208
Selling and marketing	982	1,101
Software development	1,270	1,447
General and administrative	3,820	4,123
Total stock-based compensation	$7,442	$7,879

Options to purchase 38,451 and 43,416 shares were exercised during the three months ended March 31, 2015 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $12.4 million and $13.2 million as of March 31, 2015 and December 31, 2014, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $827,000 and $710,000 for the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Unless the FASB delays the effective date of the new standard, this guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This guidance permits the use of either a full retrospective method or a modified retrospective approach in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. The Company has not yet selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. This guidance is not expected to have a material impact on the Company’s results of operations or financial position, but will require changes to the presentation of the consolidated balance sheets and the notes to the consolidated financial statements.

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

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of ten years. The acquired database technology had an estimated useful life of one year due to the Company's intent to replace the acquired database technology, which occurred in February of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of thirteen years. The acquired building photography has an estimated useful life of three years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over the estimated useful life. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $421.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment and the entire amount of goodwill is expected to be deductible for income tax purposes in future periods.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITION — (CONTINUED)

As a result of the acquisition of the Apartments.com Business, the Company recorded approximately $1.1 million in acquisition-related costs for the three months ended March 31, 2014. The Company did not record any acquisition-related costs for the three months ended March 31, 2015. These costs include expenses directly related to acquiring the Apartments.com Business, are expensed as incurred and are recorded in general and administrative expense.

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

Scheduled maturities of investments classified as available-for-sale as of March 31, 2015 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2015 — March 31, 2016	$—
April 1, 2016 — March 31, 2020	844
April 1, 2020 — March 31, 2025	—
After March 31, 2025	15,825
Available-for-sale investments	$16,669

The Company had no realized gains on its investments for each of the three months ended March 31, 2015 and 2014. The Company had no realized losses on its investments for each of the three months ended March 31, 2015 and 2014. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of March 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,192	$402	$(925)	$16,669
Available-for-sale investments	$17,192	$402	$(925)	$16,669

As of December 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,842	$380	$(1,071)	$17,151
Available-for-sale investments	$17,842	$380	$(1,071)	$17,151

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of March 31, 2015 and December 31, 2014 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$15,825	$(925)	$16,329	$(1,071)
Investments in an unrealized loss position	$15,825	$(925)	$16,329	$(1,071)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2015 and December 31, 2014.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$336,204	$—	$—	$336,204
Money market funds	155,816	—	—	155,816
Commercial paper	49,751	—	—	49,751
Auction rate securities	—	—	16,669	16,669
Total assets measured at fair value	$541,771	$—	$16,669	$558,440

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$17,151	$21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	168	178
Settlements	(650)	—
Balance at end of period	$16,669	$22,168

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to March 31, 2015 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(5,675)
Balance at December 31, 2014	17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	168
Settlements	(650)
Balance at March 31, 2015	$16,669

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2015, the Company held ARS with $18.0 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2015.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2015 and December 31, 2014 was approximately 4.0% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2015, the Company determined there was a net decline in the fair value of its ARS investments of approximately $523,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2013	$692,639	$25,948	$718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	(1,506)	(1,506)
Goodwill, December 31, 2014	1,114,363	24,442	1,138,805
Effect of foreign currency translation	—	(1,098)	(1,098)
Goodwill, March 31, 2015	$1,114,363	$23,344	$1,137,707

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of the Apartments.com Business.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2015	December 31, 2014	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,243	$2,140	4
Accumulated amortization	(2,146)	(2,140)
Capitalized product development cost, net	97	—

Building photography	14,900	14,943	5
Accumulated amortization	(12,795)	(12,665)
Building photography, net	2,105	2,278

Acquired database technology	77,163	88,739	5
Accumulated amortization	(54,527)	(60,498)
Acquired database technology, net	22,636	28,241

Acquired customer base	199,230	199,826	10
Accumulated amortization	(109,030)	(102,443)
Acquired customer base, net	90,200	97,383

Acquired trade names and other intangible assets (1)	127,996	128,171	13
Accumulated amortization	(16,335)	(14,451)
Acquired trade names and other intangible assets, net	111,661	113,720

Intangible assets, net	$226,699	$241,622

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

In February 2015, as a result of the Company's product development efforts, it launched a new Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of the Apartments.com Business. The Company evaluated the acquired developed technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired developed technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1.4 million in cost of revenues in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended March 31, 2015.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT

On April 1, 2014, the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the 2012 Credit Agreement, including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of the Apartments.com Business. The undrawn proceeds of the revolving credit facility are available for the Company's working capital needs and other general corporate purposes. During June 2014, the Company repaid the $150.0 million initial borrowing under the revolving credit facility. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using a valuation technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

Effective April 1, 2014, the Company terminated the 2012 Credit Agreement and repaid all amounts outstanding thereunder, which amounts totaled $148.8 million. The Company evaluated the execution of the 2014 Credit Agreement and termination of the 2012 Credit Agreement and determined that the transactions did not qualify as an extinguishment of debt because the change in the present value of future cash flows between the initial term loan facility under the 2012 Credit Agreement and the new term loan facility under the 2014 Credit Agreement was not considered a substantial modification.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus 0.50% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and those of its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, no amounts were outstanding under the revolving credit facilities. Total interest expense for the term loan facilities and revolving credit facilities was approximately $2.3 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $827,000 and $710,000 for the three months ended March 31, 2015 and 2014, respectively. Total interest paid for the term loan facilities was approximately $1.5 million and $905,000 for the three months ended March 31, 2015 and 2014, respectively.

9.	INCOME TAXES

The income tax provision for the three months ended March 31, 2015 and 2014 reflects an effective tax rate of approximately (10)% and 38%, respectively. The change in the effective tax rate is primarily due to a change in local tax law that occurred during the first quarter of 2015.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. CoStar’s and its subsidiaries' subscription-based services consist primarily of similar services offered over the Internet to commercial real estate industry and related professionals. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
North America	$153,017	$113,326
International
External customers	6,003	5,750
Intersegment revenue	8	—
Total International revenue	6,011	5,750
Intersegment eliminations	(8)	—
Total revenues	$159,020	$119,076

EBITDA
North America	$13,677	$26,368
International	629	624
Total EBITDA	$14,306	$26,992

The reconciliation of EBITDA to net income (loss) consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
EBITDA	$14,306	$26,992
Purchase amortization in cost of revenues	(6,347)	(2,877)
Purchase amortization in operating expenses	(7,142)	(3,299)
Depreciation and other amortization	(4,324)	(3,675)
Interest income	294	137
Interest expense	(2,343)	(1,615)
Income tax expense, net	(571)	(5,923)
Net income (loss)	$(6,127)	$9,740

Intersegment revenue recorded during 2015 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $200,000 and $400,000 for the three months ended March 31, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended March 31, 2015 and 2014. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, net
North America	$76,512	$71,209
International	2,611	2,544
Total property and equipment, net	$79,123	$73,753

Goodwill
North America	$1,114,363	$1,114,363
International	23,344	24,442
Total goodwill	$1,137,707	$1,138,805

Assets
North America	$2,157,218	$2,138,768
International	38,752	41,896
Total operating segment assets	$2,195,970	$2,180,664

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,195,970	$2,180,664
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(77,925)	(78,638)
Total assets	$2,099,701	$2,083,682

Liabilities
North America	$580,751	$564,832
International	70,860	75,584
Total operating segment liabilities	$651,611	$640,416

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$651,611	$640,416
Intersegment payables	(66,868)	(70,280)
Total liabilities	$584,743	$570,136

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	EQUITY OFFERING

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

13.	SUBSEQUENT EVENT

The Company plans to acquire Apartment Finder pursuant to a definitive agreement and plan of merger with Network Communications, Inc. (the “Merger Agreement”), for $170.0 million in cash, subject to post-closing purchase price adjustments. The Merger Agreement was signed on April 27, 2015. The Company expects the acquisition to close within 90 days, subject to the satisfaction of customary closing conditions. Apartment Finder provides lead generation, advertising, and internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. The Company is not in a position yet to estimate the financial impact the proposed merger will have on its operations.

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

Apartments, LLC (which operates as Apartments.com), our subsidiary, operates an online apartment marketplace for renters that matches apartment seekers with apartment homes and provides property managers and owners a platform for marketing their properties. BizBuySell is an online marketplace for operating businesses for sale, and LandsofAmerica is an online marketplace for rural land for sale.

Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality.

To more fully integrate and connect our services and, ultimately, to provide improved access to our resources, we launched a new brand identity in May 2014. The new branding unites our flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica - with a modern, cohesive look that enhances customers’ access to the full breadth of our information, analytics and online marketplace solutions. The resulting streamlined network of platforms is designed to improve the customer experience and make it easier for customers to find the most useful tools for their commercial real estate information, analytics and online marketplace needs. The new brand identity was unveiled in connection with the launch of our new corporate website and newly designed website interfaces for CoStar, LoopNet and Apartments.com. Our new website interfaces provide streamlined navigation and search functions for visitors and enable customers to quickly access our market-leading services. Since introducing our new brand identity in May 2014, we have relaunched the Apartments.com website.

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

Our subscription-based services consist primarily of services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than charging fees based on actual system usage. Contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography and the number and types of services to which a client subscribes. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

As of March 31, 2015 and 2014, our annualized net new sales of subscription-based services on annual contracts were approximately $16.2 million and $14.7 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2015 and 2014, our contract renewal rate for existing CoStar subscription-based services was approximately 91% and 93%, respectively, and therefore our cancellation rate for those services was approximately 9% and 7%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Acquisitions

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

Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource.

Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties, and a research effort to document the apartment industry in the U.S. CoStar designed the new Apartments.com website, which was launched in February 2015, around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The newly launched site provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the new site also offers innovative search tools.

Similar to our other past acquisitions, we have begun, and plan to continue, to integrate, further develop and cross-sell the services offered by the Apartments.com Business and the other services we offer. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com platform, and we plan to increase our sales and marketing expenses in order to support the Apartments.com Business and to increase brand awareness. In conjunction with the launch of the new Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign includes an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business. The marketing campaign features television and radio advertising, online/digital advertising, social media and out-of-home ads and will be reinforced by Search Engine Marketing.

To further support our expansion into the apartment marketplace, we plan to acquire Apartment Finder pursuant to a definitive agreement and plan of merger with Network Communications, Inc. (the “Merger Agreement”), for $170.0 million in cash, subject to post-closing purchase price adjustments. Apartment Finder provides lead generation, advertising, and internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. The Merger Agreement was signed on April 27, 2015. We expect the acquisition to close within 90 days, subject to the satisfaction of customary closing conditions. In light of our plan to acquire Apartment Finder pursuant to the Merger Agreement, we are currently evaluating how best to integrate the Apartment Finder business.

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

The launch of the new Apartments.com website in February 2015 is one example of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved site, enhanced search capabilities, information regarding real-time vacancies, and our continued development and introduction of enhancements to the Apartments.com services will attract more consumers, making the service more valuable to property managers, which will increase our cross-selling opportunities. Another example is our introduction in October 2013 of technology enhancements to CoStar Suite, our platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. The enhancements improve CoStar Suite's user interface, search functionality and analytic capabilities. For example, the CoStar Multifamily® information search allows users to access our extensive multifamily property database. In addition, CoStar Lease AnalysisTM, an integrated workflow tool, provides users a simple way to produce understandable cash flows for any proposed or existing lease. We plan to continue our software development efforts to enhance our new Lease Analysis workflow tool and to develop other potential lease comparable services in 2015. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. These technology enhancements are expected to drive continued revenue growth in 2015 and for the foreseeable future.

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

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. Although we are assessing the best strategy to implement this shift and will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

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

Internationally, we continue to integrate our operations more fully with those in the U.S. Similar to our North America operating segment, we intend to continue to upgrade our international platform of services and expand the coverage of our service offerings within our International operating segment. To further those initiatives, we introduced CoStar Suite in the U.K. during the fourth quarter of 2012. CoStar Suite is sold as a consistent international platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through the Company's mobile application, CoStarGo. CoStarGo 2.0 was released in the U.K. in October 2013 simultaneous with its release in the U.S. Additionally, we have upgraded our back-end research operations, fulfillment and Customer Relationship Management systems to support these new U.K. services.

We recently expanded the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we plan to expand our research into additional Canadian cities in the near term. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based information services and the successful cross-selling of our services to customers in existing markets.

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

We currently issue stock options and/or restricted stock to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. Grants of equity awards may vest over time or based on achievement of pre-approved performance conditions and market conditions.

The Compensation Committee (the “Committee”) of the Board of Directors expects to grant other performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2015 and December 31, 2014 was approximately 4.0% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2015, we determined there was a net decline in the fair value of our ARS investments of approximately $523,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2015. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2015. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to recover the carrying value of such assets. The accuracy of these judgments may be adversely affected by several factors, including the factors listed below:

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

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2014, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2014 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

In February 2015, as a result of our product development efforts, we launched a new Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of the Apartments.com Business. We evaluated the acquired developed technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired developed technology was impaired as we had ceased using the asset. We recorded an impairment charge of approximately $1.4 million in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the three months ended March 31, 2015.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as "non-GAAP EPS"). EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 27 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2014 and 2015, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(6,127)	$9,740
Purchase amortization in cost of revenues	6,347	2,877
Purchase amortization in operating expenses	7,142	3,299
Depreciation and other amortization	4,324	3,675
Interest income	(294)	(137)
Interest expense	2,343	1,615
Income tax expense, net	571	5,923
EBITDA	$14,306	$26,992

Net cash flows provided by (used in)
Operating activities	$30,169	$(6,555)
Investing activities	(11,094)	(4,149)
Financing activities	(4,053)	(21,844)

Comparison of Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

Revenues. Revenues increased to $159.0 million for the three months ended March 31, 2015, from $119.1 million for the three months ended March 31, 2014. The $39.9 million increase was primarily attributable to increased revenue of approximately $26.1 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $113.6 million for the three months ended March 31, 2015, from $85.4 million for the three months ended March 31, 2014. The gross margin percentage decreased to 71.5% for the three months ended March 31, 2015, from 71.7% for the three months ended March 31, 2014. The increase in the gross margin amount was principally due to an increase in revenues partially offset by an increase in cost of revenues of $11.8 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of the Apartments.com Business.

Selling and Marketing Expenses. Selling and marketing expenses increased to $69.5 million for the three months ended March 31, 2015, from $27.7 million for the three months ended March 31, 2014, and increased as a percentage of revenues to 43.7% for the three months ended March 31, 2015, compared to 23.3% for the three months ended March 31, 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $15.1 million for the three months ended March 31, 2015, from $12.4 million for the three months ended March 31, 2014, and decreased as a percentage of revenues to 9.5% for the three months ended March 31, 2015, compared to 10.4% for the three months ended March 31, 2014. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of the Apartments.com Business.

General and Administrative Expenses. General and administrative expenses increased to $25.4 million for the three months ended March 31, 2015, from $24.9 million for the three months ended March 31, 2014, and decreased as a percentage of revenues to 15.9% for the three months ended March 31, 2015, compared to 20.9% for the three months ended March 31, 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $3.4 million from our April 1, 2014 acquisition of the Apartments.com Business, partially offset by acquisition-related costs of $1.1 million as well as loss contingencies and other legal costs related to litigation of approximately $1.2 million incurred during the three months ended March 31, 2014 that did not occur during the three months ended March 31, 2015.

Purchase Amortization Expense. Purchase amortization expense increased to $7.1 million for the three months ended March 31, 2015, compared to $3.3 million for the three months ended March 31, 2014, and increased as a percentage of revenues to 4.5% for the three months ended March 31, 2015, compared to 2.8% for the three months ended March 31, 2014. The increase in the amount and percentage of purchase amortization expense was due to additional purchase amortization expenses from our April 1, 2014 acquisition of the Apartments.com Business.

Interest and Other Income. Interest and other income increased to approximately $294,000 for the three months ended March 31, 2015 compared to approximately $137,000 for the three months ended March 31, 2014. The increase was primarily due to our higher cash and cash equivalent balance in 2015 resulting from the public equity offering completed in June 2014.

Interest and Other Expense. Interest and other expense increased to $2.3 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. The increase was due to the increase in interest expense resulting from a higher outstanding long-term debt balance during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Income Tax Expense, Net. Income tax expense, net decreased to $571,000 for the three months ended March 31, 2015, compared to $5.9 million for the three months ended March 31, 2014. This decrease was primarily due to lower income before income taxes for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. The decrease was partially offset by an increase in income tax expense, net due to a change in local tax law that occurred during the first quarter of 2015.

Comparison of Business Segment Results for Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America and International operating segments. North America revenues increased to $153.0 million for the three months ended March 31, 2015, from $113.3 million for the three months ended March 31, 2014. This increase in North America revenue was primarily due to increased revenue of approximately $26.1 million from our April 1, 2014 acquisition of the Apartments.com Business as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $6.0 million for the three months ended March 31, 2015, compared to $5.8 million for the three months ended March 31, 2014. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $13.7 million for the three months ended March 31, 2015, from $26.4 million for the three months ended March 31, 2014. The decrease in North America EBITDA resulted primarily from our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA increased to $629,000 for the three months ended March 31, 2015, from $624,000 for the three months ended March 31, 2014. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $200,000 and $400,000 for the three months ended March 31, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $100,000 for each of the three months ended March 31, 2015 and 2014. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $541.8 million as of March 31, 2015 compared to cash and cash equivalents of $527.0 million as of December 31, 2014. The increase in cash and cash equivalents for the three months ended March 31, 2015 was primarily due to net cash provided by operating activities of approximately $30.2 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $30.2 million compared to net cash used in operating activities of approximately $6.6 million for the three months ended March 31, 2014. This $36.8 million increase was primarily due to a net increase of $23.9 million in changes in operating assets and liabilities as well as an increase of $12.9 million in net income plus non-cash items. The $23.9 million net increase in changes in operating assets and liabilities was primarily due to an increase in accrued expenses related to the wide-scale marketing campaign for Apartments.com.

Net cash used in investing activities for the three months ended March 31, 2015 was approximately $11.1 million compared to approximately $4.1 million for the three months ended March 31, 2014. This $7.0 million increase in net cash used in investing activities was primarily due to an increase of approximately $7.6 million in purchases of property and equipment and other assets.

Net cash used in financing activities was approximately $4.1 million for the three months ended March 31, 2015 compared to approximately $21.8 million for the three months ended March 31, 2014. This $17.7 million decrease in net cash used in financing activities was primarily due to a decrease of approximately $37.4 million in repurchases of restricted stock to satisfy tax withholding obligations, partially offset by a decrease in excess tax benefits from stock-based compensation of approximately $21.3 million in connection with the exercise of stock options and vesting of restricted stock.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the three months ended March 31, 2015, we incurred capital expenditures of approximately $11.7 million. We expect to make aggregate capital expenditures in 2015 of approximately $30.0 million to $40.0 million, primarily related to the build out of leased office space.

In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015, to generate brand awareness and site traffic for Apartments.com. The marketing campaign includes an incremental investment of $75.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of the Apartments.com Business.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

We plan to acquire Apartment Finder pursuant to the Merger Agreement for $170.0 million in cash, subject to post-closing purchase price adjustments. The Merger Agreement was signed on April 27, 2015. We expect the acquisition to close within 90 days, subject to the satisfaction of customary closing conditions.

On April 1, 2014, we purchased the Apartments.com Business from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of the Apartments.com Business as of the Closing Date. On the Closing Date, we entered into a credit agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2014 Credit Agreement”). We funded the purchase price for the Apartments.com Business at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were also used to refinance the term loan facility and revolving credit facility established under the 2012 Credit Agreement, including related fees and expenses. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of March 31, 2015, maturities of our borrowings under the 2014 Credit Agreement for each of the next four years ended March 31, 2016 to 2019, are expected to be $20.0 million, $20.0 million, $40.0 million and $300.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility. As of March 31, 2015 and December 31, 2014, no amounts were outstanding under the revolving credit facilities.

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at our option, either (i) during any interest period selected by us, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement), or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus 0.50% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and those of our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, no amounts were outstanding under our revolving credit facilities. Total interest expense for the term loan facilities and revolving credit facilities was approximately $2.3 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $827,000 and $710,000 for the three months ended March 31, 2015 and 2014, respectively. Total interest paid for the term loan facilities was approximately $1.5 million and $905,000 for the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, we had $18.0 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that will improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Unless the FASB delays the effective date of the new standard, this guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This guidance permits the use of either a full retrospective method or a modified retrospective approach in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. We have not yet selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. This guidance is not expected to have a material impact on our results of operations or financial position, but will require changes to the presentation of our consolidated balance sheets and the notes to our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2015 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400.0 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, acquisitions, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; the pace of recovery in the commercial real estate market; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to consummate the acquisition of NCI; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisition of the Apartments.com business and the pending acquisition of NCI, including the Apartment Finder business, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded services and expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., U.K., Toronto, Canada and France. Our functional currency for our operations in the U.K., France and Canada is the local currency. As such, fluctuations in the British Pound, Euro and Canadian dollar may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2015, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $7.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2015. As of March 31, 2015, we had $541.8 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2015, we had $380.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of March 31, 2015, an increase in the interest rate by 25 basis points would result in an increase of approximately $1.0 million in interest expense annually. Based on our outstanding borrowings as of March 31, 2015, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $1.0 million in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2015, $18.0 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2015, we determined that there was a net decline in the fair value of our ARS investments of approximately $523,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We have approximately $1.4 billion in intangible assets as of March 31, 2015. As of March 31, 2015, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2014 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factors discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K.

The failure to successfully integrate NCI’s Apartment Finder business and operations and/or fully realize synergies from the merger in the expected time frame may adversely affect our future results. The success of the merger will depend, in part, on our ability to successfully integrate NCI’s Apartment Finder business and operations and fully realize the anticipated benefits and synergies from combining our business and the businesses of Apartments.com and Apartment Finder. If we are not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all, may take longer to realize than expected or may be more costly to realize than expected.

CoStar and NCI have operated and, until the completion of the merger, will continue to operate independently. The pending merger, or the integration process following the closing, could result in the loss of key employees, loss of key clients, increases in operating costs, or the disruption of each company’s ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. The success of the merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating our business with the businesses of Apartments.com and Apartment Finder, while minimizing or eliminating any difficulties that may occur. Even if the integration of our business with the businesses of Apartments.com and Apartment Finder is successful, it may not result in the realization of the full benefits of the growth opportunities and cost savings that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

Our efforts to integrate the businesses will divert management’s attention and other resources from uses that could otherwise have been beneficial to us. In addition, management may decide to combine or eliminate products or services currently offered by NCI and its Apartment Finder business, which could also result in the loss of revenues, key employees, key clients, key vendors or other business partners.

Our business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger. Parties with which we and NCI do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with CoStar, Apartments.com, Apartment Finder or the combined businesses. Our business relationship with NCI may be subject to disruption as clients and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than CoStar, Apartments.com, NCI or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed. The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: adoption of the merger agreement by NCI’s stockholders, obtaining required regulatory approvals, absence of orders prohibiting the completion of the merger, continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements. In addition, both CoStar and NCI have rights to terminate the merger agreement under certain circumstances specified in the merger agreement.

Significant transaction costs may be incurred as a result of the merger. We may incur significant transaction costs related to the merger. These transaction costs include legal and accounting fees and expenses. We may also incur additional unanticipated transaction costs in connection with the merger. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. Additional costs will be incurred in connection with integrating the companies’ businesses, such as severance and IT integration expenses. Costs in connection with the merger and integration may be higher than expected.

CoStar and NCI may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on CoStar and NCI employees may have an adverse effect on CoStar and NCI and consequently the combined business. This uncertainty may impair our ability and NCI’s ability to attract, retain and motivate key personnel until the merger is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the merger, as our employees and NCI's employees may experience uncertainty about their future roles with the combined business. Additionally, certain NCI officers and key employees own shares of NCI’s common stock or have stock options and certain officers and key employees are entitled to receive payments upon completion of the merger. If the merger is completed, these officers and key employees may be entitled to either (or both) their pro rata merger consideration or the transaction payments, the payment of which could provide sufficient financial incentive for them to no longer pursue employment with the combined business. If key employees of CoStar or NCI depart, we may incur significant costs to identify, hire and retain replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2015	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	3,465		$182.48	—	—
February 1 through February 28	12,885		194.38	—	—
March 1 through March 31	10,815		191.03	—	—
Total	27,165	(1)	$191.53	—	—

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

COSTAR GROUP, INC.
Date:	April 30, 2015	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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

2.3
Agreement and Plan of Merger, dated as of April 27, 2015, by and among CoStar Realty Information, Inc., Orange, LLC, Network Communications, Inc., and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 29, 2015).

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
10.1
Form of Voting Agreement, by and among CoStar Realty Information, Inc. and the funds and accounts managed by Beach Point Capital Management LP (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 29, 2015).

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.