Form 10-Q
period 2015-06-30
COSTAR GROUP INC
filed 2015-07-30
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 32,470,507 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$170,657	$147,708	$329,677	$266,784
Cost of revenues	44,634	39,481	90,030	73,124
Gross margin	126,023	108,227	239,647	193,660

Operating expenses:
Selling and marketing	92,434	40,889	161,912	68,634
Software development	16,844	15,143	31,992	27,494
General and administrative	29,909	26,250	55,272	51,147
Purchase amortization	6,965	9,036	14,107	12,335
	146,152	91,318	263,283	159,610
Income (loss) from operations	(20,129)	16,909	(23,636)	34,050
Interest and other income	137	62	431	199
Interest and other expense	(2,354)	(3,753)	(4,697)	(5,368)
Income (loss) before income taxes	(22,346)	13,218	(27,902)	28,881
Income tax expense (benefit), net	(7,380)	4,969	(6,809)	10,892
Net income (loss)	$(14,966)	$8,249	$(21,093)	$17,989

Net income (loss) per share — basic	$(0.47)	$0.28	$(0.66)	$0.63
Net income (loss) per share — diluted	$(0.47)	$0.28	$(0.66)	$0.62

Weighted average outstanding shares — basic	31,991	29,061	31,911	28,667
Weighted average outstanding shares — diluted	31,991	29,486	31,911	29,163

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(14,966)	$8,249	$(21,093)	$17,989
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,507	702	246	961
Net decrease in unrealized loss on investments	80	21	248	199
Total other comprehensive income	1,587	723	494	1,160
Total comprehensive income (loss)	$(13,379)	$8,972	$(20,599)	$19,149

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$351,781	$527,012
Accounts receivable, net of allowance for doubtful accounts of approximately $7,160 and $4,815 as of June 30, 2015 and December 31, 2014, respectively	54,382	38,694
Deferred and other income taxes, net	28,509	20,007
Income tax receivable	1,027	1,027
Prepaid expenses and other current assets	11,351	9,736
Debt issuance costs, net	3,298	3,335
Total current assets	450,348	599,811

Long-term investments	16,049	17,151
Property and equipment, net	85,442	73,753
Goodwill	1,246,789	1,138,805
Intangible assets, net	263,831	241,622
Deposits and other assets	3,243	2,676
Debt issuance costs, net	8,245	9,864
Total assets	$2,073,947	$2,083,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	6,778	8,608
Accrued wages and commissions	24,666	23,155
Accrued expenses	48,166	27,001
Deferred gain on the sale of building	2,523	2,523
Deferred revenue	39,185	38,003
Total current liabilities	141,318	119,290

Long-term debt, less current portion	355,000	365,000
Deferred gain on the sale of building	22,501	23,762
Deferred rent	30,131	27,032
Deferred income taxes, net	14,069	30,349
Income taxes payable	4,775	4,703
Total liabilities	567,794	570,136

Total stockholders’ equity	1,506,153	1,513,546
Total liabilities and stockholders’ equity	$2,073,947	$2,083,682
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(21,093)	$17,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,184	7,161
Amortization	27,303	23,360
Amortization of debt issuance costs	1,656	1,555
Impairment loss	2,778	1,053
Excess tax benefit from stock-based compensation	(7,552)	(26,819)
Stock-based compensation expense	15,857	14,259
Deferred income tax expense (benefit), net	(15,784)	2,433
Provision for losses on accounts receivable	3,550	2,036
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,650)	(10,358)
Prepaid expenses and other current assets	(723)	(3,206)
Deposits and other assets	109	(133)
Accounts payable and other liabilities	25,812	11,078
Deferred revenue	509	2,926
Net cash provided by operating activities	26,956	43,334

Investing activities:
Proceeds from sale and settlement of investments	1,350	550
Purchases of property and equipment and other assets	(17,930)	(11,437)
Acquisition, net of cash acquired	(172,667)	(584,218)
Net cash used in investing activities	(189,247)	(595,105)

Financing activities:
Proceeds from long-term debt	—	550,000
Payments of long-term debt	(10,000)	(308,125)
Payments of debt issuance costs	—	(9,969)
Payments of deferred consideration	—	(1,344)
Excess tax benefit from stock-based compensation	7,552	26,819
Repurchase of restricted stock to satisfy tax withholding obligations	(15,373)	(49,755)
Proceeds from equity offering, net of transaction costs	—	529,360
Proceeds from exercise of stock options and employee stock purchase plan	4,704	3,547
Net cash provided by (used in) financing activities	(13,117)	740,533

Effect of foreign currency exchange rates on cash and cash equivalents	177	142
Net increase (decrease) in cash and cash equivalents	(175,231)	188,904
Cash and cash equivalents at the beginning of period	527,012	255,953
Cash and cash equivalents at the end of period	$351,781	$444,857
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, its comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future financial results.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $44.4 million and $8.9 million for the three months ended June 30, 2015 and 2014, respectively. Advertising costs were approximately $79.0 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2015 and 2014.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustment	$(5,447)	$(5,693)
Accumulated net unrealized loss on investments, net of tax	(443)	(691)
Total accumulated other comprehensive loss	$(5,890)	$(6,384)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2015	2014	2015	2014

Net income (loss)	$(14,966)	$8,249	$(21,093)	$17,989
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	31,991	29,061	31,911	28,667
Effect of dilutive securities:
Stock options and restricted stock	—	425	—	496
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	31,991	29,486	31,911	29,163

Net income (loss) per share — basic	$(0.47)	$0.28	$(0.66)	$0.63
Net income (loss) per share — diluted	$(0.47)	$0.28	$(0.66)	$0.62

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

The Company did not consider the impact of potentially dilutive securities for the three and six months ended June 30, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Stock options to purchase approximately 80,000 shares that were outstanding for the three and six months ended June 30, 2014 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. Additionally, shares of restricted common stock that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, shares of restricted common stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the potential performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance-based restricted stock awards	55	23	55	23
Service-based restricted stock units	1	1	1	1
Total shares excluded from computation	56	24	56	24

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $649,000 and $546,000 for the three months ended June 30, 2015 and 2014, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $4.7 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company realized approximately $5.5 million and $3.4 million of excess tax benefits from stock options exercised and restricted stock awards vested for the three months ended June 30, 2015 and June 30, 2014, respectively. The Company realized approximately $7.6 million and $26.8 million of excess tax benefits from stock options exercised and restricted stock awards vested for the six months ended June 30, 2015 and 2014, respectively.

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

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$1,339	$1,056	$2,709	$2,264
Selling and marketing	1,202	674	2,184	1,775
Software development	1,446	1,241	2,716	2,688
General and administrative	4,428	3,409	8,248	7,532
Total stock-based compensation	$8,415	$6,380	$15,857	$14,259

Options to purchase 2,617 and 2,419 shares were exercised during the three months ended June 30, 2015 and 2014, respectively. Options to purchase 41,068 and 45,835 shares were exercised during the six months ended June 30, 2015 and 2014, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $11.5 million and $13.2 million as of June 30, 2015 and December 31, 2014, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $829,000 and $845,000 for the three months ended June 30, 2015 and 2014, respectively. The Company amortized debt issuance costs of approximately $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant perspective, useful lives and discount rates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 3 for additional information regarding the Company's recent business combinations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company has not yet determined when it will adopt the standard and it has not selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

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

3.	ACQUISITIONS

Apartments.com

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively referred to herein as “Apartments.com”). Apartments.com is a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource. The acquisition increased the Company's presence in the multifamily vertical.

In consideration for the purchase of Apartments.com, on April 1, 2014, the Company paid $587.1 million in cash, including an estimated $2.1 million in connection with a preliminary net working capital adjustment as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the purchase price was reduced by approximately $2.9 million following the final determination of the net working capital of Apartments.com as of the Closing Date, and CV paid the Company $2.9 million on July 9, 2014.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

Apartments.com — (Continued)

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

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of ten years. The acquired database technology had an estimated useful life of one year due to the Company's intent to replace the acquired database technology, which occurred in February of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of thirteen years. The acquired building photography has an estimated useful life of three years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $421.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment and the entire amount of goodwill is expected to be deductible for income tax purposes in future periods.

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

As a result of the acquisition of Apartments.com, the Company recorded approximately $260,000 and $1.4 million in acquisition-related costs for the three and six months ended June 30, 2014. The Company did not record any acquisition-related costs as result of the acquisition of Apartments.com for the three and six months ended June 30, 2015. These costs include expenses directly related to acquiring Apartments.com, were expensed as incurred and were recorded in general and administrative expense.

Apartment Finder

Pursuant to the definitive agreement and plan of merger with Network Communications, Inc. (“NCI”) dated April 27, 2015 (the “Merger Agreement”), on June 1, 2015, the Company acquired 100% of the outstanding stock of NCI and the related Apartment Finder business (collectively referred to herein as “Apartment Finder”) from the former stockholders of NCI. Apartment Finder provides lead generation, advertising and internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. The acquisition furthered the Company's expansion into the multifamily vertical.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

Apartment Finder — (Continued)

In consideration for the purchase of Apartment Finder, on June 1, 2015, the Company paid $172.7 million in cash, including an estimated $2.7 million in connection with a preliminary net working capital adjustment as of the closing date. The Company expects the purchase price to be increased by approximately$21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount is expected to be paid to NCI in the third quarter of 2015.

The Company applied the acquisition method to account for the Apartment Finder transaction, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Cash and cash equivalents	$39
Accounts receivable	4,556
Goodwill	107,692
Acquired trade names and other intangible assets	23,642
Acquired customer base	21,856
Acquired database technology	4,076
Acquired building photography	2,425
Deferred income taxes, net	9,290
Other assets and liabilities	(849)
Fair value of identifiable net assets acquired	$172,727

The net assets of Apartment Finder were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based on, but were not limited to, future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

The acquired customer base for the acquisition consists of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to the Company's intent to replace the acquired database technology in 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography has an estimated useful life of five months due to the Company's intent to replace the acquired building photographs in 2015. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $107.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. The purchase accounting is preliminary and is subject to change.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Apartment Finder acquisition includes: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Apartment Finder's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of June 30, 2015 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2015 — June 30, 2016	$—
July 1, 2016 — June 30, 2020	845
July 1, 2020 — June 30, 2025	—
After June 30, 2025	15,204
Available-for-sale investments	$16,049

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2015 and 2014. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2015 and 2014. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$16,492	$403	$(846)	$16,049
Available-for-sale investments	$16,492	$403	$(846)	$16,049

As of December 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,842	$380	$(1,071)	$17,151
Available-for-sale investments	$17,842	$380	$(1,071)	$17,151

The unrealized losses on the Company’s investments as of June 30, 2015 and December 31, 2014 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$15,204	$(846)	$16,329	$(1,071)
Investments in an unrealized loss position	$15,204	$(846)	$16,329	$(1,071)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2015 and December 31, 2014.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$333,160	$—	$—	$333,160
Money market funds	5,386	—	—	5,386
Commercial paper	13,235	—	—	13,235
Auction rate securities	—	—	16,049	16,049
Total assets measured at fair value	$351,781	$—	$16,049	$367,830

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$16,669	$22,168	$17,151	$21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	80	21	248	199
Settlements	(700)	(550)	(1,350)	(550)
Balance at end of period	$16,049	$21,639	$16,049	$21,639

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to June 30, 2015 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(5,675)
Balance at December 31, 2014	17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	248
Settlements	(1,350)
Balance at June 30, 2015	$16,049

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

As of June 30, 2015, the Company held ARS with $17.3 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2015.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2015 and December 31, 2014 was approximately 3.9% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2015, the Company determined there was a net decline in the fair value of its ARS investments of approximately $443,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2013	$692,639	$25,948	$718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	(1,506)	(1,506)
Goodwill, December 31, 2014	1,114,363	24,442	1,138,805
Acquisition	107,692	—	107,692
Effect of foreign currency translation	—	292	292
Goodwill, June 30, 2015	$1,222,055	$24,734	$1,246,789

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of Apartments.com. The Company recorded goodwill of approximately $107.7 million in connection with the June 1, 2015 acquisition of Apartment Finder.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2015	December 31, 2014	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,243	$2,140	4
Accumulated amortization	(2,155)	(2,140)
Capitalized product development cost, net	88	—

Building photography	17,577	14,943	4
Accumulated amortization	(13,613)	(12,665)
Building photography, net	3,964	2,278

Acquired database technology	81,199	88,739	5
Accumulated amortization	(58,153)	(60,498)
Acquired database technology, net	23,046	28,241

Acquired customer base	220,615	199,826	10
Accumulated amortization	(116,704)	(102,443)
Acquired customer base, net	103,911	97,383

Acquired trade names and other intangible assets (1)	151,860	128,171	12
Accumulated amortization	(19,038)	(14,451)
Acquired trade names and other intangible assets, net	132,822	113,720

Intangible assets, net	$263,831	$241,622

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

In February 2015, as a result of the Company's product development efforts, it launched a new Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of Apartments.com. The Company evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1.4 million in cost of revenues in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended March 31, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain services within Apartment Finder. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1.4 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended June 30, 2015.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT

On April 1, 2014, the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were used to refinance the 2012 Credit Agreement, including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of Apartments.com. The undrawn proceeds of the revolving credit facility are available for the Company's working capital needs and other general corporate purposes. During June 2014, the Company repaid the $150.0 million initial borrowing under the revolving credit facility. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using a valuation technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2.4 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $4.7 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $829,000 and $845,000 for the three months ended June 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $1.5 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $3.0 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively.

9.	INCOME TAXES

The income tax provision for the six months ended June 30, 2015 and 2014 reflects an effective tax rate of approximately 24% and 38%, respectively. The change in the effective tax rate is primarily due to a change in local tax law that occurred during the first quarter of 2015.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K. and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
North America	$164,486	$141,849	$317,503	$255,175
International
External customers	6,171	5,859	12,174	11,609
Intersegment revenue	13	36	21	36
Total International revenue	6,184	5,895	12,195	11,645
Intersegment eliminations	(13)	(36)	(21)	(36)
Total revenues	$170,657	$147,708	$329,677	$266,784

EBITDA
North America	$(1,854)	$37,090	$11,823	$63,458
International	399	489	1,028	1,113
Total EBITDA	$(1,455)	$37,579	$12,851	$64,571

The reconciliation of EBITDA to net income (loss) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EBITDA	$(1,455)	$37,579	$12,851	$64,571
Purchase amortization in cost of revenues	(6,576)	(7,880)	(12,923)	(10,757)
Purchase amortization in operating expenses	(6,965)	(9,036)	(14,107)	(12,335)
Depreciation and other amortization	(5,133)	(3,754)	(9,457)	(7,429)
Interest income	137	62	431	199
Interest expense	(2,354)	(3,753)	(4,697)	(5,368)
Income tax benefit (expense), net	7,380	(4,969)	6,809	(10,892)
Net income (loss)	$(14,966)	$8,249	$(21,093)	$17,989

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $336,000 and $383,000 for the three months ended June 30, 2015 and 2014, respectively. North America EBITDA includes an allocation of approximately $538,000 and $736,000 for the six months ended June 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $69,000 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. International EBITDA includes a corporate allocation of approximately $126,000 and $138,000 for the six months ended June 30, 2015 and 2014, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Property and equipment, net
North America	$82,781	$71,209
International	2,661	2,544
Total property and equipment, net	$85,442	$73,753

Goodwill
North America	$1,222,055	$1,114,363
International	24,734	24,442
Total goodwill	$1,246,789	$1,138,805

Assets
North America	$2,124,922	$2,138,768
International	41,121	41,896
Total operating segment assets	$2,166,043	$2,180,664

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,166,043	$2,180,664
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(73,752)	(78,638)
Total assets	$2,073,947	$2,083,682

Liabilities
North America	$558,696	$564,832
International	75,182	75,584
Total operating segment liabilities	$633,878	$640,416

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$633,878	$640,416
Intersegment payables	(66,084)	(70,280)
Total liabilities	$567,794	$570,136

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	EQUITY OFFERING

During June 2014, the Company completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share. Net proceeds from the public equity offering were approximately $529.4 million, after deducting approximately $22.1 million of underwriting discounts and commissions and offering expenses of approximately $500,000. The Company has used and intends to continue to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it determines to pursue, to finance the growth of its business and for general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate in the U.S. based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where professionals of the commercial real estate, and related business communities can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized commercial real estate information.

We have five flagship brands - CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings, portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings, and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords, and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace to search for available property listings that meet their criteria.

Our Apartments.com subscription-based services provide online apartment marketplaces for renters that match apartment seekers with apartment homes and provide property managers and owners a platform for marketing their properties.

Our BizBuySell services provide an online marketplace for operating businesses for sale, and our LandsofAmerica services provide an online marketplace for rural lands for sale.

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

Subscription-Based Services

Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. CoStar Suite is our primary service offering in our North America and International operating segments.

As of June 30, 2015 and 2014, our annualized net new sales of subscription-based services on annual contracts were approximately $25.5 million and $16.0 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended June 30, 2015 and 2014, our contract renewal rate for existing CoStar subscription-based services was approximately 91% and 92%, respectively, and therefore our cancellation rate for those services was approximately 9% and 8%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Acquisitions

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring from Classified Ventures, LLC (“CV”) certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively referred to herein as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource.

Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties as a result of a research effort to document the apartment industry in the U.S. CoStar designed the new Apartments.com website, which was launched in February 2015, around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The newly launched site provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the new site also offers innovative search tools.

To further support our expansion into the multifamily vertical, pursuant to the definitive agreement and plan of merger with Network Communications, Inc. dated April 27, 2015 (the “Merger Agreement”), on June 1, 2015, we acquired the Apartment Finder business (collectively referred to herein as “Apartment Finder”). Apartment Finder provides lead generation, advertising, and internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. Similar to Apartments.com, we are currently developing technology to allow ApartmentFinder.com to draw on CoStar’s multifamily database and we are designing a new ApartmentFinder.com website around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites.

Similar to our other past acquisitions, we have begun, and plan to continue, to integrate, further develop and cross-sell the services offered by Apartments.com and Apartment Finder and the other services we offer. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms. We have increased our sales and marketing expenses in order to support Apartments.com and to increase brand awareness. In conjunction with the launch of the new Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign includes an incremental investment of approximately $80.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of Apartments.com. The marketing campaign features television and radio advertising, online/digital advertising, social media and out-of-home ads and is being reinforced by Search Engine Marketing. We have also increased our Search Engine Marketing to support Apartment Finder.

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

The launch of the new Apartments.com website in February 2015 and the effort underway to redesign the ApartmentFinder.com website are examples of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved Apartments.com site, enhanced search capabilities, information regarding real-time vacancies, and our continued development and introduction of enhancements to the Apartments.com services will attract more consumers, making the service more valuable to property managers, which will increase our cross-selling opportunities. We also plan to continue our software development efforts to enhance our new CoStar Lease AnalysisTM integrated workflow tool that provides users a simple way to produce understandable cash flows for leases, and to enhance other lease comparable services in 2015. We believe this greater functionality will make our services valuable to an even broader audience and help us increase sales of our services to brokers, banks, owners and institutional investors. These technology enhancements are expected to drive continued revenue growth in 2015 and for the foreseeable future.

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

We continue to integrate, develop and cross-sell the services offered by the businesses we have acquired. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we plan to phase out print advertising from Apartment Finder and move towards an all-digital offering. Additionally, we are currently assessing whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. Although we are assessing the best strategy to implement this shift and will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

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

We recently expanded the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we are expanding our research into additional Canadian cities. Further, on July 1, 2015, we expanded into Madrid through the acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. We are also investing in our research capacity to support continued growth of our information and analytics offerings, to support Apartments.com and Apartment Finder, to expand into additional Canadian markets and to provide services in Madrid, Spain. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Therefore, while we expect current service offerings to remain profitable, providing substantial cash flow for our business, it is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facility contain restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

The Compensation Committee of the Board of Directors expects to grant other performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2015 and December 31, 2014 was approximately 3.9% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2015, we determined there was a net decline in the fair value of our ARS investments of approximately $443,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2015. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2015. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant perspective, useful lives and discount rates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2014, that revenues will continue to increase as a result of further penetration of our international subscription-based services and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

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

In February 2015, as a result of our product development efforts, we launched a new Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of Apartments.com. We evaluated the acquired developed technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired developed technology was impaired as we had ceased using the asset. We recorded an impairment charge of approximately $1.4 million in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the three months ended March 31, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, we decided to cease providing certain services within Apartment Finder. Additionally, in June 2015, we decided to cease development work related to a development project within Apartment Finder. We evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit. We recorded an impairment charge of approximately $1.4 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended June 30, 2015.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as “non-GAAP EPS”). EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business as well as purchase amortization and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(14,966)	$8,249	$(21,093)	$17,989
Purchase amortization in cost of revenues	6,576	7,880	12,923	10,757
Purchase amortization in operating expenses	6,965	9,036	14,107	12,335
Depreciation and other amortization	5,133	3,754	9,457	7,429
Interest income	(137)	(62)	(431)	(199)
Interest expense	2,354	3,753	4,697	5,368
Income tax expense (benefit), net	(7,380)	4,969	(6,809)	10,892
EBITDA	$(1,455)	$37,579	$12,851	$64,571

Net cash flows provided by (used in)
Operating activities	$(3,213)	$49,889	$26,956	$43,334
Investing activities	(178,153)	(590,956)	(189,247)	(595,105)
Financing activities	(9,064)	762,377	(13,117)	740,533

Comparison of Three Months Ended June 30, 2015 and Three Months Ended June 30, 2014

Revenues. Revenues increased to $170.7 million for the three months ended June 30, 2015, from $147.7 million for the three months ended June 30, 2014. The $23.0 million increase was primarily attributable to the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $126.0 million for the three months ended June 30, 2015, from $108.2 million for the three months ended June 30, 2014. The gross margin percentage increased to 73.8% for the three months ended June 30, 2015, from 73.3% for the three months ended June 30, 2014. The increase in the gross margin amount and percentage was principally due to an increase in revenues partially offset by an increase in cost of revenues of $5.2 million primarily due to increase in personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $92.4 million for the three months ended June 30, 2015, from $40.9 million for the three months ended June 30, 2014, and increased as a percentage of revenues to 54.2% for the three months ended June 30, 2015, compared to 27.7% for the three months ended June 30, 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $16.8 million for the three months ended June 30, 2015, from $15.1 million or the three months ended June 30, 2014, and decreased as a percentage of revenues to 9.9% for the three months ended June 30, 2015, compared to 10.3% for the three months ended June 30, 2014. The increase in the amount of software development expenses was primarily due to an increase in operating costs to support new development efforts and increased personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $29.9 million for the three months ended June 30, 2015, from $26.3 million for the three months ended June 30, 2014, and decreased as a percentage of revenues to 17.5% for the three months ended June 30, 2015, compared to 17.8% for the three months ended June 30, 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses from our June 1, 2015 acquisition of Apartment Finder.

Purchase Amortization Expense. Purchase amortization expense decreased to $7.0 million for the three months ended June 30, 2015, compared to $9.0 million for the three months ended June 30, 2014, and decreased as a percentage of revenues to 4.1% for the three months ended June 30, 2015, compared to 6.1% for the three months ended June 30, 2014. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of the acquired customer base from our April 1, 2014 acquisition of Apartments.com.

Interest and Other Income. Interest and other income increased to approximately $137,000 for the three months ended June 30, 2015, compared to approximately $62,000 for the three months ended June 30, 2014. The increase was primarily due to our higher average cash and cash equivalent balance in 2015 resulting from the public equity offering completed in June 2014.

Interest and Other Expense. Interest and other expense decreased to $2.4 million for the three months ended June 30, 2015, from $3.8 million for the three months ended June 30, 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Income Tax Expense (Benefit), Net. Income tax expense (benefit), net changed to a $7.4 million income tax benefit for the three months ended June 30, 2015, from a $5.0 million income tax expense for the three months ended June 30, 2014. This change was primarily due to lower income before income taxes for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com.

Comparison of Business Segment Results for Three Months Ended June 30, 2015 and Three Months Ended June 30, 2014

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

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America and International operating segments. North America revenues increased to $164.5 million for the three months ended June 30, 2015, from $141.8 million for the three months ended June 30, 2014. This increase in North America revenue was primarily due to the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $6.2 million for the three months ended June 30, 2015, compared to $5.9 million for the three months ended June 30, 2014. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $(1.9) million for the three months ended June 30, 2015, from $37.1 million for the three months ended June 30, 2014. The decrease in North America EBITDA resulted primarily from our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA decreased to $399,000 for the three months ended June 30, 2015, from $489,000 for the three months ended June 30, 2014. This decrease in International EBITDA was primarily due to an increase in operating costs and increased personnel costs . North America EBITDA includes an allocation of approximately $336,000 and $383,000 for the three months ended June 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $69,000 and $58,000 for the three months ended June 30, 2015 and 2014, respectively. This allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Comparison of Six Months Ended June 30, 2015 and Six Months Ended June 30, 2014

Revenues. Revenues increased to $329.7 million for the six months ended June 30, 2015, from $266.8 million for the six months ended June 30, 2014. The $62.9 million increase was primarily attributable to increased revenue of approximately $29.4 million from our April 1, 2014 acquisition of Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $239.6 million for the six months ended June 30, 2015, from $193.7 million for the six months ended June 30, 2014. The gross margin percentage increased to 72.7% for the six months ended June 30, 2015, from 72.6% for the six months ended June 30, 2014. The increase in the gross margin amount and percentage was principally due to an increase in revenues partially offset by an increase in cost of revenues of $16.9 million primarily due to the additional cost of revenues of approximately $8.0 million from our April 1, 2014 acquisition of Apartments.com as well as an increase in personnel costs of approximately $5.5 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $161.9 million for the six months ended June 30, 2015, from $68.6 million for the six months ended June 30, 2014, and increased as a percentage of revenues to 49.1% for the six months ended June 30, 2015, compared to 25.7% for the six months ended June 30, 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $32.0 million for the six months ended June 30, 2015, from $27.5 million for the six months ended June 30, 2014, and decreased as a percentage of revenues to 9.7% for the six months ended June 30, 2015, compared to 10.3% for the six months ended June 30, 2014. The increase in the amount of software development expenses was primarily due to the additional software development expenses from our April 1, 2014 acquisition of Apartments.com.

General and Administrative Expenses. General and administrative expenses increased to $55.3 million for the six months ended June 30, 2015, from $51.1 million for the six months ended June 30, 2014, and decreased as a percentage of revenues to 16.8% for the six months ended June 30, 2015, compared to 19.2% for the six months ended June 30, 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $5.0 million from our April 1, 2014 acquisition of Apartments.com and additional general and administrative expenses of $2.1 million from our June 1, 2015 acquisition of Apartment Finder. These increases in general and administrative expenses were partially offset by loss contingencies and other legal costs related to litigation of approximately $2.1 million incurred during the six months ended June 30, 2014 that did not occur during the six months ended June 30, 2015, as well as a decrease in acquisition-related costs of approximately $479,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Purchase Amortization Expense. Purchase amortization expense increased to $14.1 million for the six months ended June 30, 2015, compared to $12.3 million for the six months ended June 30, 2014, and decreased as a percentage of revenues to 4.3% for the six months ended June 30, 2015, compared to 4.6% for the six months ended June 30, 2014. The increase in the amount of purchase amortization expense was primarily due to additional purchase amortization expenses from our April 1, 2014 acquisition of Apartments.com.

Interest and Other Income. Interest and other income increased to approximately $431,000 for the six months ended June 30, 2015, from approximately $199,000 for the six months ended June 30, 2014. The increase was primarily due to our higher average cash and cash equivalent balance in 2015 resulting from the public equity offering completed in June 2014.

Interest and Other Expense. Interest and other expense decreased to $4.7 million for the six months ended June 30, 2015, from $5.4 million for the six months ended June 30, 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Income Tax Expense (Benefit), Net. Income tax expense (benefit), net changed to a $6.8 million income tax benefit for the six months ended June 30, 2015, compared to a $10.9 million income tax expense for the six months ended June 30, 2014. This change was primarily due to lower income before income taxes for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com.

Comparison of Business Segment Results for Six Months Ended June 30, 2015 and Six Months Ended June 30, 2014

Segment Revenues. North America revenues increased to $317.5 million for the six months ended June 30, 2015, from $255.2 million for the six months ended June 30, 2014. This increase in North America revenue was primarily due to increased revenue of approximately $29.4 million from our April 1, 2014 acquisition of Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $12.2 million for the six months ended June 30, 2015, compared to $11.6 million for the six months ended June 30, 2014. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $11.8 million for the six months ended June 30, 2015, from $63.5 million for the six months ended June 30, 2014. The decrease in North America EBITDA resulted primarily from our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA remained relatively consistent at approximately $1.0 million for the six months ended June 30, 2015, compared to approximately $1.1 million for the six months ended June 30, 2014. North America EBITDA includes an allocation of approximately $538,000 and $736,000 for the six months ended June 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $126,000 and $138,000 for the six months ended June 30, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents decreased to $351.8 million as of June 30, 2015 compared to cash and cash equivalents of $527.0 million as of December 31, 2014. The decrease in cash and cash equivalents for the six months ended June 30, 2015 was primarily due to net cash paid on June 1, 2015 for the acquisition of Apartment Finder in the amount of $172.7 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $27.0 million compared to approximately $43.3 million for the six months ended June 30, 2014. This $16.3 million decrease was primarily due to a decrease of $27.1 million in net income plus non-cash items, partially offset by a net increase of $10.8 million in changes in operating assets and liabilities. The $10.8 million net increase in changes in operating assets and liabilities was primarily due to an increase in accrued expenses due in part to the wide-scale marketing campaign for Apartments.com.

Net cash used in investing activities for the six months ended June 30, 2015 was approximately $189.2 million compared to approximately $595.1 million for the six months ended June 30, 2014. This $405.9 million decrease in net cash used in investing activities was primarily due to $584.2 million of cash used for the acquisition of Apartments.com on April 1, 2014, partially offset by $172.7 million of cash used for the acquisition of Apartment Finder on June 1, 2015.

Net cash used in financing activities was approximately $13.1 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of approximately $740.5 million for the six months ended June 30, 2014. This $753.6 million change in financing activities was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014, less the $148.8 million repayment of the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), $150.0 million repayment of the revolving credit facility associated with the credit agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2014 Credit Agreement”) and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during the six months ended June 30, 2015.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the six months ended June 30, 2015, we incurred capital expenditures of approximately $17.9 million. We expect to make aggregate capital expenditures in 2015 of approximately $35.0 million to $45.0 million, primarily related to the build out of leased office space.

In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will run throughout the remainder of 2015, to generate brand awareness and site traffic for Apartments.com. The marketing campaign includes an incremental investment of $80.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of Apartments.com.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

In consideration for the purchase of Apartment Finder, on June 1, 2015, we paid $172.7 million in cash, including an estimated $2.7 million in connection with a preliminary net working capital adjustment as of the closing date. We expect the purchase price to be increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount is expected to be paid to NCI in the third quarter of 2015.

On April 1, 2014, we purchased Apartments.com from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of Apartments.com as of the Closing Date. On the Closing Date, we entered into the 2014 Credit Agreement. We funded the purchase price for Apartments.com at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were also used to refinance the term loan facility and revolving credit facility established under the 2012 Credit Agreement, including related fees and expenses. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of June 30, 2015, maturities of our borrowings under the 2014 Credit Agreement for each of the next four years ended June 30, 2016 to 2019, are expected to be $20.0 million, $25.0 million, $45.0 million and $285.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

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

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, no amounts were outstanding under our revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2.4 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $4.7 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $829,000 and $845,000 for the three months ended June 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $1.5 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $3.0 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, we had $17.3 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. We have not yet determined when we will adopt the standard and we have not selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Apartments.com, Apartment Finder and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded services and expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., U.K., Toronto, Canada, Madrid, Spain and parts of France. Our functional currency for our operations in the U.K., Spain, France and Canada is the local currency. As such, fluctuations in the British Pound, Euro and Canadian dollar may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2015, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.4 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2015. As of June 30, 2015, we had $351.8 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2015, we had $375.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2015, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of June 30, 2015, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2015, $17.3 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2015, we determined that there was a net decline in the fair value of our ARS investments of approximately $443,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1.5 billion in intangible assets as of June 30, 2015. As of June 30, 2015, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2014 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factors discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2014 Form 10-K.

The failure to successfully integrate Apartment Finder and operations and/or fully realize synergies from the merger in the expected time frame may adversely affect our future results. The success of the merger will depend, in part, on our ability to successfully integrate Apartment Finder and operations and fully realize the anticipated benefits and synergies from combining our business and the businesses of Apartments.com and Apartment Finder. If we are not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all, may take longer to realize than expected or may be more costly to realize than expected.

The merger, or the integration process following the closing, could result in the loss of key employees, loss of key clients, increases in operating costs, or the disruption of each company’s ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. The success of the merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating our business with the businesses of Apartments.com and Apartment Finder, while minimizing or eliminating any difficulties that may occur. Even if the integration of our business with the businesses of Apartments.com and Apartment Finder is successful, it may not result in the realization of the full benefits of the growth opportunities and cost savings that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

Our efforts to integrate the businesses will divert management’s attention and other resources from uses that could otherwise have been beneficial to us. In addition, management may decide to combine or eliminate products or services currently offered by NCI and Apartment Finder, which could also result in the loss of revenues, key employees, key clients, key vendors or other business partners.

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

Significant transaction and integration costs may be incurred as a result of the merger. We may incur significant transaction and integration costs related to the merger. These transaction costs include legal and accounting fees and expenses. We may also incur additional unanticipated transaction costs in connection with the merger. Additional costs will be incurred in connection with integrating the companies’ businesses, such as severance and IT integration expenses. Costs in connection with the merger and integration may be higher than expected.

CoStar and NCI may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger. Uncertainty about the effect of the merger on CoStar and NCI employees may have an adverse effect on CoStar and NCI and consequently the combined business. This uncertainty may impair our ability and NCI’s ability to attract, retain and motivate key personnel. If key employees of CoStar or NCI depart, we may incur significant costs to identify, hire and retain replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2015	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	6,596		$197.79	—	—
May 1 through May 31	41,610		209.05	—	—
June 1 through June 30	811		205.96	—	—
Total	49,017	(1)	$207.48	—	—

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

COSTAR GROUP, INC.
Date:	July 30, 2015	By:	/s/ Brian J. Radecki
Brian J. Radecki Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.2
Amendment No. 1 to the Credit Agreement by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed June 5, 2015).

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.