Form 10-Q
period 2015-09-30
COSTAR GROUP INC
filed 2015-10-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 32,488,830 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$189,078	$153,056	$518,755	$419,840
Cost of revenues	53,728	40,932	143,758	114,056
Gross margin	135,350	112,124	374,997	305,784

Operating expenses:
Selling and marketing	80,506	40,668	242,418	109,302
Software development	17,048	14,227	49,040	41,721
General and administrative	31,074	25,388	86,346	76,535
Purchase amortization	7,153	8,361	21,260	20,696
	135,781	88,644	399,064	248,254
Income (loss) from operations	(431)	23,480	(24,067)	57,530
Interest and other income	42	46	473	245
Interest and other expense	(2,363)	(2,698)	(7,060)	(8,066)
Income (loss) before income taxes	(2,752)	20,828	(30,654)	49,709
Income tax expense (benefit), net	2,610	7,871	(4,199)	18,763
Net income (loss)	$(5,362)	$12,957	$(26,455)	$30,946

Net income (loss) per share — basic	$(0.17)	$0.41	$(0.83)	$1.04
Net income (loss) per share — diluted	$(0.17)	$0.40	$(0.83)	$1.03

Weighted average outstanding shares — basic	31,980	31,742	31,934	29,692
Weighted average outstanding shares — diluted	31,980	32,075	31,934	30,134

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,362)	$12,957	$(26,455)	$30,946
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(965)	(1,413)	(719)	(452)
Net decrease in unrealized loss on investments	8	42	256	241
Total other comprehensive loss	(957)	(1,371)	(463)	(211)
Total comprehensive income (loss)	$(6,319)	$11,586	$(26,918)	$30,735

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$375,509	$527,012
Accounts receivable, net of allowance for doubtful accounts of approximately $7,627 and $4,815 as of September 30, 2015 and December 31, 2014, respectively	51,066	38,694
Deferred and other income taxes, net	35,246	20,007
Income tax receivable	1,027	1,027
Prepaid expenses and other current assets	10,350	9,736
Debt issuance costs, net	3,276	3,335
Total current assets	476,474	599,811

Long-term investments	15,507	17,151
Property and equipment, net	87,627	73,753
Goodwill	1,249,945	1,138,805
Intangible assets, net	250,813	241,622
Deposits and other assets	2,933	2,676
Debt issuance costs, net	7,437	9,864
Total assets	$2,090,736	$2,083,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable	14,210	8,608
Accrued wages and commissions	30,197	23,155
Accrued expenses	39,272	27,001
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	11,702	—
Deferred rent	1,104	—
Deferred revenue	43,910	38,003
Total current liabilities	162,918	119,290

Long-term debt, less current portion	350,000	365,000
Deferred gain on the sale of building	21,870	23,762
Deferred rent	29,927	27,032
Deferred income taxes, net	11,262	30,349
Income taxes payable	4,801	4,703
Total liabilities	580,778	570,136

Total stockholders’ equity	1,509,958	1,513,546
Total liabilities and stockholders’ equity	$2,090,736	$2,083,682
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(26,455)	$30,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,445	11,089
Amortization	44,562	39,644
Amortization of debt issuance costs	2,486	2,459
Impairment loss	2,778	1,799
Excess tax benefit from stock-based compensation	(7,970)	(28,167)
Stock-based compensation expense	25,169	20,906
Deferred income tax benefit, net	(13,702)	(1,236)
Provision for losses on accounts receivable	5,490	3,798
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,279)	(11,575)
Prepaid expenses and other current assets	263	(2,306)
Deposits and other assets	411	(68)
Accounts payable and other liabilities	30,085	24,712
Deferred revenue	5,433	4,035
Net cash provided by operating activities	69,716	96,036

Investing activities:
Proceeds from sale and settlement of investments	1,900	1,150
Purchases of property and equipment and other assets	(27,953)	(20,865)
Acquisitions, net of cash acquired	(177,476)	(584,218)
Net cash used in investing activities	(203,529)	(603,933)

Financing activities:
Proceeds from long-term debt	—	550,000
Payments of long-term debt	(15,000)	(313,125)
Payments of debt issuance costs	—	(9,969)
Payments of deferred consideration	—	(1,344)
Excess tax benefit from stock-based compensation	7,970	28,167
Repurchase of restricted stock to satisfy tax withholding obligations	(15,816)	(49,998)
Proceeds from equity offering, net of transaction costs	—	529,360
Proceeds from exercise of stock options and employee stock purchase plan	5,350	5,157
Net cash provided by (used in) financing activities	(17,496)	738,248

Effect of foreign currency exchange rates on cash and cash equivalents	(194)	(109)
Net increase (decrease) in cash and cash equivalents	(151,503)	230,242
Cash and cash equivalents at the beginning of period	527,012	255,953
Cash and cash equivalents at the end of period	$375,509	$486,195
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”), parts of Canada, Madrid, Spain and parts of France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014, its comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future financial results.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $33.5 million and $8.7 million for the three months ended September 30, 2015 and 2014, respectively. Advertising costs were approximately $112.5 million and $20.2 million for the nine months ended September 30, 2015 and 2014, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2015 and 2014.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustment	$(6,412)	$(5,693)
Accumulated net unrealized loss on investments, net of tax	(435)	(691)
Total accumulated other comprehensive loss	$(6,847)	$(6,384)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2015	2014	2015	2014

Net income (loss)	$(5,362)	$12,957	$(26,455)	$30,946
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	31,980	31,742	31,934	29,692
Effect of dilutive securities:
Stock options and restricted stock	—	333	—	442
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	31,980	32,075	31,934	30,134

Net income (loss) per share — basic	$(0.17)	$0.41	$(0.83)	$1.04
Net income (loss) per share — diluted	$(0.17)	$0.40	$(0.83)	$1.03

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

The Company did not consider the impact of potentially dilutive securities for the three and nine months ended September 30, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Stock options to purchase approximately 80,000 shares that were outstanding for the three and nine months ended September 30, 2014 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. Additionally, shares underlying restricted common stock awards and restricted stock units that vest based on Company performance and/or service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $646,000 and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $5.4 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. The Company realized approximately $418,000 and $1.3 million of excess tax benefits from stock options exercised and restricted stock awards vested for the three months ended September 30, 2015 and September 30, 2014, respectively. The Company realized approximately $8.0 million and $28.2 million of excess tax benefits from stock options exercised and restricted stock awards vested for the nine months ended September 30, 2015 and 2014, respectively.

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

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$1,533	$1,067	$4,242	$3,331
Selling and marketing	1,411	954	3,595	2,729
Software development	1,602	1,179	4,318	3,867
General and administrative	4,766	3,447	13,014	10,979
Total stock-based compensation	$9,312	$6,647	$25,169	$20,906

There were no options exercised during the three months ended September 30, 2015. Options to purchase 20,366 shares were exercised during the three months ended September 30, 2014. Options to purchase 41,068 and 66,201 shares were exercised during the nine months ended September 30, 2015 and 2014, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs of approximately $10.7 million and $13.2 million as of September 30, 2015 and December 31, 2014, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $830,000 and $904,000 for the three months ended September 30, 2015 and 2014, respectively. The Company amortized debt issuance costs of approximately $2.5 million for each of the nine months ended September 30, 2015 and 2014.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 3 for additional information regarding the Company's recent business combinations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company has not yet determined when it will adopt the standard and it has not selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In August 2015, the FASB issued an accounting standards update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The April 2015 guidance and the August 2015 guidance are effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The April 2015 guidance and the August 2015 guidance are not expected to have a material impact on the Company’s results of operations or financial position, but will require changes to the presentation of the consolidated balance sheets and the notes to the consolidated financial statements.

3.	ACQUISITIONS

Apartments.com

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.com business (collectively referred to herein as “Apartments.com”). Apartments.com is a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource. The acquisition increased the Company's presence in the multifamily vertical.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Apartments.com acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Apartments.com's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

As a result of the acquisition of Apartments.com, the Company recorded approximately $1.4 million in acquisition-related costs for the nine months ended September 30, 2014. These costs include expenses directly related to acquiring Apartments.com, were expensed as incurred and were recorded in general and administrative expense. The Company did not record any acquisition-related costs as result of the acquisition of Apartments.com for the three months ended September 30, 2014. The Company did not record any acquisition-related costs as result of the acquisition of Apartments.com for the three and nine months ended September 30, 2015.

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

Apartment Finder — (Continued)

In consideration for the purchase of Apartment Finder, on June 1, 2015, the Company paid $172.7 million in cash, including an estimated $2.7 million in connection with a preliminary net working capital adjustment as of the closing date. Pursuant to the terms of the agreement and plan of merger, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

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

The acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology has an estimated useful life of five months due to the Company's intent to replace the acquired database technology in 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography has an estimated useful life of five months due to the Company's intent to replace the acquired building photographs in 2015. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets are recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $107.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods. The purchase accounting is preliminary subject to the completion of the accounting for certain tax related items.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Apartment Finder acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Apartment Finder's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of September 30, 2015 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2015 — September 30, 2016	$—
October 1, 2016 — September 30, 2020	1,015
October 1, 2020 — September 30, 2025	—
After September 30, 2025	14,492
Available-for-sale investments	$15,507

The Company had no realized gains on its investments for each of the three and nine months ended September 30, 2015 and 2014. The Company had no realized losses on its investments for each of the three and nine months ended September 30, 2015 and 2014. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of September 30, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$572	$(1,007)	$15,507
Available-for-sale investments	$15,942	$572	$(1,007)	$15,507

As of December 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,842	$380	$(1,071)	$17,151
Available-for-sale investments	$17,842	$380	$(1,071)	$17,151

The unrealized losses on the Company’s investments as of September 30, 2015 and December 31, 2014 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$14,492	$(1,007)	$16,329	$(1,071)
Investments in an unrealized loss position	$14,492	$(1,007)	$16,329	$(1,071)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2015 and December 31, 2014.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$358,625	$—	$—	$358,625
Money market funds	5,180	—	—	5,180
Commercial paper	11,704	—	—	11,704
Auction rate securities	—	—	15,507	15,507
Total assets measured at fair value	$375,509	$—	$15,507	$391,016

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$16,049	$21,639	$17,151	$21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	8	42	256	241
Settlements	(550)	(600)	(1,900)	(1,150)
Balance at end of period	$15,507	$21,081	$15,507	$21,081

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2007 to September 30, 2015 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$53,975
Increase in unrealized loss included in accumulated other comprehensive loss	(3,710)
Settlements	(20,925)
Balance at December 31, 2008	29,340
Decrease in unrealized loss included in accumulated other comprehensive loss	684
Settlements	(300)
Balance at December 31, 2009	29,724
Decrease in unrealized loss included in accumulated other comprehensive loss	40
Settlements	(575)
Balance at December 31, 2010	29,189
Decrease in unrealized loss included in accumulated other comprehensive loss	245
Settlements	(4,850)
Balance at December 31, 2011	24,584
Auction rate securities upon acquisition	442
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(4,200)
Balance at December 31, 2012	21,662
Decrease in unrealized loss included in accumulated other comprehensive loss	378
Settlements	(50)
Balance at December 31, 2013	21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(5,675)
Balance at December 31, 2014	17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at September 30, 2015	$15,507

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

As of September 30, 2015, the Company held ARS with $16.8 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2015.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2015 and December 31, 2014 was approximately 4.4% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2015, the Company determined there was a net decline in the fair value of its ARS investments of approximately $435,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2013	$692,639	$25,948	$718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	(1,506)	(1,506)
Goodwill, December 31, 2014	1,114,363	24,442	1,138,805
Acquisitions	109,305	2,400	111,705
Effect of foreign currency translation	—	(565)	(565)
Goodwill, September 30, 2015	$1,223,668	$26,277	$1,249,945

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	GOODWILL — (CONTINUED)

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of Apartments.com. The Company recorded goodwill of approximately $107.7 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2.4 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $1.6 million during the three months ended September 30, 2015 in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2015	December 31, 2014	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,243	$2,140	4
Accumulated amortization	(2,163)	(2,140)
Capitalized product development cost, net	80	—

Building photography	17,649	14,943	4
Accumulated amortization	(15,217)	(12,665)
Building photography, net	2,432	2,278

Acquired database technology	81,898	88,739	5
Accumulated amortization	(63,226)	(60,498)
Acquired database technology, net	18,672	28,241

Acquired customer base	220,760	199,826	10
Accumulated amortization	(123,409)	(102,443)
Acquired customer base, net	97,351	97,383

Acquired trade names and other intangible assets (1)	154,266	128,171	12
Accumulated amortization	(21,988)	(14,451)
Acquired trade names and other intangible assets, net	132,278	113,720

Intangible assets, net	$250,813	$241,622

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS — (CONTINUED)

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1.4 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended June 30, 2015.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2015.

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

As of September 30, 2015 and December 31, 2014, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2.4 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $7.1 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $830,000 and $904,000 for the three months ended September 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $2.5 million for each of the nine months ended September 30, 2015 and 2014. Total interest paid for the term loan facility was approximately $1.5 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $4.6 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively.

9.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2015 and 2014 reflects an effective tax rate of approximately 14% and 38%, respectively. The change in the effective tax rate is primarily due to a larger impact of nondeductible expenses during the nine months ended September 30, 2015 and a change in local tax law that occurred during the first quarter of 2015.

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes the U.K., Madrid, Spain and parts of France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
North America	$182,556	$146,899	$500,059	$402,074
International
External customers	6,522	6,157	18,696	17,766
Intersegment revenue	4	5	25	41
Total International revenue	6,526	6,162	18,721	17,807
Intersegment eliminations	(4)	(5)	(25)	(41)
Total revenues	$189,078	$153,056	$518,755	$419,840

EBITDA
North America	$20,993	$42,929	$32,816	$106,387
International	1,096	763	2,124	1,876
Total EBITDA	$22,089	$43,692	$34,940	$108,263

The reconciliation of EBITDA to net income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA	$22,089	$43,692	$34,940	$108,263
Purchase amortization in cost of revenues	(9,964)	(7,790)	(22,887)	(18,547)
Purchase amortization in operating expenses	(7,153)	(8,361)	(21,260)	(20,696)
Depreciation and other amortization	(5,403)	(4,061)	(14,860)	(11,490)
Interest income	42	46	473	245
Interest expense	(2,363)	(2,698)	(7,060)	(8,066)
Income tax benefit (expense), net	(2,610)	(7,871)	4,199	(18,763)
Net income (loss)	$(5,362)	$12,957	$(26,455)	$30,946

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $225,000 and $204,000 for the three months ended September 30, 2015 and 2014, respectively. North America EBITDA includes an allocation of approximately $763,000 and $939,000 for the nine months ended September 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $74,000 and $59,000 for the three months ended September 30, 2015 and 2014, respectively. International EBITDA includes a corporate allocation of approximately $200,000 and $197,000 for the nine months ended September 30, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Property and equipment, net
North America	$85,236	$71,209
International	2,391	2,544
Total property and equipment, net	$87,627	$73,753

Goodwill
North America	$1,223,668	$1,114,363
International	26,277	24,442
Total goodwill	$1,249,945	$1,138,805

Assets
North America	$2,141,822	$2,138,768
International	40,930	41,896
Total operating segment assets	$2,182,752	$2,180,664

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,182,752	$2,180,664
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(73,672)	(78,638)
Total assets	$2,090,736	$2,083,682

Liabilities
North America	$571,465	$564,832
International	73,099	75,584
Total operating segment liabilities	$644,564	$640,416

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$644,564	$640,416
Intersegment payables	(63,786)	(70,280)
Total liabilities	$580,778	$570,136

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

12.	EQUITY OFFERING

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where professionals of the commercial real estate, apartments and related business communities can continuously interact and facilitate transactions by efficiently exchanging accurate and standardized information.

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

Apartments.com is part of our network of apartment marketing sites, which also includes ApartmentFinder.com and ApartmentHomeLiving.com. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination.

Our BizBuySell services, which includes BizQuest, provide an online marketplace for operating businesses for sale. Our LandsofAmerica services, which includes LandAndFarm, provide an online marketplace for rural lands for sale.

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

As of September 30, 2015 and 2014, our annualized net new sales of subscription-based services on annual contracts were approximately $31.0 million and $15.4 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended September 30, 2015 and 2014, our contract renewal rate for existing CoStar subscription-based services was approximately 90% and 92%, respectively, and therefore our cancellation rate for those services was approximately 10% and 8%, respectively, for the same time periods. The recent decrease in our contract renewal rate is related to the execution of annual contracts by many of our LoopNet customers who historically have not signed long term agreements and typically have a lower renewal rate than the rest of our subscription-based customers. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Apartment Rental Marketplaces

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring from Classified Ventures, LLC (“CV”) certain assets and assuming certain liabilities, in each case, related to the Apartments.com business (collectively referred to herein as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource.

Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties as a result of a research effort to document the apartment industry in the U.S. CoStar designed the new Apartments.com website, which was launched in February 2015, around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The newly launched site provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the new site also offers innovative search tools such as the PolygonTM Search and Plan Commute tools.

To further support our expansion into the multifamily vertical, pursuant to the definitive agreement and plan of merger with Network Communications, Inc. dated April 27, 2015 (the “Merger Agreement”), on June 1, 2015, we acquired the Apartment Finder business (collectively referred to herein as “Apartment Finder”). Apartment Finder provides lead generation, advertising, and internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. Similar to Apartments.com, we are currently developing technology to allow ApartmentFinder.com to draw on CoStar’s multifamily database and we are designing a new ApartmentFinder.com website around the needs of the renter in order to drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. We also are phasing out print advertising from Apartment Finder and moving to an all-digital offering.

Similar to our other past acquisitions, we have begun, and plan to continue, to integrate, further develop and cross-sell the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including but not limited to CoStar Market Analytics. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms. We have increased our sales and marketing expenses in order to support Apartments.com and to increase brand awareness. In conjunction with the launch of the new Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will continue to run through the remainder of 2015 to generate brand awareness and site traffic for Apartments.com. A majority of the costs associated with the marketing campaign were incurred during the nine months ended September 30, 2015. The marketing campaign includes an incremental investment of approximately $80.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of Apartments.com. The marketing campaign features television and radio advertising, online/digital advertising, social media and out-of-home ads and is being reinforced by Search Engine Marketing. We have also increased our Search Engine Marketing to support Apartment Finder. We intend to continue to assess the success and effectiveness of our marketing campaign as well as the appropriate level of marketing costs in the future.

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

The launch of the new Apartments.com website in February 2015 and the effort underway to redesign the ApartmentFinder.com website are examples of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved sites, enhanced search capabilities, information regarding real-time vacancies, and our continued development and introduction of enhancements to our online apartment rental marketplaces will attract more consumers, making the services more valuable to property managers, which will increase our cross-selling opportunities. We also plan to continue our software development efforts to enhance our new CoStar Lease AnalysisTM integrated workflow tool that provides users a simple way to produce understandable cash flows for leases, and to enhance other lease comparable services in 2015. We believe greater functionality makes our services valuable to an even broader audience and helps us increase sales of our services to brokers, banks, owners and institutional investors. We expect these technology enhancements to drive continued revenue growth in 2015 and for the foreseeable future.

We continue to integrate, develop and cross-sell the services offered by the businesses we have acquired. Our goal is to upsell clients to the services that best meet their needs and to create further cross-selling revenue synergies.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we have recently eliminated certain Apartment Finder services. We also are phasing out print advertising from Apartment Finder and moving to an all-digital offering. We expect a short-term reduction in revenues and associated costs resulting from the elimination of certain Apartment Finder services. Additionally, we intend to integrate our CoStar and LoopNet databases of commercial real estate information in order to create efficiencies in operations and improved data for our customers. We also continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. Although we are assessing the best strategy to implement this shift and will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services to increase revenues and earnings over time, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

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

We recently expanded the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver and are currently researching commercial real estate in the Canadian cities of Ottawa and Edmonton. Further, on July 1, 2015, we expanded our International services into Madrid through the acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

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

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. It is possible that any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Further, our credit facility contains restrictive covenants that restrict our operations and use of our cash flow, which may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

The Compensation Committee of the Board of Directors expects to grant additional performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2015 and December 31, 2014 was approximately 4.4% and 4.1%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2015, we determined there was a net decline in the fair value of our ARS investments of approximately $435,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2015. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method, and we recognize the fair value of such equity instruments as an expense in the consolidated statements of operations. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. For equity instruments that vest based on a market condition, we estimate the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model, which also requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the equity instruments. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2015. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, we decided to cease providing certain Apartment Finder services. Additionally, in June 2015, we decided to cease development work related to a development project within Apartment Finder. We evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit. We recorded an impairment charge of approximately $1.4 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the three months ended June 30, 2015.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the condensed consolidated statements of operations.

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

Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•
Purchase amortization in cost of revenues may be useful for investors to consider because it represents the diminishing value of any acquired trade names and other intangible assets and the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•
Purchase amortization in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

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

•
The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in a contract or a change in the makeup of our properties or personnel. We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,362)	$12,957	$(26,455)	$30,946
Purchase amortization in cost of revenues	9,964	7,790	22,887	18,547
Purchase amortization in operating expenses	7,153	8,361	21,260	20,696
Depreciation and other amortization	5,403	4,061	14,860	11,490
Interest income	(42)	(46)	(473)	(245)
Interest expense	2,363	2,698	7,060	8,066
Income tax expense (benefit), net	2,610	7,871	(4,199)	18,763
EBITDA	$22,089	$43,692	$34,940	$108,263

Net cash flows provided by (used in)
Operating activities	$42,760	$52,702	$69,716	$96,036
Investing activities	(14,282)	(8,828)	(203,529)	(603,933)
Financing activities	(4,379)	(2,285)	(17,496)	738,248

Comparison of Three Months Ended September 30, 2015 and Three Months Ended September 30, 2014

Revenues. Revenues increased to $189.1 million for the three months ended September 30, 2015, from $153.1 million for the three months ended September 30, 2014. The $36.0 million increase was primarily attributable to increased revenue of approximately $23.3 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $135.4 million for the three months ended September 30, 2015, from $112.1 million for the three months ended September 30, 2014. The gross margin percentage decreased to 71.6% for the three months ended September 30, 2015, from 73.3% for the three months ended September 30, 2014. The increase in the gross margin amount was principally due to an increase in revenues partially offset by an increase in cost of revenues of $12.8 million primarily due to the additional cost of revenues from our June 1, 2015 acquisition of Apartment Finder.

Selling and Marketing Expenses. Selling and marketing expenses increased to $80.5 million for the three months ended September 30, 2015, from $40.7 million for the three months ended September 30, 2014, and increased as a percentage of revenues to 42.6% for the three months ended September 30, 2015, compared to 26.6% for the three months ended September 30, 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and will continue to run through the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $17.0 million for the three months ended September 30, 2015, from $14.2 million for the three months ended September 30, 2014, and decreased as a percentage of revenues to 9.0% for the three months ended September 30, 2015, compared to 9.3% for the three months ended September 30, 2014. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $31.1 million for the three months ended September 30, 2015, from $25.4 million for the three months ended September 30, 2014, and decreased as a percentage of revenues to 16.4% for the three months ended September 30, 2015, compared to 16.6% for the three months ended September 30, 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses from Apartment Finder and Apartments.com.

Purchase Amortization Expense. Purchase amortization expense decreased to $7.2 million for the three months ended September 30, 2015, compared to $8.4 million for the three months ended September 30, 2014, and decreased as a percentage of revenues to 3.8% for the three months ended September 30, 2015, compared to 5.5% for the three months ended September 30, 2014. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of the acquired customer base from our April 1, 2014 acquisition of Apartments.com.

Interest and Other Income. Interest and other income decreased to approximately $42,000 for the three months ended September 30, 2015, compared to approximately $46,000 for the three months ended September 30, 2014. The decrease was primarily due to our lower average cash and cash equivalent balance in 2015 resulting from the June 1, 2015 acquisition of Apartment Finder.

Interest and Other Expense. Interest and other expense decreased to $2.4 million for the three months ended September 30, 2015, from $2.7 million for the three months ended September 30, 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Income Tax Expense (Benefit), Net. Income tax expense decreased to $2.6 million for the three months ended September 30, 2015, from $7.9 million for the three months ended September 30, 2014. This decrease was primarily due to lower income before income taxes for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. We recorded an income tax expense despite incurring a loss before income taxes for the three months ended September 30, 2015 due to changes in the forecasted income (loss) before income taxes for 2015 and the impact to income taxes during the third quarter of 2015 to adjust the effective tax rate for the first six months of the year to the estimated rate for the entire year.

Comparison of Business Segment Results for Three Months Ended September 30, 2015 and Three Months Ended September 30, 2014

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes the U.K., Madrid, Spain and parts of France. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant and through our mobile application, CoStarGo, and is our primary service offering in our North America and International operating segments. North America revenues increased to $182.6 million for the three months ended September 30, 2015, from $146.9 million for the three months ended September 30, 2014. This increase in North America revenue was primarily due to increased revenue of approximately $23.3 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $6.5 million for the three months ended September 30, 2015, compared to $6.2 million for the three months ended September 30, 2014. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $21.0 million for the three months ended September 30, 2015, from $42.9 million for the three months ended September 30, 2014. The decrease in North America EBITDA resulted primarily from our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA increased to $1.1 million for the three months ended September 30, 2015, from approximately $763,000 for the three months ended September 30, 2014. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $225,000 and $204,000 for the three months ended September 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $74,000 and $59,000 for the three months ended September 30, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Comparison of Nine Months Ended September 30, 2015 and Nine Months Ended September 30, 2014

Revenues. Revenues increased to $518.8 million for the nine months ended September 30, 2015, from $419.8 million for the nine months ended September 30, 2014. The $99.0 million increase was primarily attributable to increased revenue of approximately $59.1 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $375.0 million for the nine months ended September 30, 2015, from $305.8 million for the nine months ended September 30, 2014. The gross margin percentage decreased to 72.3% for the nine months ended September 30, 2015, from 72.8% for the nine months ended September 30, 2014. The increase in the gross margin amount was principally due to an increase in revenues partially offset by an increase in cost of revenues of $29.7 million primarily due to the additional cost of revenues from our June 1, 2015 acquisition of Apartment Finder.

Selling and Marketing Expenses. Selling and marketing expenses increased to $242.4 million for the nine months ended September 30, 2015, from $109.3 million for the nine months ended September 30, 2014, and increased as a percentage of revenues to 46.7% for the nine months ended September 30, 2015, compared to 26.0% for the nine months ended September 30, 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and will continue to run through the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $49.0 million for the nine months ended September 30, 2015, from $41.7 million for the nine months ended September 30, 2014, and decreased as a percentage of revenues to 9.5% for the nine months ended September 30, 2015, compared to 9.9% for the nine months ended September 30, 2014. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $86.3 million for the nine months ended September 30, 2015, from $76.5 million for the nine months ended September 30, 2014, and decreased as a percentage of revenues to 16.6% for the nine months ended September 30, 2015, compared to 18.2% for the nine months ended September 30, 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $12.2 million from Apartment Finder and Apartments.com. These increases in general and administrative expenses were partially offset by loss contingencies and other legal costs related to litigation of approximately $2.3 million incurred during the nine months ended September 30, 2014 that did not occur during the nine months ended September 30, 2015, as well as a decrease in acquisition-related costs of approximately $479,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Purchase Amortization Expense. Purchase amortization expense increased to $21.3 million for the nine months ended September 30, 2015, compared to $20.7 million for the nine months ended September 30, 2014, and decreased as a percentage of revenues to 4.1% for the nine months ended September 30, 2015, compared to 4.9% for the nine months ended September 30, 2014. The increase in the amount of purchase amortization expense was primarily due to an increase in purchase amortization expenses of $2.5 million from Apartment Finder and Apartments.com, partially offset by a decrease in purchase amortization expense from LoopNet of $1.8 million due to the accelerated amortization of the LoopNet acquired customer base.

Interest and Other Income. Interest and other income increased to approximately $473,000 for the nine months ended September 30, 2015, from approximately $245,000 for the nine months ended September 30, 2014. The increase was primarily due to our higher average cash and cash equivalent balance in 2015 resulting from the public equity offering completed in June 2014.

Interest and Other Expense. Interest and other expense decreased to $7.1 million for the nine months ended September 30, 2015, from $8.1 million for the nine months ended September 30, 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Income Tax Expense (Benefit), Net. Income tax expense (benefit), net changed to a $4.2 million income tax benefit for the nine months ended September 30, 2015, compared to an $18.8 million income tax expense for the nine months ended September 30, 2014. This change was primarily due to lower income before income taxes for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com.

Comparison of Business Segment Results for Nine Months Ended September 30, 2015 and Nine Months Ended September 30, 2014

Segment Revenues. North America revenues increased to $500.1 million for the nine months ended September 30, 2015, from $402.1 million for the nine months ended September 30, 2014. This increase in North America revenue was primarily due to increased revenue of approximately $59.1 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $18.7 million for the nine months ended September 30, 2015, compared to $17.8 million for the nine months ended September 30, 2014. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $32.8 million for the nine months ended September 30, 2015, from $106.4 million for the nine months ended September 30, 2014. The decrease in North America EBITDA resulted primarily from our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA increased to $2.1 million for the nine months ended September 30, 2015, from $1.9 million for the nine months ended September 30, 2014. The increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $763,000 and $939,000 for the nine months ended September 30, 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $200,000 and $197,000 for the nine months ended September 30, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company's International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents decreased to $375.5 million as of September 30, 2015 compared to cash and cash equivalents of $527.0 million as of December 31, 2014. The decrease in cash and cash equivalents for the nine months ended September 30, 2015 was primarily due to net cash paid of $177.5 million for the acquisitions of Apartment Finder, the assets of Belbex Corporate, S.L., and certain assets related to the business operations of Apartment Finder's independent distributors.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $69.7 million compared to approximately $96.0 million for the nine months ended September 30, 2014. This $26.3 million decrease was primarily due to a decrease of $34.4 million in net income plus non-cash items, partially offset by a net increase of $8.1 million in changes in operating assets and liabilities. The $8.1 million net increase in changes in operating assets and liabilities was primarily due to an increase in accounts payable due in part to the wide-scale marketing campaign for Apartments.com.

Net cash used in investing activities for the nine months ended September 30, 2015 was approximately $203.5 million compared to approximately $603.9 million for the nine months ended September 30, 2014. This $400.4 million decrease in net cash used in investing activities was primarily due to $584.2 million of cash used for the acquisition of Apartments.com on April 1, 2014, partially offset by $177.5 million of cash used for the acquisitions of Apartment Finder, the assets of Belbex Corporate, S.L., and certain assets related to the business operations of Apartment Finder's independent distributors during the nine months ended September 30, 2015.

Net cash used in financing activities was approximately $17.5 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of approximately $738.2 million for the nine months ended September 30, 2014. This $755.7 million change in financing activities was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014, less the $148.8 million repayment of the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), $150.0 million repayment of the revolving credit facility associated with the credit agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2014 Credit Agreement”) and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during the nine months ended September 30, 2015.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the nine months ended September 30, 2015, we incurred capital expenditures of approximately $28.0 million. We expect to make aggregate capital expenditures in 2015 of approximately $30.0 million to $40.0 million, primarily related to investments in technology and the build out of leased office space.

In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign that began during the first quarter of 2015 and will continue to run through the remainder of 2015, to generate brand awareness and site traffic for Apartments.com. A majority of the costs associated with the marketing campaign were incurred during the nine months ended September 30, 2015. The marketing campaign includes an incremental investment of $80.0 million above Apartments.com’s 2014 annualized marketing spend since the close of the acquisition of Apartments.com.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

In consideration for the purchase of Apartment Finder, on June 1, 2015, we paid $172.7 million in cash, including an estimated $2.7 million in connection with a preliminary net working capital adjustment as of the closing date. Pursuant to the terms of the agreement and plan of merger, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

On April 1, 2014, we purchased Apartments.com from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of Apartments.com as of the Closing Date. On the Closing Date, we entered into the 2014 Credit Agreement. We funded the purchase price for Apartments.com at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were also used to refinance the term loan facility and revolving credit facility established under the 2012 Credit Agreement, including related fees and expenses. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of September 30, 2015, maturities of our borrowings under the 2014 Credit Agreement for each of the next four years ended September 30, 2016 to 2019, are expected to be $20.0 million, $30.0 million, $50.0 million and $270.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

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

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2015.

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

As of September 30, 2015 and December 31, 2014, no amounts were outstanding under our revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2.4 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $7.1 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $830,000 and $904,000 for the three months ended September 30, 2015 and 2014, respectively. Interest expense included amortized debt issuance costs of approximately $2.5 million for each of the nine months ended September 30, 2015 and 2014. Total interest paid for the term loan facility was approximately $1.5 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. Total interest paid for the term loan facility was approximately $4.6 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively.

In 2012, we granted a total of 399,413 shares pursuant to performance-based restricted common stock awards with a forfeiture date of March 31, 2017. Upon vesting of these awards during the first quarter of 2014, consistent with minimum tax withholding requirements, a portion of the shares subject to the awards were remitted by the employees for payment of their individual income tax obligations. The remitted shares were canceled and we made a cash tax payment equivalent to the fair market value of the canceled shares of approximately $31.9 million during the three months ended March 31, 2014.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities will be sufficient to fund our operations for at least the next 12 months.

As of September 30, 2015, we had $16.8 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. We have not yet determined when we will adopt the standard and we have not selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In August 2015, the FASB issued an accounting standards update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The April 2015 guidance and the August 2015 guidance are effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The April 2015 guidance and the August 2015 guidance are not expected to have a material impact on our results of operations or financial position, but will require changes to the presentation of our consolidated balance sheets and the notes to our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2015 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400.0 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Apartments.com, Apartment Finder and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded services and expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development and reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., U.K., parts of Canada, Madrid, Spain and parts of France. Our functional currency for our operations in the U.K., Canada, Spain, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2015, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $6.4 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2015. As of September 30, 2015, we had $375.5 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of September 30, 2015, we had $370.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of September 30, 2015, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of September 30, 2015, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2015, $16.8 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2015, we determined that there was a net decline in the fair value of our ARS investments of approximately $435,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1.5 billion in intangible assets as of September 30, 2015. As of September 30, 2015, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

The failure to successfully integrate Apartment Finder and/or fully realize synergies from the merger in the expected time frame may adversely affect our future results. The success of the merger will depend, in part, on our ability to successfully integrate Apartment Finder and fully realize the anticipated benefits and synergies from combining our business and the businesses of Apartments.com and Apartment Finder. If we are not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all, may take longer to realize than expected or may be more costly to realize than expected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2015	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	214		$216.45	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	2,229		178.79	—	—
Total	2,443	(1)	$182.08	—	—

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

COSTAR GROUP, INC.
Date:	October 29, 2015	By:	/s/ Scott L. Yinger
Scott L. Yinger Interim Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
10.1
CoStar Group, Inc. Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 14, 2015).

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.