Form 10-K
period 2015-12-31
COSTAR GROUP INC
filed 2016-02-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2015 on the Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $6.4 billion.

As of February 19, 2016, there were 32,513,536 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

In this report, the words “we,” “our,” “us,” “CoStar” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly owned subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, founded in 1987, is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate the leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the number of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes parts of the U.K., Spain and France.

Strategy

Our strategy is to provide industry professionals and consumers of commercial real estate and apartments with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on commercial real estate and apartments and the right tools to be able to effectively utilize that information. Over time, we have expanded our services for commercial real estate information, analytics and online marketplaces in an effort to continue to meet the needs of this industry as it grows and evolves. We have also extended our offering of comprehensive commercial real estate information geographically to include London and other parts of the U.K., Canada, France and Spain, through acquisitions and internal growth and development. Information about CoStar’s revenues from, and long-lived assets and total assets located in, foreign countries is included in Notes 2 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The revenues; net income before interest, income taxes, depreciation and amortization (“EBITDA”); and total assets and liabilities for each of our segments are set forth in Note 12 to our consolidated financial statements. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We deliver our commercial real estate information content to our U.S. customers primarily via an integrated suite of online service offerings that includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. We also operate complementary online marketplaces for commercial real estate listings and apartment rentals. We strive to cross-sell our services to our customers and to upsell services that may best suit their needs.

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

Our LoopNet online marketplace enables commercial property owners, landlords, and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. The listing process is efficient and enables comprehensive information about listed properties to be provided. Commercial real estate agents, buyers and tenants use LoopNet extensively to search for available property listings that meet their criteria. We are working to integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM and ApartmentHomeLiving.com. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Our apartment marketing network draws on and leverages CoStar’s multifamily database, which contains detailed information on apartment properties. CoStar designed the Apartments.com and ApartmentFinder.com websites, which were launched in February 2015 and December 2015, respectively, to meet renter preferences and demands, which we believe will drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The sites provide a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the sites also offer innovative search tools such as the PolygonTM Search tool, which allows renters to specifically define the area in which they want to find an apartment.

In 2015, we entered into an agreement to be the exclusive third party provider of apartment community listings on the websites owned and operated by News Corp. subsidiary Move, Inc.- realtor.com®, Move.com, and Doorsteps.com - with advertiser content from Apartments.com and ApartmentFinder.com. Through this agreement, we are able to promote the apartment communities of our advertisers across six major apartment and real estate rental websites, increasing traffic across our network of apartment marketing websites, and in turn increasing the lead flow to our advertisers’ communities.

We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings; portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We have created and are continually improving our standardized platform of information, analytics and online marketplaces where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and online marketplaces; a large team of analysts and economists; and a large base of clients. Our database has been developed and enhanced for more than 28 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated approximately 100 proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services and provides content for some of our online marketplace services. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data for our customers.

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

Expansion and Growth

Acquisitions

We have continually expanded the geographical coverage of our existing information services and developed new information, analytics and online marketplace services. In addition to internal growth, we have grown our business through strategic acquisitions. Our more recent acquisitions include the acquisition of LoopNet, an online marketplace that enables property owners, landlords, and commercial real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings, in April 2012. On April 1, 2014, we purchased from Classified Ventures, LLC (“CV”) certain assets and assumed certain liabilities related to the Apartments.com business (collectively referred to as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners. On June 1, 2015, to further support our expansion into the multifamily vertical, we acquired Network Communications, Inc. (“NCI”), including its Apartment Finder business (collectively referred to as “Apartment Finder”). Apartment Finder provides lead generation, advertising, and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. Further, on July 1, 2015, we expanded our International services into Madrid through the acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research and sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

The launch of the improved Apartments.com website in February 2015 and the new ApartmentFinder.com website in December 2015 are examples of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved sites, enhanced search capabilities, availability of information regarding real-time vacancies, and our continued development and introduction of enhancements to our online apartment rental marketplaces will attract more consumers, making these sites more attractive to property managers, which will increase our cross-selling opportunities. Our software development initiatives in 2015 included enhancing our new CoStar Lease Analysis® integrated workflow tool to provide users a simple way to produce understandable cash flows for leases, and to enhance other lease comparable services. We believe greater functionality makes our services valuable to an even broader audience and helps us increase sales of our services to brokers, banks, owners and institutional investors. We expect technology enhancements to drive continued revenue growth in 2016 and for the foreseeable future.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we recently eliminated certain Apartment Finder services and phased out Apartment Finder print advertising and moved to an all-digital offering. We expect a short-term reduction in revenues and associated costs resulting from the elimination of these Apartment Finder services. Additionally, we are working to integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create efficiencies in operations and improved data for our customers. We also continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. If and when we implement such a shift, we will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from any eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

Our revenues have increased as a result of revenue from acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. We expect to continue to increase revenues as a result of such cross-selling opportunities. We may incur increased expenses in connection with any marketing and sales campaigns involving cross-selling opportunities and initiatives, and in connection with promotion of our new services and brands.

We are expanding the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver and are currently researching commercial real estate in the Canadian cities of Ottawa and Edmonton. Further, on July 1, 2015, we expanded our International services into Madrid through the acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

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

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform, expand the reach of our current service offerings or to integrate new or current offerings to provide a more robust, efficient or complete service offering. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research and sales and marketing organizations. We are committed to supporting and improving our information, analytics and online marketplace solutions.

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

The creation of a standardized information platform for commercial real estate requires an infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

Within the apartment rental community, most apartment websites primarily supply only the listings that property owners pay to advertise and often return results that are inconsistent with the renter's search criteria. These limited results generally do not provide information about the actual rental availabilities. We believe that consumers expect accurate, actionable and comprehensive apartment rental information. To create the Apartments.com website and the ApartmentFinder.com website, we have drawn on our multifamily database and undertaken a research effort collecting and verifying information and visiting and photographing properties. With the launch of the improved Apartments.com website and the new ApartmentFinder.com website, we believe that we have created easily searchable sites with a comprehensive selection of rentals, information on actual rental availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other important facts.

CoStar’s Comprehensive Database

CoStar has spent more than 28 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images. This highly complex database is comprised of hundreds of data fields, tracking such categories as location, site and zoning information, building characteristics, space and unit availability, tax assessments, ownership, sales and lease comparables, space requirements, number of retail stores, number of listings, mortgage and deed information, for-sale and for-lease listings, income and expense histories, tenant names, lease expirations, contact information, historical trends, demographic information and retail sales per square foot. The database also includes building photographs, aerial photographs, 3D virtual apartment tours, plat maps and floor plans.

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2015, our full time researchers and contractors conducted millions of interviews of brokers, owners, tenants, apartment community owners and property managers.

Research Department. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through millions of phone calls, e-mails and Internet updates each year, in addition to field inspections, public records review, news monitoring and direct mail. We have also set up direct feeds from larger apartment sites and have put in place an automated system that compiles information sourced from the Internet in order to provide the most up-to-date information on rental availabilities.

Our researchers are responsible for maintaining the accuracy and reliability of our database information. As part of their update process, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions to our researchers.

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional property inventory, photograph properties and verify existing information. In 2015, our field researchers drove millions of miles and conducted hundreds of thousands of on-site building inspections. CoStar's field research effort also includes creating high quality videos of interior spaces (including walk-through videos and 3D virtual apartment tours of apartment communities), amenities and exterior features of properties. CoStar utilizes high-tech, field research vehicles across the U.S., Canada and the U.K. A significant majority of these vehicles are customized, energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps. Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, collecting tenant data suite by suite. We also utilize a low-flying airplane to conduct aerial research of commercial real estate. We place researchers on the low-flying aircraft to scout additional commercial developments and take aerial photographs.

Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities provide for our use of a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps, aerial photographs and 3D virtual apartment tours of apartment communities, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, analytics and online marketplaces and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Proprietary Technology

CoStar’s information technology professionals focus on developing new services for our customers, improving and maintaining existing services, integrating our current services, securing our comprehensive database of commercial real estate information and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing, improving and maintaining CoStar services, including but not limited to CoStar Property Professional®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Showcase®, CoStarGo®, CoStar Connect®, CoStar Lease Analysis®, CoStar Multifamily®, LoopNet Premium Lister®, LoopNet Premium SearcherTM, LoopLink®, CoStar Portfolio Strategy® products and services, CoStar Market AnalyticsTM products and services, CoStar Investment Analysis® Portfolio Maximizer and CoStar Investment Analysis® Request, CoStar Real Estate Manager® products and services, Apartments.comTM products and services and ApartmentFinder.comTM products and services.

Our information technology team is responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, analytics and online marketplaces and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls designed to increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique within the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar's sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

Our information technology professionals maintain the servers and network components necessary to support CoStar services and research systems. CoStar's core services are served from multiple data centers to support uninterrupted service for our customers. CoStar’s services are continually monitored in an effort to ensure our customers fast and reliable access.

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

Our principal information, analytics and online marketplaces as of January 29, 2016, are described in the following paragraphs:

CoStar

CoStar Property Professional®  CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S. and parts of the U.K. and Canada, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect®, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information, analytics and online marketplaces, is delivered solely via the Internet.

•CoStar Multifamily® CoStar Multifamily information, included as part of CoStar Property Professional, provides subscribers a comprehensive multifamily property database combined with analytic and forecasting tools that enable them to make investment decisions about multifamily properties. CoStar Multifamily provides information about buildings with five or more units, including rents and occupancy rates, comparable sales transactions, construction locations, floor plans, high-resolution property images and detailed information about amenities and concessions.

•CoStar Lease Analysis® CoStar Lease Analysis is an integrated workflow tool that allows subscribers to incorporate CoStar data with their own data to perform in depth lease analyses. CoStar Lease Analysis can be used to produce an understandable cash flow analysis as well as key metrics about any proposed or existing lease. It combines financial modeling with CoStar’s comprehensive property information, enabling the subscriber to compare lease alternatives.

CoStar COMPS Professional®  CoStar COMPS Professional, or “CoStar COMPS,” provides comprehensive coverage of comparable commercial real estate sales information in the U.S. and parts of the U.K. and Canada. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. CoStar COMPS offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant®  CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related tenant information available in the U.S. and parts of the U.K. and Canada. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

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

CoStar Lease Comps CoStar Lease Comps, included as part of CoStar SuiteTM services, provides subscribers an integrated solution that captures, manages and maintains their lease data. CoStar Lease Comps also analyzes lease data.

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

CoStar Portfolio Strategy®  and CoStar Market AnalyticsTM   Our subsidiary, CoStar Portfolio Strategy, offers products and services designed to meet the research needs of commercial real estate owners, investors and lenders. CoStar Portfolio Strategy and CoStar Market Analytics cover metropolitan areas throughout the U.S. and parts of the U.K., Canada and Europe, with offerings including historical and forecast market data and analysis by market and property type, and services including access to CoStar Portfolio Strategy’s analysts, economists, and strategists to develop and deliver custom research solutions. Key tools include analysis of underlying property data, assessment of current market fundamentals, forecasts of future market performance, and credit default models.

•CoStar Risk Analytics® COMPASS is CoStar Portfolio Strategy’s premier commercial real estate risk management tool. It allows users to calculate Probability of Default, Loss Given Default, Expected Loss, and Confidence Interval (of Expected Loss) results for a loan or a portfolio. It provides direct comparisons of credit risk and refinance risk across Time, Market, Property Type, and Loan Structure for all macroeconomic forecast scenarios. CoStar Risk Analytics COMPASS is used by lenders, issuers, ratings agencies, and regulators to estimate required loss reserves and economic capital, target lending opportunities, set pricing strategy, objectively compare/price loans, more effectively allocate capital, and manage refinance risk.

CoStar Investment Analysis® Portfolio Maximizer CoStar Investment Analysis Portfolio Maximizer is an industry leading real estate portfolio management software solution. CoStar Investment Analysis Portfolio Maximizer allows users to model partnership structures, calculate waterfall distributions and fees, model and analyze debt obligations, and create multiple “what if” scenarios for alternative investment decisions.

CoStar Investment Analysis® Request  CoStar Investment Analysis Request is the first business intelligence software solution built specifically for managing commercial real estate investments. CoStar Investment Analysis Request helps users eliminate some of the difficulties of consolidating real estate investment data from disparate sources and facilitates standardization of information presentation and reporting across an organization. CoStar Investment Analysis Request also provides a platform for users to develop business intelligence and reporting capabilities.

CoStar Real Estate Manager® Corporate Edition  CoStar Real Estate Manager Corporate Edition is a real estate management software solution designed for corporate real estate managers, company executives, business unit directors, brokers and project managers. CoStar Real Estate Manager Corporate Edition helps users connect real estate initiatives with company strategic goals, streamline portfolio operations, automate the process for collecting and managing space requests, reduce occupancy costs with analytics that track location performance against targets, and maximize location performance through proactive portfolio management. CoStar Real Estate Manager also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

CoStar Real Estate Manager® Retail Edition  CoStar Real Estate Manager Retail Edition is a real estate management software solution designed for company executives, real estate dealmakers and store planning and construction managers. CoStar Real Estate Manager Retail Edition helps users to utilize comprehensive and real-time data to establish goals and store strategies, manage the execution of real estate strategies, summarize critical portfolio data to drive cost-saving decisions, and benchmark prerequisite store-level information and metrics for maximizing location performance through proactive portfolio management. CoStar Real Estate Manager also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

CoStar Private Sale Network® CoStar Private Sale Network provides clients with custom-designed and branded websites to market their listings directly to investors. CoStar Private Sale Network allows investors to customize a commercial real estate website and build and send email communications to announce listings, calls for offers, and bid deadlines.

CoStar Brokerage Applications® CoStar Brokerage Applications provides users with access to the latest tools to effectively manage and optimize business operations. These structured and consistent project management tools allow users to track critical dates, employee or organization-wide results, and current and prospective projects.

LoopNet

LoopNet® Basic and Premium Membership Our subsidiary, LoopNet, offers two types of memberships on the LoopNet marketplace, basic and premium. Basic membership is available free-of-charge to anyone who registers at our LoopNet website and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. As of January 29, 2016, LoopNet had approximately 10.2 million registered members, of which 82,395 were premium members.

•LoopNet Premium Lister® LoopNet Premium Lister is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a quarterly or annual subscription.

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

LoopLink® LoopLink is an online real estate marketing and database services suite that enables commercial real estate firms to showcase their available properties both on the LoopNet marketplace and on the brokerage firm’s own website using hosted search software. Within LoopNet, each LoopLink listing is branded with the client’s logo and is hyperlinked to the client’s website. Additionally, the LoopLink service provides customizable, branded property search and results screens that can be integrated into the client’s website. The LoopNet import service offers the opportunity to simplify the process of submitting listings to LoopNet from the client’s internal databases, and features advanced data matching and data integrity rules and file conversion capabilities. LoopNet charges a monthly subscription fee to commercial real estate firms for the LoopLink service. Key features of LoopLink include comprehensive reporting and listing administration tools, property mapping for geographic and feasibility analysis, thumbnail photos and expanded property descriptions in search results.

Apartments.com

Apartments.comTM  Our subsidiary, Apartments, LLC (doing business as Apartments.com), operates an online apartment marketplace that offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Apartments.com, part of our network of apartment marketing sites, provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community, including featured community listings, customized flyers and brochures, and special offer coupons.

ApartmentHomeLiving.comTM  ApartmentHomeLiving.com, part of our network of apartment marketing sites, provides renters with another national online apartment rentals resource that showcases apartments for rent with official prices, pictures, floor plans and detailed information on each apartment.

ApartmentFinder.comTM ApartmentFinder.com, part of our network of apartment marketing sites, provides lead generation, advertising and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com.

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

Clients

We draw clients from across the commercial real estate and related business community, including commercial real estate brokers, owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in commercial real estate. For the years ended December 31, 2013, 2014 and 2015, no single client accounted for more than 5% of our revenues.

Sales and Marketing

Our sales teams are primarily located in field sales offices throughout the U.S. and in offices outside of the U.S., including, among others, London, England and Glasgow, Scotland. Our inside sales teams are located in our Washington, DC; San Francisco, California; and Chicago, Illinois offices. These teams prospect for new clients and perform product and service demonstrations exclusively by telephone and over the Internet to support the direct sales force.

Our local offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing ongoing customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front line responsibility for customer care. Our customer service and support staff is charged with ensuring high client satisfaction by providing ongoing customer support. In 2016, we began to form a customer relationship team consisting of client relationship managers in the sales organization, to drive even greater usage of our products and services. The client relationship managers are responsible for training existing users, sharing market specific research with clients, ensuring accurate and timely listings and ensuring client driven product enhancement ideas are shared with our product development team.

Our sales strategy is to aggressively attract new clients, while providing ongoing incentives for existing clients to subscribe to additional products and services in order to achieve high renewal rates. We actively manage client accounts in order to retain clients by providing frequent service demonstrations as well as company-client contact and communication. We place a premium on training new and existing client personnel on the use of our services so as to promote maximum client utilization and satisfaction with our services. Our strategy also involves entering into multi-year, multi-market license agreements with our larger clients.

We seek to make our services essential to our clients’ businesses. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based information services rather than fees based on actual system usage. Contract rates for subscription-based services are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Our primary marketing methods include: service demonstrations; face to face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; CoStar AdvisorTM, LoopNewsTM and other company newsletters distributed via email to our clients and prospects. We launched an improved Apartments.com website in February 2015 and we recently launched a new ApartmentFinder.com website in December 2015, each of which has a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign featured television and radio advertising, online/digital advertising, social media and out-of-home ads and was reinforced by Search Engine Marketing. We currently plan to continue to utilize these marketing methods.

Web-based marketing and direct marketing are effective means for us to find prospective clients. Our web-based marketing efforts include search engine optimization, paid advertising with major search engines, social media and display advertising on commercial real estate news and business websites and mobile applications, and our direct marketing efforts include television, radio, out-of-home ads, direct mail, email and telemarketing, and, when applicable, make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of advertising to build brand identity and reinforce the value and benefits of our services. We also sponsor and attend local association activities and events, including industry-leading events for commercial real estate brokers, owner/investors and retail and financial services institutions, and attend and/or exhibit at industry trade shows and conferences to reinforce our relationships with our core user groups.

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

Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. Similar to our prior acquisitions, we have been cross-selling, and plan to continue to cross-sell, the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including but not limited to CoStar Market Analytics.

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

We compete directly and indirectly for customers with the following categories of companies:

•
online marketing services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as commercialsearch.com, PropertyLine.com, Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, www.propertyshark.com, Rofo, BuildingSearch.com, CIMLS, CompStak, Rightmove, WorkplaceIQ, RealPoint LLC, estatesgazette.com, and DebtX;

•
publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as Xceligent, eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Reis, Real Capital Analytics, The Smith Guide, Yardi Matrix, Axiometrics, Inc., ReScour, Inc., and RealMassive;

•	Internet listing services featuring apartments for rent, such as ApartmentGuide.com, ForRent.com, Zillow Rentals, Trulia Rent, Craigslist, ApartmentList.com, Rent.com, and Move.com;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, eProperty Data, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors, the Commercial Association of Realtors Data Services, and the Association of Industrial Realtors;

•	real estate portfolio management software solutions, such as Cougar Software, MRI Software, Altus, and Intuit;

•	real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software, Lucemex, and AMT;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

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

We maintain U.S. and international trademark registrations for CoStar’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. Our federally registered trademarks include CoStar®, CoStar Property®, CoStar COMPS Professional®, CoStar Tenant®, CoStarGo®, CoStar Lease Analysis®, CoStar Showcase®, and LoopNet®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic. We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have one granted patent in the U.K., which expires in 2021, covering, among other things, certain of our field research methodologies and seven patents in the U.S. which expire in 2020, 2021 (2 patents), 2022 (2 patents), 2025 and 2032, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 29, 2016, we employed 2,631 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2016 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400.0 million term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Apartments.com, Apartment Finder and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; rising interest rates and slowing transaction volumes that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; and unanticipated disasters and other adverse events such as slowing of the growth in the working age population resulting in reduced demand for all types of real estate. A reversal of improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.

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

We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We compete to attract advertisers. Our competitors for advertisers may have significant brand recognition as well as greater numbers of direct sales personnel than we have and may generate more web traffic than we do, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition could be adversely affected.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, Apartment Finder, BizBuySell and LandsofAmerica, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com. We expect to continue to invest in sales and marketing, including sales and marketing for our other brands as we seek to grow the numbers of subscribers to, and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. Our recent investments in sales and marketing activities to increase brand awareness and grow site traffic to the Apartments.com network of rental websites may not be successful. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on the Apartments.com network of rental websites, our business, results of operations and financial condition could be adversely affected.

We rely on Internet search engines to drive traffic to our websites. If search results do not feature our websites prominently, traffic to our websites would decrease and our business could be adversely affected. Google, Bing, Yahoo! and other Internet search websites drive traffic to our websites, including CoStar.com, the Apartments.com network of rental websites, LoopNet.com, BizBuySell.com and LandsofAmerica.com. For example, when a user types an apartment building address into an Internet search engine, organic search ranking of our Apartments.com webpages will determine how prominently such webpages are displayed in the search results. However, our ability to maintain high organic search result rankings is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than the rankings our websites receive, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings, each of which could slow the growth of our user base. Further, search engine providers could align with our competitors, which could adversely affect traffic to our websites. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. If we experience a material reduction in the number of users directed to our websites through Internet search engines, our business, results of operations and financial condition could be adversely affected.

If we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenue from our marketplace businesses depends, in part, on our ability to attract users to our websites. If we fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to existing subscribers and advertisers could be adversely affected. Our marketing expenses have increased and may continue to increase in connection with our efforts to maintain or increase traffic to our websites. Our efforts to maintain or generate additional traffic to our marketplaces may not be successful. Even if we are able to attract additional users, increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products. We face competition to attract users to our marketplace websites. Our existing and potential competitors include companies that could devote greater technical and other resources than we have available to provide services that users might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract users away from our services or provide solutions similar to our own that have the advantage of better branding or marketing resources. If we are unable to increase traffic to our marketplaces, or if we are unable to generate enough additional revenue to offset increases in expenses related to increasing traffic to our marketplaces, our business and operating results could be adversely affected.

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com, depend on advertising revenue generated primarily through sales to persons in the real estate industry, including property managers and owners, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

Further, with respect to the Apartments.com network of rental websites, our ability to attract and retain advertisers also depends on the current apartment rental market and apartment vacancy rates. If vacancy rates are too high or too low, advertisers may not need to utilize our marketplace services.

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

If we are not able to successfully finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on synergies created through combinations; managing the integration of personnel and products; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.

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

The failure to successfully integrate Apartments.com or Apartment Finder and/or fully realize expected synergies from those acquisitions in the expected time frames or at all may adversely affect our future results and our business. The success of the Apartments.com and Apartment Finder acquisitions depends, in part, on our ability to successfully integrate those businesses and realize the benefits and synergies we anticipate to result from the combination of our business and the businesses of Apartments.com and Apartment Finder, including anticipated growth opportunities and cost savings. We may not be able to achieve these objectives in whole or in part, achievement of the objectives may take longer than expected, or achievement of the objectives may be more costly than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

The success of the Apartments.com and Apartment Finder acquisitions will also depend in part on our ability to minimize or eliminate any difficulties that may occur in connection with the integration of our business and those acquired businesses. The integration process could result in the loss of key employees, loss of key clients, loss of key vendors and other business partners, increases in operating costs, increases in taxes, or the disruption of each company's ongoing businesses, any or all of which could adversely affect our ability to achieve the anticipated benefits and synergies of the respective acquisition. Our efforts to integrate the businesses may divert management's attention and other resources from uses that could otherwise have been beneficial to the Company. In addition, management may decide to combine or eliminate products or services currently offered by one of the acquired businesses, which could also result in the loss of revenues, key employees, key clients, key vendors or other business partners.

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

We may not be able to successfully introduce new or upgraded information, analytics and online marketplace services or combine or shift focus from services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of, and to introduce new and upgraded services into the marketplace. To be successful, we must adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and online marketplace services. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. As we continue to combine our operations with those that we have acquired, we must continue to assess the purposes for which various services may be used alone or together, and how we can best address those uses through stand-alone services or combinations or coordinating applications thereof. In addition, successfully launching and selling a new or upgraded service puts pressure on our sales and marketing resources. In February 2015, we launched the improved Apartments.com website and in December 2015, we launched the new ApartmentFinder.com website, both after undergoing extensive product development. In 2015, we also launched a wide-scale marketing campaign in an effort to increase brand awareness and site traffic for Apartments.com. The launch of the sites and/or the marketing campaign may not result in increased brand awareness, site traffic and/or revenues. If we are unsuccessful in obtaining greater market share, we may not be able to offset the expenses associated with the new launch and marketing campaign, which could have a material adverse effect on our financial results.

If we are unable to develop new or upgraded services or decide to combine, shift focus from, or phase out a service that overlaps or is redundant with other services we offer, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. For example, we continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We would expect to see a short-term reduction in revenues and earnings if we implement this transition. Although we are assessing the best strategy to implement this shift and will seek to convert customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time, we cannot predict with certainty whether we will be successful in shifting customers to higher value, more profitable subscriptions and, consequently, in offsetting any reduction in revenue and earnings; therefore, if we make this transition, our revenues and earnings may ultimately decline. In addition, if we incur significant costs in developing new or upgraded services or combining and coordinating existing services, we are not successful in marketing and selling these new services or upgrades, or our customers fail to accept these new or combined and coordinating services, it could have a material adverse effect on our results of operations by decreasing our revenues and reducing our profitability.

Competition could render our services uncompetitive. The markets for information systems and services and for online marketplaces in general is highly competitive and rapidly changing. Competition in these markets may increase further if economic conditions or other circumstances cause customer bases and customer spending to decrease and service providers to compete for fewer customer resources. Our existing competitors, or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, advertisers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain customers or obtain new customers, our revenues could decline. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Our focus on internal and external investments may place downward pressure on our operating margins. Over the past few years, we have increased the rate of investments in our business, including internal investments in product development to expand the breadth and depth of services we provide to our customers and investments in sales and marketing to generate brand awareness. Our investment strategy is intended to increase our revenue growth in the future. Our operating margins may experience downward pressure in the short term as a result of investments. Furthermore, our investments may not have their intended effect. In addition, our external investments may lose value and we may incur impairment charges with respect to such investments. Such impairment charges may negatively impact our profitability. If we are unable to successfully execute our investment strategy or if we fail to adequately anticipate and address potential problems, we may experience decreases in our revenues and operating margins.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, database, services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

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

Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. We collect, use and disclose personally identifiable information, including among other things names, addresses, phone numbers, and email addresses. We also collect, store and use sensitive or confidential transaction information and, in certain circumstances, credit card information. As a result, we are subject to a variety of state, national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. We continue to review our business practices and the evolving regulations and may find it necessary or desirable to make further changes to our personal data handling or engage in additional efforts to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.

Despite our efforts, we may be unsuccessful in establishing legitimate means of transferring certain data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Our policies concerning the collection, use and disclosure of personally identifiable of information are described on our websites. While we believe that our policies are appropriate and that we are in compliance with our policies, we could be subject to legal claims, government action, harm to our reputation or experience significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

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

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web product and development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees.

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

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2015, we had approximately $1.3 billion of goodwill, including $1.2 billion in our North America segment and $25.6 million in our International segment.

If we are unable to obtain or retain listings from commercial real estate brokers, agents, property owners, and apartment property managers, our commercial real estate ("CRE") marketplace services, including but not limited to LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com, could be less attractive to current or potential customers, which could reduce our revenues. The value of our CRE marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. The success of our CRE marketplace services depends substantially on the number of property listings submitted by brokers, agents, property owners and, in the case of apartment rentals, property managers. This is because an increase in the number of listings increases the utility of the online service and of its associated search, listing and marketing services. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including BizBuySell and BizQuest, are also dependent on attracting and retaining listings.

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

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected. Additionally, we may not be able to sustain our revenue growth rates, and our percentage revenue growth rates may decline. Our ability to increase our revenues and operating profit will depend on increased demand for our services. Our sales are affected by, among other things, general economic and commercial real estate conditions. Reduced demand, whether due to changes in customer preference, a weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenue and growth, adversely affecting our operating results.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), Property and Portfolio Research Ltd., Grecam S.A.S., and the assets of Belbex Corporate, S.L., as well as our expansion into Canada, a portion of our business is denominated in the British Pound, Euro and Canadian dollar. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective, local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Our indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our costs. On April 1, 2014, we entered into the 2014 Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan facility and $150.0 million of the initial borrowing under the revolving credit facility to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the Apartments.com acquisition. The 2014 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2015, we held $16.8 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period. Based on this assessment of fair value, as of December 31, 2015, we determined there was a net decline in the fair value of our ARS investments of approximately $435,000. The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2015. However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

A failure of our systems at any site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced or caused by our information technology service providers, including content distribution service providers, private network providers, Internet providers and third-party web-hosting providers, or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. Any financial difficulties, such as bankruptcy reorganization, faced by these third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.

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

Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 149,500 square feet of office space. Our lease for our headquarters expires May 31, 2025 (with two 5-year renewal options). Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, England, where we occupy approximately 7,000 square feet of office space. Our lease for this facility has a maximum term ending July 8, 2023, with early termination available at our option on July 9, 2018, with advance notice. This facility is used primarily by our International operating segment.

In addition to two downtown Washington, DC leased facilities (including our headquarters) and our London, England facility, our research operations are principally run out of leased spaces in San Diego, California; Columbia, Maryland; Atlanta, Georgia; and Glasgow, Scotland. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, among others, the following: Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; Norcross, Georgia; and San Francisco, California.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$214.00	$166.78
Second Quarter	$188.95	$150.55
Third Quarter	$160.10	$138.76
Fourth Quarter	$188.39	$137.60

Year Ended December 31, 2015
First Quarter	$200.62	$169.95
Second Quarter	$214.20	$193.36
Third Quarter	$218.43	$164.53
Fourth Quarter	$210.42	$170.07

As of February 1, 2016, there were 1,093 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities.  The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2015	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	44		$190.87	—	—
November 1 through 30	—		—	—	—
December 1 through 31	2,936		208.31	—	—
Total	2,980	(1)	$208.05	—	—

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

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index; and

•	An equal investment in the S&P 500 Internet Software & Services Index.

The comparison covers the period beginning December 31, 2010, and ending on December 31, 2015, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CoStar Group, Inc.	100	115.93	155.26	320.67	319.02	359.09
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Internet Software & Services Index	100	105.26	126.13	187.67	200.05	266.70

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2015. The consolidated statement of operations data shown below for each of the three years ended December 31, 2013, 2014, and 2015 and the consolidated balance sheet data as of December 31, 2014 and 2015 are derived from audited consolidated financial statements that are included in this report. The consolidated statement of operations data for each of the years ended December 31, 2011 and 2012 and the consolidated balance sheet data as of December 31, 2011, 2012, and 2013 shown below are derived from audited consolidated financial statements for those years that are not included in this report. Information about prior period acquisitions that may affect the comparability of the selected financial information presented below is included in "Item 1. Business." The total assets and total long-term liabilities reported in the consolidated balance sheet data have been reclassified to conform to our current presentation as a result of the retrospective application of the authoritative guidance to simplify the presentation of debt issuance costs.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2011	2012	2013	2014	2015
Revenues	$251,738	$349,936	$440,943	$575,936	$711,764
Cost of revenues	88,167	114,866	129,185	156,979	188,885
Gross margin	163,571	235,070	311,758	418,957	522,879
Operating expenses	141,800	207,630	257,604	338,079	511,424
Income from operations	21,771	27,440	54,154	80,878	11,455
Interest and other income	798	526	326	516	537
Interest and other expense	—	(4,832)	(6,943)	(10,481)	(9,411)
Income before income taxes	22,569	23,134	47,537	70,913	2,581
Income tax expense, net	7,913	13,219	17,803	26,044	6,046
Net income (loss)	$14,656	$9,915	$29,734	$44,869	$(3,465)
Net income (loss) per share — basic	$0.63	$0.37	$1.07	$1.48	$(0.11)
Net income (loss) per share — diluted	$0.62	$0.37	$1.05	$1.46	$(0.11)
Weighted average shares outstanding — basic	23,131	26,533	27,670	30,215	31,950
Weighted average shares outstanding — diluted	23,527	26,949	28,212	30,641	31,950

	As of December 31,
Consolidated Balance Sheet Data:	2011	2012	2013	2014	2015
Cash, cash equivalents, short-term and long-term investments	$573,379	$177,726	$277,943	$544,163	$437,325
Working capital	521,401	97,925	196,913	480,521	337,452
Total assets	770,117	1,155,583	1,250,440	2,070,483	2,079,571
Total long-term liabilities	49,158	230,536	213,674	440,982	400,510
Stockholders’ equity	659,177	826,343	927,862	1,513,546	1,543,780

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate and apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information.

We have five flagship brands - CoStar®, LoopNet®, Apartments.comTM, BizBuySell® and LandsofAmericaTM. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStarGo®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings; portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords, and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria.

Apartments.com is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM and ApartmentHomeLiving.com. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Through an exclusive agreement with Move, Inc., a subsidiary of News Corp., Apartments.com is also the exclusive third-party provider of apartment community listings across Move’s family of websites, which include realtor.com®, doorsteps.com and move.com.

Our BizBuySell services, which includes BizQuest®, provide an online marketplace for operating businesses for sale. Our LandsofAmerica services, which includes LandAndFarm, provide an online marketplace for rural lands for sale.

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

As of December 31, 2014 and 2015, our annualized net new sales of subscription-based services on annual contracts were approximately $17.3 million and $29.2 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended December 31, 2014 and 2015, our contract renewal rate for existing CoStar subscription-based services was approximately 92% and 90%, respectively, and therefore our cancellation rate for those services was approximately 8% and 10%, respectively, for the same time periods. The recent decrease in our contract renewal rate is related to the execution of annual contracts by many of our LoopNet customers, who historically have not signed long term agreements and typically have a lower renewal rate than the rest of our subscription-based customers. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Apartment Rental Marketplaces

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring from Classified Ventures, LLC (“CV”), certain assets and assuming certain liabilities, in each case, related to the Apartments.com business (collectively referred to as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a database of apartment listings and provides professional property management companies and landlords an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource.

Apartments.com draws on CoStar’s multifamily database, which contains detailed information on apartment properties. We designed the improved Apartments.com website, which was launched in February 2015, to meet renter preferences and demands, which we believe will drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The site provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the site also offers innovative search tools such as the PolygonTM Search, which allows renters to specifically define the area in which they want to find an apartment, and Plan Commute tools, which allows renters to search property listings that meet their transportation needs.

To further support our expansion into the multifamily vertical, on June 1, 2015, we acquired Network Communications, Inc. (“NCI”), including its Apartment Finder business (collectively referred to as “Apartment Finder”). Apartment Finder provides lead generation, advertising, and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. Similar to Apartments.com, we developed technology to allow ApartmentFinder.com to draw on CoStar’s multifamily database. In December 2015, we launched the new ApartmentFinder.com website to meet renter preferences and demands, which we believe will drive traffic to the site and attract advertisers who prefer to advertise on heavily trafficked apartment websites. We also have phased out print advertising from Apartment Finder and moved to an all-digital offering.

In 2015, we entered into an agreement to be the exclusive third party provider of apartment community listings on the websites owned and operated by News Corp. subsidiary Move, Inc.- realtor.com®, move.com, and doorsteps.com - with advertiser content from Apartments.com and ApartmentFinder.com. Through this agreement, we are able to promote the apartment communities of our advertisers across six major apartment and real estate rental websites, increasing traffic across our network of apartment marketing websites, and in turn increasing the lead flow to our advertisers’ communities.

Similar to our other past acquisitions, we have been, and plan to continue, integrating, further developing and cross-selling the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including but not limited to CoStar Market Analytics. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms. We have increased our sales and marketing expenses in order to support Apartments.com and to increase brand awareness. In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign featured television and radio advertising, online/digital advertising, social media and out-of-home ads and was reinforced by Search Engine Marketing. We also increased our Search Engine Marketing to support Apartment Finder. In 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing in 2016. As we continue to assess the success and effectiveness of our marketing campaign, we will also seek to determine the optimal level of marketing investment in the future.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research and sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

The launch of the improved Apartments.com website in February 2015 and the new ApartmentFinder.com website in December 2015 are examples of our software development efforts to improve existing services, introduce new services, integrate products and services, and cross-sell existing services. We believe the improved sites, enhanced search capabilities, availability of information regarding real-time vacancies, and our continued development and introduction of enhancements to our online apartment rental marketplaces will attract more consumers, making these sites more attractive to property managers, which will increase our cross-selling opportunities. Our software development initiatives in 2015 included enhancing our new CoStar Lease Analysis® integrated workflow tool to provide users a simple way to produce understandable cash flows for leases, and to enhance other lease comparable services. We believe greater functionality makes our services valuable to an even broader audience and helps us increase sales of our services to brokers, banks, owners and institutional investors. We expect technology enhancements to drive continued revenue growth in 2016 and for the foreseeable future.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we recently eliminated certain Apartment Finder services and phased out Apartment Finder print advertising and moved to an all-digital offering. We expect a short-term reduction in revenues and associated costs resulting from the elimination of these Apartment Finder services. Additionally, we are working to integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create efficiencies in operations and improved data for our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information. Further, we continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. If and when we implement such a shift, we will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from any eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

Our revenues have increased as a result of revenue from acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. We expect to continue to increase revenues as a result of such cross-selling opportunities. We may incur increased expenses in connection with any marketing and sales campaigns involving cross-selling opportunities and initiatives, and in connection with promotion of our new services and brands.

We are expanding the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver and are currently researching commercial real estate in the Canadian cities of Ottawa and Edmonton. Further, on July 1, 2015, we expanded our International services into Madrid, Spain through the acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

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

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or internal expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Financial Matters

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends. We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. See Item 7A for details on the impact currency changes have on our results of operations. Currency exchange rate volatility may continue, which may impact (either positively or negatively) our reported financial results and consolidated trends and period-to-period comparisons of our consolidated operations.

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

In February 2014, the Compensation Committee of our Board of Directors approved grants of restricted common stock to our executive officers that vest based on our achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016. In March 2015, the Compensation Committee of our Board of Directors approved grants of restricted common stock to our executive officers that vest based on our achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2017. These grants of restricted common stock are also subject to continuing employment requirements and a market condition based on total shareholder return (“TSR”). The actual number of shares that vest at the end of the respective three-year period is determined based on our achievement of the three-year performance goals described above, as well as our TSR relative to the Russell 1000 Index over the related three-year performance period. As of December 31, 2015, we reassessed the probability of achieving the performance and market conditions and determined that it was still probable that the performance and market conditions for the 2014 and 2015 performance-based restricted common stock awards would be met by their respective forfeiture dates. As a result, we recorded a total of approximately $1.1 million and $2.8 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the years ended December 31, 2014 and 2015, respectively. We expect to record an estimated unrecognized stock-based compensation expense related to the performance-based restricted common stock awards of approximately $5.3 million over the periods 2016, 2017 and 2018.

The Compensation Committee of our Board of Directors may grant additional performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2014 and 2015 was approximately 4.1% and 4.7%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2015, we determined there was a net decline in the fair value of our ARS investments of approximately $435,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2015. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2015. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We allocate the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2015, that revenues will continue to increase as a result of further penetration of our international subscription-based services, including into Madrid, Spain, and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2015, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2015 that would indicate that the carrying value of each reporting unit may not be recoverable.

To determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If we conclude that it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount or if we elect not to assess qualitative factors, then we perform a quantitative impairment test. We estimate the fair value of our existing indefinite-lived intangible assets using the relief from royalty method that includes significant assumptions and estimates including our discount rate, revenue growth rate and royalty rate. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the revenue growth rate are based on our forecasts, business plans and economic projections. Assumptions about the royalty rate are based on royalty agreements for comparable companies with similar intangible assets.

As of October 1, 2015, the date of our most recent annual impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2015 that would indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable.

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

In February 2015, as a result of our product development efforts, we launched the improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of Apartments.com. We evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as we had ceased using the asset.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, we decided to cease providing certain Apartment Finder services. Additionally, in June 2015, we decided to cease development work related to a development project within Apartment Finder. We evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide us with any economic benefit.

As a result of the launch of the improved Apartments.com website in 2015 and the decision to cease providing certain Apartment Finder services, we recorded an impairment charge of approximately $2.8 million, which was recorded in cost of revenues and general and administrative expense in the consolidated statements of operations within the Company's North America operating segment for the year ended December 31, 2015.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 28 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income (loss) has included significant charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for purchase amortization, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of material settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters or impairments on acquired intangible assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2013, 2014 and 2015, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2013	2014	2015
Net income (loss)	$29,734	$44,869	$(3,465)
Purchase amortization in cost of revenues	11,883	26,290	30,077
Purchase amortization in operating expenses	15,183	28,432	27,931
Depreciation and other amortization	12,992	15,650	20,524
Interest income	(326)	(516)	(537)
Interest expense	6,943	10,481	9,411
Income tax expense, net	17,803	26,044	6,046
EBITDA	$94,212	$151,250	$89,987

Net cash flows provided by (used in)
Operating activities	$108,298	$143,909	$131,245
Investing activities	$(18,966)	$(605,987)	$(215,502)
Financing activities	$10,405	$733,513	$(20,504)

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2013		2014		2015
Revenues	$440,943	100.0%	$575,936	100.0%	$711,764	100.0%
Cost of revenues	129,185	29.3	156,979	27.3	188,885	26.5
Gross margin	311,758	70.7	418,957	72.7	522,879	73.5
Operating expenses:
Selling and marketing	98,708	22.4	150,305	26.1	302,226	42.5
Software development	46,757	10.6	55,426	9.6	65,760	9.2
General and administrative	96,956	22.0	103,916	18.0	115,507	16.2
Purchase amortization	15,183	3.4	28,432	4.9	27,931	3.9
Total operating expenses	257,604	58.4	338,079	58.6	511,424	71.8
Income from operations	54,154	12.3	80,878	14.1	11,455	1.7
Interest and other income	326	0.1	516	0.1	537	0.1
Interest and other expense	(6,943)	(1.6)	(10,481)	(1.8)	(9,411)	(1.4)
Income before income taxes	47,537	10.8	70,913	12.4	2,581	0.4
Income tax expense, net	17,803	4.1	26,044	4.6	6,046	0.8
Net income (loss)	$29,734	6.7%	$44,869	7.8%	$(3,465)	(0.4)%

Comparison of Year Ended December 31, 2015 and Year Ended December 31, 2014

Revenues. Revenues increased to $711.8 million in 2015, from $575.9 million in 2014. The $135.9 million increase was primarily attributable to increased revenue of approximately $83.8 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $522.9 million in 2015, from $419.0 million in 2014. The gross margin percentage increased to 73.5% in 2015, from 72.7% in 2014. The increase in the gross margin amount and percentage was principally due to an increase in revenue, partially offset by an increase in cost of revenues of $31.9 million. The increase in costs of revenues is primarily due to the additional cost of revenues from our June 1, 2015 acquisition of Apartment Finder.

Selling and Marketing Expenses. Selling and marketing expenses increased to $302.2 million in 2015, from $150.3 million in 2014, and increased as a percentage of revenues to 42.5% in 2015, from 26.1% in 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and continued to run through the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $65.8 million in 2015, from $55.4 million in 2014, and decreased as a percentage of revenues to 9.2% in 2015, from 9.6% in 2014. The increase in the amount of software development expense was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $115.5 million in 2015, from $103.9 million in 2014, and decreased as a percentage of revenues to 16.2% in 2015 from 18.0% in 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $16.3 million from Apartment Finder and Apartments.com. These increases in general and administrative expenses were partially offset by loss contingencies and other legal costs related to litigation of approximately $3.4 million incurred during 2014 that did not occur during 2015, as well as a decrease in acquisition-related costs of approximately $479,000 in 2015 compared to 2014.

Purchase Amortization Expense. Purchase amortization expense decreased to approximately $27.9 million in 2015, from $28.4 million in 2014, and decreased as a percentage of revenue to 3.9% in 2015, compared to 4.9% in 2014. The decrease in the amount and percentage of purchase amortization expense was primarily due to a decrease in purchase amortization expense from LoopNet of $2.3 million due to the accelerated amortization of the LoopNet acquired customer base in 2014, partially offset by an increase in purchase amortization expenses of $2.0 million from Apartment Finder and Apartments.com in 2015.

Interest and Other Income. Interest and other income increased to approximately $537,000 in 2015 compared to approximately $516,000 in 2014. The increase was primarily due to our higher average cash and cash equivalent balance in 2015 resulting from the public equity offering we completed in June 2014.

Interest and Other Expense. Interest and other expense decreased to $9.4 million in 2015 compared to $10.5 million in 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during 2015, compared to 2014.

Income Tax Expense, Net. Income tax expense, net decreased to $6.0 million in 2015 compared to $26.0 million in 2014. This decrease was primarily due to lower income before income taxes in 2015 as compared to 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com.

Comparison of Business Segment Results for Year Ended December 31, 2015 and Year Ended December 31, 2014

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes parts of the U.K., Spain and France. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $686.6 million for the year ended December 31, 2015, compared to $552.1 million for the year ended December 31, 2014. This increase in North America revenues was primarily due to increased revenue of approximately $83.8 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $25.2 million for the year ended December 31, 2015, compared to $23.8 million for the year ended December 31, 2014. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $87.1 million for the year ended December 31, 2015, compared to $148.9 million for the year ended December 31, 2014. The decrease in North America EBITDA was due primarily to our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA increased to $2.9 million for the year ended December 31, 2015, compared to $2.3 million for the year ended December 31, 2014. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $954,000 and $1.1 million for the years ended 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of our North America operating segment. International EBITDA includes a corporate allocation of approximately $256,000 and $261,000 for the years ended December 31, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of our International operating segment. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

Comparison of Year Ended December 31, 2014 and Year Ended December 31, 2013

Revenues. Revenues increased to $575.9 million in 2014, from $440.9 million in 2013. The $135.0 million increase was primarily attributable to increased revenue of approximately $76.8 million from our April 1, 2014 acquisition of Apartments.com as well as the further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $419.0 million in 2014, from $311.8 million in 2013. The gross margin percentage increased to 72.7% in 2014, from 70.7% in 2013. The increase in the gross margin amount and percentage was principally due to an increase in revenue partially offset by an increase in cost of revenues of $27.8 million primarily due to the additional cost of revenues from our April 1, 2014 acquisition of Apartments.com.

Selling and Marketing Expenses. Selling and marketing expenses increased to $150.3 million in 2014, from $98.7 million in 2013, and increased as a percentage of revenues to 26.1% in 2014, from 22.4% in 2013. The increase in the amount and percentage of selling and marketing expenses was primarily due to the additional selling and marketing expenses from our April 1, 2014 acquisition of Apartments.com.

Software Development Expenses. Software development expenses increased to $55.4 million in 2014, from $46.8 million in 2013, and decreased as a percentage of revenues to 9.6% in 2014, from 10.6% in 2013. The increase in the amount of software development expense was primarily due to the additional software development expenses from our April 1, 2014 acquisition of Apartments.com.

General and Administrative Expenses. General and administrative expenses increased to $103.9 million in 2014, from $97.0 million in 2013, and decreased as a percentage of revenues to 18.0% in 2014 from 22.0% in 2013. The increase in the amount of general and administrative expenses was principally due to additional general and administrative expenses from our April 1, 2014 acquisition of Apartments.com.

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

Comparison of Business Segment Results for Year Ended December 31, 2014 and Year Ended December 31, 2013

Segment Revenues. North America revenues increased to $552.1 million for the year ended December 31, 2014, compared to $420.8 million for the year ended December 31, 2013. This increase in North America revenues was primarily due to increased revenues of approximately $76.8 million from our April 1, 2014 acquisition of Apartments.com as well as further penetration of our subscription-based information services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $23.8 million for the year ended December 31, 2014, compared to $20.1 million for the year ended December 31, 2013. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite.

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

Consolidated Quarterly Results of Operations

The following tables summarize our consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues):

	2014				2015
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$119,076	$147,708	$153,056	$156,096	$159,020	$170,657	$189,078	$193,009
Cost of revenues	33,643	39,481	40,932	42,923	45,396	44,634	53,728	45,127
Gross margin	85,433	108,227	112,124	113,173	113,624	126,023	135,350	147,882
Operating expenses	68,292	91,318	88,644	89,825	117,131	146,152	135,781	112,360
Income (loss) from operations	17,141	16,909	23,480	23,348	(3,507)	(20,129)	(431)	35,522
Interest and other income	137	62	46	271	294	137	42	64
Interest and other expense	(1,615)	(3,753)	(2,698)	(2,415)	(2,343)	(2,354)	(2,363)	(2,351)
Income (loss) before income taxes	15,663	13,218	20,828	21,204	(5,556)	(22,346)	(2,752)	33,235
Income tax expense (benefit), net	5,923	4,969	7,871	7,281	571	(7,380)	2,610	10,245
Net income (loss)	$9,740	$8,249	$12,957	$13,923	$(6,127)	$(14,966)	$(5,362)	$22,990
Net income (loss) per share — basic	$0.34	$0.28	$0.41	$0.44	$(0.19)	$(0.47)	$(0.17)	$0.72
Net income (loss) per share — diluted	$0.34	$0.28	$0.40	$0.43	$(0.19)	$(0.47)	$(0.17)	$0.71

	2014				2015
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.3	26.7	26.7	27.5	28.5	26.2	28.4	23.4
Gross margin	71.7	73.3	73.3	72.5	71.5	73.8	71.6	76.6
Operating expenses	57.3	61.9	57.9	57.6	73.7	85.6	71.8	58.2
Income (loss) from operations	14.4	11.4	15.4	14.9	(2.2)	(11.8)	(0.2)	18.4
Interest and other income	0.1	0.1	—	0.2	0.2	0.1	—	—
Interest and other expense	(1.3)	(2.5)	(1.8)	(1.5)	(1.5)	(1.4)	(1.2)	(1.2)
Income (loss) before income taxes	13.2	9.0	13.6	13.6	(3.5)	(13.1)	(1.4)	17.2
Income tax expense (benefit), net	5.0	3.4	5.1	4.7	0.4	(4.3)	1.4	5.3
Net income (loss)	8.2%	5.6%	8.5%	8.9%	(3.9)%	(8.8)%	(2.8)%	11.9%

Recent Acquisitions

Apartments.com. On April 1, 2014, we purchased from CV certain assets and assumed certain liabilities, in each case, related to Apartments.com, for $584.2 million in cash, after taking into account closing date net working capital adjustments.

Apartment Finder. On June 1, 2015, we acquired 100% of the outstanding stock of NCI, including its Apartment Finder business, for $172.7 million in cash, after taking into account closing date net working capital adjustments.

Accounting Treatment. We have applied the acquisition method to account for the Apartments.com and Apartment Finder transactions, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The purchase price for each acquisition was allocated to trade names, customer base, database technology, building photography, goodwill and various other asset and liability accounts.

For Apartments.com, the acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of ten years. The acquired database technology had an estimated useful life of one year due to our intent to replace the acquired database technology, which we did in February of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of thirteen years. The acquired building photography has an estimated useful life of three years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The results of operations of Apartments.com have been consolidated with those of the Company since the date of the acquisition.

For Apartment Finder, the acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to our intent to replace the acquired database technology in 2015, which we did in December of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography had an estimated useful life of five months. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The results of operations of Apartment Finder have been consolidated with those of the Company since the date of the acquisition.

See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the acquisitions of Apartments.com and Apartment Finder.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents were $421.8 million at December 31, 2015 compared to cash and cash equivalents of $527.0 million at December 31, 2014. The decrease in cash and cash equivalents for the year ended December 31, 2015 was primarily due to net cash paid of $182.3 million for the acquisitions of Apartment Finder, the assets of Belbex Corporate, S.L., and certain assets related to the business operations of Apartment Finder's independent distributors.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the year ended December 31, 2015 was $131.2 million compared to $143.9 million for the year ended December 31, 2014. The $12.7 million decrease in net cash provided by operating activities is primarily due to a decrease of approximately $15.7 million from net income plus non-cash items, partially offset by a net increase of approximately $3.0 million in changes in operating assets and liabilities due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the year ended December 31, 2015 was $215.5 million compared to $606.0 million for the year ended December 31, 2014. This $390.5 million decrease in net cash used in investing activities in 2015 was primarily due to $584.2 million of cash used for the acquisition of Apartments.com on April 1, 2014, partially offset by $182.3 million of cash used for the acquisitions of Apartment Finder, the assets of Belbex Corporate, S.L., and certain assets related to the business operations of Apartment Finder's independent distributors during 2015.

Net cash used in financing activities was $20.5 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $733.5 million for the year ended December 31, 2014. This $754.0 million change was primarily due to proceeds of $550.0 million received under the term loan facility and revolving credit facility on April 1, 2014 and the $529.4 million in net proceeds from our public equity offering in June 2014, less the $148.8 million repayment of the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), $150.0 million repayment of the revolving credit facility associated with the credit agreement by and among CoStar, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2014 Credit Agreement”) and the $10.0 million payment of debt issuance costs associated with the 2014 Credit Agreement which did not occur during 2015.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Operating leases	$168,590	$22,896	$42,608	$36,354	$66,732
Long-term debt obligations(1)	365,000	20,000	90,000	255,000	—
Purchase obligations(2)	29,245	17,033	12,205	7	—
Total contractual principal cash obligations	$562,835	$59,929	$144,813	$291,361	$66,732

(1)Long-term debt obligations include scheduled principal payments and exclude interest payments, which are based on a variable rate of interest as defined in the Credit Agreement.

(2)Amounts do not include (i) contracts with terms of twelve months or less, or (ii) multi-year contracts that may be terminated by a third-party or us. Amounts do not include unrecognized tax benefits of $6.7 million due to uncertainty regarding the timing of future cash payments.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During 2015, we incurred capital expenditures of approximately $35.1 million. We expect to make aggregate capital expenditures in 2016 of approximately $30.0 million to $35.0 million, primarily related to the build out of leased office space and investments in technology.

In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing, including sales and marketing for Apartments.com and our other brands as we seek to grow the number of our subscribers and advertisers.

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

On April 1, 2014, we purchased Apartments.com from CV for a purchase price of $587.1 million, which was later reduced by approximately $2.9 million following the final determination of the net working capital of Apartments.com as of the Closing Date. On the Closing Date, we entered into the 2014 Credit Agreement. We funded the purchase price for Apartments.com at closing through a combination of cash on hand and the proceeds of the term loan facility and the initial borrowing under the revolving credit facility under the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400.0 million term loan facility and a $225.0 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150.0 million under the revolving credit facility on the Closing Date were also used to refinance the term loan facility and revolving credit facility established under the 2012 Credit Agreement, including related fees and expenses. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of December 31, 2015, maturities of our borrowings under the 2014 Credit Agreement for each of the next four years ended December 31, 2016 to 2019, are expected to be $20.0 million, $35.0 million, $55.0 million and $255.0 million, respectively. During June 2014, we repaid the $150.0 million initial borrowing under the revolving credit facility.

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

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of December 31, 2015.

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

As of December 31, 2014 and 2015, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $6.9 million, $10.5 million and $9.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $3.0 million, $3.3 million and $3.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. Total interest paid for the term loan facilities was approximately $4.3 million, $7.0 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.

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

As of December 31, 2015, we had $16.8 million par value of long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. We have not yet determined when we will adopt the standard or selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In August 2015, the FASB issued an accounting standards update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The April 2015 guidance and the August 2015 guidance are effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We have elected to early adopt this guidance on a retrospective basis. This guidance did not have a material impact on the Company's results of operations for the years ended December 31, 2013, 2014 and 2015, but it did require changes to the presentation of the 2014 and 2015 consolidated balance sheets and the notes to the consolidated financial statements. We capitalized debt issuance costs, net of amortization, of approximately $13.2 million and $9.9 million as of December 31, 2014 and December 31, 2015, respectively. These amounts are reflected in the consolidated balance sheets as a direct deduction from a combination of the current and long-term portion of debt, rather than as an asset, in accordance with the authoritative guidance. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the presentation of debt issuance costs.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes. This guidance requires a company to present deferred income tax assets and liabilities as non-current in the balance sheet. The guidance requiring a tax-paying component of a company to offset deferred tax liabilities and assets and present the deferred taxes as a single amount is not affected by this guidance. This guidance is effective on either a prospective or retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. We have elected to early adopt this guidance on a prospective basis and as a result, prior periods were not retrospectively adjusted. This guidance did not have a material impact on our results of operations for the year ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S. and parts of the U.K., Canada, Spain and France. Our functional currency for our operations in the U.K., Canada, Spain and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2015, revenue denominated in foreign currencies was approximately 4.1% of total revenue. For the year ended December 31, 2015, our revenue would have decreased by approximately $2.9 million if the U.S. dollar exchange rate used strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2015 would have resulted in an increase of approximately $2.9 million in the carrying amount of net assets. For the year ended December 31, 2015, our revenue would have increased by approximately $2.9 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2015 would have resulted in a decrease of approximately $2.9 million in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2015, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $7.2 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2015. As of December 31, 2015, we had $421.8 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of December 31, 2015, we had $365.0 million of long-term debt bearing interest at a variable rate of LIBOR plus 2.00%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of December 31, 2015, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of December 31, 2015, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of December 31, 2015, $16.8 million of our investments in auction rate securities failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of December 31, 2015, we determined that there was a net decline in the fair value of our ARS investments of approximately $435,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

We had approximately $1.5 billion in intangible assets as of December 31, 2015. As of December 31, 2015, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

On June 1, 2015, we completed the acquisition of Apartment Finder. As permitted by the Securities and Exchange Commission, we have elected to exclude the accounts receivable and revenue of Apartment Finder from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. All other account balances were integrated into our control environment. The excluded financial position of Apartment Finder represented approximately 0.1% of our total assets at December 31, 2015, and approximately 5.7% of our total revenue for the year ended December 31, 2015. We will include the internal controls of Apartment Finder accounts receivable and revenue in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2016 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2014, and 2015 (in thousands):

Allowance for Doubtful Accounts and Billing Adjustments (1)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts (2)	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2013	$2,935	$2,317	$—	$1,855	$3,397
Year ended December 31, 2014	$3,397	$4,822	$881	$4,285	$4,815
Year ended December 31, 2015	$4,815	$7,002	$1,470	$5,809	$7,478

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense.

(2)	Amounts represent opening balances from acquired businesses.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 25th day of February 2016.

COSTAR GROUP, INC.

By:	/s/ Andrew C. Florance
Andrew C. Florance
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance and Scott T. Wheeler, and each of them individually, as their true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, herein by ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 25, 2016
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 25, 2016
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Scott T. Wheeler	Chief Financial Officer	February 25, 2016
Scott T. Wheeler	(Principal Financial and Accounting Officer)

/s/ Michael J. Glosserman	Director	February 23, 2016
Michael J. Glosserman

/s/ Warren H. Haber	Director	February 18, 2016
Warren H. Haber

/s/ John W. Hill	Director	February 25, 2016
John W. Hill

/s/ Christopher J. Nassetta	Director	February 17, 2016
Christopher J. Nassetta

/s/ David J. Steinberg	Director	February 17, 2016
David J. Steinberg

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.22
Asset Purchase Agreement, dated as of February 28, 2014, by and between Classified Ventures, LLC and CoStar Group, Inc. (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed March 3, 2014).

10.23
Credit Agreement, dated as of April 1, 2014, by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed April 4, 2014).

10.24
Amendment No. 1 to the Credit Agreement by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed June 5, 2015).

10.25
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
101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statement of Operations for the years ended December 31, 2013, 2014 and 2015, respectively; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2014 and 2015, respectively; (iii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2015, respectively; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2014 and 2015, respectively; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015, respectively; (vi) Notes to the Consolidated Financial Statements that have been detail tagged; and (vii) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

* Management Contract or Compensatory Plan or Arrangement.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Network Communications, Inc. related to accounts receivable and revenues, which are included in 2015 consolidated financial statements of CoStar Group, Inc. and constituted 0.1% of total assets as of December 31, 2015 and 5.7% of revenues for the year then ended. Our audit of internal control over financial reporting of CoStar Group, Inc. also did not include an evaluation of the internal control over financial reporting of Network Communications, Inc.

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of CoStar Group, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2016

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015

Revenues	$440,943	$575,936	$711,764
Cost of revenues	129,185	156,979	188,885
Gross margin	311,758	418,957	522,879

Operating expenses:
Selling and marketing	98,708	150,305	302,226
Software development	46,757	55,426	65,760
General and administrative	96,956	103,916	115,507
Purchase amortization	15,183	28,432	27,931
	257,604	338,079	511,424
Income from operations	54,154	80,878	11,455
Interest and other income	326	516	537
Interest and other expense	(6,943)	(10,481)	(9,411)
Income before income taxes	47,537	70,913	2,581
Income tax expense, net	17,803	26,044	6,046
Net income (loss)	$29,734	$44,869	$(3,465)

Net income (loss) per share — basic	$1.07	$1.48	$(0.11)
Net income (loss) per share — diluted	$1.05	$1.46	$(0.11)

Weighted average outstanding shares — basic	27,670	30,215	31,950
Weighted average outstanding shares — diluted	28,212	30,641	31,950

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Net income (loss)	$29,734	$44,869	$(3,465)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	610	(1,690)	(1,466)
Net decrease in unrealized loss on investments	378	836	256
Total other comprehensive income (loss)	988	(854)	(1,210)
Total comprehensive income (loss)	$30,722	$44,015	$(4,675)

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$527,012	$421,818
Accounts receivable, net of allowance for doubtful accounts of approximately $4,815 and $7,478 as of December 31, 2014 and 2015, respectively	38,694	40,276
Deferred and other income taxes, net	20,007	—
Income tax receivable	1,027	430
Prepaid expenses and other current assets	9,736	10,209
Total current assets	596,476	472,733

Long-term investments	17,151	15,507
Deferred income taxes, net	—	9,107
Property and equipment, net	73,753	88,311
Goodwill	1,138,805	1,252,945
Intangible assets, net	241,622	238,318
Deposits and other assets	2,676	2,650
Total assets	$2,070,483	$2,079,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,665	$16,746
Accounts payable	8,608	9,673
Accrued wages and commissions	23,155	31,045
Accrued expenses	27,001	31,469
Deferred gain on the sale of building	2,523	2,523
Deferred rent	—	1,687
Deferred revenue	38,003	42,138
Total current liabilities	115,955	135,281

Long-term debt, less current portion	355,136	338,366
Deferred gain on the sale of building	23,762	21,239
Deferred rent	27,032	29,628
Deferred income taxes, net	30,349	4,585
Income taxes payable	4,703	6,692
Total liabilities	556,937	535,791

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 32,318 and 32,509 issued and outstanding as of December 31, 2014 and 2015, respectively	323	325
Additional paid-in capital	1,405,414	1,440,321
Accumulated other comprehensive loss	(6,384)	(7,594)
Retained earnings	114,193	110,728
Total stockholders’ equity	1,513,546	1,543,780
Total liabilities and stockholders’ equity	$2,070,483	$2,079,571

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	28,348	$283	$792,988	$(6,518)	$39,590	$826,343
Net income	—	—	—	—	29,734	29,734
Foreign currency translation adjustment	—	—	—	610	—	610
Net decrease in unrealized loss on investments	—	—	—	378	—	378
Exercise of stock options	409	3	16,820	—	—	16,823
Restricted stock grants	238	2	(2)	—	—	—
Restricted stock grants surrendered	(158)	—	(8,469)	—	—	(8,469)
Stock compensation expense, net of forfeitures	—	—	41,403	—	—	41,403
Employee stock purchase plan	11	—	1,455	—	—	1,455
Excess tax benefit from stock-based compensation	—	—	19,585	—	—	19,585
Balance at December 31, 2013	28,848	288	863,780	(5,530)	69,324	927,862
Net income	—	—	—	—	44,869	44,869
Foreign currency translation adjustment	—	—	—	(1,690)	—	(1,690)
Net decrease in unrealized loss on investments	—	—	—	836	—	836
Exercise of stock options	68	1	3,802	—	—	3,803
Restricted stock grants	260	2	(2)	—	—	—
Restricted stock grants surrendered	(321)	(2)	(50,553)	—	—	(50,555)
Stock compensation expense, net of forfeitures	—	—	28,503	—	—	28,503
Stock issued for equity offering	3,450	34	529,326	—	—	529,360
Employee stock purchase plan	13	—	2,152	—	—	2,152
Excess tax benefit from stock-based compensation	—	—	28,406	—	—	28,406
Balance at December 31, 2014	32,318	323	1,405,414	(6,384)	114,193	1,513,546
Net loss	—	—	—	—	(3,465)	(3,465)
Foreign currency translation adjustment	—	—	—	(1,466)	—	(1,466)
Net decrease in unrealized loss on investments	—	—	—	256	—	256
Exercise of stock options	60	1	5,068	—	—	5,069
Restricted stock grants	239	2	(2)	—	—	—
Restricted stock grants surrendered	(121)	(1)	(16,435)	—	—	(16,436)
Stock compensation expense, net of forfeitures	—	—	35,153	—	—	35,153
Employee stock purchase plan	13	—	2,595	—	—	2,595
Excess tax benefit from stock-based compensation	—	—	8,528	—	—	8,528
Balance at December 31, 2015	32,509	$325	$1,440,321	$(7,594)	$110,728	$1,543,780

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Operating activities:
Net income (loss)	$29,734	$44,869	$(3,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,495	15,111	19,967
Amortization	27,563	55,261	58,565
Amortization of debt issuance costs	3,014	3,312	3,311
Impairment loss	—	1,799	2,778
Property and equipment write-off	104	1,004	681
Excess tax benefit from stock-based compensation	(19,585)	(28,406)	(8,528)
Stock-based compensation expense	41,549	28,267	34,537
Deferred income tax benefit, net	(12,740)	(1,366)	(5,792)
Provision for losses on accounts receivable	2,317	4,822	7,002
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,607)	(12,353)	(3,999)
Income taxes payable	29,295	24,542	11,380
Prepaid expenses and other current assets	2,934	(2,846)	367
Deposits and other assets	399	(157)	686
Accounts payable and other liabilities	(3,882)	6,078	9,938
Deferred revenue	1,708	3,972	3,817
Net cash provided by operating activities	108,298	143,909	131,245

Investing activities:
Proceeds from sale and settlement of investments	76	5,675	1,900
Purchases of property and equipment and other assets	(19,042)	(27,444)	(35,061)
Acquisitions, net of cash acquired	—	(584,218)	(182,341)
Net cash used in investing activities	(18,966)	(605,987)	(215,502)

Financing activities:
Proceeds from long-term debt	—	550,000	—
Payments of long-term debt	(17,500)	(318,125)	(20,000)
Payments of debt issuance costs	—	(9,969)	—
Payments of deferred consideration	(1,344)	(1,344)	—
Excess tax benefit from stock-based compensation	19,585	28,406	8,528
Repurchase of restricted stock to satisfy tax withholding obligations	(8,469)	(50,555)	(16,436)
Proceeds from equity offering, net of transaction costs	—	529,360	—
Proceeds from exercise of stock options and employee stock purchase plan	18,133	5,740	7,404
Net cash provided by (used in) financing activities	10,405	733,513	(20,504)

Effect of foreign currency exchange rates on cash and cash equivalents	189	(376)	(433)
Net increase (decrease) in cash and cash equivalents	99,926	271,059	(105,194)
Cash and cash equivalents at beginning of year	156,027	255,953	527,012
Cash and cash equivalents at end of year	$255,953	$527,012	$421,818

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”) and parts of the United Kingdom (“U.K.”), Canada, Spain and France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities, accounting for business combinations and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from these estimates.

Reclassifications

Certain previously reported amounts in the consolidated balance sheets as of December 31, 2014 and Note 12 have been reclassified to conform to the Company's current presentation as a result of the retrospective application of the authoritative guidance to simplify the presentation of debt issuance costs. Additionally, certain previously reported amounts in Note 10 have been reclassified to conform to the Company's current presentation within the reconciliation of the Company’s provision for income taxes and the amount computed at the statutory federal income tax rate.

Revenue Recognition

The Company primarily derives revenues by providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. A majority of the subscription-based license agreements have a term of one year and renew automatically.

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

Cost of Revenues

Cost of revenues principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, analytics and online marketplaces. Additionally, cost of revenues includes the cost of data from third-party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names and other intangible assets and database technology.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2013, 2014 and 2015.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2014	2015
Foreign currency translation adjustment	$(5,693)	$(7,159)
Accumulated net unrealized loss on investments, net of tax	(691)	(435)
Total accumulated other comprehensive loss	$(6,384)	$(7,594)

There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2013, 2014 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $7.9 million, $28.7 million and $132.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies. Interest and penalties related to income tax matters are recognized in income tax expense.

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

In 2012, the Company granted performance-based restricted common stock awards that vest upon the Company’s achievement of $90.0 million of cumulative net income before interest, income taxes, depreciation and amortization (“EBITDA”) over a period of four consecutive calendar quarters if such performance is achieved by March 31, 2017, subject to certain approvals under the CoStar Group, Inc. 2007 Stock Incentive Plan. As of March 31, 2014, the Company had satisfied all performance conditions and the award recipients had satisfied all service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $21.8 million, $2.2 million and $0 of stock-based compensation expense related to the 2012 performance-based restricted common stock awards for the years ended December 31, 2013, 2014 and 2015, respectively.

In February 2014, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016. In March 2015, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2017. These grants of restricted common stock are also subject to continuing employment requirements and a market condition based on total shareholder return (“TSR”). The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the same three-year performance period. As of December 31, 2015, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for the 2014 and 2015 awards would be met by their respective forfeiture dates. As a result, the Company recorded a total of approximately $1.1 million and $2.8 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the years ended December 31, 2014 and 2015, respectively. The Company expects to record estimated stock-based compensation expense related to the performance-based restricted common stock awards of approximately $5.3 million over the periods 2016, 2017 and 2018.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $18.1 million, $5.7 million and $7.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company realized approximately $19.6 million, $28.4 million and $8.5 million of excess tax benefits from stock options exercised and restricted stock awards vested for the years ended December 31, 2013, 2014 and 2015, respectively.

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

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Cost of revenues	$4,553	$4,759	$5,815
Selling and marketing	4,954	3,776	5,114
Software development	7,244	5,095	5,712
General and administrative	24,798	14,637	17,896
Total stock-based compensation	$41,549	$28,267	$34,537

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

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2013, 2014 and 2015. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company believes its credit risk is minimal. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	Shorter of lease term or useful life
Furniture and office equipment	Five to ten years
Research vehicles	Five to ten years
Computer hardware and software	Two to five years

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

To determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying amount or if the Company elects not to assess qualitative factors, then the Company performs a quantitative impairment test. The Company estimates the fair value of its existing indefinite-lived intangible assets using the relief from royalty method that includes significant assumptions and estimates including the Company's discount rate, revenue growth rate and royalty rate. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the revenue growth rate are based on the Company's forecasts, business plans and economic projections. Assumptions about the royalty rate are based on royalty agreements for comparable companies with similar intangible assets.

Intangible assets with estimable useful lives that arose from acquisitions on or after July 1, 2001 are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Intangible assets are reviewed for impairment at least annually, and more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Goodwill and Intangible Assets — (Continued)

Acquired database technology, customer base and trade names and other intangible assets are related to the Company’s acquisitions (see Notes 3, 7 and 8). Acquired database technology is amortized on a straight-line basis over periods ranging from five months to eight years. With the exception of the acquired trade name recorded in connection with the acquisition of LoopNet, acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from seven months to fifteen years. The acquired trade name recorded in connection with the LoopNet acquisition has an indefinite estimated useful life and is not amortized, but is subject to annual impairment tests. Acquired intangible assets characterized as customer base consists of acquired customer contracts and the related customer relationships and are amortized over periods ranging from ten years to thirteen years. Acquired customer bases are typically amortized on an accelerated basis related to the expected economic benefit of the intangible asset. The cost of capitalized building photography is amortized on a straight-line basis over periods ranging from five months to five years.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as a direct deduction from a combination of the current and long-term portion of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $13.2 million and $9.9 million as of December 31, 2014 and 2015, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 9 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $3.0 million, $3.3 million and $3.3 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 3 for additional information regarding the Company's recent business combinations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company has not yet determined when it will adopt the standard or selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. This guidance requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In August 2015, the FASB issued an accounting standards update to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The April 2015 guidance and the August 2015 guidance are effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company has elected to early adopt this guidance on a retrospective basis. This guidance did not have a material impact on the Company's results of operations for the years ended December 31, 2013, 2014 and 2015, but it did require changes to the presentation of the 2014 and 2015 consolidated balance sheets and the notes to the consolidated financial statements. The Company had capitalized debt issuance costs, net of amortization, of approximately $13.2 million and $9.9 million as of December 31, 2014 and December 31, 2015, respectively. These amounts are reflected in the consolidated balance sheets as a direct deduction from a combination of the current and long-term portion of debt, rather than as an asset, in accordance with the authoritative guidance. See Note 9 for further details on the presentation of debt issuance costs.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes. This guidance requires a company to present deferred income tax assets and liabilities as non-current in the balance sheets. The guidance requiring a tax-paying component of a company to offset deferred tax liabilities and assets and present the deferred taxes as a single amount is not affected by this guidance. This guidance is effective on either a prospective or retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company has elected to early adopt this guidance on a prospective basis and as a result, prior periods were not retrospectively adjusted. This guidance did not have a material impact on the Company's results of operations for the year ended December 31, 2015.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	ACQUISITIONS

Apartments.com

On February 28, 2014, the Company and Classified Ventures, LLC (“CV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on April 1, 2014 (the “Closing Date”), the Company purchased from CV certain assets and assumed certain liabilities, in each case, related to the Apartments.comTM business (collectively referred to as “Apartments.com”). Apartments.com is a national online apartment rentals resource for renters, property managers and owners. Apartments.com offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Renters can conduct personalized searches of apartment listings and view video demonstrations and community reviews through the Apartments.com website and mobile applications. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource. The acquisition increased the Company's presence in the multifamily vertical.

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

The acquired customer base for the acquisition consists of one distinct intangible asset, is composed of acquired customer contracts and the related customer relationships, and has an estimated useful life of ten years. The acquired database technology had an estimated useful life of one year due to the Company's intent to replace the acquired database technology, which it did in February of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of thirteen years. The acquired building photography has an estimated useful life of three years. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $421.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment and the Company expects the entire amount of goodwill to be deductible for income tax purposes in future periods.

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

As a result of the acquisition of Apartments.com, the Company recorded approximately $1.4 million in acquisition-related costs for the year ended December 31, 2014. These costs include expenses directly related to acquiring Apartments.com, are expensed as incurred and are recorded in general and administrative expense. The Company did not record any acquisition-related costs as a result of the acquisition of Apartments.com for the years ended December 31, 2013 and 2015.

Apartment Finder

Pursuant to the definitive agreement and plan of merger with Network Communications, Inc. (“NCI”) dated April 27, 2015 (the “Merger Agreement”), on June 1, 2015, the Company acquired 100% of the outstanding stock of NCI and the related Apartment Finder business (collectively referred to as “Apartment Finder”) from the former stockholders of NCI. Apartment Finder provides lead generation, advertising and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.comTM. The acquisition furthered the Company's expansion into the multifamily vertical.

In consideration for the purchase of Apartment Finder, on June 1, 2015, the Company paid $172.7 million in cash, including an estimated $2.7 million in connection with a preliminary adjustment for net working capital as of the closing date. Pursuant to the terms of the Merger Agreement, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

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

The acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to the Company's intent to replace the acquired database technology, which it did in December of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography had an estimated useful life of five months. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $107.7 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	ACQUISITIONS — (CONTINUED)

Apartment Finder — (Continued)

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

Scheduled maturities of investments classified as available-for-sale as of December 31, 2015 are as follows (in thousands):

Maturity	Fair Value
Due in:
2016	$—
2017 — 2020	1,052
2021 — 2025	—
2026 and thereafter	14,455
Available-for-sale investments	$15,507

The Company had no realized gains on its investments for the years ended December 31, 2013, 2014 and 2015, respectively. The Company had no realized losses on its investments for the years ended December 31, 2013, 2014 and 2015, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of December 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$610	$(1,045)	$15,507
Available-for-sale investments	$15,942	$610	$(1,045)	$15,507

As of December 31, 2014, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$17,842	$380	$(1,071)	$17,151
Available-for-sale investments	$17,842	$380	$(1,071)	$17,151

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of December 31, 2014 and 2015 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2014 and 2015. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	December 31,
	2014		2015
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$16,329	$(1,071)	$14,455	$(1,045)
Investments in an unrealized loss position	$16,329	$(1,071)	$14,455	$(1,045)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2014 and 2015, respectively.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$405,597	$—	$—	$405,597
Money market funds	5,043	—	—	5,043
Commercial paper	11,178	—	—	11,178
Auction rate securities	—	—	15,507	15,507
Total assets measured at fair value	$421,818	$—	$15,507	$437,325

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2013 to December 31, 2015 (in thousands):

Auction Rate Securities
Balance at December 31, 2013	$21,990
Decrease in unrealized loss included in accumulated other comprehensive loss	836
Settlements	(5,675)
Balance at December 31, 2014	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at December 31, 2015	$15,507

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of December 31, 2015, the Company held ARS with $16.8 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2015.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2015. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2014 and 2015 was approximately 4.1% and 4.7%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of December 31, 2015, the Company determined there was a net decline in the fair value of its ARS investments of approximately $435,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2015
Leasehold improvements	$42,026	$49,752
Furniture, office equipment and research vehicles	31,016	38,129
Computer hardware and software	49,655	56,656
Property and equipment, gross	122,697	144,537
Accumulated depreciation and amortization	(48,944)	(56,226)
Property and equipment, net	$73,753	$88,311

Depreciation expense for property and equipment was approximately $12.5 million, $15.1 million and $20.0 million for the years ended December 31, 2013, 2014 and 2015, respectively.

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2013	$692,639	$25,948	$718,587
Acquisition	421,724	—	421,724
Effect of foreign currency translation	—	(1,506)	(1,506)
Goodwill, December 31, 2014	1,114,363	24,442	1,138,805
Acquisitions	112,947	2,400	115,347
Effect of foreign currency translation	—	(1,207)	(1,207)
Goodwill, December 31, 2015	$1,227,310	$25,635	$1,252,945

The Company recorded goodwill of approximately $421.7 million in connection with the April 1, 2014 acquisition of the Apartments.com Business. The Company recorded goodwill of approximately $107.7 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2.4 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $5.3 million during the year ended December 31, 2015 in connection with the acquisitions of certain assets related to the business operations of Apartment Finder's independent distributors within various markets.

During the fourth quarters of 2013, 2014 and 2015, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2014	2015
Capitalized product development cost	$2,140	$2,243	4
Accumulated amortization	(2,140)	(2,172)
Capitalized product development cost, net	—	71

Building photography	14,943	17,677	4
Accumulated amortization	(12,665)	(15,875)
Building photography, net	2,278	1,802

Acquired database technology	88,739	77,905	5
Accumulated amortization	(60,498)	(62,818)
Acquired database technology, net	28,241	15,087

Acquired customer base	199,826	221,409	10
Accumulated amortization	(102,443)	(129,782)
Acquired customer base, net	97,383	91,627

Acquired trade names and other intangible assets(1)	128,171	153,910	12
Accumulated amortization	(14,451)	(24,179)
Acquired trade names and other intangible assets, net	113,720	129,731

Intangible assets, net	$241,622	$238,318

(1) The weighted-average amortization period for acquired trade names excludes $48.7 million for acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012, which amount is not amortized, but is subject to annual impairment tests.

Amortization expense for intangible assets was approximately $27.6 million, $55.3 million and $58.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

In the aggregate, the Company expects amortization for intangible assets existing as of December 31, 2015 for future periods to be approximately $43.0 million, $28.5 million, $20.3 million, $17.4 million and $15.8 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

During the fourth quarter of 2015, the Company completed the annual impairment test of the acquired trade name recorded in connection with the LoopNet acquisition and concluded that this indefinite-lived intangible asset was not impaired.

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

In February 2015, as a result of the Company's product development efforts, it launched an improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of Apartments.com. The Company evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1.4 million in cost of revenues in the consolidated statements of operations within the Company's North America operating segment for the year ended December 31, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1.4 million, most of which was recorded in general and administrative expenses in the consolidated statements of operations within the Company's North America operating segment for the year ended December 31, 2015.

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

The revolving credit facility includes a subfacility for swingline loans of up to $10.0 million, and up to $10.0 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus 0.5% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 1.00% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and those of its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.50 to 1.00 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.00 to 1.00 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.50 to 1.00 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of December 31, 2015.

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

As of December 31, 2014 and 2015, no amounts were outstanding under the revolving credit facilities. Total interest expense for the term loan facilities and revolving credit facilities was approximately $6.9 million, $10.5 million and $9.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $3.0 million, $3.3 million and $3.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. Total interest paid for the term loan facilities was approximately $4.3 million, $7.0 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.

The following table represents the Company's long-term debt (in thousands):

	December 31,
	2014	2015
Term loan facility	$385,000	$365,000
Debt issuance costs, net	(13,199)	(9,888)
Total debt	371,801	355,112
Current maturities of long-term debt	(20,000)	(20,000)
Current debt issuance costs, net	3,335	3,254
Total long-term debt, less current portion	$355,136	$338,366

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT — (CONTINUED)

Maturities of the Company's borrowings under the 2014 Credit Agreement for each of the next four years as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Maturities
Due in:
2016	$20,000
2017	35,000
2018	55,000
2019	255,000
Long-term debt, including current maturities	$365,000

10.	INCOME TAXES

The components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$26,516	$24,741	$10,295
State	3,996	2,761	1,503
Foreign	31	53	40
Total current	30,543	27,555	11,838
Deferred:
Federal	(10,919)	(698)	(7,475)
State	(1,849)	(813)	1,683
Foreign	28	—	—
Total deferred	(12,740)	(1,511)	(5,792)
Total provision for income taxes	$17,803	$26,044	$6,046

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2014	2015
Deferred tax assets:
Reserve for bad debts	$1,825	$2,849
Accrued compensation	7,287	10,725
Stock compensation	8,758	12,686
Net operating losses	15,665	36,406
Accrued reserve and other	3,360	3,515
Unrealized loss on securities	491	377
Deferred rent	5,902	7,274
Deferred revenue	1,879	2,243
Deferred gain on the sale of building	10,690	9,128
Total deferred tax assets, prior to valuation allowance	55,857	85,203

Valuation allowance	(7,783)	(9,347)
Total deferred tax assets, net of valuation allowance	48,074	75,856

Deferred tax liabilities:
Prepaids	(1,258)	(1,335)
Depreciation	(9,806)	(13,047)
Intangibles	(47,720)	(56,952)
Total deferred tax liabilities	(58,784)	(71,334)

Net deferred tax assets (liabilities)	$(10,710)	$4,522

As of December 31, 2014 and 2015, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2014 includes an allowance for unrealized losses on ARS investments and foreign deferred tax assets. The valuation allowance as of December 31, 2015 includes an allowance for unrealized losses on ARS investments, foreign deferred tax assets and state net operating losses and tax credits. The valuation allowance for the deferred tax asset for unrealized losses on ARS has been recorded as an adjustment to accumulated other comprehensive loss.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the unrealized losses on securities as the Company has not historically generated capital gains, and it is uncertain whether the Company will generate sufficient capital gains in the future to absorb the capital losses. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. Similarly, the Company has established a valuation allowance for net operating losses and tax credits in certain states where it is uncertain whether the Company will generate sufficient taxable income to utilize the net operating losses and tax credits before they expire.

The Company’s change in valuation allowance was a decrease of approximately $3.2 million for the year ended December 31, 2014 and an increase of approximately $1.6 million for the year ended December 31, 2015. The increase for the year ended December 31, 2015 is due to an increase in the valuation allowance for U.S. deferred tax assets of approximately $2.2 million primarily related to the change in local tax law that occurred during the first quarter of 2015, partially offset by the decrease in the valuation allowance for foreign deferred tax assets of approximately $551,000.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The Company had U.S. income before income taxes of approximately $53.2 million, $70.6 million and $1.5 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company had foreign losses of approximately $5.6 million for the year ended December 31, 2013. The Company had foreign income before income taxes of approximately $273,000 and $1.1 million for the years ended December 31, 2014 and 2015, respectively.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Expected federal income tax provision at statutory rate	$16,638	$24,820	$903
State income taxes, net of federal benefit	885	1,965	(678)
Foreign income taxes, net effect	(724)	336	469
Increase (decrease) in valuation allowance	588	(2,397)	1,956
Nondeductible compensation	431	554	574
Nondeductible transaction costs	—	—	229
Meals and entertainment	272	415	1,032
Tax rate changes	25	61	1,203
Other adjustments	(312)	290	358
Income tax expense, net	$17,803	$26,044	$6,046

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

The Company paid approximately $6.5 million, $3.0 million, and $1.3 million in income taxes for the years ended December 31, 2013, 2014 and 2015, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $24.6 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $64.3 million that begin to expire in 2020, state net operating loss carryforwards with a tax value of approximately $6.9 million that begin to expire in 2020 and state income tax credit carryforwards with a tax value of approximately $2.3 million that begin to expire in 2020. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $1.2 million and $1.3 million in 2014 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2012	$3,909
Increase for current year tax positions	66
Increase for prior year tax positions	2,037
Expiration of the statute of limitation for assessment of taxes	(55)
Unrecognized tax benefits as of December 31, 2013	5,957
Increase for current year tax positions	51
Decrease for prior year tax positions	(189)
Expiration of the statute of limitation for assessment of taxes	(70)
Unrecognized tax benefits as of December 31, 2014	5,749
Increase for prior year tax positions	1,954
Expiration of the statute of limitation for assessment of taxes	(39)
Unrecognized tax benefits as of December 31, 2015	$7,664

Approximately $1.5 million and $1.4 million of the unrecognized tax benefits as of December 31, 2014 and 2015, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. The Company recognized $62,000, $62,000 and $83,000 for interest and penalties in its consolidated statements of operations for the years ended December 31, 2013, 2014 and 2015, respectively. The Company had liabilities of $404,000, $466,000 and $549,000 for interest and penalties in its consolidated balance sheets as of December 31, 2013, 2014 and 2015, respectively. The Company does not anticipate the amount of the unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s federal income tax returns and most state income tax returns for tax years 2012 through 2014 remain open to examination. For states that have a four year statute of limitations, the state income tax returns for tax years 2011 through 2014 remain open to examination. The Company’s U.K. income tax returns for tax years 2009 through 2014 remain open to examination.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2013, 2014 and 2015 was approximately $18.3 million, $19.2 million and $21.4 million, respectively.

Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

2016	$22,896
2017	22,131
2018	20,477
2019	18,224
2020	18,130
2021 and thereafter	66,732
Total future minimum lease payments	$168,590

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

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes parts of the U.K., Spain and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar SuiteTM services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStarGo®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is the Company’s net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Revenues
North America	$420,817	$552,141	$686,573
International
External customers	20,126	23,795	25,191
Intersegment revenue	339	57	41
Total International revenue	20,465	23,852	25,232
Intersegment eliminations	(339)	(57)	(41)
Total revenues	$440,943	$575,936	$711,764

EBITDA
North America	$97,348	$148,913	$87,092
International	(3,136)	2,337	2,895
Total EBITDA	$94,212	$151,250	$89,987

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

The reconciliation of EBITDA to net income (loss) consists of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
EBITDA	$94,212	$151,250	$89,987
Purchase amortization in cost of revenues	(11,883)	(26,290)	(30,077)
Purchase amortization in operating expenses	(15,183)	(28,432)	(27,931)
Depreciation and other amortization	(12,992)	(15,650)	(20,524)
Interest income	326	516	537
Interest expense	(6,943)	(10,481)	(9,411)
Income tax expense, net	(17,803)	(26,044)	(6,046)
Net income (loss)	$29,734	$44,869	$(3,465)

Intersegment revenue recorded during 2013 was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy, by Property and Portfolio Research Ltd., a wholly owned subsidiary of CoStar Portfolio Strategy. Intersegment revenue recorded during 2014 and 2015 was attributable to services performed for CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company's wholly owned U.K. holding company. Intersegment revenue is recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam and Property and Portfolio Research Ltd.

North America EBITDA includes an allocation of approximately $844,000, $1.1 million and $954,000 for the years ended December 31, 2013, 2014 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment.

International EBITDA includes a corporate allocation of approximately $411,000, $261,000 and $256,000 for the years ended December 31, 2013, 2014 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2014	2015
Property and equipment, net
North America	$71,209	$86,191
International	2,544	2,120
Total property and equipment, net	$73,753	$88,311

Goodwill
North America	$1,114,363	$1,227,310
International	24,442	25,635
Total goodwill	$1,138,805	$1,252,945

Assets
North America	$2,125,569	$2,130,202
International	41,896	41,370
Total operating segment assets	$2,167,465	$2,171,572

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,167,465	$2,171,572
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(78,638)	(73,657)
Total assets	$2,070,483	$2,079,571

Liabilities
North America	$551,633	$525,566
International	75,584	72,544
Total operating segment liabilities	$627,217	$598,110

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$627,217	$598,110
Intersegment payables	(70,280)	(62,319)
Total liabilities	$556,937	$535,791

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2015. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

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

14.	NET INCOME (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2013	2014	2015
Numerator:
Net income (loss)	$29,734	$44,869	$(3,465)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	27,670	30,215	31,950
Effect of dilutive securities:
Stock options and restricted stock	542	426	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	28,212	30,641	31,950

Net income (loss) per share — basic	$1.07	$1.48	$(0.11)
Net income (loss) per share — diluted	$1.05	$1.46	$(0.11)

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14.	NET INCOME (LOSS) PER SHARE — (CONTINUED)

Other than the shares of restricted common stock that vest based on Company performance conditions, no other potential common shares were excluded from the calculation of diluted net income for the year ended December 31, 2013. Stock options to purchase approximately 80,000 shares that were outstanding for the year ended December 31, 2014 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. The Company did not consider the impact of potentially dilutive securities for the year ended December 31, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards and restricted stock units that vest based on Company performance and/or service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Year Ended December 31,
	2013	2014	2015
Performance-based restricted stock awards	379	23	55
Service-based restricted stock units	—	1	1
Total shares excluded from computation	379	24	56

15.	EMPLOYEE BENEFIT PLANS

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

Stock Incentive Plans — (Continued)

The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, directors and consultants of the Company and its subsidiaries. Stock options granted under the 2007 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2007 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2007 Plan may be based on performance conditions. The Company has issued and/or reserved the following shares of common stock for issuance under the 2007 Plan (including an increase of 1,300,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 2, 2010 and an increase of 900,000 shares of common stock pursuant to an amendment to the 2007 Plan approved by the Company’s stockholders on June 5, 2012): (a) 3,200,000 shares of common stock, plus (b) 121,875 shares of common stock that were authorized for issuance under the 1998 Plan that, as of June 7, 2007, remained available for issuance under the 1998 Plan (not including any Shares that were subject as of such date to outstanding awards under the 1998 Plan), and (c) any shares of common stock subject to outstanding awards under the 1998 Plan as of June 7, 2007, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2007 Plan will terminate in April 2017, but will continue to govern unexercised and unexpired awards issued under the 2007 Plan prior to that date. Approximately 1.2 million and 1.0 million shares were available for future grant under the 2007 Plan as of December 31, 2014 and 2015, respectively.

At December 31, 2015, there was $61.7 million of unrecognized compensation cost related to stock incentive plans, net of forfeitures, which the Company expects to recognize over a weighted-average-period of 2.4 years.

Stock Options

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	673,719	$25.00 - $60.23	$45.20
Granted	126,800	$102.16 - $102.16	$102.16
Exercised	(409,799)	$25.00 - $58.95	$41.05
Canceled or expired	(16,380)	$36.48 - $58.95	$47.54
Outstanding at December 31, 2013	374,340	$36.48 - $102.16	$68.94
Granted	87,700	$201.04 - $201.04	$201.04
Exercised	(68,126)	$39.00 - $102.16	$55.81
Canceled or expired	(23,735)	$58.95 - $201.04	$124.09
Outstanding at December 31, 2014	370,179	$36.48 - $201.04	$99.12
Granted	89,500	$193.69 - $193.69	$193.69
Exercised	(59,602)	$36.48 - $201.04	$85.48
Outstanding at December 31, 2015	400,077	$36.48 - $201.04	$122.30	6.98	$33,761

Exercisable at December 31, 2013	146,161	$36.48 - $60.23	$47.72
Exercisable at December 31, 2014	188,656	$36.48 - $102.16	$60.54
Exercisable at December 31, 2015	220,107	$36.48 - $201.04	$77.63	5.76	$28,408

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Options — (Continued)

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of the end of the period that had an exercise price less than the closing price on that date. Options to purchase 409,799, 68,126 and 59,602 shares were exercised during the years ended December 31, 2013, 2014, and 2015, respectively. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was $39.0 million, $8.9 million and $6.8 million for the years ended December 31, 2013, 2014, and 2015, respectively.

The weighted-average grant date fair value of each option granted during the years ended December 31, 2013, 2014 and 2015 using the Black-Scholes option-pricing model was $34.10, $58.12 and $56.53, respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2013	2014	2015
Dividend yield	0%	0%	0%
Expected volatility	37%	30%	30%
Risk-free interest rate	0.9%	1.5%	1.6%
Expected life (in years)	5	5	5

The assumptions above and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of the Company’s stock price.

The following table summarizes information regarding options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$36.48 - $42.50	55,051	4.06	$41.25	55,051	$41.25
$42.51 - $58.06	48,638	4.88	$55.94	48,638	$55.94
$58.07 - $59.59	45,567	6.14	$58.95	45,567	$58.95
$59.60 - $81.19	2,320	5.42	$60.23	2,320	$60.23
$81.20 - $147.93	82,801	7.19	$102.16	45,599	$102.16
$147.94 - $197.37	89,500	9.17	$193.69	—	$—
$197.38 - $201.04	76,200	8.16	$201.04	22,932	$201.04
$36.48 - $201.04	400,077	6.98	$122.30	220,107	$77.63

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Restricted Stock Awards

In February 2012, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the achievement of certain performance conditions. These awards support the Company’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company. In May and December of 2012, the Company granted additional shares of restricted common stock that vest based on the achievement of certain performance conditions to other employees. These shares of performance-based restricted common stock vest upon the Company’s achievement of $90.0 million of cumulative EBITDA over a period of four consecutive calendar quarters, and are subject to forfeiture in the event the foregoing performance condition is not met by March 31, 2017. The Company granted a total of 399,413 shares of performance-based restricted common stock during the year ended December 31, 2012. All of the awards were made under the 2007 Plan and pursuant to the Company’s standard form of restricted stock grant agreement. The number of shares granted was based on the fair market value of the Company’s common stock on the grant date. As of March 31, 2014, the Company had satisfied all performance conditions and the award recipients had satisfied all service conditions, and as a result, the restricted common stock granted under these awards vested. The Company recorded approximately $21.8 million, $2.2 million and $0 of stock-based compensation expense related to the 2012 performance-based restricted common stock for the years ended December 31, 2013, 2014 and 2015, respectively.

In February 2014, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2016. In March 2015, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by December 31, 2017. The number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the target award. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement. These awards support the Company’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The 2014 and 2015 performance-based restricted common stock awards are subject to continuing employment requirements and to a market condition. The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the same three-year performance period. At the end of the three-year performance period, if the performance condition is achieved at or above the pre-established threshold, the number of shares earned is further adjusted by a TSR payout percentage, which ranges between 80.0% and 120.0%, based on the Company’s TSR performance relative to that of the Russell 1000 Index over the respective three-year period. The Company granted a total of 24,720 shares of 2014 performance-based restricted common stock during the year ended December 31, 2014 and a total of 32,400 shares of 2015 performance-based restricted common stock during the year ended December 31, 2015.

The Company estimates the fair value of its performance-based restricted common stock awards with a market condition on the date of grant using a Monte-Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine the expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based restricted common stock awards with a market condition granted were as follows:

	Year Ended December 31,	Year Ended December 31,
	2014	2015
Dividend yield	0%	0%
Expected volatility	30%	26%
Risk-free interest rate	0.6%	1.0%
Expected life (in years)	3	3
Weighted-average grant date fair value	$216.20	$208.08

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Restricted Stock Awards — (Continued)

As of December 31, 2015, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for the 2014 and 2015 performance-based restricted common stock awards would be met by their forfeiture dates. As a result, the Company recorded a total of approximately $1.1 million and $2.8 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the years ended December 31, 2014 and 2015, respectively. The Company expects to record an estimated stock-based compensation expense related to the performance-based restricted common stock awards of approximately $5.3 million over the periods 2016, 2017 and 2018.

The following table presents unvested restricted stock awards activity without a market condition and performance-based restricted common stock awards activity with a market condition for the year ended December 31, 2015:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2014	556,793	$126.01	22,560	$216.20
Granted	207,442	$201.88	32,400	$208.08
Vested	(221,546)	$102.02	—	$—
Canceled	(39,576)	$144.28	—	$—
Unvested restricted stock awards at December 31, 2015	503,113	$166.42	54,960	$211.41

Restricted Stock Units

The following table presents unvested restricted stock units activity for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2014	887	$169.16
Granted	543	$211.98
Vested	—	$—
Canceled	—	$—
Unvested restricted stock units at December 31, 2015	1,430	$185.42

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In 2013, 2014 and 2015, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2013, 2014 and 2015 were approximately $5.1 million, $6.1 million and $7.5 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2013, 2014 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Employee Pension Plan

The Company maintains a Group Personal Pension Plan (the “Plan”) for all eligible employees in the Company’s U.K. offices. The Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2013, 2014 and 2015, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the Plan by the Company to match employee contributions for the years ended December 31, 2013, 2014 and 2015 were approximately $280,000, $390,000 and $420,000, respectively.

Registered Retirement Savings Plan

As of January 1, 2015, the Company introduced a registered retirement savings plan (“RRSP”) for all eligible employees in the Company’s Canadian offices. In 2015, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions for the year ended December 31, 2015 were approximately $40,000.

 Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 3, 2015, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 100,000 shares. On September 14, 2015, the Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed September 14, 2015. There were 21,774 and 108,547 shares available for purchase under the ESPP as of December 31, 2014 and 2015, respectively, and approximately 13,121 and 13,227 shares of the Company’s common stock were purchased under the ESPP during 2014 and 2015, respectively.