Form 10-Q
period 2016-03-31
COSTAR GROUP INC
filed 2016-04-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 32,550,768 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$199,739	$159,020
Cost of revenues	42,900	45,396
Gross margin	156,839	113,624

Operating expenses:
Selling and marketing	75,204	69,478
Software development	17,635	15,148
General and administrative	27,476	25,363
Purchase amortization	6,223	7,142
	126,538	117,131
Income (loss) from operations	30,301	(3,507)
Interest and other income	84	294
Interest and other expense	(2,509)	(2,343)
Income (loss) before income taxes	27,876	(5,556)
Income tax expense, net	11,155	571
Net income (loss)	$16,721	$(6,127)

Net income (loss) per share — basic	$0.52	$(0.19)
Net income (loss) per share — diluted	$0.52	$(0.19)

Weighted average outstanding shares — basic	32,085	31,831
Weighted average outstanding shares — diluted	32,382	31,831

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$16,721	$(6,127)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(533)	(1,261)
Net decrease in unrealized loss on investments	229	168
Total other comprehensive loss	(304)	(1,093)
Total comprehensive income (loss)	$16,417	$(7,220)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$461,720	$421,818
Short-term investments	1,092	—
Accounts receivable, net of allowance for doubtful accounts of approximately $8,229 and $7,478 as of March 31, 2016 and December 31, 2015, respectively	47,315	40,276
Income tax receivable	154	430
Prepaid expenses and other current assets	9,656	10,209
Total current assets	519,937	472,733

Long-term investments	9,944	15,507
Deferred income taxes, net	8,890	9,107
Property and equipment, net	85,962	88,311
Goodwill	1,252,484	1,252,945
Intangible assets, net	226,392	238,318
Deposits and other assets	2,404	2,650
Total assets	$2,106,013	$2,079,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,777	$16,746
Accounts payable	6,654	9,673
Accrued wages and commissions	23,205	31,045
Accrued expenses	41,472	31,423
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	8,232	46
Deferred rent	1,374	1,687
Deferred revenue	43,105	42,138
Total current liabilities	143,342	135,281

Long-term debt, less current portion	334,146	338,366
Deferred gain on the sale of building	20,608	21,239
Deferred rent	29,630	29,628
Deferred income taxes, net	6,074	4,585
Income taxes payable	6,737	6,692
Total liabilities	540,537	535,791

Total stockholders’ equity	1,565,476	1,543,780
Total liabilities and stockholders’ equity	$2,106,013	$2,079,571
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$16,721	$(6,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,468	4,188
Amortization	12,053	13,625
Amortization of debt issuance costs	811	827
Impairment loss	—	1,402
Excess tax benefit from stock-based compensation	(430)	(2,095)
Stock-based compensation expense	8,331	7,442
Deferred income tax benefit, net	1,706	3,886
Provision for losses on accounts receivable	2,218	1,558
Changes in operating assets and liabilities:
Accounts receivable	(9,295)	(8,640)
Prepaid expenses and other current assets	542	(566)
Deposits and other assets	239	(83)
Accounts payable and other liabilities	8,412	13,231
Deferred revenue	1,150	1,521
Net cash provided by operating activities	47,926	30,169

Investing activities:
Proceeds from sale and settlement of investments	4,700	650
Purchases of property and equipment and other assets	(3,794)	(11,744)
Acquisitions, net of cash acquired	(490)	—
Net cash provided by (used in) investing activities	416	(11,094)

Financing activities:
Payments of long-term debt	(5,000)	(5,000)
Excess tax benefit from stock-based compensation	430	2,095
Repurchase of restricted stock to satisfy tax withholding obligations	(4,835)	(5,203)
Proceeds from exercise of stock options and employee stock purchase plan	1,180	4,055
Net cash used in financing activities	(8,225)	(4,053)

Effect of foreign currency exchange rates on cash and cash equivalents	(215)	(263)
Net increase in cash and cash equivalents	39,902	14,759
Cash and cash equivalents at the beginning of period	421,818	527,012
Cash and cash equivalents at the end of period	$461,720	$541,771
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), and parts of the United Kingdom (“U.K.”), Canada, Spain and France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2016 and December 31, 2015, the results of its operations for the three months ended March 31, 2016 and 2015, its comprehensive income (loss) for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of future financial results.

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

Reclassifications

Certain previously reported amounts in the condensed consolidated balance sheets as of December 31, 2015 have been reclassified to conform to the Company's current presentation to reflect current income taxes payable separately, which was previously included in accrued expenses.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $34 million and $35 million for the three months ended March 31, 2016 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2016 and 2015.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation adjustment	$(7,692)	$(7,159)
Accumulated net unrealized loss on investments, net of tax	(206)	(435)
Total accumulated other comprehensive loss	$(7,898)	$(7,594)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2016	2015

Net income (loss)	$16,721	$(6,127)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	32,085	31,831
Effect of dilutive securities:
Stock options and restricted stock	297	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	32,382	31,831

Net income (loss) per share — basic	$0.52	$(0.19)
Net income (loss) per share — diluted	$0.52	$(0.19)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

Stock options to purchase approximately 235,000 shares that were outstanding as of March 31, 2016 were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average market share price of the common stock during the period. The Company did not consider the impact of potentially dilutive securities for the three months ended March 31, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards and restricted stock units that vest based on Company performance and/or service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended March 31,
	2016	2015
Performance-based restricted stock awards	72	55
Service-based restricted stock units	1	1
Total shares excluded from computation	73	56

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $1 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. The Company realized approximately $430,000 and $2 million of excess tax benefits from stock options exercised and restricted stock awards vested during the three months ended March 31, 2016 and 2015, respectively.

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

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$1,381	$1,370
Selling and marketing	1,511	982
Software development	1,534	1,270
General and administrative	3,905	3,820
Total stock-based compensation	$8,331	$7,442

Options to purchase 4,500 and 38,451 shares were exercised during the three months ended March 31, 2016 and 2015, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $9 million and $10 million as of March 31, 2016 and December 31, 2015, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $811,000 and $827,000 for the three months ended March 31, 2016 and 2015, respectively.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 3 for additional information regarding the Company's recent business combinations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April of 2016, amendments to the new revenue recognition standard were issued to clarify (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, and (ii) the licensing implementation guidance. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet determined when it will adopt the standard or selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

In February 2016, the FASB issued authoritative lease guidance to increase transparency and comparability among organizations. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet as well as disclose key information about leasing arrangements. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. The guidance requires a company to (i) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations using a prospective transition method, (ii) recognize excess tax benefits in the current period regardless of whether the benefit reduces taxes payable using a modified retrospective transition method, and (iii) classify all excess tax benefits as operating activities within the statement of cash flows using either a prospective transition method or a retrospective transition method. The guidance also allows a company to (i) elect whether to estimate the number of awards expected to vest or account for forfeitures when they occur, and (ii) withhold up to the maximum statutory tax rate in the applicable jurisdiction for awards, both of which should be applied using a modified retrospective transition method. Finally, the guidance requires a company to classify the cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity within the statement of cash flows using a retrospective transition method. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

3.	ACQUISITION

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

Apartment Finder — (Continued)

In consideration for the purchase of Apartment Finder, on June 1, 2015, the Company paid $173 million in cash, including an estimated $3 million in connection with a preliminary adjustment for net working capital as of the closing date. Pursuant to the terms of the Merger Agreement, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

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

The acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to the Company's intent to replace the acquired database technology in 2015, which it did in December of 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography had an estimated useful life of five months. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $108 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods.

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

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. The Company's investments consist of short-term and long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities (“ARS”). Available-for-sale investments with contractual maturities of one year or less are classified as short-term in the Company's condensed consolidated balance sheets. Investments are carried at fair value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of March 31, 2016 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2016 — March 31, 2017	$1,092
April 1, 2017 — March 31, 2021	—
April 1, 2021 — March 31, 2026	—
After March 31, 2026	9,944
Available-for-sale investments	$11,036

The Company had no realized gains on its investments for each of the three months ended March 31, 2016 and 2015. The Company had no realized losses on its investments for each of the three months ended March 31, 2016 and 2015. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of March 31, 2016, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$11,242	$649	$(855)	$11,036
Available-for-sale investments	$11,242	$649	$(855)	$11,036

As of December 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$610	$(1,045)	$15,507
Available-for-sale investments	$15,942	$610	$(1,045)	$15,507

The unrealized losses on the Company’s investments as of March 31, 2016 and December 31, 2015 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,944	$(855)	$14,455	$(1,045)
Investments in an unrealized loss position	$9,944	$(855)	$14,455	$(1,045)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2016 and December 31, 2015.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$387,149	$—	$—	$387,149
Money market funds	50,089	—	—	50,089
Commercial paper	24,482	—	—	24,482
Auction rate securities	—	—	11,036	11,036
Total assets measured at fair value	$461,720	$—	$11,036	$472,756

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$15,507	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	229	168
Settlements	(4,700)	(650)
Balance at end of period	$11,036	$16,669

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2014 to March 31, 2016 (in thousands):

Auction Rate Securities
Balance at December 31, 2014	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at December 31, 2015	15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	229
Settlements	(4,700)
Balance at March 31, 2016	$11,036

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2016, the Company held ARS with $12 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, most of these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2016. ARS with contractual maturities of one year or less are classified as short-term investments in the Company's condensed consolidated balance sheets.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2016 and December 31, 2015 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of March 31, 2016, the Company determined there was a net decline in the fair value of its ARS investments of approximately $206,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2014	$1,114,363	$24,442	$1,138,805
Acquisition	112,947	2,400	115,347
Effect of foreign currency translation	—	(1,207)	(1,207)
Goodwill, December 31, 2015	1,227,310	25,635	1,252,945
Acquisitions	127	—	127
Effect of foreign currency translation	—	(588)	(588)
Goodwill, March 31, 2016	$1,227,437	$25,047	$1,252,484

The Company recorded goodwill of approximately $108 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a small commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $5 million during the year ended December 31, 2015 and approximately $127,000 for the three months ended March 31, 2016, in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2016	December 31, 2015	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,243	4
Accumulated amortization	(2,183)	(2,172)
Capitalized product development cost, net	92	71

Building photography	17,610	17,677	4
Accumulated amortization	(16,031)	(15,875)
Building photography, net	1,579	1,802

Acquired database technology	76,459	77,905	5
Accumulated amortization	(64,128)	(62,818)
Acquired database technology, net	12,331	15,087

Acquired customer base	221,098	221,409	10
Accumulated amortization	(135,649)	(129,782)
Acquired customer base, net	85,449	91,627

Acquired trade names and other intangible assets	153,782	153,910	13
Accumulated amortization	(26,841)	(24,179)
Acquired trade names and other intangible assets, net	126,941	129,731

Intangible assets, net	$226,392	$238,318

In February 2015, as a result of the Company's product development efforts, it launched an improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of Apartments.com. The Company evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1 million in cost of revenues in the consolidated statements of operations within the Company's North America operating segment for the three months ended March 31, 2015.

Intangible assets are reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the first quarter of 2016, the Company determined that the acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012 should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to the work being performed to integrate the backend systems of LoopNet and CoStar, which may result in a future re-branding effort if aspects of the two services are ultimately combined. The Company estimated the fair value of the LoopNet trade names using the relief from royalty method and concluded that no impairment existed as of March 31, 2016. The Company estimated a useful life of fifteen years for the LoopNet trade names, which will be amortized on a straight-line basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT

On April 1, 2014 (the “Closing Date”), the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The proceeds of the term loan facility and the initial borrowing of $150 million under the revolving credit facility on the Closing Date were used to refinance the 2012 Credit Agreement, including related fees and expenses, and to pay a portion of the consideration and transaction costs related to the acquisition of Apartments.com. The undrawn proceeds of the revolving credit facility are available for the Company's working capital needs and other general corporate purposes. During June 2014, the Company repaid the $150 million initial borrowing under the revolving credit facility. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using a valuation technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

Effective April 1, 2014, the Company terminated the 2012 Credit Agreement and repaid all amounts outstanding thereunder, which amounts totaled $149 million. The Company evaluated the execution of the 2014 Credit Agreement and termination of the 2012 Credit Agreement and determined that the transactions did not qualify as an extinguishment of debt because the change in the present value of future cash flows between the initial term loan facility under the 2012 Credit Agreement and the new term loan facility under the 2014 Credit Agreement was not considered a substantial modification.

The revolving credit facility includes a subfacility for swingline loans of up to $10 million, and up to $10 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at the Company's option, either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus 0.5% and (z) LIBOR for a one-month interest period plus 1%, plus an initial spread of 1% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and those of its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.0 to 1.0 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.5 to 1.0 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.0 to 1.0 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.5 to 1.0 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2016.

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10 million in debt issuance costs as of April 1, 2014. The debt issuance costs were comprised of approximately $10 million in underwriting fees and approximately $400,000 primarily related to legal fees associated with the debt issuance. Approximately $10 million of the fees associated with the refinancing, along with the unamortized debt issuance cost from the 2012 Credit Agreement, were capitalized and are amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

As of March 31, 2016 and December 31, 2015, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $811,000 and $827,000 for the three months ended March 31, 2016 and 2015, respectively. Total interest paid for the term loan facility was approximately $2 million for each of the three months ended March 31, 2016 and 2015.

The following table represents the Company's long-term debt (in thousands):

	March 31, 2016	December 31, 2015
Term loan facility	$360,000	$365,000
Debt issuance costs, net	(9,077)	(9,888)
Total debt	350,923	355,112
Current maturities of long-term debt	(20,000)	(20,000)
Current debt issuance costs, net	3,223	3,254
Total long-term debt, less current portion	$334,146	$338,366

9.	INCOME TAXES

The income tax provision for the three months ended March 31, 2016 and 2015 reflects an effective tax rate of approximately 40% and (10)%, respectively. The change in the effective tax rate is primarily due to a change in local tax law that occurred during the first quarter of 2015.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options.

On April 1, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. See Note 8 for additional information regarding the term loan facility and revolving credit facility.

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

Segment Information

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

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
North America	$193,261	$153,017
International
External customers	6,478	6,003
Intersegment revenue	11	8
Total International revenue	6,489	6,011
Intersegment eliminations	(11)	(8)
Total revenues	$199,739	$159,020

EBITDA
North America	$46,864	$13,677
International	958	629
Total EBITDA	$47,822	$14,306

The reconciliation of EBITDA to net income (loss) consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
EBITDA	$47,822	$14,306
Purchase amortization in cost of revenues	(5,696)	(6,347)
Purchase amortization in operating expenses	(6,223)	(7,142)
Depreciation and other amortization	(5,602)	(4,324)
Interest income	84	294
Interest expense	(2,509)	(2,343)
Income tax expense, net	(11,155)	(571)
Net income (loss)	$16,721	$(6,127)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $167,000 and $202,000 for the three months ended March 31, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $55,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Property and equipment, net
North America	$83,782	$86,191
International	2,180	2,120
Total property and equipment, net	$85,962	$88,311

Goodwill
North America	$1,227,437	$1,227,310
International	25,047	25,635
Total goodwill	$1,252,484	$1,252,945

Assets
North America	$2,157,009	$2,130,202
International	40,871	41,370
Total operating segment assets	$2,197,880	$2,171,572

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,197,880	$2,171,572
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(73,523)	(73,657)
Total assets	$2,106,013	$2,079,571

Liabilities
North America	$530,554	$525,566
International	70,422	72,544
Total operating segment liabilities	$600,976	$598,110

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$600,976	$598,110
Intersegment payables	(60,439)	(62,319)
Total liabilities	$540,537	$535,791

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry. The revenue by type of service consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Information and analytics
CoStar Suite(1)	$97,634	$86,810
Information services(2)	19,425	18,537
Online marketplaces
Multifamily(3)	52,238	26,133
Commercial property and land(4)	30,442	27,540
Total revenues	$199,739	$159,020

(1) CoStar Suite is comprised of CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant; CoStar Market Analytics; and CoStar Portfolio Strategy.

(2) Information services is comprised of LoopNet Premium Searcher; CoStar Real Estate Manager, CoStar Risk Analytics COMPASS; CoStar Investment Analysis Portfolio Maximizer; CoStar Investment Analysis Request; CoStar Brokerage Applications; PROPEX; Grecam and Belbex.

(3) Multifamily is comprised of Apartments.com, ApartmentFinder.com and ApartmentHomeLiving.com.

(4) Commercial property and land is comprised of LoopNet Premium Lister; LoopLink; CoStar Advertising; BizBuySell and BizQuest; LandsofAmerica and LandAndFarm; and CoStar Private Sale Network.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information.

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

Our BizBuySell services, which include BizQuest®, provide an online marketplace for operating businesses for sale. Our LandsofAmerica services, which include LandAndFarm, provide an online marketplace for rural lands for sale.

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

As of March 31, 2016 and 2015, our annualized net new sales of subscription-based services on annual contracts were approximately $25 million and $16 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For the twelve months ended March 31, 2016 and 2015, our contract renewal rate for existing CoStar subscription-based services was approximately 90% and 91%, respectively, and therefore our cancellation rate for those services was approximately 10% and 9%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Apartment Rental Marketplaces

On April 1, 2014 (the “Closing Date”), we increased our presence in the multifamily vertical by acquiring from Classified Ventures, LLC (“CV”) certain assets and assuming certain liabilities, in each case, related to the Apartments.com business (collectively referred to as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners. The Apartments.com network of rental websites also includes ApartmentHomeLiving.com, another national online apartment rentals resource. To further support our expansion into the multifamily vertical, on June 1, 2015, we acquired Network Communications, Inc. (“NCI”), including its Apartment Finder business (collectively referred to as “Apartment Finder”). Apartments.com and Apartment Finder offer renters a database of apartment listings and provide professional property management companies and landlords an advertising destination.

In 2015, we launched the improved Apartments.com and ApartmentFinder.com websites to meet renter preferences and demands, which we believe will drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. These sites draw on CoStar’s multifamily database and provide a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the sites also offer innovative search tools such as the PolygonTM Search, which allows renters to specifically define the area in which they want to find an apartment. Apartments.com also offers Plan Commute tools, which allow renters to search property listings that meet their transportation needs.

In 2015, we entered into an agreement to be the exclusive third party provider of listings in apartment communities with 50 units or more to websites owned and operated by News Corp. subsidiary Move, Inc.- realtor.com®, move.com, and doorsteps.com - with advertiser content from Apartments.com and ApartmentFinder.com. As a result, we are able to promote the apartment communities of our advertisers across the “Apartments Network” consisting of Apartments.com, ApartmentFinder.com, ApartmentHomeLiving.com, realtor.com, move.com and doorsteps.com - six major apartment and real estate rental websites, increasing traffic across our network of apartment marketing websites, and in turn increasing the lead flow to our advertisers’ communities.

Similar to our other past acquisitions, we have been, and plan to continue, integrating, further developing and cross-selling the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including but not limited to CoStar Market Analytics. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms. We have incurred sales and marketing expenses in order to support Apartments.com and to increase brand awareness. In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign featured television and radio advertising, online/digital advertising, social media and out-of-home ads and was reinforced by Search Engine Marketing. We also increased our Search Engine Marketing to support Apartment Finder. In early 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing in 2016. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for future periods.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

The launch of the improved Apartments.com and ApartmentFinder.com websites in 2015 are examples of our software development efforts to improve existing services, introduce new services, and integrate and cross-sell existing services. We believe the improved sites, enhanced search capabilities, availability of information regarding real-time vacancies, and our continued development and introduction of enhancements to our online apartment rental marketplaces are attracting more consumers, making these sites more attractive to property managers, and increasing our cross-selling opportunities. We believe greater functionality makes our services valuable to an even broader audience and helps us increase sales of our services to brokers, banks, owners, institutional investors and other industry participants. We expect technology enhancements to continue to drive revenue growth in 2016 and for the foreseeable future.

We are working to integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create efficiencies in operations and improve the data available to our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, we recently eliminated certain Apartment Finder services, phased out Apartment Finder print advertising and moved to an all-digital offering. We experienced a short-term reduction in revenues and associated costs resulting from the elimination of these Apartment Finder services. Additionally, we continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. If and when we implement such a shift, we will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings, or subsequent increases in revenues and earnings, if any, resulting from any eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

Our revenues have increased as a result of revenue from acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. We expect to continue to increase revenues as a result of such cross-selling opportunities. We may incur increased expenses in connection with any marketing and sales campaigns involving cross-selling opportunities and initiatives and in connection with promotion of our new services and brands.

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

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. We are also investing in our research operations to support continued growth of our information and analytics offerings, to support Apartments.com and Apartment Finder, to expand into additional Canadian markets and to provide services in Madrid, Spain. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

We currently issue stock options, restricted stock and/or restricted stock units to our officers, directors and employees, and as a result we record compensation expense in our consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our consolidated statements of operations and reduce our net income. Grants of equity awards may vest over time or based on achievement of pre-approved performance conditions and market conditions.

The Compensation Committee of our Board of Directors may grant additional performance-based equity awards in the future under the Company’s 2007 Stock Incentive Plan, or any equity incentive plans adopted in the future.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2016 and December 31, 2015 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2016, we determined there was a net decline in the fair value of our ARS investments of approximately $206,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2016. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2016. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We allocate the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

As of October 1, 2015, the date of our most recent annual impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. During the first quarter of 2016, we determined that the acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012 should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to the work being performed to integrate the backend systems of LoopNet and CoStar, which may result in a future re-branding effort if aspects of the two services are ultimately combined. We estimated the fair value of the LoopNet trade names using the relief from royalty method and concluded that no impairment existed as of March 31, 2016. We estimated a useful life of fifteen years for the LoopNet trade names, which will be amortized on a straight-line basis.

In February 2015, as a result of our product development efforts, we launched the improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of Apartments.com. We evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as we had ceased using the asset. As a result, we recorded an impairment charge of approximately $1 million in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the three months ended March 31, 2015.

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

•
The amount of acquisition- and integration-related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are purchase amortization and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2015 and 2016, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our EBITDA reconciled to our net income (loss) and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$16,721	$(6,127)
Purchase amortization in cost of revenues	5,696	6,347
Purchase amortization in operating expenses	6,223	7,142
Depreciation and other amortization	5,602	4,324
Interest income	(84)	(294)
Interest expense	2,509	2,343
Income tax expense, net	11,155	571
EBITDA	$47,822	$14,306

Net cash flows provided by (used in)
Operating activities	$47,926	$30,169
Investing activities	416	(11,094)
Financing activities	(8,225)	(4,053)

Comparison of Three Months Ended March 31, 2016 and Three Months Ended March 31, 2015

Revenues. Revenues increased to $200 million for the three months ended March 31, 2016, from $159 million for the three months ended March 31, 2015. The $41 million increase was primarily attributable to increased revenues of approximately $26 million from our Apartments Network as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $157 million for the three months ended March 31, 2016, from $114 million for the three months ended March 31, 2015. The gross margin percentage increased to 79% for the three months ended March 31, 2016, from 71% for the three months ended March 31, 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $2 million. The decrease in cost of revenues was primarily due to the amortization and impairment charge for the database technology acquired in the acquisition of Apartments.com incurred during the three months ended March 31, 2015 that did not recur during the three months ended March 31, 2016.

Selling and Marketing Expenses. Selling and marketing expenses increased to $75 million for the three months ended March 31, 2016, from $69 million for the three months ended March 31, 2015, and decreased as a percentage of revenues to 38% for the three months ended March 31, 2016, compared to 44% for the three months ended March 31, 2015. The increase in the amount of selling and marketing expenses was primarily due to the additional selling and marketing expense from our June 1, 2015 acquisition of Apartment Finder.

Software Development Expenses. Software development expenses increased to $18 million for the three months ended March 31, 2016, from $15 million for the three months ended March 31, 2015, and decreased as a percentage of revenues to 9% for the three months ended March 31, 2016, compared to 10% for the three months ended March 31, 2015. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $27 million for the three months ended March 31, 2016, from $25 million for the three months ended March 31, 2015, and decreased as a percentage of revenues to 14% for the three months ended March 31, 2016, compared to 16% for the three months ended March 31, 2015. The increase in the amount of general and administrative expenses was primarily due to $1 million of additional general and administrative expenses from our June 1, 2015 acquisition of Apartment Finder.

Purchase Amortization Expense. Purchase amortization expense decreased to $6 million for the three months ended March 31, 2016, compared to $7 million for the three months ended March 31, 2015, and decreased as a percentage of revenues to 3% for the three months ended March 31, 2016, compared to 4% for the three months ended March 31, 2015. The decrease in the amount and percentage of purchase amortization expense was primarily due to a decrease in purchase amortization expense from Apartments.com of $1 million and from LoopNet of approximately $498,000 due to the accelerated amortization of the Apartments.com and LoopNet acquired customer bases, partially offset by an increase in purchase amortization expenses of approximately $935,000 from Apartment Finder for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Interest and Other Income. Interest and other income decreased to approximately $84,000 for the three months ended March 31, 2016, compared to approximately $294,000 for the three months ended March 31, 2015. The decrease was primarily due to our lower average cash, cash equivalent and investment balances during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to cash paid pursuant to the June 1, 2015 acquisition of Apartment Finder.

Interest and Other Expense. Interest and other expense increased to $3 million for the three months ended March 31, 2016, from $2 million for the three months ended March 31, 2015. The increase was primarily due to the increase in the interest rate on the term loan facility during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Income Tax Expense, Net. Income tax expense increased to $11 million for the three months ended March 31, 2016, from $571,000 for the three months ended March 31, 2015. This increase was primarily due to higher income before income taxes for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as a result of our increased revenues.

Comparison of Business Segment Results for Three Months Ended March 31, 2016 and Three Months Ended March 31, 2015

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

Segment Revenues. North America revenues increased to $193 million for the three months ended March 31, 2016, from $153 million for the three months ended March 31, 2015. This increase in North America revenue was primarily due to increased revenue of approximately $26 million from Apartment Finder and Apartments.com as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues remained relatively consistent at approximately $6 million for each of the three months ended March 31, 2016 and 2015.

Segment EBITDA. North America EBITDA increased to $47 million for the three months ended March 31, 2016, from $14 million for the three months ended March 31, 2015. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA increased to $1 million for the three months ended March 31, 2016, from approximately $629,000 for the three months ended March 31, 2015. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $167,000 and $202,000 for the three months ended March 31, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $55,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment. See the “Non-GAAP Financial Measures” section included in this Quarterly Report on Form 10-Q for further details on the non-GAAP financial measures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash, cash equivalents and short-term investments increased to $463 million as of March 31, 2016 compared to cash and cash equivalents of $422 million as of December 31, 2015. The increase in cash, cash equivalents and short-term investments for the three months ended March 31, 2016 was primarily due to net cash provided by operating activities of approximately $48 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $48 million compared to approximately $30 million for the three months ended March 31, 2015. This $18 million increase was primarily due to an increase of $22 million in net income plus non-cash items, partially offset by a net decrease of $4 million in changes in operating assets and liabilities. The $4 million net decrease in changes in operating assets and liabilities was primarily due to differences in timing of payments of disbursements.

Net cash provided by investing activities for the three months ended March 31, 2016 was approximately $416,000 compared to net cash used in investing activities of approximately $11 million for the three months ended March 31, 2015. This $12 million change in investing activities was primarily due to a decrease of approximately $8 million in purchases of property and equipment and other assets.

Net cash used in financing activities was approximately $8 million for the three months ended March 31, 2016 compared to approximately $4 million for the three months ended March 31, 2015. This $4 million increase in net cash used in financing activities was primarily due to a decrease in the proceeds from exercise of stock options and employee stock purchase plan.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the three months ended March 31, 2016, we incurred capital expenditures of approximately $4 million. We expect to make aggregate capital expenditures in 2016 of approximately $25 million to $30 million, primarily related to the build out of leased office space and investment in technology.

In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. In 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing, including sales and marketing for Apartments.com and our other brands as we seek to continue to grow the number of our subscribers and advertisers.

To date, we have grown in part by acquiring other companies and we may continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

In consideration for the purchase of Apartment Finder, on June 1, 2015, we paid $173 million in cash, including an estimated $3 million in connection with a preliminary net working capital adjustment as of the closing date. Pursuant to the terms of the agreement and plan of merger, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

The term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of March 31, 2016, maturities of our borrowings under the 2014 Credit Agreement for each of the next three years ended March 31, 2017 to 2019, are expected to be $20 million, $40 million and $300 million, respectively. On April 29, 2016, we plan to prepay the principal payments for our term loan facility due over the next three quarters, for an aggregate prepayment amount of $15 million.

The revolving credit facility includes a subfacility for swingline loans of up to $10 million, and up to $10 million of the revolving credit facility is available for the issuance of letters of credit. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5% during each of the first, second and third years, 10% during the fourth year and 15% during the fifth year after the Closing Date, with the remainder payable at final maturity. The loans under the 2014 Credit Agreement bear interest, at our option, either (i) during any interest period selected by us, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 2% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement), or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus 0.5% and (z) LIBOR for a one-month interest period plus 1%, plus an initial spread of 1% per annum, subject to adjustment based on our First Lien Secured Leverage Ratio. If an event of default occurs under the 2014 Credit Agreement, the interest rate on overdue amounts will increase by 2% per annum. The obligations under the 2014 Credit Agreement are guaranteed by all of our material subsidiaries and are secured by a lien on substantially all of our assets and those of our material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee documents entered into on the Closing Date.

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.0 to 1.0 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 3.5 to 1.0 thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 5.0 to 1.0 during each full fiscal quarter after the Closing Date through the three months ended March 31, 2016, and 4.5 to 1.0 thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $3 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $811,000 and $827,000 for the three months ended March 31, 2016 and 2015, respectively. Total interest paid for the term loan facility was approximately $2 million for each of the three months ended March 31, 2016 and 2015.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of March 31, 2016, we had $12 million par value of short-term and long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, most of the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2015, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April of 2016, amendments to the new revenue recognition standard were issued to clarify (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, and (ii) the licensing implementation guidance. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We have not yet determined when we will adopt the standard or selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

In February 2016, the FASB issued authoritative lease guidance to increase transparency and comparability among organizations. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet as well as disclose key information about leasing arrangements. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. The guidance requires a company to (i) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations using a prospective transition method, (ii) recognize excess tax benefits in the current period regardless of whether the benefit reduces taxes payable using a modified retrospective transition method, and (iii) classify all excess tax benefits as operating activities within the statement of cash flows using either a prospective transition method or a retrospective transition method. The guidance also allows a company to (i) elect whether to estimate the number of awards expected to vest or account for forfeitures when they occur, and (ii) withhold up to the maximum statutory tax rate in the applicable jurisdiction for awards, both of which should be applied using a modified retrospective transition method. Finally, the guidance requires a company to classify the cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity within the statement of cash flows using a retrospective transition method. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2016 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, the anticipated benefits of combining the backend systems of CoStar and LoopNet, the future re-branding effort if we combine certain aspects of the CoStar and LoopNet services, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our short-term and long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Apartments.com, Apartment Finder and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to integrate the backend systems of CoStar and LoopNet and subsequently create efficiencies in operations and improved data for our customers; our ability to successfully introduce new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S. and parts of the U.K., Canada, Spain and France. Our functional currency for our operations in the U.K., Canada, Spain, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2016, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $8 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2016. As of March 31, 2016, we had $463 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2016, we had $360 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of March 31, 2016, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of March 31, 2016, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2016, $12 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2016, we determined that there was a net decline in the fair value of our ARS investments of approximately $206,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of March 31, 2016. As of March 31, 2016, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2015 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2016	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	3,426		$176.06	—	—
February 1 through February 29	5,413		176.68	—	—
March 1 through March 31	17,901		182.95	—	—
Total	26,740	(1)	$180.80	—	—

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

COSTAR GROUP, INC.
Date:	April 28, 2016	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.