Form 10-Q
period 2016-06-30
COSTAR GROUP INC
filed 2016-07-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 32,602,734 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$206,869	$170,657	$406,608	$329,677
Cost of revenues	42,679	44,634	85,579	90,030
Gross margin	164,190	126,023	321,029	239,647

Operating expenses:
Selling and marketing	80,468	92,434	155,672	161,912
Software development	19,547	16,844	37,182	31,992
General and administrative	30,227	29,909	57,703	55,272
Purchase amortization	5,829	6,965	12,052	14,107
	136,071	146,152	262,609	263,283
Income (loss) from operations	28,119	(20,129)	58,420	(23,636)
Interest and other income	159	137	243	431
Interest and other expense	(2,455)	(2,354)	(4,964)	(4,697)
Income (loss) before income taxes	25,823	(22,346)	53,699	(27,902)
Income tax expense (benefit), net	10,247	(7,380)	21,402	(6,809)
Net income (loss)	$15,576	$(14,966)	$32,297	$(21,093)

Net income (loss) per share — basic	$0.48	$(0.47)	$1.01	$(0.66)
Net income (loss) per share — diluted	$0.48	$(0.47)	$1.00	$(0.66)

Weighted average outstanding shares — basic	32,186	31,991	32,135	31,911
Weighted average outstanding shares — diluted	32,448	31,991	32,415	31,911

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,576	$(14,966)	$32,297	$(21,093)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,925)	1,507	(2,458)	246
Net decrease in unrealized loss on investments	—	80	229	248
Total other comprehensive income (loss)	(1,925)	1,587	(2,229)	494
Total comprehensive income (loss)	$13,651	$(13,379)	$30,068	$(20,599)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$464,151	$421,818
Short-term investments	1,130	—
Accounts receivable, net of allowance for doubtful accounts of approximately $8,588 and $7,478 as of June 30, 2016 and December 31, 2015, respectively	45,890	40,276
Income tax receivable	154	430
Prepaid expenses and other current assets	12,894	10,209
Total current assets	524,219	472,733

Long-term investments	9,906	15,507
Deferred income taxes, net	8,581	9,107
Property and equipment, net	86,508	88,311
Goodwill	1,256,940	1,252,945
Intangible assets, net	218,501	238,318
Deposits and other assets	2,579	2,650
Total assets	$2,107,234	$2,079,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,812	$16,746
Accounts payable	14,038	9,673
Accrued wages and commissions	22,349	31,045
Accrued expenses	38,568	31,469
Deferred gain on the sale of building	2,523	2,523
Deferred rent	2,278	1,687
Deferred revenue	41,262	42,138
Total current liabilities	132,830	135,281

Long-term debt, less current portion	324,910	338,366
Deferred gain on the sale of building	19,977	21,239
Deferred rent	29,238	29,628
Deferred income taxes, net	7,533	4,585
Income taxes payable	6,805	6,692
Total liabilities	521,293	535,791

Total stockholders’ equity	1,585,941	1,543,780
Total liabilities and stockholders’ equity	$2,107,234	$2,079,571
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$32,297	$(21,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,257	9,184
Amortization	23,704	27,303
Amortization of debt issuance costs	1,610	1,656
Impairment loss	—	2,778
Excess tax benefit from stock-based compensation	(4,330)	(7,552)
Stock-based compensation expense	17,670	15,857
Deferred income tax expense (benefit), net	3,474	(15,784)
Provision for losses on accounts receivable	5,108	3,550
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,868)	(14,650)
Prepaid expenses and other current assets	(2,616)	(723)
Deposits and other assets	482	109
Accounts payable and other liabilities	4,956	25,812
Deferred revenue	(380)	509
Net cash provided by operating activities	82,364	26,956

Investing activities:
Proceeds from sale and settlement of investments	4,700	1,350
Purchases of property and equipment and other assets	(7,394)	(17,930)
Acquisitions, net of cash acquired	(10,795)	(172,667)
Net cash used in investing activities	(13,489)	(189,247)

Financing activities:
Payments of long-term debt	(20,000)	(10,000)
Excess tax benefit from stock-based compensation	4,330	7,552
Repurchase of restricted stock to satisfy tax withholding obligations	(13,967)	(15,373)
Proceeds from exercise of stock options and employee stock purchase plan	3,837	4,704
Net cash used in financing activities	(25,800)	(13,117)

Effect of foreign currency exchange rates on cash and cash equivalents	(742)	177
Net increase (decrease) in cash and cash equivalents	42,333	(175,231)
Cash and cash equivalents at the beginning of period	421,818	527,012
Cash and cash equivalents at the end of period	$464,151	$351,781
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), and parts of the United Kingdom (“U.K.”), Canada, Spain, Germany and France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015, its comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of future financial results.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $34 million and $44 million for the three months ended June 30, 2016 and 2015, respectively. Advertising costs were approximately $68 million and $79 million for the six months ended June 30, 2016 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2016 and 2015.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation adjustment	$(9,617)	$(7,159)
Accumulated net unrealized loss on investments, net of tax	(206)	(435)
Total accumulated other comprehensive loss	$(9,823)	$(7,594)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2016	2015	2016	2015

Net income (loss)	$15,576	$(14,966)	$32,297	$(21,093)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	32,186	31,991	32,135	31,911
Effect of dilutive securities:
Stock options and restricted stock	262	—	280	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	32,448	31,991	32,415	31,911

Net income (loss) per share — basic	$0.48	$(0.47)	$1.01	$(0.66)
Net income (loss) per share — diluted	$0.48	$(0.47)	$1.00	$(0.66)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

Stock options to purchase approximately 227,000 and 231,000 shares that were outstanding for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted net income per share because the inclusion would have an anti-dilutive effect. The Company did not consider the impact of potentially dilutive securities for the three and six months ended June 30, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards and restricted stock units that vest based on Company performance and/or service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance-based restricted stock awards	72	55	72	55
Service-based restricted stock units	1	1	1	1
Total shares excluded from computation	73	56	73	56

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $3 million and $649,000 for the three months ended June 30, 2016 and 2015, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $4 million and $5 million for the six months ended June 30, 2016 and 2015, respectively. The Company realized approximately $4 million and $5 million of excess tax benefits from stock options exercised and restricted stock awards vested during the three months ended June 30, 2016 and 2015, respectively. The Company realized approximately $4 million and $8 million of excess tax benefits from stock options exercised and restricted stock awards vested during the six months ended June 30, 2016 and 2015, respectively.

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

Stock-Based Compensation — (Continued)

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$1,432	$1,339	$2,813	$2,709
Selling and marketing	1,733	1,202	3,244	2,184
Software development	1,684	1,446	3,218	2,716
General and administrative	4,490	4,428	8,395	8,248
Total stock-based compensation	$9,339	$8,415	$17,670	$15,857

Options to purchase 16,211 and 2,617 shares were exercised during the three months ended June 30, 2016 and 2015, respectively. Options to purchase 20,711 and 41,068 shares were exercised during the six months ended June 30, 2016 and 2015, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $8 million and $10 million as of June 30, 2016 and December 31, 2015, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $799,000 and $829,000 for the three months ended June 30, 2016 and 2015, respectively. The Company amortized debt issuance costs of approximately $2 million for each of the six months ended June 30, 2016 and 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to May of 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectibility criterion and (v) the application of the variable consideration guidance and modified retrospective transition method. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet determined when it will adopt the standard or selected a transition method and is currently evaluating the impact this guidance will have on its financial statements.

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

In June 2016, the FASB issued authoritative guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Companies may adopt the standard as early as annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2016 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2016 — June 30, 2017	$1,130
July 1, 2017 — June 30, 2021	—
July 1, 2021 — June 30, 2026	—
After June 30, 2026	9,906
Available-for-sale investments	$11,036

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2016 and 2015. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2016 and 2015. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2016, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$11,242	$687	$(893)	$11,036
Available-for-sale investments	$11,242	$687	$(893)	$11,036

As of December 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$610	$(1,045)	$15,507
Available-for-sale investments	$15,942	$610	$(1,045)	$15,507

The unrealized losses on the Company’s investments as of June 30, 2016 and December 31, 2015 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,906	$(893)	$14,455	$(1,045)
Investments in an unrealized loss position	$9,906	$(893)	$14,455	$(1,045)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2016 and December 31, 2015.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$220,977	$—	$—	$220,977
Money market funds	175,227	—	—	175,227
Commercial paper	67,947	—	—	67,947
Auction rate securities	—	—	11,036	11,036
Total assets measured at fair value	$464,151	$—	$11,036	$475,187

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,036	$16,669	$15,507	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	—	80	229	248
Settlements	—	(700)	(4,700)	(1,350)
Balance at end of period	$11,036	$16,049	$11,036	$16,049

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2014 to June 30, 2016 (in thousands):

Auction Rate Securities
Balance at December 31, 2014	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at December 31, 2015	15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	229
Settlements	(4,700)
Balance at June 30, 2016	$11,036

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2016, the Company held ARS with $12 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, most of these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2016. ARS with contractual maturities of one year or less are classified as short-term investments in the Company's condensed consolidated balance sheets. See Note 4 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2016 and December 31, 2015 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of June 30, 2016, the Company determined there was a net decline in the fair value of its ARS investments of approximately $206,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2014	$1,114,363	$24,442	$1,138,805
Acquisition	112,947	2,400	115,347
Effect of foreign currency translation	—	(1,207)	(1,207)
Goodwill, December 31, 2015	1,227,310	25,635	1,252,945
Acquisitions	467	5,933	6,400
Effect of foreign currency translation	—	(2,405)	(2,405)
Goodwill, June 30, 2016	$1,227,777	$29,163	$1,256,940

The Company recorded goodwill of approximately $108 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $5 million during the year ended December 31, 2015 and approximately $467,000 for the six months ended June 30, 2016, in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. Finally, the Company recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. The purchase accounting for the acquisition of Thomas Daily GmbH is preliminary, subject to the completion of the accounting for certain tax related items.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2016	December 31, 2015	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,243	4
Accumulated amortization	(2,194)	(2,172)
Capitalized product development cost, net	81	71

Building photography	17,447	17,677	4
Accumulated amortization	(16,103)	(15,875)
Building photography, net	1,344	1,802

Acquired database technology	78,317	77,905	5
Accumulated amortization	(66,966)	(62,818)
Acquired database technology, net	11,351	15,087

Acquired customer base	221,730	221,409	10
Accumulated amortization	(140,662)	(129,782)
Acquired customer base, net	81,068	91,627

Acquired trade names and other intangible assets	153,848	153,910	13
Accumulated amortization	(29,191)	(24,179)
Acquired trade names and other intangible assets, net	124,657	129,731

Intangible assets, net	$218,501	$238,318

In February 2015, as a result of the Company's product development efforts, it launched an improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of Apartments.com. The Company evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1 million in cost of revenues in the consolidated statements of operations within the Company's North America operating segment for the six months ended June 30, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1 million, most of which was recorded in general and administrative expenses in the consolidated statements of operations within the Company's North America operating segment for the six months ended June 30, 2015.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS — (CONTINUED)

Intangible assets are reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the first quarter of 2016, the Company determined that the acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012 should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to work being performed to integrate the backend systems of LoopNet and CoStar, which may result in a future re-branding effort if aspects of the two services are ultimately combined. The Company estimated the fair value of the LoopNet trade names using the relief from royalty method and concluded that no impairment existed as of March 31, 2016. The Company estimated a useful life of fifteen years for the LoopNet trade names, which are being amortized on a straight-line basis.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended June 30, 2016, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended June 30, 2016, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2016.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

8.	LONG-TERM DEBT — (CONTINUED)

In connection with obtaining the term loan facility and revolving credit facility pursuant to the 2014 Credit Agreement, the Company incurred approximately $10 million in debt issuance costs as of April 1, 2014, which along with the unamortized debt issuance cost from the 2012 Credit Agreement, were capitalized and are amortized as interest expense over the term of the 2014 Credit Agreement using the effective interest method.

As of June 30, 2016 and December 31, 2015, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2 million for each of the three months ended June 30, 2016 and 2015. Total interest expense for the term loan facility and revolving credit facility was approximately $5 million for each of the six months ended June 30, 2016 and 2015. Interest expense included amortized debt issuance costs of approximately $799,000 and $829,000 for the three months ended June 30, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $2 million for each of the six months ended June 30, 2016 and 2015. Total interest paid for the term loan facility was approximately $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively. Total interest paid for the term loan facility was approximately $3 million for each of the six months ended June 30, 2016 and 2015.

The following table represents the Company's long-term debt (in thousands):

	June 30, 2016	December 31, 2015
Term loan facility	$345,000	$365,000
Debt issuance costs, net	(8,278)	(9,888)
Total debt	336,722	355,112
Current maturities of long-term debt	(15,000)	(20,000)
Current debt issuance costs, net	3,188	3,254
Total long-term debt, less current portion	$324,910	$338,366

9.	INCOME TAXES

The income tax provision for the six months ended June 30, 2016 and 2015 reflects an effective tax rate of approximately 40% and 24%, respectively. The change in the effective tax rate is primarily due to a change in local tax law that occurred during the first quarter of 2015.

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

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStar Go®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment net income (loss) before interest, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
North America	$199,859	$164,486	$393,120	$317,503
International
External customers	7,010	6,171	13,488	12,174
Intersegment revenue	10	13	21	21
Total International revenue	7,020	6,184	13,509	12,195
Intersegment eliminations	(10)	(13)	(21)	(21)
Total revenues	$206,869	$170,657	$406,608	$329,677

EBITDA
North America	$45,127	$(1,854)	$91,991	$11,823
International	432	399	1,390	1,028
Total EBITDA	$45,559	$(1,455)	$93,381	$12,851

The reconciliation of net income (loss) to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,576	$(14,966)	$32,297	$(21,093)
Purchase amortization in cost of revenues	5,687	6,576	11,383	12,923
Purchase amortization in operating expenses	5,829	6,965	12,052	14,107
Depreciation and other amortization	5,924	5,133	11,526	9,457
Interest income	(159)	(137)	(243)	(431)
Interest expense	2,455	2,354	4,964	4,697
Income tax expense (benefit), net	10,247	(7,380)	21,402	(6,809)
EBITDA	$45,559	$(1,455)	$93,381	$12,851

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $142,000 and $336,000 for the three months ended June 30, 2016 and 2015, respectively. North America EBITDA includes an allocation of approximately $309,000 and $538,000 for the six months ended June 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $78,000 and $69,000 for the three months ended June 30, 2016 and 2015, respectively. International EBITDA includes a corporate allocation of approximately $133,000 and $126,000 for the six months ended June 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Property and equipment, net
North America	$84,392	$86,191
International	2,116	2,120
Total property and equipment, net	$86,508	$88,311

Goodwill
North America	$1,227,777	$1,227,310
International	29,163	25,635
Total goodwill	$1,256,940	$1,252,945

Assets
North America	$2,158,524	$2,130,202
International	47,298	41,370
Total operating segment assets	$2,205,822	$2,171,572

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,205,822	$2,171,572
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(80,244)	(73,657)
Total assets	$2,107,234	$2,079,571

Liabilities
North America	$509,433	$525,566
International	74,345	72,544
Total operating segment liabilities	$583,778	$598,110

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$583,778	$598,110
Intersegment payables	(62,485)	(62,319)
Total liabilities	$521,293	$535,791

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry. The revenue by type of service consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Information and analytics
CoStar Suite(1)	$101,074	$88,771	$198,708	$175,581
Information services(2)	19,425	18,752	38,850	37,289
Online marketplaces
Multifamily(3)	54,860	34,742	107,098	60,875
Commercial property and land(4)	31,510	28,392	61,952	55,932
Total revenues	$206,869	$170,657	$406,608	$329,677

(1) CoStar Suite is comprised of CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant; CoStar Market Analytics; and CoStar Portfolio Strategy.

(2) Information services is comprised of LoopNet Premium Searcher; CoStar Real Estate Manager; CoStar Risk Analytics COMPASS; CoStar Investment Analysis Portfolio Maximizer; CoStar Investment Analysis Request; CoStar Brokerage Applications; PROPEX; Grecam; Belbex and Thomas Daily.

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

We have five flagship brands - CoStar®, LoopNet®, Apartments.comTM, BizBuySell® and LandsofAmericaTM. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings; portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

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

Our subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. CoStar Suite is our primary service offering in our North America and International operating segments.

As of June 30, 2016 and 2015, our annualized net new sales of subscription-based services on annual contracts were approximately $23 million and $25 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. As of June 30, 2016 and June 30, 2015, our annualized net bookings of subscription-based services on contracts were approximately $26 million and $34 million, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For each of the twelve months ended June 30, 2016 and 2015, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91%, and therefore our cancellation rate for those services was approximately 9%, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

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

In 2015, we launched the improved Apartments.com and ApartmentFinder.com websites to meet renter preferences and demands, and in an effort to drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. These sites draw on CoStar’s multifamily database and provide a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the sites also offer innovative search tools such as the PolygonTM Search, which allows renters to specifically define the area in which they want to find an apartment. Apartments.com also offers Plan Commute tools, which allow renters to search property listings that meet their transportation needs.

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

Similar to our other past acquisitions, we have been, and plan to continue, integrating, further developing and cross-selling the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including but not limited to CoStar Market Analytics. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms. We have incurred sales and marketing expenses in order to support Apartments.com and to increase brand awareness. In conjunction with the launch of the improved Apartments.com website, we embarked on a wide-scale marketing campaign in 2015 to generate brand awareness and site traffic for Apartments.com. The marketing campaign featured television and radio advertising, online/digital advertising, social media and out-of-home ads and was reinforced by Search Engine Marketing. We also increased our Search Engine Marketing to support Apartment Finder. In early 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing throughout 2016. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for future periods.

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

We are expanding the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver. In the second quarter of 2016, we began offering services in Ottawa and are currently researching commercial real estate in the Canadian city of Edmonton. Further, on July 1, 2015, we expanded our International services into Madrid, Spain through the acquisition of the assets of Belbex Corporate, S.L. (“Belbex”), a commercial real estate information provider operating in Madrid. On May 3, 2016, we expanded our International services into key markets in Germany, through the acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. We are also investing in our research operations to support continued growth of our information and analytics offerings, to support Apartments.com and Apartment Finder, to expand into additional Canadian markets and to provide services in Madrid, Spain and key markets in Germany. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

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

Financial Matters

Our financial reporting currency is the U.S. dollar. Changes in exchange rates can significantly affect our reported results and consolidated trends. We believe that our increasing diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is important to evaluate our operating results before and after the effect of currency changes, as it may provide a more accurate comparison of our results of operations over historical periods. On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” Global markets and currencies have been adversely impacted as a result of the referendum, including a sharp decline in the value of the British pound as compared to the U.S. dollar. Currency exchange rate volatility may continue generally and may increase as the British government negotiates the terms of the U.K.’s withdrawal from the E.U. The exchange rate volatility may impact (either positively or negatively) our reported financial results and consolidated trends and period-to-period comparisons of our consolidated operations.

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

The Compensation Committee of our Board of Directors may grant additional performance-based equity awards in the future under the Company’s 2016 Stock Incentive Plan, or any equity incentive plans adopted in the future.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2016 and December 31, 2015 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2016, we determined there was a net decline in the fair value of our ARS investments of approximately $206,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2016. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2016. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

As of October 1, 2015, the date of our most recent annual impairment analysis, the estimated fair value of our indefinite-lived intangible assets substantially exceeded the carrying value. During the first quarter of 2016, we determined that the acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012 should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to work being performed to integrate the backend systems of LoopNet and CoStar, which may result in a future re-branding effort if aspects of the two services are ultimately combined. We estimated the fair value of the LoopNet trade names using the relief from royalty method and concluded that no impairment existed as of March 31, 2016. We estimated a useful life of fifteen years for the LoopNet trade names, which are being amortized on a straight-line basis.

In February 2015, as a result of our product development efforts, we launched the improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of Apartments.com. We evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as we had ceased using the asset. As a result, we recorded an impairment charge of approximately $1 million in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the six months ended June 30, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1 million, most of which was recorded in general and administrative expenses in the consolidated statements of operations within the Company's North America operating segment for the six months ended June 30, 2015.

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

The following table shows our net income (loss) reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,576	$(14,966)	$32,297	$(21,093)
Purchase amortization in cost of revenues	5,687	6,576	11,383	12,923
Purchase amortization in operating expenses	5,829	6,965	12,052	14,107
Depreciation and other amortization	5,924	5,133	11,526	9,457
Interest income	(159)	(137)	(243)	(431)
Interest expense	2,455	2,354	4,964	4,697
Income tax expense (benefit), net	10,247	(7,380)	21,402	(6,809)
EBITDA	$45,559	$(1,455)	$93,381	$12,851

Net cash flows provided by (used in)
Operating activities	$34,438	$(3,213)	$82,364	$26,956
Investing activities	(13,905)	(178,153)	(13,489)	(189,247)
Financing activities	(17,575)	(9,064)	(25,800)	(13,117)

Comparison of Three Months Ended June 30, 2016 and Three Months Ended June 30, 2015

Revenues. Revenues increased to $207 million for the three months ended June 30, 2016, from $171 million for the three months ended June 30, 2015. The $36 million increase was primarily attributable to increased revenues of approximately $20 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $164 million for the three months ended June 30, 2016, from $126 million for the three months ended June 30, 2015. The gross margin percentage increased to 79% for the three months ended June 30, 2016, from 74% for the three months ended June 30, 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $2 million. The decrease in cost of revenues was primarily due to a $1 million decrease in the amortization of intangible assets and a $1 million decrease in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $80 million for the three months ended June 30, 2016, from $92 million for the three months ended June 30, 2015, and decreased as a percentage of revenues to 39% for the three months ended June 30, 2016, compared to 54% for the three months ended June 30, 2015. The decrease in the amount and percentage of selling and marketing expenses was primarily due to a decrease in marketing expense for the wide-scale marketing campaign to generate brand awareness and site traffic for Apartments.com during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Software Development Expenses. Software development expenses increased to $20 million for the three months ended June 30, 2016, from $17 million for the three months ended June 30, 2015, and decreased as a percentage of revenues to 9% for the three months ended June 30, 2016, compared to 10% for the three months ended June 30, 2015. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses remained relatively consistent at $30 million for each of the three months ended June 30, 2016 and 2015 and decreased as a percentage of revenues to 15% for the three months ended June 30, 2016, compared to 18% for the three months ended June 30, 2015.

Purchase Amortization Expense. Purchase amortization expense decreased to $6 million for the three months ended June 30, 2016, compared to $7 million for the three months ended June 30, 2015, and decreased as a percentage of revenues to 3% for the three months ended June 30, 2016, compared to 4% for the three months ended June 30, 2015. The decrease in the amount and percentage of purchase amortization expense was primarily due to a decrease in purchase amortization expense from Apartments.com of $1 million and from LoopNet of approximately $468,000 due to the accelerated amortization of the Apartments.com and LoopNet acquired customer bases, partially offset by an increase in purchase amortization expense of approximately $550,000 from Apartment Finder for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Interest and Other Income. Interest and other income remained relatively consistent at approximately $159,000 for the three months ended June 30, 2016, compared to approximately $137,000 for the three months ended June 30, 2015.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $2 million for each of the three months ended June 30, 2016 and 2015.

Income Tax Expense (Benefit), Net. Income tax expense (benefit), net changed to a $10 million income tax expense for the three months ended June 30, 2016, from a $7 million income tax benefit for the three months ended June 30, 2015. This change was primarily due to higher income before income taxes for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as a result of our increased revenues and decreased operating expenses.

Comparison of Business Segment Results for Three Months Ended June 30, 2016 and Three Months Ended June 30, 2015

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $200 million for the three months ended June 30, 2016, from $164 million for the three months ended June 30, 2015. This increase in North America revenue was primarily due to increased revenue of approximately $20 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $7 million for the three months ended June 30, 2016, compared to $6 million for the three months ended June 30, 2015. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA increased to $45 million for the three months ended June 30, 2016, from $(2) million for the three months ended June 30, 2015. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA increased to $432,000 for the three months ended June 30, 2016, from approximately $399,000 for the three months ended June 30, 2015. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $142,000 and $336,000 for the three months ended June 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $78,000 and $69,000 for the three months ended June 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Comparison of Six Months Ended June 30, 2016 and Six Months Ended June 30, 2015

Revenues. Revenues increased to $407 million for the six months ended June 30, 2016, from $330 million for the six months ended June 30, 2015. The $77 million increase was primarily attributable to increased revenues of approximately $46 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $321 million for the six months ended June 30, 2016, from $240 million for the six months ended June 30, 2015. The gross margin percentage increased to 79% for the six months ended June 30, 2016, from 73% for the six months ended June 30, 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $4 million. The decrease in cost of revenues was primarily due to a $2 million decrease in the amortization of intangible assets and a $2 million decrease in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $156 million for the six months ended June 30, 2016, from $162 million for the six months ended June 30, 2015, and decreased as a percentage of revenues to 38% for the six months ended June 30, 2016, compared to 49% for the six months ended June 30, 2015. The decrease in the amount and percentage of selling and marketing expenses was primarily due to a $12 million decrease in marketing expense primarily for the wide-scale marketing campaign to generate brand awareness and site traffic for Apartments.com, partially offset by a $6 million increase in sales personnel costs during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Software Development Expenses. Software development expenses increased to $37 million for the six months ended June 30, 2016, from $32 million for the six months ended June 30, 2015, and decreased as a percentage of revenues to 9% for the six months ended June 30, 2016, compared to 10% for the six months ended June 30, 2015. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $58 million for the six months ended June 30, 2016, from $55 million for the six months ended June 30, 2015, and decreased as a percentage of revenues to 14% for the six months ended June 30, 2016, compared to 17% for the six months ended June 30, 2015. The increase in the amount of general and administrative expenses was primarily due to an increase in bad debt expense.

Purchase Amortization Expense. Purchase amortization expense decreased to $12 million for the six months ended June 30, 2016, compared to $14 million for the six months ended June 30, 2015, and decreased as a percentage of revenues to 3% for the six months ended June 30, 2016, compared to 4% for the six months ended June 30, 2015. The decrease in the amount and percentage of purchase amortization expense was primarily due to a decrease in purchase amortization expense from Apartments.com of $3 million and from LoopNet of approximately $965,000 due to the accelerated amortization of the Apartments.com and LoopNet acquired customer bases, partially offset by an increase in purchase amortization expense of approximately $2 million from Apartment Finder for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Interest and Other Income. Interest and other income decreased to approximately $243,000 for the six months ended June 30, 2016, compared to approximately $431,000 for the six months ended June 30, 2015. The decrease was primarily due to our lower average cash, cash equivalent and investment balances during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to cash paid in connection with the June 1, 2015 acquisition of Apartment Finder.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $5 million for each of the six months ended June 30, 2016 and 2015.

Income Tax Expense, Net. Income tax expense (benefit), net changed to a $21 million income tax expense for the six months ended June 30, 2016, from a $7 million income tax benefit for the six months ended June 30, 2015. This change was primarily due to higher income before income taxes for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as a result of our increased revenues.

Comparison of Business Segment Results for Six Months Ended June 30, 2016 and Six Months Ended June 30, 2015

Segment Revenues. North America revenues increased to $393 million for the six months ended June 30, 2016, from $318 million for the six months ended June 30, 2015. This increase in North America revenue was primarily due to increased revenue of approximately $46 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $13 million for the six months ended June 30, 2016, compared to $12 million for the six months ended June 30, 2015. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA increased to $92 million for the six months ended June 30, 2016, from $12 million for the six months ended June 30, 2015. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA remained relatively consistent at approximately $1 million for each of the six months ended June 30, 2016 and 2015. North America EBITDA includes an allocation of approximately $309,000 and $538,000 for the six months ended June 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $133,000 and $126,000 for the six months ended June 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash, cash equivalents and short-term investments increased to $465 million as of June 30, 2016 compared to cash and cash equivalents of $422 million as of December 31, 2015. The increase in cash, cash equivalents and short-term investments for the six months ended June 30, 2016 was primarily due to net cash provided by operating activities of approximately $82 million, partially offset by payments of long-term debt of $20 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $82 million compared to approximately $27 million for the six months ended June 30, 2015. This $55 million increase was primarily due to an increase of $74 million in net income plus non-cash items, partially offset by a net decrease of $19 million in changes in operating assets and liabilities. The $19 million net decrease in changes in operating assets and liabilities was primarily due to differences in timing of payments of disbursements.

Net cash used in investing activities for the six months ended June 30, 2016 was approximately $13 million compared to approximately $189 million for the six months ended June 30, 2015. This $176 million decrease in investing activities was primarily due to the $173 million of cash used for the acquisition of Apartment Finder on June 1, 2015 compared to the $11 million of cash used for the acquisitions of Thomas Daily and certain assets related to the business operations of Apartment Finder's independent distributors for the six months ended June 30, 2016.

Net cash used in financing activities was approximately $26 million for the six months ended June 30, 2016 compared to approximately $13 million for the six months ended June 30, 2015. This $13 million increase in net cash used in financing activities was primarily due to an increase in the payments of long-term debt resulting from a $15 million prepayment of the term loan facility on April 29, 2016.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the six months ended June 30, 2016, we incurred capital expenditures of approximately $7 million. We expect to make aggregate capital expenditures in 2016 of approximately $25 million to $30 million, primarily related to the build out of leased office space and investment in technology.

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

The term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of June 30, 2016, maturities of our borrowings under the 2014 Credit Agreement for each of the next three years ended June 30, 2017 to 2019, are expected to be $15 million, $45 million and $285 million, respectively. On April 29, 2016, we prepaid the principal payments for our term loan facility due over the next three quarters, for an aggregate prepayment amount of $15 million.

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

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended June 30, 2016, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended June 30, 2016, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $2 million for each of the three months ended June 30, 2016 and 2015. Total interest expense for our term loan facilities and revolving credit facilities was approximately $5 million for each of the six months ended June 30, 2016 and 2015. Interest expense included amortized debt issuance costs of approximately $799,000 and $829,000 for the three months ended June 30, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $2 million for each of the six months ended June 30, 2016 and 2015. Total interest paid for the term loan facility was approximately $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively. Total interest paid for the term loan facility was approximately $3 million for each of the six months ended June 30, 2016 and 2015.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2016, we had $12 million par value of short-term and long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, most of the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in our Annual Report on Form 10-K for the year ended December 31, 2015, including the expected dates of adoption and estimated effects on our consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to May of 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectibility criterion and (v) the application of the variable consideration guidance and modified retrospective transition method. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We have not yet determined when we will adopt the standard or selected a transition method and are currently evaluating the impact this guidance will have on our financial statements.

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

In June 2016, the FASB issued authoritative guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Companies may adopt the standard as early as annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2016 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, purchase amortization, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, the anticipated benefits of combining the backend systems of CoStar and LoopNet, any future re-branding effort if we combine certain aspects of the CoStar and LoopNet services, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our short-term and long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Apartments.com, Apartment Finder, Thomas Daily and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to integrate the backend systems of CoStar and LoopNet and subsequently create efficiencies in operations and improved data for our customers; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers, financial institutions and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S. and parts of the U.K., Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2016, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $10 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2016. As of June 30, 2016, we had $465 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2016, we had $345 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2016, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of June 30, 2016, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2016, $12 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2016, we determined that there was a net decline in the fair value of our ARS investments of approximately $206,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of June 30, 2016. As of June 30, 2016, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results. On June 23, 2016, the U.K held a referendum in which British citizens approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U. The impact to us from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. This impact may affect not only our U.K. operations but operations in other parts of the E.U. Any transitional or permanent agreements resulting from such negotiations could potentially disrupt the markets we serve and the tax jurisdictions in which we operate.

As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international customers relative to the U.S. dollar may impair the purchasing power of our international customers and could cause international customers to decrease or cancel orders, or terminate or fail to renew subscriptions for our services.

Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K negotiates its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The announcement of Brexit and the withdrawal of the U.K. from the E.U. may create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2016	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	190		$178.69	—	—
May 1 through May 31	45,117		202.22	—	—
June 1 through June 30	—		—	—	—
Total	45,307	(1)	$202.13	—	—

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

COSTAR GROUP, INC.
Date:	July 28, 2016	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 27, 2015, by and among CoStar Realty Information, Inc., Orange, LLC, Network Communications, Inc., and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 29, 2015).

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
10.1	CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed June 28, 2016).
10.2	CoStar Group, Inc. 2016 Cash Incentive Plan (filed herewith).
10.3	Form of 2016 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).
10.4	Form of 2016 Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers and employees (filed herewith).
10.5	Form of 2016 Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers and employees (filed herewith).
10.6	Form of 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (filed herewith).
10.7	Form of 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (filed herewith).
10.8	Form of 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).
10.9	Form of 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.