Form 10-Q
period 2016-09-30
COSTAR GROUP INC
filed 2016-10-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 32,593,441 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$212,711	$189,078	$619,319	$518,755
Cost of revenues	42,222	53,728	127,801	143,758
Gross margin	170,489	135,350	491,518	374,997

Operating expenses:
Selling and marketing	75,414	80,506	231,086	242,418
Software development	19,357	17,048	56,539	49,040
General and administrative	30,572	31,074	88,275	86,346
Purchase amortization	5,550	7,153	17,602	21,260
	130,893	135,781	393,502	399,064
Income (loss) from operations	39,596	(431)	98,016	(24,067)
Interest and other income	344	42	587	473
Interest and other expense	(2,498)	(2,363)	(7,462)	(7,060)
Income (loss) before income taxes	37,442	(2,752)	91,141	(30,654)
Income tax expense (benefit), net	14,241	2,610	35,643	(4,199)
Net income (loss)	$23,201	$(5,362)	$55,498	$(26,455)

Net income (loss) per share — basic	$0.72	$(0.17)	$1.73	$(0.83)
Net income (loss) per share — diluted	$0.72	$(0.17)	$1.71	$(0.83)

Weighted average outstanding shares — basic	32,186	31,980	32,152	31,934
Weighted average outstanding shares — diluted	32,440	31,980	32,423	31,934

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$23,201	$(5,362)	$55,498	$(26,455)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(596)	(965)	(3,054)	(719)
Net decrease in unrealized loss on investments	46	8	275	256
Total other comprehensive loss	(550)	(957)	(2,779)	(463)
Total comprehensive income (loss)	$22,651	$(6,319)	$52,719	$(26,918)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$522,099	$421,818
Short-term investments	1,171	—
Accounts receivable, net of allowance for doubtful accounts of approximately $7,324 and $7,478 as of September 30, 2016 and December 31, 2015, respectively	47,461	40,276
Income tax receivable	1,049	430
Prepaid expenses and other current assets	11,663	10,209
Total current assets	583,443	472,733

Long-term investments	9,911	15,507
Deferred income taxes, net	8,153	9,107
Property and equipment, net	85,366	88,311
Goodwill	1,256,353	1,252,945
Intangible assets, net	207,113	238,318
Deposits and other assets	2,248	2,650
Total assets	$2,152,587	$2,079,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,825	$16,746
Accounts payable	9,861	9,673
Accrued wages and commissions	32,443	31,045
Accrued expenses	33,252	31,423
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	9,079	46
Deferred rent	2,612	1,687
Deferred revenue	41,864	42,138
Total current liabilities	153,459	135,281

Long-term debt, less current portion	315,694	338,366
Deferred gain on the sale of building	19,346	21,239
Deferred rent	29,193	29,628
Deferred income taxes, net	9,185	4,585
Income taxes payable	7,012	6,692
Total liabilities	533,889	535,791

Total stockholders’ equity	1,618,698	1,543,780
Total liabilities and stockholders’ equity	$2,152,587	$2,079,571
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$55,498	$(26,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,927	14,445
Amortization	35,114	44,562
Amortization of debt issuance costs	2,407	2,486
Impairment loss	—	2,778
Excess tax benefit from stock-based compensation	(4,728)	(7,970)
Stock-based compensation expense	26,981	25,169
Deferred income tax expense (benefit), net	5,554	(13,702)
Provision for losses on accounts receivable	6,462	5,490
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,808)	(13,279)
Prepaid expenses and other current assets	(1,398)	263
Deposits and other assets	473	411
Accounts payable and other liabilities	12,864	30,085
Deferred revenue	386	5,433
Net cash provided by operating activities	143,732	69,716

Investing activities:
Proceeds from sale and settlement of investments	4,700	1,900
Purchases of property and equipment and other assets	(11,692)	(27,953)
Acquisitions, net of cash acquired	(10,443)	(177,476)
Net cash used in investing activities	(17,435)	(203,529)

Financing activities:
Payments of long-term debt	(20,000)	(15,000)
Excess tax benefit from stock-based compensation	4,728	7,970
Repurchase of restricted stock to satisfy tax withholding obligations	(14,573)	(15,816)
Proceeds from exercise of stock options and employee stock purchase plan	4,791	5,350
Net cash used in financing activities	(25,054)	(17,496)

Effect of foreign currency exchange rates on cash and cash equivalents	(962)	(194)
Net increase (decrease) in cash and cash equivalents	100,281	(151,503)
Cash and cash equivalents at the beginning of period	421,818	527,012
Cash and cash equivalents at the end of period	$522,099	$375,509
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”), and parts of Canada, Spain, Germany and France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015, its comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of future financial results.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $27 million and $34 million for the three months ended September 30, 2016 and 2015, respectively. Advertising costs were approximately $95 million and $113 million for the nine months ended September 30, 2016 and 2015, respectively.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2016 and 2015.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustment	$(10,213)	$(7,159)
Accumulated net unrealized loss on investments, net of tax	(160)	(435)
Total accumulated other comprehensive loss	$(10,373)	$(7,594)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income (Loss) Per Share — (Continued)

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015

Net income (loss)	$23,201	$(5,362)	$55,498	$(26,455)
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	32,186	31,980	32,152	31,934
Effect of dilutive securities:
Stock options and restricted stock	254	—	271	—
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	32,440	31,980	32,423	31,934

Net income (loss) per share — basic	$0.72	$(0.17)	$1.73	$(0.83)
Net income (loss) per share — diluted	$0.72	$(0.17)	$1.71	$(0.83)

Stock options to purchase approximately 89,000 and 184,000 shares that were outstanding for the three and nine months ended September 30, 2016, respectively, were not included in the computation of diluted net income per share because the inclusion would have an anti-dilutive effect. The Company did not consider the impact of potentially dilutive securities for the three and nine months ended September 30, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance and service conditions, that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions, that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $1 million and $646,000 for the three months ended September 30, 2016 and 2015, respectively. Net cash proceeds from the exercise of stock options and the purchase of shares under the ESPP were approximately $5 million for each of the nine months ended September 30, 2016 and 2015. The Company realized approximately $398,000 and $418,000 of excess tax benefits from stock options exercised and restricted stock awards vested during the three months ended September 30, 2016 and 2015, respectively. The Company realized approximately $5 million and $8 million of excess tax benefits from stock options exercised and restricted stock awards vested during the nine months ended September 30, 2016 and 2015, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$1,396	$1,533	$4,209	$4,242
Selling and marketing	1,676	1,411	4,920	3,595
Software development	1,684	1,602	4,902	4,318
General and administrative	4,555	4,766	12,950	13,014
Total stock-based compensation	$9,311	$9,312	$26,981	$25,169

Options to purchase 3,367 shares were exercised during the three months ended September 30, 2016. There were no options exercised during the three months ended September 30, 2015. Options to purchase 24,078 and 41,068 shares were exercised during the nine months ended September 30, 2016 and 2015, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $7 million and $10 million as of September 30, 2016 and December 31, 2015, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 8 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $797,000 and $830,000 for the three months ended September 30, 2016 and 2015, respectively. The Company amortized debt issuance costs of approximately $2 million for each of the nine months ended September 30, 2016 and 2015.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, and acquired trade names from a market participant's perspective, useful lives and discount rates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 3 for additional information regarding the Company's business combinations.

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

Recent Accounting Pronouncements — (Continued)

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to May of 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion and (v) the application of the variable consideration guidance and modified retrospective transition method. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet determined when it will adopt the standard or selected a transition method and is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

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

Recent Accounting Pronouncements — (Continued)

In August 2016, the FASB issued authoritative guidance designed to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. This guidance is not expected to have a material impact on the Company's consolidated statements of cash flows and related disclosures.

3.	ACQUISITION

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

The acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to the Company's intent to replace the acquired database technology in 2015, which it did in December 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography had an estimated useful life of five months. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $108 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2016 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2016 — September 30, 2017	$1,171
October 1, 2017 — September 30, 2021	—
October 1, 2021 — September 30, 2026	—
After September 30, 2026	9,911
Available-for-sale investments	$11,082

The Company had no realized gains on its investments for each of the three and nine months ended September 30, 2016 and 2015. The Company had no realized losses on its investments for each of the three and nine months ended September 30, 2016 and 2015. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of September 30, 2016, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$11,242	$728	$(888)	$11,082
Available-for-sale investments	$11,242	$728	$(888)	$11,082

As of December 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$610	$(1,045)	$15,507
Available-for-sale investments	$15,942	$610	$(1,045)	$15,507

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The unrealized losses on the Company’s investments as of September 30, 2016 and December 31, 2015 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. See Note 5 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,911	$(888)	$14,455	$(1,045)
Investments in an unrealized loss position	$9,911	$(888)	$14,455	$(1,045)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2016 and December 31, 2015.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash, cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$338,510	$—	$—	$338,510
Money market funds	175,328	—	—	175,328
Commercial paper	8,261	—	—	8,261
Auction rate securities	—	—	11,082	11,082
Total assets measured at fair value	$522,099	$—	$11,082	$533,181

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,036	$16,049	$15,507	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	46	8	275	256
Settlements	—	(550)	(4,700)	(1,900)
Balance at end of period	$11,082	$15,507	$11,082	$15,507

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2014 to September 30, 2016 (in thousands):

Auction Rate Securities
Balance at December 31, 2014	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at December 31, 2015	15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	275
Settlements	(4,700)
Balance at September 30, 2016	$11,082

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of September 30, 2016, the Company held ARS with $12 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, most of these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2016. ARS with contractual maturities of one year or less are classified as short-term investments in the Company's condensed consolidated balance sheets. See Note 4 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2016 and December 31, 2015 was approximately 6% and 5%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of September 30, 2016, the Company determined there was a net decline in the fair value of its ARS investments of approximately $160,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

6.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2014	$1,114,363	$24,442	$1,138,805
Acquisition	112,947	2,400	115,347
Effect of foreign currency translation	—	(1,207)	(1,207)
Goodwill, December 31, 2015	1,227,310	25,635	1,252,945
Acquisitions	467	5,933	6,400
Effect of foreign currency translation	—	(2,992)	(2,992)
Goodwill, September 30, 2016	$1,227,777	$28,576	$1,256,353

The Company recorded goodwill of approximately $108 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $5 million during the year ended December 31, 2015 and approximately $467,000 for the nine months ended September 30, 2016, in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. Finally, the Company recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. The purchase accounting for the acquisition of Thomas Daily is preliminary, subject to the completion of the accounting for certain tax related items.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2016	December 31, 2015	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,243	4
Accumulated amortization	(2,205)	(2,172)
Capitalized product development cost, net	70	71

Building photography	17,375	17,677	4
Accumulated amortization	(16,246)	(15,875)
Building photography, net	1,129	1,802

Acquired database technology	78,332	77,905	5
Accumulated amortization	(69,870)	(62,818)
Acquired database technology, net	8,462	15,087

Acquired customer base	221,385	221,409	10
Accumulated amortization	(145,859)	(129,782)
Acquired customer base, net	75,526	91,627

Acquired trade names and other intangible assets	153,736	153,910	13
Accumulated amortization	(31,810)	(24,179)
Acquired trade names and other intangible assets, net	121,926	129,731

Intangible assets, net	$207,113	$238,318

In February 2015, as a result of the Company's product development efforts, it launched an improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, the Company ceased using the database technology acquired in the acquisition of Apartments.com. The Company evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as the Company had ceased using the asset. The Company recorded an impairment charge of approximately $1 million in cost of revenues in the condensed consolidated statements of operations within the Company's North America operating segment for the nine months ended September 30, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the nine months ended September 30, 2015.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended September 30, 2016, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended September 30, 2016, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $2 million for each of the three months ended September 30, 2016 and 2015. Total interest expense for the term loan facility and revolving credit facility was approximately $7 million for each of the nine months ended September 30, 2016 and 2015. Interest expense included amortized debt issuance costs of approximately $797,000 and $830,000 for the three months ended September 30, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $2 million for each of the nine months ended September 30, 2016 and 2015. Total interest paid for the term loan facility and revolving credit facility was approximately $2 million for each of the three months ended September 30, 2016 and 2015. Total interest paid for the term loan facility and revolving credit facility was approximately $5 million for each of the nine months ended September 30, 2016 and 2015.

The following table represents the Company's long-term debt (in thousands):

	September 30, 2016	December 31, 2015
Term loan facility	$345,000	$365,000
Debt issuance costs, net	(7,481)	(9,888)
Total debt	337,519	355,112
Current maturities of long-term debt	(25,000)	(20,000)
Current debt issuance costs, net	3,175	3,254
Total long-term debt, less current portion	$315,694	$338,366

9.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2016 and 2015 reflects an effective tax rate of approximately 39% and 14%, respectively. The change in the effective tax rate is primarily due to a larger impact of nondeductible expenses during the nine months ended September 30, 2015 and a change in local tax law that occurred during the first quarter of 2015.

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

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
North America	$205,637	$182,556	$598,757	$500,059
International
External customers	7,074	6,522	20,562	18,696
Intersegment revenue	3	4	24	25
Total International revenue	7,077	6,526	20,586	18,721
Intersegment eliminations	(3)	(4)	(24)	(25)
Total revenues	$212,711	$189,078	$619,319	$518,755

EBITDA
North America	$56,305	$20,993	$148,296	$32,816
International	1,371	1,096	2,761	2,124
Total EBITDA	$57,676	$22,089	$151,057	$34,940

The reconciliation of net income (loss) to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$23,201	$(5,362)	$55,498	$(26,455)
Purchase amortization in cost of revenues	5,736	9,964	17,119	22,887
Purchase amortization in operating expenses	5,550	7,153	17,602	21,260
Depreciation and other amortization	6,794	5,403	18,320	14,860
Interest income	(344)	(42)	(587)	(473)
Interest expense	2,498	2,363	7,462	7,060
Income tax expense (benefit), net	14,241	2,610	35,643	(4,199)
EBITDA	$57,676	$22,089	$151,057	$34,940

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company.

North America EBITDA includes an allocation of approximately $70,000 and $225,000 for the three months ended September 30, 2016 and 2015, respectively. North America EBITDA includes an allocation of approximately $379,000 and $763,000 for the nine months ended September 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $113,000 and $74,000 for the three months ended September 30, 2016 and 2015, respectively. International EBITDA includes a corporate allocation of approximately $246,000 and $200,000 for the nine months ended September 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment, net
North America	$83,415	$86,191
International	1,951	2,120
Total property and equipment, net	$85,366	$88,311

Goodwill
North America	$1,227,777	$1,227,310
International	28,576	25,635
Total goodwill	$1,256,353	$1,252,945

Assets
North America	$2,205,725	$2,130,202
International	45,990	41,370
Total operating segment assets	$2,251,715	$2,171,572

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,251,715	$2,171,572
Investment in subsidiaries	(18,344)	(18,344)
Intersegment receivables	(80,784)	(73,657)
Total assets	$2,152,587	$2,079,571

Liabilities
North America	$523,844	$525,566
International	71,094	72,544
Total operating segment liabilities	$594,938	$598,110

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$594,938	$598,110
Intersegment payables	(61,049)	(62,319)
Total liabilities	$533,889	$535,791

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry. The revenue by type of service consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Information and analytics
CoStar Suite(1)	$103,261	$91,350	$301,969	$266,931
Information services(2)	19,486	19,126	58,336	56,415
Online marketplaces
Multifamily(3)	57,654	49,312	164,752	110,187
Commercial property and land(4)	32,310	29,290	94,262	85,222
Total revenues	$212,711	$189,078	$619,319	$518,755

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

As of September 30, 2016 and 2015, our annualized net new sales of subscription-based services on annual contracts were approximately $24 million and $31 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. As of September 30, 2016 and September 30, 2015, our annualized net bookings of subscription-based contracts were approximately $26 million and $31 million, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenue on a straight-line basis over the life of the contract. Annual and quarterly advance payments result in deferred revenue, substantially reducing the working capital requirements generated by accounts receivable.

For each of the twelve months ended September 30, 2016 and 2015, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91% and 90%, respectively, and therefore our cancellation rate for those services was approximately 9% and 10%, respectively, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

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

In 2015, we entered into an agreement to be the exclusive third party provider of listings in apartment communities with 50 units or more to websites owned and operated by News Corp. subsidiary Move, Inc. - realtor.com®, move.com, and doorsteps.com - with advertiser content from Apartments.com and ApartmentFinder.com. As a result, we are able to promote the apartment communities of our advertisers across the “Apartments Network” consisting of Apartments.com, ApartmentFinder.com, ApartmentHomeLiving.com, realtor.com, move.com and doorsteps.com - six major apartment and real estate rental websites, increasing traffic across our network of apartment marketing websites, and in turn increasing the lead flow to our advertisers’ communities.

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

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. For example, in 2015, we eliminated certain Apartment Finder services, phased out Apartment Finder print advertising and moved to an all-digital offering. We experienced a short-term reduction in revenues and associated costs resulting from the elimination of these Apartment Finder services. Additionally, we continue to assess whether to transition the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. If and when we implement such a shift, we will seek to convert LoopNet marketplace customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings, or subsequent increases in revenues and earnings, if any, resulting from any eliminations or phasing out of the LoopNet information services or any other service offering, if implemented.

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

We are expanding the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver. In the second quarter of 2016, we began offering services in Ottawa and in the third quarter of 2016, we began offering services in the Canadian city of Edmonton. Further, on July 1, 2015, we expanded our International services into Madrid, Spain through the acquisition of the assets of Belbex Corporate, S.L. (“Belbex”), a commercial real estate information provider operating in Madrid. On May 3, 2016, we expanded our International services into key markets in Germany, through the acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. We are also investing in our research operations to support continued growth of our information and analytics offerings, to support Apartments.com and Apartment Finder, to expand into additional Canadian markets and to provide services in Madrid, Spain and key markets in Germany. We recently announced that we will establish our research operations headquarters in Richmond, Virginia. The Richmond research headquarters is expected to be a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we plan to expand the research team to continue our investment in research operations to meet the growth content needs of our clients. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

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

We currently issue stock options, restricted stock and/or restricted stock units to our officers, directors and employees, and as a result we record compensation expense in our condensed consolidated statements of operations. The amount and timing of the compensation expense that we record depends on the amount and types of equity grants made. We plan to continue to use stock-based compensation for our officers, directors and employees, which may include, among other things, restricted stock, restricted stock units or stock option grants that typically will require us to record additional compensation expense in our condensed consolidated statements of operations and reduce our net income. Grants of equity awards may vest over time or based on achievement of pre-approved performance conditions and market conditions.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2016 and December 31, 2015 was approximately 6% and 5%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2016, we determined there was a net decline in the fair value of our ARS investments of approximately $160,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2016. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Stock-Based Compensation

We account for equity instruments issued in exchange for employee services using a fair-value based method, and we recognize the fair value of such equity instruments as an expense in the condensed consolidated statements of operations. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, which requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the stock option. For equity instruments that vest based on a market condition, we estimate the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model, which also requires us to estimate the dividend yield, expected volatility, risk-free interest rate and expected life of the equity instruments. These assumptions and the estimation of expected forfeitures are based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior, expected future employee option exercise patterns, and the historical volatility of our stock price. For equity instruments that vest based on performance, we assess the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If our initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2016. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

In February 2015, as a result of our product development efforts, we launched the improved Apartments.com website with a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. In conjunction with the launch, we ceased using the database technology acquired in the acquisition of Apartments.com. We evaluated the acquired database technology for impairment during the first quarter of 2015 and determined that the carrying value of the acquired database technology was impaired as we had ceased using the asset. As a result, we recorded an impairment charge of approximately $1 million in cost of revenues in the condensed consolidated statements of operations within our North America operating segment for the nine months ended September 30, 2015.

In June 2015, following the June 1, 2015 acquisition of Apartment Finder, the Company decided to cease providing certain Apartment Finder services. Additionally, in June 2015, the Company decided to cease development work related to a development project within Apartment Finder. The Company evaluated the acquired customer base and acquired database technology for impairment during the second quarter of 2015 and, based on that evaluation, determined that the customer base and database technology assets associated with the ceased services and development work were impaired as they were not expected to provide any economic benefit to the Company. The Company recorded an impairment charge of approximately $1 million, most of which was recorded in general and administrative expenses in the condensed consolidated statements of operations within the Company's North America operating segment for the nine months ended September 30, 2015.

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

The following table shows our net income (loss) reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$23,201	$(5,362)	$55,498	$(26,455)
Purchase amortization in cost of revenues	5,736	9,964	17,119	22,887
Purchase amortization in operating expenses	5,550	7,153	17,602	21,260
Depreciation and other amortization	6,794	5,403	18,320	14,860
Interest income	(344)	(42)	(587)	(473)
Interest expense	2,498	2,363	7,462	7,060
Income tax expense (benefit), net	14,241	2,610	35,643	(4,199)
EBITDA	$57,676	$22,089	$151,057	$34,940

Net cash flows provided by (used in)
Operating activities	$61,368	$42,760	$143,732	$69,716
Investing activities	(3,946)	(14,282)	(17,435)	(203,529)
Financing activities	746	(4,379)	(25,054)	(17,496)

Comparison of Three Months Ended September 30, 2016 and Three Months Ended September 30, 2015

Revenues. Revenues increased to $213 million for the three months ended September 30, 2016, from $189 million for the three months ended September 30, 2015. The $24 million increase was primarily attributable to further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $170 million for the three months ended September 30, 2016, from $135 million for the three months ended September 30, 2015. The gross margin percentage increased to 80% for the three months ended September 30, 2016, from 72% for the three months ended September 30, 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $12 million. The decrease in cost of revenues was primarily due to a $4 million decrease in the amortization of intangible assets and a $4 million decrease in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $75 million for the three months ended September 30, 2016, from $81 million for the three months ended September 30, 2015, and decreased as a percentage of revenues to 35% for the three months ended September 30, 2016, compared to 43% for the three months ended September 30, 2015. The decrease in the amount and percentage of selling and marketing expenses was primarily due to a decrease in marketing expense for the wide-scale marketing campaign to generate brand awareness and site traffic for Apartments.com during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Software Development Expenses. Software development expenses increased to $19 million for the three months ended September 30, 2016, from $17 million for the three months ended September 30, 2015, and remained relatively consistent as a percentage of revenues at 9% for each of the three months ended September 30, 2016 and 2015. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses remained relatively consistent at $31 million for each of the three months ended September 30, 2016 and 2015, and decreased as a percentage of revenues to 14% for the three months ended September 30, 2016, compared to 16% for the three months ended September 30, 2015.

Purchase Amortization Expense. Purchase amortization expense decreased to $6 million for the three months ended September 30, 2016, compared to $7 million for the three months ended September 30, 2015, and decreased as a percentage of revenues to 3% for the three months ended September 30, 2016, compared to 4% for the three months ended September 30, 2015. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the three months ended September 30, 2015, compared to the three months ended September 30, 2016.

Interest and Other Income. Interest and other income increased to $344,000 for the three months ended September 30, 2016, from approximately $42,000 for the three months ended September 30, 2015. The increase was primarily due to our lower average cash and cash equivalent balance in 2015 resulting from the June 1, 2015 acquisition of Apartment Finder.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $2 million for each of the three months ended September 30, 2016 and 2015.

Income Tax Expense (Benefit), Net. Income tax expense, net increased to $14 million for the three months ended September 30, 2016, from $3 million for the three months ended September 30, 2015. This increase was primarily due to higher income before income taxes for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, as a result of our increased revenues and decreased operating expenses.

Comparison of Business Segment Results for Three Months Ended September 30, 2016 and Three Months Ended September 30, 2015

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

Segment Revenues. North America revenues increased to $206 million for the three months ended September 30, 2016, from $183 million for the three months ended September 30, 2015. This increase in North America revenue was primarily due to further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues remained relatively consistent at $7 million for each of the three months ended September 30, 2016 and 2015, primarily due to the fact that an increase in revenues due to further penetration of our subscription-based services resulting from sales of CoStar Suite was offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA increased to $56 million for the three months ended September 30, 2016, from $21 million for the three months ended September 30, 2015. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA remained relatively consistent at $1 million for each of the three months ended September 30, 2016 and 2015, primarily due to the fact that an increase in revenues was offset by the negative impact of foreign currency fluctuations. North America EBITDA includes an allocation of approximately $70,000 and $225,000 for the three months ended September 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $113,000 and $74,000 for the three months ended September 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Comparison of Nine Months Ended September 30, 2016 and Nine Months Ended September 30, 2015

Revenues. Revenues increased to $619 million for the nine months ended September 30, 2016, from $519 million for the nine months ended September 30, 2015. The $100 million increase was primarily attributable to increased revenues of approximately $55 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $492 million for the nine months ended September 30, 2016, from $375 million for the nine months ended September 30, 2015. The gross margin percentage increased to 79% for the nine months ended September 30, 2016, from 72% for the nine months ended September 30, 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $16 million. The decrease in cost of revenues was primarily due to a $6 million decrease in the amortization of intangible assets and a $6 million decrease in research personnel costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $231 million for the nine months ended September 30, 2016, from $242 million for the nine months ended September 30, 2015, and decreased as a percentage of revenues to 37% for the nine months ended September 30, 2016, compared to 47% for the nine months ended September 30, 2015. The decrease in the amount and percentage of selling and marketing expenses was primarily due to a decrease in marketing expense for the wide-scale marketing campaign to generate brand awareness and site traffic for Apartments.com during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Software Development Expenses. Software development expenses increased to $57 million for the nine months ended September 30, 2016, from $49 million for the nine months ended September 30, 2015, and remained relatively consistent as a percentage of revenues at 9% for each of the nine months ended September 30, 2016 and 2015. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $88 million for the nine months ended September 30, 2016, from $86 million for the nine months ended September 30, 2015, and decreased as a percentage of revenues to 14% for the nine months ended September 30, 2016, compared to 17% for the nine months ended September 30, 2015. The increase in the amount of general and administrative expenses was primarily due to an increase in bad debt expense.

Purchase Amortization Expense. Purchase amortization expense decreased to $18 million for the nine months ended September 30, 2016, compared to $21 million for the nine months ended September 30, 2015, and decreased as a percentage of revenues to 3% for the nine months ended September 30, 2016, compared to 4% for the nine months ended September 30, 2015. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016.

Interest and Other Income. Interest and other income increased to approximately $587,000 for the nine months ended September 30, 2016, compared to approximately $473,000 for the nine months ended September 30, 2015. The increase was primarily due to our higher average cash, cash equivalent and investment balances during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $7 million for each of the nine months ended September 30, 2016 and 2015.

Income Tax Expense, Net. Income tax expense (benefit), net changed to a $36 million income tax expense for the nine months ended September 30, 2016, from a $4 million income tax benefit for the nine months ended September 30, 2015. This change was primarily due to higher income before income taxes for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, as a result of our increased revenues and decreased operating expenses.

Comparison of Business Segment Results for Nine Months Ended September 30, 2016 and Nine Months Ended September 30, 2015

Segment Revenues. North America revenues increased to $599 million for the nine months ended September 30, 2016, from $500 million for the nine months ended September 30, 2015. This increase in North America revenue was primarily due to increased revenue of approximately $55 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $21 million for the nine months ended September 30, 2016, compared to $19 million for the nine months ended September 30, 2015. This increase was primarily due to further penetration of our subscription-based services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA increased to $148 million for the nine months ended September 30, 2016, from $33 million for the nine months ended September 30, 2015. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA increased to $3 million for the nine months ended September 30, 2016, from $2 million for the nine months ended September 30, 2015. The increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $379,000 and $763,000 for the nine months ended September 30, 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company's North America operating segment. International EBITDA includes a corporate allocation of approximately $246,000 and $200,000 for the nine months ended September 30, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash, cash equivalents and short-term investments increased to $523 million as of September 30, 2016 compared to cash and cash equivalents of $422 million as of December 31, 2015. The increase in cash, cash equivalents and short-term investments for the nine months ended September 30, 2016 was primarily due to net cash provided by operating activities of approximately $144 million, partially offset by payments of long-term debt of $20 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $144 million compared to approximately $70 million for the nine months ended September 30, 2015. This $74 million increase was primarily due to an increase of $98 million in net income plus non-cash items, partially offset by a net decrease of $24 million in changes in operating assets and liabilities. The $24 million net decrease in changes in operating assets and liabilities was primarily due to differences in timing of payments of disbursements.

Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $17 million compared to approximately $204 million for the nine months ended September 30, 2015. This $187 million decrease in investing activities was primarily due to the $177 million of cash used for the acquisition of Apartment Finder on June 1, 2015 compared to the $10 million of cash used for the acquisitions of Thomas Daily and certain assets related to the business operations of Apartment Finder's independent distributors for the nine months ended September 30, 2016.

Net cash used in financing activities was approximately $25 million for the nine months ended September 30, 2016 compared to approximately $17 million for the nine months ended September 30, 2015. This $8 million increase in net cash used in financing activities was primarily due to an increase in the payments of long-term debt resulting from a $15 million prepayment of the principal payments for our term loan facility due over the next three quarters on April 29, 2016.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions.

During the nine months ended September 30, 2016, we incurred capital expenditures of approximately $12 million. We expect to make aggregate capital expenditures in 2016 of approximately $18 million to $23 million, primarily related to the build out of leased office space and investment in technology, including the Richmond research headquarters.

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

To date, we have grown in part by acquiring other companies and we expect to continue to make acquisitions. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

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

The term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of September 30, 2016, maturities of our borrowings under the 2014 Credit Agreement for each of the next three years ended September 30, 2017 to 2019, are expected to be $25 million, $50 million and $270 million, respectively. On April 29, 2016, we prepaid the principal payments for our term loan facility due over the next three quarters, for an aggregate prepayment amount of $15 million.

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

The 2014 Credit Agreement requires us to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended September 30, 2016, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended September 30, 2016, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict our ability to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. We were in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, no amounts were outstanding under our revolving credit facilities. Total interest expense for our term loan facilities and revolving credit facilities was approximately $2 million for each of the three months ended September 30, 2016 and 2015. Total interest expense for our term loan facilities and revolving credit facilities was approximately $7 million for each of the nine months ended September 30, 2016 and 2015. Interest expense included amortized debt issuance costs of approximately $797,000 and $830,000 for the three months ended September 30, 2016 and 2015, respectively. Interest expense included amortized debt issuance costs of approximately $2 million for each of the nine months ended September 30, 2016 and 2015. Total interest paid for the term loan facility and revolving credit facility was approximately $2 million for each of the three months ended September 30, 2016 and 2015. Total interest paid for the term loan facility and revolving credit facility was approximately $5 million for each of the nine months ended September 30, 2016 and 2015.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

As of September 30, 2016, we had $12 million par value of short-term and long-term investments in student loan ARS, which failed to settle at auctions. The majority of these investments are of high credit quality with AAA credit ratings and are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. While we continue to earn interest on these investments, most of the investments are not liquid in the short-term. In the event we need to immediately access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these investments below par value in order to operate our business in the foreseeable future.

Recent Accounting Pronouncements

See Note 2 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements and related disclosures.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2016, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $10 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2016. As of September 30, 2016, we had $523 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of September 30, 2016, we had $345 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of September 30, 2016, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually. Based on our outstanding borrowings as of September 30, 2016, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2016, $12 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2016, we determined that there was a net decline in the fair value of our ARS investments of approximately $160,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of September 30, 2016. As of September 30, 2016, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2016	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	204		$218.96	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	2,721		206.30	—	—
Total	2,925	(1)	$207.19	—	—

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

COSTAR GROUP, INC.
Date:	October 27, 2016	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.