Form 10-K
period 2016-12-31
COSTAR GROUP INC
filed 2017-02-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Based on the closing price of the common stock on June 30, 2016 on the Nasdaq Global Select Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $7 billion.

As of February 17, 2017, there were 32,599,696 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Report.

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

Strategy

Our strategy is to provide industry professionals and consumers of commercial real estate and apartments with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on commercial real estate and apartments and the right tools to be able to effectively utilize that information. Over time, we have expanded our services for commercial real estate information, analytics and online marketplaces in an effort to continue to meet the needs of the industry as it grows and evolves. We have also extended our offering of comprehensive commercial real estate information geographically to include the U.K., Canada, Spain, Germany and France, through acquisitions and internal growth and development. Information about CoStar’s revenues from, and long-lived assets and total assets located in, foreign countries is included in Notes 2 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Revenues; net income (loss) before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”); and total assets and liabilities for each of our segments are set forth in Note 12 to our consolidated financial statements. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Our LoopNet subscription-based online marketplace enables commercial property owners, landlords, and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use LoopNet extensively to search for available property listings that meet their criteria.

Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ApartmentHomeLiving.comTM, WestsideRentals.com®, and Apartamentos.comTM, our recently launched apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Our apartment marketing network draws on and leverages CoStar’s multifamily database, which contains detailed information on apartment properties. We designed the Apartments.com, ApartmentFinder.com and Apartamentos.com websites, which were launched in February 2015, December 2015 and February 2017, respectively, to meet renter preferences and demands, which we believe will drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. The sites provide a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, the sites also offer innovative search tools such as the PolygonTM Search tool, which allows renters to specifically define the area in which they want to find an apartment. Apartments.com and Apartamentos.com also offer Plan Commute tools, which allow renters to search property listings that meet their transportation needs. On January 31, 2017, we acquired WestsideRentals.com, an apartment marketing site specializing in Southern California real estate rentals, and added it to our network of apartment marketing sites.

We are the exclusive third party provider of listings in apartment communities with 50 units or more to websites owned and operated by News Corp. subsidiary Move, Inc. - realtor.com®, move.com, and doorsteps.com - with advertiser content from Apartments.com and ApartmentFinder.com. This arrangement enables us to promote the apartment communities of our advertisers across the “Apartments Network” consisting of Apartments.com, ApartmentFinder.com, ApartmentHomeLiving.com, Apartamentos.com, WestsideRentals.com, realtor.com, move.com and doorsteps.com - eight major apartment and real estate rental websites, increasing traffic across our network of apartment marketing websites, and in turn increasing the lead flow to our advertisers’ communities.

Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our LandsofAmerica services, which include LandAndFarm, provide an online marketplace for rural lands for sale that is also accessible via our Land.com domain.

We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings; portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We have created and are continually improving our standardized platform of information, analytics and online marketplaces where members of the commercial real estate and related business community can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized commercial real estate information.

Our standardized platform includes the most comprehensive proprietary database in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and online marketplaces; a large team of analysts and economists; and a large, diverse base of clients. Our database has been developed and enhanced for more than 29 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated approximately 100 proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services and provides content for most of our online marketplace services. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data for our customers.

Our subscription-based services consist primarily of information, analytics, and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis.

Expansion and Growth

Acquisitions

We have continually expanded the geographical coverage of our existing information services and developed new information, analytics and online marketplace services. In addition to internal growth, we have grown our business through strategic acquisitions. Our more recent acquisitions include the April 1, 2014 purchase of certain assets and assumption of certain liabilities related to the Apartments.com business (collectively referred to as “Apartments.com”), a national online apartment rentals resource for renters, property managers and owners, from Classified Ventures, LLC (“CV”). On June 1, 2015, to further support our expansion into the multifamily vertical, we acquired Network Communications, Inc. (“NCI”), including its Apartment Finder business (collectively referred to as “Apartment Finder”). Apartment Finder provides lead generation, advertising, and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.com. On July 1, 2015, we acquired the assets of Belbex Corporate, S.L. (“Belbex”), a small commercial real estate information provider operating in Madrid, Spain. On May 3, 2016, we acquired Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. Most recently, on January 31, 2017, we acquired Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC), an online marketplace specializing in Southern California real estate rentals, and its affiliated entity Westside Credit Services, LLC, a provider of credit checks and tenant screening for landlords in the Southern California real estate rental market.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell existing services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

The launch of the Apartments.com website and the ApartmentFinder.com website in 2015 are examples of our software development efforts to improve existing services, introduce new services, and integrate and cross-sell existing services. We believe the improved sites, enhanced search capabilities, availability of information regarding real-time vacancies and our continued development and introduction of enhancements to our online apartment rental marketplaces have attracted more consumers, making the sites more attractive to property managers, which has also increased our cross-selling opportunities. In addition, we recently launched Apartamentos.com, an apartment-listing site offered exclusively in Spanish built and tailored to meet the needs of Spanish language households in the U.S., which is believed to represent approximately 20 percent of the U.S. renter population. We believe greater functionality makes our services valuable to an even broader audience and helps us increase sales of our services to brokers, banks, owners, institutional investors and other industry participants. We expect technology enhancements to drive continued revenue growth in 2017 and the foreseeable future.

In 2016, we began working to further integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create operating efficiencies and improve the data available to our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out, or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. We continue to assess the timing and potential impact of transitioning the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. When we implement this shift, we will seek to convert LoopNet information customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from the elimination or phasing out of the LoopNet information services or any other service offering, if implemented.

Our revenues have increased as a result of revenues from acquired businesses and from cross-selling opportunities among the customers of CoStar and the acquired companies. We expect to continue to increase revenues as a result of such cross-selling opportunities. We may incur increased expenses in connection with any marketing and sales campaigns involving cross-selling opportunities and initiatives, and in connection with promotion of our new services and brands.

We are expanding the geographic reach of our North America services. In 2014, we began offering our services in Toronto, Canada. Building on our experience in Toronto, we have expanded and are continuing to expand our research into additional Canadian cities. In the second quarter of 2015, we began offering services in Calgary and Vancouver. In the second quarter of 2016, we began offering services in Ottawa and in the third quarter of 2016, we began offering services in Edmonton. On July 1, 2015, we expanded our International services into Madrid, Spain through the acquisition of the assets of Belbex, a small commercial real estate information provider operating in Madrid, Spain. Further, on May 3, 2016, we expanded our International services into key markets in Germany, through the acquisition of Thomas Daily, a commercial real estate news and information provider operating in Freiburg, Germany. We believe that our integration efforts and continued investments in our services, including expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company and our service offerings in North America and internationally. We plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. We are also investing in our research operations to support continued growth of our information and analytics offerings, to support the Apartments.com network, to expand into additional Canadian markets and to provide services in Madrid, Spain and key markets in Germany. We recently established our research operations headquarters in Richmond, Virginia, and plan to expand our research team and continue investing in research operations to meet the growing content needs of our clients. While we believe investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our financial position.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to generate losses and negative cash flow from operations in the future. We expect to continue our software development efforts to improve existing services, introduce new services, integrate products and services, cross-sell existing services, and expand and develop supporting technologies for our research and sales and marketing organizations. We are committed to continuing to support and improve our information, analytics and online marketplace solutions.

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

The commercial real estate and related business community historically operated in an inefficient marketplace because of the fragmented approach to gathering and exchanging information within the marketplace. Various organizations, including hundreds of brokerage firms, directory publishers and local research companies, collected data on specific markets and developed software to analyze the information they independently gathered. This highly fragmented methodology resulted in duplication of effort in the collection and analysis of information, excessive internal cost and the creation of non-standardized data containing varying degrees of accuracy and comprehensiveness, resulting in a formidable information gap.

The creation of a standardized information platform for commercial real estate requires infrastructure including a standardized database, accurate and comprehensive research capabilities, experienced analysts, easy to use technology and intensive participant interaction. By combining our extensive database, researchers and outside contractors, our experienced team of analysts and economists, technological expertise and broad customer base, we believe that we have created such a platform.

Within the apartment rental community, most apartment listing websites primarily supply only the listings that property owners pay to advertise and often return results that are inconsistent with the renter's search criteria. These limited results generally do not provide information about the actual rental availabilities. We believe that consumers expect accurate, actionable and comprehensive apartment rental information. To create the Apartments.com, ApartmentFinder.com, and Apartamentos.com websites, we drew on our multifamily database and undertook a research effort collecting and verifying information and visiting and photographing properties. With the Apartments.com, ApartmentFinder.com and Apartamentos.com websites, we believe that we created easily searchable sites with a comprehensive selection of rentals, information on actual rental availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other important facts.

CoStar’s Comprehensive Database

CoStar has spent more than 29 years building and acquiring a database of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images. This highly complex database is comprised of hundreds of data fields, tracking such categories as location, site and zoning information, building characteristics, space and unit availability, tax assessments, ownership, sales and lease comparables, space requirements, number of retail stores, number of listings, mortgage and deed information, for-sale and for-lease listings, income and expense histories, tenant names, lease expirations, contact information, historical trends, demographic information and retail sales per square foot. The database also includes building photographs, aerial photographs, 3D virtual apartment tours, plat maps and floor plans.

CoStar Research

We have developed a sophisticated data collection organization utilizing a multi-faceted research process. In 2016, our full time researchers and contractors conducted millions of interviews of brokers, owners, tenants, apartment community owners and property managers. We recently established our research operations headquarters in Richmond, Virginia. We expect the Richmond research headquarters will be a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services.

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

CoStar has an extensive field research effort that includes physical inspection of properties in order to research new markets, find additional property inventory, photograph properties and verify existing information. In 2016, our field researchers drove millions of miles and conducted hundreds of thousands of on-site building inspections. CoStar's field research effort also includes creating high quality videos of interior spaces (including walk-through videos and 3D virtual apartment tours of apartment communities), amenities and exterior features of properties. CoStar utilizes high-tech, field research vehicles across the U.S., Canada, the U.K. and Spain. A significant majority of these vehicles are customized, energy efficient hybrid cars that are equipped with computers, proprietary Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to help precisely measure buildings, geo-code them and position them on digital maps. Each CoStar vehicle uses wireless technology to track and transmit field data. A typical site inspection consists of photographing the building, measuring the building, geo-coding the building, capturing “For Sale” or “For Lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Certain researchers canvass properties, collecting tenant data suite by suite. We also utilize a low-flying airplane to conduct aerial research of commercial real estate. We place researchers on the low-flying aircraft to scout additional commercial developments and take aerial photographs and videos.

Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities allow us to use a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps, aerial photographs and 3D virtual apartment tours of apartment communities, all of which enhance various CoStar services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, analytics and online marketplaces and include what we believe are standard terms, such as a contract term ranging from one to five years, automatic renewal of the contract and fixed periodic license fees or a combination of fixed periodic license fees plus additional fees based upon our usage.

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

Our information technology team is responsible for developing, improving and maintaining CoStar's information, analytics and online marketplace services. Our information technology team is also responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, analytics and online marketplaces and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls designed to increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique within the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar's sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services.

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

Our principal information, analytics and online marketplace services as of January 31, 2017, are described in the following paragraphs:

CoStar

CoStar Property Professional®  CoStar Property Professional, or “CoStar Property,” is the Company’s flagship service. It provides subscribers a comprehensive inventory of office, industrial, retail and multifamily properties and land in markets throughout the U.S., the U.K. and parts of Canada, including for-lease and for-sale listings, historical data, building photographs, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search capabilities as well as a user controlled, password protected extranet (or electronic “file cabinet”) where brokers may share space surveys and transaction-related documents online, in real time, with team members. When used together with CoStar Connect®, CoStar Property enables subscribers to share space surveys and transaction-related documents with their clients, accessed through their corporate website. CoStar Property, along with all of CoStar’s other core information, analytics and online marketplaces, is delivered solely via the Internet.

•CoStar Lease Analysis® CoStar Lease Analysis is an integrated workflow tool that allows subscribers to incorporate CoStar data with their own data to perform in-depth lease analyses. CoStar Lease Analysis can be used to produce an understandable cash flow analysis as well as key metrics about any proposed or existing lease. It combines financial modeling with CoStar’s comprehensive property information, enabling the subscriber to compare lease alternatives.

CoStar COMPS Professional®  CoStar COMPS Professional, or “CoStar COMPS,” provides comprehensive coverage of comparable commercial real estate sales information in the U.S., the U.K. and parts of Canada. It is the industry’s most comprehensive database of comparable sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. CoStar COMPS offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties in three formats – plotted on a map, aerial image or in a table.

CoStar Tenant®  CoStar Tenant is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related tenant information available in the U.S., the U.K. and parts of Canada. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

CoStar Go®  CoStar Go is an iPad application that integrates and provides subscribers of CoStar Suite mobile access to our comprehensive property, comparable sales and tenant information in our suite of online service offerings – consisting of CoStar Property Professional, CoStar COMPS Professional and CoStar Tenant. CoStar Go provides a single, location-centric mobile interface that allows users to access and display comprehensive information on millions of properties and gain instant access to analytic data and demographic information from the field.

CoStar Market AnalyticsTM CoStar Market Analytics is an analytics platform for owners, investors and lenders, and provides a comprehensive view of the commercial real estate market, including competitive properties, sale comparables, lease comparables, market trends, economic forecasting, etc.

CoStar Lease Comps CoStar Lease Comps, included as part of CoStar Suite® services, provides subscribers an integrated solution that captures, manages and maintains their lease data. CoStar Lease Comps also analyzes lease data.

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

CoStar Portfolio Strategy®   CoStar Portfolio Strategy services are designed to meet the research and risk management needs of commercial real estate owners, investors, lenders and government regulators. CoStar Portfolio Strategy leverages its staff of analysts, economists, and strategists to consult with clients on investment and lending strategies, including custom strategic research and portfolio strategy, target market selection, capital-raising initiatives, relative value and custom scenario analyses, and acquisition and disposition studies.

•CoStar Risk Analytics® COMPASS CoStar Risk Analytics COMPASS is a commercial real estate risk management tool. It allows users to calculate Probability of Default, Loss Given Default, Expected Loss and Unexpected Loss at various confidence levels for a loan or a portfolio. It provides direct comparisons of credit risk and refinance risk across Time, Market, Property Type and Loan Structure for all macroeconomic forecast (including Federal Stress Testing / Comprehensive Capital Analysis and Review (“CCAR”)) scenarios. CoStar Risk Analytics COMPASS is used by lenders, issuers, servicers, ratings agencies and regulators to estimate required loss reserves, economic capital and regulatory capital, target lending opportunities, set pricing strategy, objectively compare/price loans, more effectively allocate capital, manage refinance risk and conduct stress testing. Clients for CoStar Risk Analytics COMPASS services or data include most of the Systemically Important Financial Institutions (“SIFIs”) as well as a large number of other top-500 banks, insurance companies, hedge funds and government financial regulators.

CoStar Investment Analysis® Portfolio Maximizer CoStar Investment Analysis Portfolio Maximizer is an industry leading real estate portfolio management software solution. CoStar Investment Analysis Portfolio Maximizer allows users to model partnership structures, calculate waterfall distributions and fees, model and analyze debt obligations and create multiple “what if” scenarios for alternative investment decisions.

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

CoStar Real Estate Manager® Retail Edition  CoStar Real Estate Manager Retail Edition is a real estate management software solution designed for company executives, real estate dealmakers and store planning and construction managers. CoStar Real Estate Manager Retail Edition helps users to utilize comprehensive and real-time data to establish goals and store strategies, manage the execution of real estate strategies, summarize critical portfolio data to drive cost-saving decisions and benchmark prerequisite store-level information and metrics for maximizing location performance through proactive portfolio management. CoStar Real Estate Manager also provides lease abstraction and data review services in order to facilitate the effective implementation of this software solution.

CoStar Private Sale Network® CoStar Private Sale Network provides clients with custom-designed and branded websites to market their listings directly to investors. CoStar Private Sale Network allows investors to customize a commercial real estate website and build and send email communications to announce listings, calls for offers and bid deadlines.

CoStar Brokerage Applications® CoStar Brokerage Applications provides users with access to the latest tools to effectively manage and optimize business operations. These structured and consistent project management tools allow users to track critical dates, employee or organization-wide results and current and prospective projects.

LoopNet

LoopNet® Basic and Premium Membership We offer two types of memberships on the LoopNet marketplace, basic and premium. Basic membership is available free-of-charge to anyone who registers at our LoopNet website and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. As of January 31, 2017, LoopNet had approximately 10.8 million registered members, of which 82,000 were premium members.

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

Apartments.com

Apartments.comTM  Apartments.com, part of our network of apartment marketing sites, provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community, including featured community listings, customized flyers and brochures, and special offer coupons.

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

Apartamentos.comTM Apartamentos.com, part of our network of apartment marketing sites, provides Spanish speaking renters with a national online apartment rentals resource offered exclusively in Spanish, with the same primary features found on Apartments.com.

WestsideRentals.com® WestsideRentals.com, part of our network of apartment marketing sites, specializes in Southern California real estate rentals.

LandsofAmerica

LandsofAmericaTM and LandAndFarmTM LandsofAmerica.com and LandAndFarm.com are leading online marketplaces for rural land for sale. Sellers pay a fee to list their land for sale, and interested buyers can search the respective sites' listings for free. The LandsofAmerica.com and LandAndFarm.com websites are also accessible via our Land.com domain.

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

Clients

We draw clients from across the commercial real estate and related business community, including commercial real estate brokers, owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in commercial real estate. For the years ended December 31, 2014, 2015 and 2016, no single client accounted for more than 5% of our revenues.

Sales and Marketing

Our sales teams are primarily located in field sales offices throughout the U.S. and in offices outside of the U.S., including, among others, London, England; Glasgow, Scotland; Madrid, Spain; and Freiburg, Germany. Our inside sales teams are primarily located in our Washington, DC and Chicago, Illinois offices. These teams prospect for new clients and perform product and service demonstrations exclusively by telephone and over the Internet to support the direct sales force.

Our local offices typically serve as the platform for our in-market sales, customer support and field research operations for their respective regions. The sales force is responsible for selling to new prospects, training new and existing clients, providing ongoing customer support, renewing existing client contracts and identifying cross-selling opportunities. In addition, the sales force has primary front line responsibility for customer care. Our customer service and support staff is charged with ensuring high client satisfaction by providing ongoing customer support. In 2016, we formed a customer relationship team consisting of client relationship managers in the sales organization, to drive even greater usage of our products and services. The client relationship managers are responsible for training existing users, sharing market specific research with clients, ensuring accurate and timely listings and ensuring client driven product enhancement ideas are shared with our product development team.

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

Our primary marketing methods include: service demonstrations; face-to-face networking; web-based marketing; direct marketing; communication via our corporate website and news services; participation in trade show and industry events; Company-sponsored events; print advertising in trade magazines and other business publications; client referrals; and CoStar AdvisorTM, LoopNewsTM and other company newsletters distributed via email to our clients and prospects. In 2015, we launched the current Apartments.com and ApartmentFinder.com websites, each of which has a cleaner look, information about actual rental availabilities, rents and other fees, and better search functionality. To generate brand awareness and site traffic for Apartments.com after launch, we utilized a marketing campaign featuring television and radio advertising, online/digital advertising, social media and out-of-home ads and reinforced that advertising with Search Engine Marketing. We also support Apartment Finder through Search Engine Marketing. In early 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We currently plan to continue to utilize these marketing methods and will continue to work to determine the optimal level of marketing investment for our services for future periods.

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

We currently offer dozens of webinars each year aimed at helping customers learn more about the commercial real estate industry and how to use our services. The webinars are available both as live presentations and as on-demand programs hosted on our website. On a monthly basis, we issue the CoStar Commercial Repeat Sales Index ("CCRSI"), a comprehensive set of benchmarks that investors and other market participants can use to better understand commercial real estate price movements. CCRSI is produced using our underlying data and is publicly distributed by CoStar through the news media and made available online at http://www.costargroup.com/costar-news/ccrsi.

Our sales and marketing efforts have focused and will continue to focus on cross-selling and marketing our services. Similar to our prior acquisitions, we have been cross-selling, and plan to continue to cross-sell, the services offered by Apartments.com and ApartmentFinder.com and the other services we offer, including, but not limited to CoStar Market Analytics. We will also continue to focus on upselling LoopNet information users to CoStar as we phase out the LoopNet information service offerings.

Competition

The market for information, analytics and online marketplaces generally is competitive and rapidly changing. In the commercial real estate and apartment rentals industries, we believe the principal competitive factors affecting these services and providers are:

•	quality and depth of the underlying databases;

•	ease of use, flexibility and functionality of the software;

•	intuitiveness and appeal of the user interface;

•	timeliness of the data, including listings;

•	breadth of geographic coverage and services offered;

•	completeness and accuracy of content;

•	client service and support;

•	perception that the service offered is the industry standard;

•	price;

•	effectiveness of marketing and sales efforts;

•	proprietary nature of methodologies, databases and technical resources;

•	vendor reputation;

•	brand loyalty among customers; and

•	capital resources.

We compete directly and indirectly for customers with the following categories of companies:

•
online marketing services or websites targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as commercialsearch.com, PropertyLine.com, Reed Business Information Limited, officespace.com, MrOfficeSpace.com, TenantWise, www.propertyshark.com, Rofo, BuildingSearch.com, CIMLS, CompStak, Rightmove, estatesgazette.com and DebtX;

•
publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as Xceligent, eProperty Data, CBRE Economic Advisors, Marshall & Swift, Yale Robbins, Reis, Real Capital Analytics, The Smith Guide, Yardi Matrix, Axiometrics, Inc., ReScour, Inc. and RealMassive;

•	Internet listing services featuring apartments for rent, such as ApartmentGuide.com, ForRent.com, Zillow Rentals, Trulia Rent, Craigslist, ApartmentList.com, Rent.com and Move.com;

•
locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Xceligent, Catalyst, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors, the Commercial Association of Realtors Data Services and the Association of Industrial Realtors;

•	real estate portfolio management software solutions, such as Cougar Software, MRI Software, Altus and Intuit;

•	real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software, Lucemex and AMT;

•	in-house research departments operated by commercial real estate brokers; and

•	public record providers.

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

We maintain U.S. and international trademark registrations for CoStar’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. Our federally registered trademarks include CoStar®, CoStar Property®, CoStar COMPS Professional®, CoStar Tenant®, CoStar Go®, CoStar Lease Analysis®, CoStar Showcase®, and LoopNet®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic. We consider our trademarks in the aggregate to constitute a valuable asset. In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have one granted patent in the U.K., which expires in 2021, covering, among other things, certain of our field research methodologies and seven patents in the U.S. which expire in 2020, 2021 (2 patents), 2022 (2 patents), 2025 and 2032, respectively, covering, among other things, critical elements of CoStar’s proprietary field research technology and mapping tools. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or on our portfolio of patents as a whole.

Employees

As of January 31, 2017, we employed 3,064 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent. In common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected three fellow employees to form a Works Council, which represents our employees at the location and has certain rights to receive information from us and engage us in discussions under applicable law.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2017 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, EBITDA, adjusted EBITDA, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, net income (loss), net income (loss) per share, fully diluted net income (loss) per share, weighted-average outstanding shares, taxable income (loss), cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, effective tax rate, equity compensation charges, future taxable income, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400.0 million term loan facility available to us under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Thomas Daily, Westside Rentals and the assets of Belbex, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; our ability to transition the Westside Rentals service platform to our model; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to integrate the backend systems of CoStar and LoopNet and subsequently create operating efficiencies and provide improved data to our customers; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner and minimize the impact of that transition on revenue; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We may not be able to successfully introduce new or upgraded information, analytics and online marketplace services or combine or shift focus from services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of customers and potential customers, and to introduce new and upgraded services into the marketplace. To be successful, we must adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and online marketplace services. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. As we continue to combine our operations with those that we have acquired, we must continue to assess the purposes for which various services may be used alone or together, and how we can best address those uses through stand-alone services or combinations of coordinating applications thereof. In addition, successfully launching and selling a new or upgraded service puts pressure on our sales and marketing resources. In 2015, we launched the current Apartments.com and the ApartmentFinder.com websites, both after completing extensive product development. To generate brand awareness and site traffic for Apartments.com, we utilize a multi-channel marketing campaign. The launch of the sites and/or the marketing campaign may not continue to increase brand awareness, site traffic and/or revenues. If we are unsuccessful in obtaining greater market share, we may not be able to offset the expenses associated with the launch and marketing campaign, which could have a material adverse effect on our financial results.

If we are unable to develop new or upgraded services or decide to combine, shift focus from, or phase out a service that overlaps or is redundant with other services we offer, then our customers may choose a competitive service over ours and our revenues may decline and our profitability may be reduced. For example, we continue to assess the timing and potential impact of transitioning the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We expect to see a short-term reduction in revenues and earnings, as well as reduced search engine optimization, when we implement this transition. Although we continue to assess the timing and best strategy to implement this shift and plan to seek to convert customers to higher value, more profitable annual subscription information services, which should increase revenues and earnings over time, we cannot predict with certainty whether we will be successful in shifting customers to higher value, more profitable subscriptions and, consequently, in offsetting any reduction in revenues and earnings. Therefore, when we make this transition, our revenues and earnings may ultimately decline. In addition, if we incur significant costs in developing new or upgraded services or combining and coordinating existing services, if we are not successful in marketing and selling these new services or upgrades, or if our customers fail to accept these new or combined and coordinating services, then there could be a material adverse effect on our results of operations due to a decrease of our revenues and a reduction of our profitability.

A downturn or consolidation in the commercial real estate industry may decrease customer demand for our services. The commercial real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; rising interest rates and slowing transaction volumes that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; and unanticipated disasters and other adverse events such as slowing of the growth in the working age population resulting in reduced demand for all types of real estate. A reversal of improvements in the commercial real estate industry’s leasing activity and absorption rates or a renewed downturn in the commercial real estate market may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed commercial real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenues by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.

Negative general economic conditions could increase our expenses and reduce our revenues. Our business and the commercial real estate industry are particularly affected by negative trends in the general economy. The success of our business depends on a number of factors relating to general global, national, regional and local economic conditions, including perceived and actual economic conditions, recessions, inflation, deflation, exchange rates, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. Negative general economic conditions could adversely affect our business by reducing our revenues and profitability. If we experience greater cancellations or reductions of services and failures to timely pay, and we do not acquire new clients or sell new services to our existing clients, our revenues may decline and our financial position would be adversely affected.  Adverse national and global economic events, as well as any significant terrorist attack, are likely to have a dampening effect on the economy in general, which could negatively affect our financial performance and our stock price. Further actions or inactions of the U.S. or other major national governments may also impact economic conditions, which could result in financial market disruptions or an economic downtown. Market disruptions may also contribute to extreme price and volume fluctuations in the stock market that may affect our stock price for reasons unrelated to our operating performance. In addition, a significant increase in inflation could increase our expenses more rapidly than expected, the effect of which may not be offset by corresponding increases in revenue. Conversely, deflation resulting in a decline of prices could reduce our revenues. In the current economic environment, it is difficult to predict whether we will experience significant inflation or deflation in the near future. A significant increase in either could have an adverse effect on our results of operations.

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and future revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.

We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We compete to attract advertisers. Our competition for advertisers may have significant brand recognition as well as greater numbers of direct sales personnel than we have and may generate more web traffic than we do, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition could be adversely affected.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, BizBuySell and LandsofAmerica, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com. We expect to continue to invest in sales and marketing, including sales and marketing for our other brands as we seek to grow the numbers of subscribers to, and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on the Apartments.com network of rental websites, our business, results of operations and financial condition could be adversely affected.

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

If we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace businesses depends, in part, on our ability to attract users to our websites. If we fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to existing subscribers and advertisers could be adversely affected. Our marketing expenses may increase in connection with our efforts to maintain or increase traffic to our websites. Our efforts to maintain or generate additional traffic to our marketplaces may not be successful. Even if we are able to attract additional users, increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products. We face competition to attract users to our marketplace websites. Our existing and potential competitors include companies that could devote greater technical and other resources than we have available to provide services that users might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract users away from our services or provide solutions similar to our own that have the advantage of better branding or marketing resources. If we are unable to increase traffic to our marketplaces, or if we are unable to generate enough additional revenues to offset increases in expenses related to increasing traffic to our marketplaces, our business and operating results could be adversely affected.

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com, depend on advertising revenues generated primarily through sales to persons in the real estate industry, including property managers and owners, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of unique visitors to, and users of, our websites and mobile applications;

•	the quantity and quality of the leads that we provide to our advertisers;

•	the success of any marketing and product development efforts directed at attracting additional users and advertisers to our marketplaces;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising dollars spent with us.

Further, with respect to the Apartments.com network of rental websites, our ability to attract and retain advertisers also depends on the current apartment rental market and apartment vacancy rates. If vacancy rates are too high or too low, advertisers may not need to utilize our marketplace services.

Many of the advertisers who advertise on our marketplaces do not have long-term contracts. These advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for advertising expire, we may not be successful in renewing these subscriptions or securing new subscriptions. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness of our services as compared to alternatives. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce or discontinue their advertising with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenues and business, results of operations and financial condition could be adversely affected.

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

If we are not able to successfully finance and/or integrate acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our strategy to acquire complementary companies or assets depends on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on synergies created through combinations; managing the integration of personnel and products or services; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions making it impossible or more costly to acquire complementary businesses. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.

Market volatility may have an adverse effect on our stock price. The trading price of our common stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including: economic factors or conditions; quarter-to-quarter variations in our operating results; changes in analysts’ estimates of our earnings; announcements by us or our competitors of technological innovations, new services, or other significant or strategic information; general conditions in the commercial real estate industry; general conditions of local, national or global economies; developments or disputes concerning copyrights or proprietary rights or other legal proceedings; and regulatory developments. In addition, the stock market in general, and the shares of Internet-related and other technology companies in particular, have historically experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies and may have the same effect on the market price of our common stock.

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

If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, database, services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on an intellectual property claim, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

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

Litigation or government investigations in which we become involved may significantly increase our expenses and adversely affect our stock price. Currently and from time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or government investigations in which we are involved, whether as plaintiff or defendant, could cost us a significant amount of time and money, could distract management’s attention away from operating our business, could result in negative publicity and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial position could be adversely affected. Our insurance may not be sufficient to cover any losses we incur in connection with litigation claims.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims and we could be subject to public notice requirements that may affect our reputation in the marketplace. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, analytics and online marketplaces to users.

Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate between our locations around the world and with our clients. We collect, use and disclose personally identifiable information, including among other things names, addresses, phone numbers and email addresses. We collect, store and use sensitive or confidential transaction information and, in certain circumstances, credit card information. In addition, we collect personal information from tenants and landlords, including social security numbers, dates of birth, financial information, tax returns, employment information, background checks and credit scores, which is used in the apartment rental application process and for verification of landlords. As a result, we are subject to a variety of state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Fair Credit Reporting Act. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us.

The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we have undertaken efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. We continue to review our business practices and the evolving regulations and may find it necessary or desirable to make further changes to our personal data handling or engage in additional efforts to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. Despite our efforts, we may be unsuccessful in establishing legitimate means of transferring certain data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

Our actual or alleged failure to comply with applicable privacy or data security laws, regulations and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition and results of operations.

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

Concern of prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from subscribing to our services. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, cardholders and transactions. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

These types of events or indicators and the resulting impairment analysis could result in goodwill impairment charges in the future, which would reduce our profitability. Impairment charges could negatively affect our financial results in the periods of such charges, which may reduce our profitability. As of December 31, 2016, we had approximately $1 billion of goodwill, including $1 billion in our North America operating segment and $27 million in our International operating segment.

If we are unable to obtain or retain listings from commercial real estate brokers, agents, property owners and apartment property managers, our commercial real estate ("CRE") marketplace services, including but not limited to LoopNet, the Apartments.com network of rental websites, CoStar Showcase, LandandFarm.com and LandsofAmerica.com, could be less attractive to current or potential customers, which could reduce our revenues. The value of our CRE marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. The success of our CRE marketplace services depends substantially on the number of property listings submitted by brokers, agents, property owners and, in the case of apartment rentals, property managers. This is because an increase in the number of listings increases the utility of the online service and of its associated search, listing and marketing services. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including BizBuySell and BizQuest, are also dependent on attracting and retaining listings.

If we are unable to convince commercial real estate professionals that our CRE marketplace services are superior to traditional methods of listing, searching and marketing commercial real estate, they could choose not to use those services, which could reduce our revenues or increase our expenses. The primary source of new customers for our CRE marketplace services is participants in the commercial real estate community. Many commercial real estate professionals are used to listing, searching and marketing real estate in traditional and off-line ways, such as by distributing print brochures, sharing written lists, placing signs on properties, word-of-mouth and newspaper advertisements. Commercial real estate and investment professionals may prefer to continue to use traditional methods or may be slow to adopt and accept our online products and services. If we are not able to persuade commercial real estate participants of the efficacy of our online products and services, they may choose not to use our CRE marketplace services, which could negatively impact our business. Similarly, if we are unable to convince the business and investment community to utilize our online business for sale marketplaces rather than traditional methods of listing and marketing businesses for sale, our revenues could be negatively affected.

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

If we are unable to increase our revenues or our operating costs are higher than expected, our profitability may decline and our operating results may fluctuate significantly. We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, professional fees and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position will be adversely affected. Additionally, we may not be able to sustain our revenue growth rates, and our percentage revenue growth rates may decline. Our ability to increase our revenues and operating profit will depend on increased demand for our services. Our sales are affected by, among other things, general economic and commercial real estate conditions. Reduced demand, whether due to changes in customer preference, a weakening of the U.S. or global economy, competition or other reasons, may result in decreased revenues and growth, adversely affecting our operating results.

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

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. Due to our acquisitions of CoStar U.K. Limited (formerly FOCUS Information Limited), Property and Portfolio Research Ltd., Grecam S.A.S., the assets of Belbex Corporate, S.L., Thomas Daily, as well as our expansion into Canada, a portion of our business is denominated in the British Pound, Euro and Canadian dollar. As a result, fluctuations in foreign currencies may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective, local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

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

The announcement of Brexit and the withdrawal of the U.K. from the E.U. may create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Further, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Changes in laws, regulations or fiscal and tax policies or the manner of their interpretation or enforcement could adversely impact our financial performance. New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In particular, there may be significant changes in U.S. laws and regulations by the new U.S. presidential administration that could affect a wide variety of industries and businesses, including our business. The new U.S. presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any of these changes to our business. If the new U.S. presidential administration materially modifies U.S. laws and regulations or fiscal and tax policies, our business, financial condition, and results of operations could be adversely affected.

Our indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our costs. On April 1, 2014, we entered into the 2014 Credit Agreement by and among CoStar, as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan facility and $150 million of the initial borrowing under the revolving credit facility to refinance the term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), including related fees and expenses, and pay a portion of the consideration and transaction costs related to the Apartments.com acquisition. The 2014 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

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

Negative conditions in the global credit markets may affect the liquidity of a portion of our long-term investments.  Currently, our long-term investments include mostly AAA-rated auction rate securities (“ARS”), which are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education. Continuing negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. As of December 31, 2016, we held $11 million par value of ARS, all of which failed to settle at auctions. When an auction fails for ARS in which we have invested, we may be unable to liquidate some or all of these securities at par. In the event we need or desire to immediately access these funds, we will not be able to do so until a future auction on these investments is successful, a buyer is found outside the auction process or an alternative action is determined. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss, which would reduce our profitability and adversely affect our financial position.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period. Based on this assessment of fair value, as of December 31, 2016, we determined there was a decline in the fair value of our ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and was recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2016. However, if changes in these assumptions occur, and, should those changes be significant, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to seasonality and market cyclicality, each of which could cause our stock price to be negatively affected. The commercial real estate market may be influenced by general economic conditions, economic cycles, annual seasonality factors and many other factors, which in turn may impact our financial results. The market is large and fragmented. The different sectors of the industry, such as office, industrial, retail, multifamily, and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. In addition, our results may be impacted by seasonality. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described below and elsewhere in this Annual Report on Form 10-K:

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

The consent order, which is publicly available on the FTC's website at http://www.ftc.gov/, requires CoStar to maintain certain business practices that the FTC believes are pro-competitive.  For example, the consent order requires CoStar to maintain its customary practice of selling its products separately and on a market-by-market basis. It also requires CoStar to license its products to customers who have bought its competitors' products on a non-discriminatory basis. In addition, CoStar is required to maintain its customary licensing practices with respect to the length of its contracts, to allow customers with multi-year contracts to cancel with one year's advance notice, and to agree to reduce the cost of any litigation with customers by offering to arbitrate certain disputes. In the event that CoStar fails or is unable to comply with the terms of the consent order, CoStar could be subject to an enforcement proceeding that could result in substantial fines and/or injunctive relief. Further, the provisions of the consent order may result in unanticipated adverse effects on the combined company and, therefore, reduce our ability to realize the anticipated benefits of the merger. For example, the terms of the consent order that require us to continue to sell our products separately may prohibit us from combining or eliminating certain business lines, products or services that we believe would result in a long-term positive impact on our revenues and earnings.

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

In addition to our downtown Washington, DC leased facility and our London, England facility, we established our research operations headquarters in Richmond, Virginia in the fourth quarter of 2016, in which we occupy 99,075 square feet of office space. In addition to the Richmond research facility, we also operate our research functions out of leased spaces in San Diego, California; Columbia, Maryland; and Glasgow, Scotland. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, among others, the following: Atlanta, Georgia; Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Irvine, California; Los Angeles, California; and San Francisco, California.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$200.62	$169.95
Second Quarter	$214.20	$193.36
Third Quarter	$218.43	$164.53
Fourth Quarter	$210.42	$170.07

Year Ended December 31, 2016
First Quarter	$199.73	$148.90
Second Quarter	$218.66	$176.85
Third Quarter	$224.10	$204.82
Fourth Quarter	$215.75	$180.29

As of February 1, 2017, there were 1,280 holders of record of our common stock.

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

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the years ended December 31, 2015 and 2016.

Issuer Purchases of Equity Securities.  The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2016	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	399		$216.06	—	—
November 1 through 30	—		—	—	—
December 1 through 31	9,600		183.88	—	—
Total	9,999	(1)	$185.16	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2007 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date or the immediately preceding business day. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•	An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index; and

•	An equal investment in the S&P 500 Internet Software & Services Index.

The comparison covers the period beginning December 31, 2011, and ending on December 31, 2016, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

Company / Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
CoStar Group, Inc.	$100.00	$133.93	$276.61	$275.18	$309.74	$282.47
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Internet Software & Services Index	100.00	119.83	178.29	190.06	253.38	266.49

Item 6.	Selected Consolidated Financial and Operating Data

Selected Consolidated Financial and Operating Data
(in thousands, except per share data)

The following table provides selected consolidated financial and other operating data for the five years ended December 31, 2016. The consolidated statements of operations data shown below for each of the three years ended December 31, 2014, 2015, and 2016 and the consolidated balance sheet data as of December 31, 2015 and 2016 are derived from audited consolidated financial statements that are included in this report. The consolidated statements of operations data for each of the years ended December 31, 2012 and 2013 and the consolidated balance sheet data as of December 31, 2012, 2013, and 2014 shown below are derived from audited consolidated financial statements for those years that are not included in this report. Information about prior period acquisitions that may affect the comparability of the selected financial information presented below is included in "Item 1. Business." The total assets and total long-term liabilities reported in the consolidated balance sheet data have been reclassified to conform to our current presentation as a result of the retrospective application of the authoritative guidance to simplify the presentation of debt issuance costs.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2012	2013	2014	2015	2016
Revenues	$349,936	$440,943	$575,936	$711,764	$837,630
Cost of revenues	114,866	129,185	156,979	188,885	173,814
Gross margin	235,070	311,758	418,957	522,879	663,816
Operating expenses	207,630	257,604	338,079	511,424	518,911
Income from operations	27,440	54,154	80,878	11,455	144,905
Interest and other income	526	326	516	537	1,773
Interest and other expense	(4,832)	(6,943)	(10,481)	(9,411)	(10,016)
Income before income taxes	23,134	47,537	70,913	2,581	136,662
Income tax expense, net	13,219	17,803	26,044	6,046	51,591
Net income (loss)	$9,915	$29,734	$44,869	$(3,465)	$85,071
Net income (loss) per share — basic	$0.37	$1.07	$1.48	$(0.11)	$2.64
Net income (loss) per share — diluted	$0.37	$1.05	$1.46	$(0.11)	$2.62
Weighted average shares outstanding — basic	26,533	27,670	30,215	31,950	32,167
Weighted average shares outstanding — diluted	26,949	28,212	30,641	31,950	32,436

	As of December 31,
Consolidated Balance Sheet Data:	2012	2013	2014	2015	2016
Cash, cash equivalents and long-term investments	$177,726	$277,943	$544,163	$437,325	$577,175
Working capital	97,925	196,913	480,521	337,452	472,545
Total assets	1,155,583	1,250,440	2,070,483	2,079,571	2,185,063
Total long-term liabilities	230,536	213,674	440,982	400,510	375,904
Stockholders’ equity	826,343	927,862	1,513,546	1,543,780	1,654,213

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have five flagship brands - CoStar®, LoopNet®, Apartments.comTM, BizBuySell® and LandsofAmericaTM. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings; portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings.

Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria.

Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ApartmentHomeLiving.comTM, WestsideRentals.com®, and Apartamentos.comTM, our recently launched apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination.

Similar to our other past acquisitions, we have been, and plan to continue, integrating, further developing and cross-selling the services offered by Apartments.com, ApartmentFinder.com and Westside Rentals and the other services we offer, including but not limited to CoStar Market Analytics. We have incurred and plan to continue to incur product development costs to improve the online Apartments.com and ApartmentFinder.com platforms and to launch and improve Apartamentos.com. We have incurred and plan to continue to incur sales and marketing expenses in order to support Apartments.com and to increase brand awareness. To generate brand awareness and site traffic for Apartments.com after launch, we utilized a marketing campaign featuring television and radio advertising, online/digital advertising, social media and out-of-home ads and reinforced that advertising with Search Engine Marketing. We also support Apartment Finder through Search Engine Marketing. In early 2016, we ran a Super Bowl ad to continue to generate brand awareness and site traffic for Apartments.com. We expect to continue to invest in sales and marketing in 2017. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our LandsofAmerica services, which include LandAndFarm, provide an online marketplace for rural lands for sale that is also accessible via our Land.com domain.

Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality.

Subscription-Based Services

Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees in advance on a monthly basis, but in some cases may pay us in advance on a quarterly or annual basis.

As of December 31, 2015 and 2016, our annualized net new sales of subscription-based services on annual contracts were approximately $29 million and $27 million, respectively, calculated based on the annualized amount of change in our sales resulting from new annual subscription-based contracts or upsales on existing annual subscription-based contracts, less write downs and cancellations, for the period reported. This decrease is primarily due to (i) a shift in the mix of contract terms for the Apartments Network services from a term of one year to a term of less than one year, and (ii) discontinuation of sales and marketing efforts for the LoopNet information products ahead of the integration with CoStar Suite. As of December 31, 2015 and 2016, our annualized net bookings of subscription-based services on all contracts were approximately $25 million and $29 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract.

For each of the twelve months ended December 31, 2015 and 2016, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, and therefore our cancellation rate for those services was approximately 10%, for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions.

Some key priorities for 2017 include:

•We are working to further integrate the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create operating efficiencies and improve the data available to our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information. We continue to assess the timing and potential impact of transitioning the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. We will seek to convert LoopNet information customers to higher value, more profitable annual subscription information services; however, through the transition there may be some reductions in revenues and earnings, resulting from the elimination or phase out of the LoopNet information service offerings;

•We are also investing in our research operations to support continued growth of our information and analytics offerings. We recently established our research operations headquarters in Richmond, Virginia, which is expected to be a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we plan to expand the research team to continue our investment in research operations to meet the growing content needs of our clients. In addition, we expect continued investment in our International research operations in Madrid, Spain and the U.K;

•We recently launched Apartamentos.com, an apartment-listing site offered exclusively in Spanish built and tailored to meet the needs of Spanish language households in the U.S. We expect an increase in traffic for the network of apartment marketing sites and as well as a slight increase in costs to support this site; and

•On January 31, 2017, we added WestsideRentals.com to our network of apartment marketing sites through our acquisitions of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC) and Westside Credit Services, LLC. WestsideRentals.com is a rental website specializing in Southern California real estate rentals. As we transition from the current renter-paid subscription revenue model to an advertising model, we expect to incur losses associated with this business integration.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Property Developments

As in the past, we expect to continue to identify new facilities and consolidate existing facilities to better accommodate the changing demands of our business and employees. As a result, we may incur additional lease restructuring charges for the abandonment of certain lease space and the impairment of leasehold improvements.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income (loss) before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as “non-GAAP EPS”). EBITDA is our net income (loss) before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business as well as amortization of acquired intangible assets and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 29 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

•
Amortization of acquired intangible assets in cost of revenues may be useful for investors to consider because it represents the diminishing value of any acquired trade names and other intangible assets and the use of our acquired database technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•
Amortization of acquired intangible assets in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•
Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•
The amount of interest and other income we generate may be useful for investors to consider and may result in current cash inflows. However, we do not consider the amount of interest and other income to be a representative component of the day-to-day operating performance of our business.

•
The amount of interest and other expense we incur may be useful for investors to consider and may result in current cash outflows. However, we do not consider the amount of interest and other expense to be a representative component of the day-to-day operating performance of our business.

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

Set forth below are descriptions of additional financial items that have been excluded from EBITDA to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):

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

The financial items that have been excluded from our net income (loss) to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income (loss). We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2014, 2015 and 2016, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our net income (loss) reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net income (loss)	$44,869	$(3,465)	$85,071
Amortization of acquired intangible assets in cost of revenues	26,290	30,077	22,819
Amortization of acquired intangible assets in operating expenses	28,432	27,931	22,731
Depreciation and other amortization	15,650	20,524	24,615
Interest and other income	(516)	(537)	(1,773)
Interest and other expense	10,481	9,411	10,016
Income tax expense, net	26,044	6,046	51,591
EBITDA	$151,250	$89,987	$215,070

Net cash flows provided by (used in)
Operating activities	$143,909	$131,245	$195,944
Investing activities	$(605,987)	$(215,502)	$(23,259)
Financing activities	$733,513	$(20,504)	$(25,865)

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2014		2015		2016
Revenues	$575,936	100%	$711,764	100%	$837,630	100%
Cost of revenues	156,979	27	188,885	27	173,814	21
Gross margin	418,957	73	522,879	73	663,816	79
Operating expenses:
Selling and marketing	150,305	26	302,226	42	296,483	35
Software development	55,426	10	65,760	9	76,400	9
General and administrative	103,916	18	115,507	16	123,297	15
Customer base amortization	28,432	5	27,931	4	22,731	3
Total operating expenses	338,079	59	511,424	71	518,911	62
Income from operations	80,878	14	11,455	2	144,905	17
Interest and other income	516	—	537	—	1,773	—
Interest and other expense	(10,481)	(2)	(9,411)	(1)	(10,016)	(1)
Income before income taxes	70,913	12	2,581	1	136,662	16
Income tax expense, net	26,044	5	6,046	1	51,591	6
Net income (loss)	$44,869	7%	$(3,465)	—%	$85,071	10%

The following table provides our revenues by type of service (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2014		2015		2016
Information and analytics
CoStar Suite(1)	$322,696	56%	$360,440	50%	$408,456	49%
Information services(2)	72,525	13	75,790	11	77,178	9
Online marketplaces
Multifamily(3)	76,785	13	160,630	23	224,835	27
Commercial property and land(4)	103,930	18	114,904	16	127,161	15
Total revenues	$575,936	100%	$711,764	100%	$837,630	100%

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

Comparison of Year Ended December 31, 2016 and Year Ended December 31, 2015

The following table provides a comparison of our selected consolidated results of operations for the year ended December 31, 2016 and 2015 (in thousands of dollars):

	2016	2015	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues
CoStar Suite	$408,456	$360,440	$48,016	13%
Information services	77,178	75,790	1,388	2
Multifamily	224,835	160,630	64,205	40
Commercial property and land	127,161	114,904	12,257	11
Total revenues	837,630	711,764	125,866	18
Cost of revenues	173,814	188,885	(15,071)	(8)
Gross margin	663,816	522,879	140,937	27
Operating expenses:
Selling and marketing	296,483	302,226	(5,743)	(2)
Software development	76,400	65,760	10,640	16
General and administrative	123,297	115,507	7,790	7
Customer base amortization	22,731	27,931	(5,200)	(19)
Total operating expenses	518,911	511,424	7,487	1
Income from operations	144,905	11,455	133,450	NM
Interest and other income	1,773	537	1,236	230
Interest and other expense	(10,016)	(9,411)	605	6
Income before income taxes	136,662	2,581	134,081	NM
Income tax expense, net	51,591	6,046	45,545	NM
Net income (loss)	$85,071	$(3,465)	$88,536	NM
__________________________
NM - Not meaningful

Revenues. Revenues increased to $838 million in 2016, from $712 million in 2015. The $126 million increase was primarily attributable to increased revenues of approximately $64 million from our Apartments Network primarily related to the acquisition of Apartment Finder on June 1, 2015 as well as continued organic growth in CoStar Suite and Multifamily revenues. The 2017 revenue growth rates from our CoStar Suite and commercial property and land services are expected to be consistent with historical rates. The revenue growth rate from information services is expected to decline in 2017 resulting from the elimination or phase out of the LoopNet information services as we begin to convert LoopNet information customers to higher value, more profitable annual subscription information services. Multifamily revenue is expected to continue to increase in 2017, although at lower growth rates than in 2016 given the timing impact of the Apartment Finder acquisition.

Gross Margin. Gross margin increased to $664 million in 2016, from $523 million in 2015. The gross margin percentage increased to 79% in 2016, from 73% in 2015. The increase in the gross margin amount and percentage was principally due to an increase in revenues as well as a decrease in cost of revenues of $15 million. The decrease in costs of revenues is primarily due to a $7 million decrease in the amortization of intangible assets and a $6 million decrease in research personnel costs. The gross margin percentage is expected to decrease slightly in 2017 as a result of our continued investment in research operations.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $296 million in 2016, from $302 million in 2015, and decreased as a percentage of revenues to 35% in 2016, from 42% in 2015. The decrease in the amount and percentage of selling and marketing expenses was primarily due to a $19 million decrease in marketing expense for the wide-scale marketing campaign to generate brand awareness and site traffic for Apartments.com, partially offset by a $14 million increase in sales personnel costs.

Software Development Expenses. Software development expenses increased to $76 million in 2016, from $66 million in 2015, and remained relatively consistent as a percentage of revenues at 9% in 2016 and 2015. The increase in the amount of software development expense was primarily due to an increase in personnel costs to support enhancements and upgrades to our services and continued work to integrate the backend systems of the LoopNet and CoStar databases.

General and Administrative Expenses. General and administrative expenses increased to $123 million in 2016, from $116 million in 2015, and decreased as a percentage of revenues to 15% in 2016 from 16% in 2015. The increase in the amount of general and administrative expenses was primarily due to legal costs related to litigation of approximately $6 million incurred during 2016 that did not occur during 2015, as well as an increase in lease restructuring charges of $2 million for the abandonment of certain lease space and the impairment of leasehold improvements in 2016 compared to 2015. We expect to continue to incur legal costs related to a legal matter which began in 2016 that is expected to continue throughout 2017.

Customer Base Amortization Expense. Customer base amortization expense decreased to approximately $23 million in 2016, from $28 million in 2015, and decreased as a percentage of revenues to 3% in 2016, compared to 4% in 2015. The decrease in the amount and percentage of customer base amortization expense was primarily due to the accelerated amortization of acquired customer bases in 2015 as compared to 2016.

Interest and Other Income. Interest and other income increased to approximately $2 million in 2016 compared to approximately $537,000 in 2015. The increase was primarily due to a realized gain of approximately $808,000 on investments in auction rate securities (“ARS”) in 2016 that did not occur in 2015.

Interest and Other Expense. Interest and other expense remained relatively consistent at $10 million in 2016 compared to $9 million in 2015.

Income Tax Expense, Net. Income tax expense, net increased to $52 million in 2016 compared to $6 million in 2015. This increase was primarily due to higher income before income taxes in 2016 as compared to 2015 as a result of our increased revenues.

Comparison of Business Segment Results for Year Ended December 31, 2016 and Year Ended December 31, 2015

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $809 million for the year ended December 31, 2016, compared to $687 million for the year ended December 31, 2015. This increase in North America revenues was primarily due to increased revenues of approximately $64 million from our Apartments Network, as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $28 million for the year ended December 31, 2016, compared to $25 million for the year ended December 31, 2015. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA increased to $211 million for the year ended December 31, 2016, compared to $87 million for the year ended December 31, 2015. The increase in North America EBITDA was due primarily to an increase in revenues. International EBITDA increased to $4 million for the year ended December 31, 2016, compared to $3 million for the year ended December 31, 2015. This increase in International EBITDA was primarily due to an increase in revenues. International EBITDA is expected to decrease in 2017 primarily due to investments in our International research operations in Madrid, Spain and the U.K. North America EBITDA includes an allocation of approximately $396,000 and $1 million for the years ended 2016 and 2015, respectively. This allocation represents costs incurred for International employees involved in development activities of our North America operating segment. International EBITDA includes a corporate allocation of approximately $321,000 and $256,000 for the years ended December 31, 2016 and 2015, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of our International operating segment. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

Comparison of Year Ended December 31, 2015 and Year Ended December 31, 2014

The following table provides a comparison of our selected consolidated results of operations for the year ended December 31, 2015 and 2014 (in thousands of dollars):

	2015	2014	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues
CoStar Suite	$360,440	$322,696	$37,744	12%
Information services	75,790	72,525	3,265	5
Multifamily	160,630	76,785	83,845	109
Commercial property and land	114,904	103,930	10,974	11
Total revenues	711,764	575,936	135,828	24
Cost of revenues	188,885	156,979	31,906	20
Gross margin	522,879	418,957	103,922	25
Operating expenses:
Selling and marketing	302,226	150,305	151,921	101
Software development	65,760	55,426	10,334	19
General and administrative	115,507	103,916	11,591	11
Customer base amortization	27,931	28,432	(501)	(2)
Total operating expenses	511,424	338,079	173,345	51
Income from operations	11,455	80,878	(69,423)	(86)
Interest and other income	537	516	21	4
Interest and other expense	(9,411)	(10,481)	(1,070)	(10)
Income before income taxes	2,581	70,913	(68,332)	(96)
Income tax expense, net	6,046	26,044	(19,998)	(77)
Net income (loss)	$(3,465)	$44,869	$(48,334)	(108)%

Revenues. Revenues increased to $712 million in 2015, from $576 million in 2014. The $136 million increase was primarily attributable to increased revenues of approximately $84 million from our Apartments Network as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates.

Gross Margin. Gross margin increased to $523 million in 2015, from $419 million in 2014. The gross margin percentage increased to 73% in 2015, from 73% in 2014. The increase in the gross margin amount and percentage was principally due to an increase in revenue, partially offset by an increase in cost of revenues of $32 million. The increase in costs of revenues is primarily due to the additional cost of revenues from our June 1, 2015 acquisition of Apartment Finder.

Selling and Marketing Expenses. Selling and marketing expenses increased to $302 million in 2015, from $150 million in 2014, and increased as a percentage of revenues to 42% in 2015, from 26% in 2014. The increase in the amount and percentage of selling and marketing expenses was primarily due to a wide-scale marketing campaign that began during the first quarter of 2015 and continued to run through the remainder of 2015 to generate brand awareness and site traffic for Apartments.com.

Software Development Expenses. Software development expenses increased to $66 million in 2015, from $55 million in 2014, and decreased as a percentage of revenues to 9% in 2015, from 10% in 2014. The increase in the amount of software development expense was primarily due to an increase in personnel costs to support enhancements and upgrades to our services.

General and Administrative Expenses. General and administrative expenses increased to $116 million in 2015, from $104 million in 2014, and decreased as a percentage of revenues to 16% in 2015 from 18% in 2014. The increase in the amount of general and administrative expenses was primarily due to additional general and administrative expenses of $16 million from Apartment Finder and Apartments.com. These increases in general and administrative expenses were partially offset by loss contingencies and other legal costs related to litigation of approximately $3 million incurred during 2014 that did not occur during 2015, as well as a decrease in acquisition-related costs of approximately $479,000 in 2015 compared to 2014.

Customer Base Amortization Expense. Customer base amortization expense decreased to approximately $28 million in 2015, from $28 million in 2014, and decreased as a percentage of revenues to 4% in 2015, compared to 5% in 2014. The decrease in the amount and percentage of customer base amortization expense was primarily due to a decrease in amortization expense from LoopNet of $2 million due to the accelerated amortization of the LoopNet acquired customer base in 2014, partially offset by an increase in customer base amortization expenses of $2 million from Apartment Finder and Apartments.com in 2015.

Interest and Other Income. Interest and other income increased to approximately $537,000 in 2015 compared to approximately $516,000 in 2014. The increase was primarily due to our higher average cash and cash equivalent balance in 2015 resulting from the public equity offering we completed in June 2014.

Interest and Other Expense. Interest and other expense decreased to $9 million in 2015 compared to $10 million in 2014. The decrease was due to the decrease in interest expense resulting from a lower outstanding long-term debt balance during 2015, compared to 2014.

Income Tax Expense, Net. Income tax expense, net decreased to $6 million in 2015 compared to $26 million in 2014. This decrease was primarily due to lower income before income taxes in 2015 as compared to 2014 as a result of our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com.

Comparison of Business Segment Results for Year Ended December 31, 2015 and Year Ended December 31, 2014

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and parts of Canada, and International, which includes parts of the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA, which is our net income (loss) before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $687 million for the year ended December 31, 2015, compared to $552 million for the year ended December 31, 2014. This increase in North America revenues was primarily due to increased revenues of approximately $84 million from our Apartments Network as well as the further penetration of our subscription-based services and successful cross-selling of our services to our customers in existing markets, combined with continued high renewal rates. International revenues increased to $25 million for the year ended December 31, 2015, compared to $24 million for the year ended December 31, 2014. This increase was primarily due to further penetration of our subscription-based information services resulting from sales of CoStar Suite.

Segment EBITDA. North America EBITDA decreased to $87 million for the year ended December 31, 2015, compared to $149 million for the year ended December 31, 2014. The decrease in North America EBITDA was due primarily to our wide-scale marketing campaign that began during the first quarter of 2015 to generate brand awareness and site traffic for Apartments.com. International EBITDA increased to $3 million for the year ended December 31, 2015, compared to $2 million for the year ended December 31, 2014. This increase in International EBITDA was primarily due to an increase in revenues. North America EBITDA includes an allocation of approximately $954,000 and $1 million for the years ended 2015 and 2014, respectively. This allocation represents costs incurred for International employees involved in development activities of our North America operating segment. International EBITDA includes a corporate allocation of approximately $256,000 and $261,000 for the years ended December 31, 2015 and 2014, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of our International operating segment. See the “Non-GAAP Financial Measures” section included in this Annual Report on Form 10-K for further details on the non-GAAP financial measures.

Consolidated Quarterly Results of Operations

The following tables present our unaudited consolidated results of operations on a quarterly basis for the indicated periods (in thousands, except per share amounts, and as a percentage of total revenues). These tables should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. The quarterly results of historical periods are not necessarily indicative of quarterly results for any future period.

	2015				2016
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$159,020	$170,657	$189,078	$193,009	$199,739	$206,869	$212,711	$218,311
Cost of revenues	45,396	44,634	53,728	45,127	42,900	42,679	42,222	46,013
Gross margin	113,624	126,023	135,350	147,882	156,839	164,190	170,489	172,298
Operating expenses	117,131	146,152	135,781	112,360	126,538	136,071	130,893	125,409
Income (loss) from operations	(3,507)	(20,129)	(431)	35,522	30,301	28,119	39,596	46,889
Interest and other income	294	137	42	64	84	159	344	1,186
Interest and other expense	(2,343)	(2,354)	(2,363)	(2,351)	(2,509)	(2,455)	(2,498)	(2,554)
Income (loss) before income taxes	(5,556)	(22,346)	(2,752)	33,235	27,876	25,823	37,442	45,521
Income tax expense (benefit), net	571	(7,380)	2,610	10,245	11,155	10,247	14,241	15,948
Net income (loss)	$(6,127)	$(14,966)	$(5,362)	$22,990	$16,721	$15,576	$23,201	$29,573
Net income (loss) per share — basic	$(0.19)	$(0.47)	$(0.17)	$0.72	$0.52	$0.48	$0.72	$0.92
Net income (loss) per share — diluted	$(0.19)	$(0.47)	$(0.17)	$0.71	$0.52	$0.48	$0.72	$0.91

	2015				2016
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	29	26	28	23	21	21	20	21
Gross margin	71	74	72	77	79	79	80	79
Operating expenses	74	86	72	58	64	65	61	58
Income (loss) from operations	(3)	(12)	—	19	15	14	19	21
Interest and other income	—	—	—	—	—	—	—	1
Interest and other expense	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
Income (loss) before income taxes	(4)	(13)	(1)	18	14	13	18	21
Income tax expense (benefit), net	—	(4)	2	6	6	5	7	7
Net income (loss)	(4)%	(9)%	(3)%	12%	8%	8%	11%	14%

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and debt from our term loan and revolving credit facility. Total cash and cash equivalents increased to $567 million at December 31, 2016 compared to cash and cash equivalents of $422 million at December 31, 2015. The increase in cash and cash equivalents for the year ended December 31, 2016 was primarily due to net cash provided by operating activities of approximately $196 million, partially offset by payments of long-term debt of $20 million and purchase of property, equipment and other assets of approximately $19 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the year ended December 31, 2016 was $196 million compared to $131 million for the year ended December 31, 2015. The $65 million increase in net cash provided by operating activities is primarily due to an increase of approximately $104 million from net income plus non-cash items, partially offset by a net decrease of approximately $39 million in changes in operating assets and liabilities. The $39 million net decrease in changes in operating assets and liabilities was primarily due to an increase in accounts receivable related to our growth as well as differences in timing of collection of receipts and payments of disbursements. Additionally, there was a decrease in the change in deferred revenue. Finally, there was a decrease in the change in non-current income taxes payable related to a tax method change for the treatment of bonus deductions.

Net cash used in investing activities for the year ended December 31, 2016 was $23 million compared to $216 million for the year ended December 31, 2015. This $193 million decrease in investing activities in 2016 was primarily due to the decrease in cash used for acquisitions from 2015 to 2016. The $182 million of net cash used for acquisitions in 2015 resulted from $179 million for the acquisition of Apartment Finder and certain assets related to the business operations of Apartment Finder's independent distributors as well as $3 million for the acquisition of the assets of Belbex Corporate, S.L. The $10 million of net cash used in acquisitions in 2016 resulted from $10 million for the acquisitions of Thomas Daily and certain assets related to the business operations of Apartment Finder's independent distributors. During 2016, we incurred capital expenditures of approximately $19 million primarily related to computer equipment and leasehold improvements for build out of sales office space. We expect capital expenditures to increase in 2017 related to the build out of leased office space, including the Richmond research headquarters, as well as investments in technology.

Net cash used in financing activities for the year ended December 31, 2016 was $26 million compared to $21 million for the year ended December 31, 2015. This $5 million increase in cash used in financing activities was primarily due to a $4 million decrease in the amount of excess tax benefits from stock options exercised and restricted stock awards vested during 2016 as compared to 2015.

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

The term loan facility is available to us under a credit agreement dated April 1, 2014 (the "2014 Credit Agreement"), and provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The revolving credit facility had $225 million available as of December 31, 2016. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of December 31, 2016, maturities of our borrowings under the 2014 Credit Agreement for each of the next three years ended December 31, 2017 to 2019, are expected to be $35 million, $55 million, and $255 million, respectively. On April 29, 2016, we prepaid the principal payments for our term loan facility due over the next three quarters, for an aggregate prepayment amount of $15 million. We were in compliance with the covenants in the 2014 Credit Agreement as of December 31, 2016.

Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next 12 months.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	2022 and thereafter
Operating leases	$186,490	$26,548	$52,427	$45,892	$61,623
Long-term debt obligations(1)	345,000	35,000	310,000	—	—
Purchase obligations(2)	11,640	7,680	3,959	1	—
Total contractual principal cash obligations	$543,130	$69,228	$366,386	$45,893	$61,623

(1)Long-term debt obligations include scheduled principal payments and exclude interest payments, which are based on a variable rate of interest as defined in the Credit Agreement.

(2)Amounts do not include (i) contracts with terms of twelve months or less, (ii) multi-year contracts that may be terminated by a third-party or us, or (iii) employment agreements. Amounts do not include unrecognized tax benefits of $0.7 million due to uncertainty regarding the timing of future cash payments.

Critical Accounting Policies

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

To determine whether it is necessary to perform the two-step goodwill impairment test, we may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to assess qualitative factors, then we perform the two-step process. The first step is to determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. Our assumptions regarding the future financial performance of the International reporting unit reflect our expectation as of October 1, 2016, that revenues will continue to increase as a result of further penetration of our international subscription-based services, including into Madrid, Spain, and Freiburg, Germany, and the successful cross-selling of our services to our customers in existing markets due to the release of our upgraded international platform and expansion of coverage of our international service offerings. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2016, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2016, that would indicate that the carrying value of each reporting unit may not be recoverable.

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

Revenue Recognition

We recognize revenues when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sale of subscription licenses and is recognized over the term of the license agreement.

We derive revenues by providing access to our proprietary database of commercial real estate information. We generally charge a fixed monthly amount for our subscription-based services. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. A majority of the subscription-based license agreements have a term of one year and renew automatically.

We analyze contracts with multiple elements under the accounting guidance for multiple-element arrangements. Our multiple-element arrangements include information, analytics and/or online marketplace services that are generally provided to the customer over the same term. When identifying multiple-element arrangements, we consider multiple purchases made by the same customer within a short time frame and assess whether the purchases were negotiated together as one overall arrangement. If a multiple-element arrangement is identified, then the arrangement consideration is allocated among the separate units of accounting based on their relative selling prices, which is estimated considering factors such as historical pricing, pricing strategy, market conditions and other factors. We account for each deliverable in the transaction separately. If the deliverables cannot be separated into multiple units of accounting, then the arrangement consideration is combined and recognition of revenues is determined for the combined unit of accounting. Multiple-element transactions require judgment to determine the selling price or fair value of the different elements. The judgments impact the amount of revenues recognized over the term of the contract, as well as the period in which they are recognized.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our current tax exposure and assess the temporary differences resulting from differing treatment of items, such as deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more-likely-than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the consolidated statements of operations.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the year ended December 31, 2016. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Fair Value of Auction Rate Securities

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. There is a three-tier fair value hierarchy, which categorizes assets and liabilities by the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of December 31, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2015 and 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2016, we determined there was a decline in the fair value of our ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of December 31, 2016. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). We are currently evaluating the potential impact of adopting this guidance and, although we expect significant changes to our financial statement disclosures, due to the nature of our services and current revenue recognition practices, we do not believe the new revenue recognition standard will have a material impact on our revenue recognition policies. We expect adoption of the new standard will change our current treatment of commissions paid to employees which we currently expense as incurred. Under the new standard, we expect to capitalize commission costs as an incremental cost of obtaining a contract, which may have a material impact on our financial statements. We are currently evaluating the period over which the capitalized commission costs will be amortized. We are still assessing the financial statement impact of capitalizing commission costs and as a result, we have not yet selected a transition method, but we expect to adopt the new standard on January 1, 2018.

In February 2016, the FASB issued authoritative guidance to increase transparency and comparability among organizations’ accounting for leases. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet, as well as disclose key information about leasing arrangements. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures, but expect that the adoption of this standard may result in a material increase in assets and liabilities on our consolidated balance sheets.

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures, but expect that the adoption of this standard will impact our net income because excess tax benefits, which are currently reflected in additional paid in capital, will be reflected in income tax expense. The significance of the impact will depend on the intrinsic value at the time of vesting or exercise of equity instruments. The adoption of this standard will also impact our consolidated statements of cash flows, as excess tax benefits will be presented as an operating activity instead of a financing activity. Finally, we plan to continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the service or performance conditions will be met.

In June 2016, the FASB issued authoritative guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In August 2016, the FASB issued authoritative guidance designed to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. This guidance is not expected to have a material impact on our consolidated statements of cash flows and related disclosures.

In January 2017, the FASB issued authoritative guidance designed to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued authoritative guidance designed to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on recent accounting pronouncements, including the expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the year ended December 31, 2016, revenues denominated in foreign currencies was approximately 4% of total revenue. For the year ended December 31, 2016, our revenues would have decreased by approximately $3 million if the U.S. dollar exchange rate used strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2016 would have resulted in an increase of approximately $89,000 in the carrying amount of net assets. For the year ended December 31, 2016, our revenues would have increased by approximately $3 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% weakening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2016 would have resulted in a decrease of approximately $89,000 in the carrying amount of net assets. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2016, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $12 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2016. As of December 31, 2016, we had $567 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of December 31, 2016, we had $345 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of December 31, 2016, an increase in the interest rate by 25 basis points would result in an increase of approximately $900,000 in interest expense annually and a decrease in the interest rate by 25 basis points would result in a decrease of approximately $900,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of December 31, 2016, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of December 31, 2016, we determined that there was a decline in the fair value of our ARS investments of approximately $848,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 4 and 5 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

We had approximately $1 billion in intangible assets as of December 31, 2016. As of December 31, 2016, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.	Financial Statements and Supplementary Data

Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. Supplementary data is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Results of Operations” and “Consolidated Quarterly Results of Operations.”

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2017 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2015, and 2016 (in thousands):

Allowance for Doubtful Accounts and Billing Adjustments (1)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts (2)	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2014	$3,397	$4,822	$881	$4,285	$4,815
Year ended December 31, 2015	$4,815	$7,002	$1,470	$5,809	$7,478
Year ended December 31, 2016	$7,478	$7,358	$—	$8,492	$6,344

(1)	Additions to the allowance for doubtful accounts are charged to bad debt expense.

(2)	Amounts represent opening balances from acquired businesses.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 23rd day of February 2017.

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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 23, 2017
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 23, 2017
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Scott T. Wheeler	Chief Financial Officer	February 23, 2017
Scott T. Wheeler	(Principal Financial and Accounting Officer)

/s/ Michael J. Glosserman	Director	February 23, 2017
Michael J. Glosserman

/s/ Warren H. Haber	Director	February 23, 2017
Warren H. Haber

/s/ John W. Hill	Director	February 23, 2017
John W. Hill

/s/ Laura Cox Kaplan	Director	February 21, 2017
Laura Cox Kaplan

/s/ Christopher J. Nassetta	Director	February 17, 2017
Christopher J. Nassetta

/s/ David J. Steinberg	Director	February 23, 2017
David J. Steinberg

INDEX TO EXHIBITS

Exhibit No.	Description

**2.1
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

*10.1
CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-212278) filed with the Commission on June 28, 2016).

*10.2	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2012).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K filed February 29, 2008).
*10.4
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.5
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.6
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.7
Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.8
Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.9
Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.10
Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

*10.11
Form of 2007 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed June 22, 2007).

*10.12
Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K filed February 20, 2014).

*10.13
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K filed February 24, 2009).

*10.14
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K filed February 24, 2009).

*10.15
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 24, 2009).

*10.16
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K filed February 24, 2009).

INDEX TO EXHIBITS — (CONTINUED)

Exhibit No.	Description
*10.17
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K filed February 24, 2009).

*10.18
Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 29, 2008).

*10.19	CoStar Group, Inc. 2011 Incentive Bonus Plan (Incorporated by referenced to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2011).
*10.20	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.21
CoStar Group, Inc. Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 14, 2015).

*10.22	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed on October 24, 2013).
*10.23
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).

*10.24	First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K filed February 24, 2009).
10.25
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on May 7, 2004).

10.26
Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q filed on April 29, 2011).

10.27
Credit Agreement, dated as of April 1, 2014, by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed April 4, 2014).

10.28
Amendment No. 1 to the Credit Agreement by and among CoStar Group, Inc., as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to CoStar’s Current Report on Form 8-K, filed June 5, 2015).

10.29
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
101
The following materials from CoStar Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016, respectively; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2015 and 2016, respectively; (iii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2016, respectively; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2015 and 2016, respectively; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016, respectively; (vi) Notes to the Consolidated Financial Statements that have been detail tagged; and (vii) Schedule II – Valuation and Qualifying Accounts (submitted electronically with this report).

* Management Contract or Compensatory Plan or Arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoStar Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoStar Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CoStar Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CoStar Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of CoStar Group, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2017

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2015	2016

Revenues	$575,936	$711,764	$837,630
Cost of revenues	156,979	188,885	173,814
Gross margin	418,957	522,879	663,816

Operating expenses:
Selling and marketing	150,305	302,226	296,483
Software development	55,426	65,760	76,400
General and administrative	103,916	115,507	123,297
Customer base amortization	28,432	27,931	22,731
	338,079	511,424	518,911
Income from operations	80,878	11,455	144,905
Interest and other income	516	537	1,773
Interest and other expense	(10,481)	(9,411)	(10,016)
Income before income taxes	70,913	2,581	136,662
Income tax expense, net	26,044	6,046	51,591
Net income (loss)	$44,869	$(3,465)	$85,071

Net income (loss) per share — basic	$1.48	$(0.11)	$2.64
Net income (loss) per share — diluted	$1.46	$(0.11)	$2.62

Weighted average outstanding shares — basic	30,215	31,950	32,167
Weighted average outstanding shares — diluted	30,641	31,950	32,436

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2014	2015	2016
Net income (loss)	$44,869	$(3,465)	$85,071
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,690)	(1,466)	(5,032)
Net decrease in unrealized loss on investments	836	256	395
Reclassification adjustment for realized gains on investments included in net income	—	—	(808)
Total other comprehensive loss	(854)	(1,210)	(5,445)
Total comprehensive income (loss)	$44,015	$(4,675)	$79,626

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$421,818	$567,223
Accounts receivable, net of allowance for doubtful accounts of approximately $7,478 and $6,344 as of December 31, 2015 and 2016, respectively	40,276	48,537
Income tax receivable	430	129
Prepaid expenses and other current assets	10,209	11,602
Total current assets	472,733	627,491

Long-term investments	15,507	9,952
Deferred income taxes, net	9,107	7,273
Property and equipment, net	88,311	87,568
Goodwill	1,252,945	1,254,866
Intangible assets, net	238,318	195,965
Deposits and other assets	2,650	1,948
Total assets	$2,079,571	$2,185,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,746	$31,866
Accounts payable	9,673	11,478
Accrued wages and commissions	31,045	33,803
Accrued expenses	31,423	31,092
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	46	3,814
Deferred rent	1,687	1,206
Deferred revenue	42,138	39,164
Total current liabilities	135,281	154,946

Long-term debt, less current portion	338,366	306,473
Deferred gain on the sale of building	21,239	18,715
Deferred rent	29,628	31,589
Deferred income taxes, net	4,585	18,386
Income taxes payable	6,692	741
Total liabilities	535,791	530,850

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 32,509 and 32,606 issued and outstanding as of December 31, 2015 and 2016, respectively	325	326
Additional paid-in capital	1,440,321	1,471,127
Accumulated other comprehensive loss	(7,594)	(13,039)
Retained earnings	110,728	195,799
Total stockholders’ equity	1,543,780	1,654,213
Total liabilities and stockholders’ equity	$2,079,571	$2,185,063

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	28,848	$288	$863,780	$(5,530)	$69,324	$927,862
Net income	—	—	—	—	44,869	44,869
Other comprehensive loss	—	—	—	(854)	—	(854)
Exercise of stock options	68	1	3,802	—	—	3,803
Restricted stock grants	260	2	(2)	—	—	—
Restricted stock grants surrendered	(321)	(2)	(50,553)	—	—	(50,555)
Stock compensation expense, net of forfeitures	—	—	28,503	—	—	28,503
Stock issued for equity offering	3,450	34	529,326	—	—	529,360
Employee stock purchase plan	13	—	2,152	—	—	2,152
Excess tax benefit from stock-based compensation	—	—	28,406	—	—	28,406
Balance at December 31, 2014	32,318	323	1,405,414	(6,384)	114,193	1,513,546
Net loss	—	—	—	—	(3,465)	(3,465)
Other comprehensive loss	—	—	—	(1,210)	—	(1,210)
Exercise of stock options	60	1	5,068	—	—	5,069
Restricted stock grants	239	2	(2)	—	—	—
Restricted stock grants surrendered	(121)	(1)	(16,435)	—	—	(16,436)
Stock compensation expense, net of forfeitures	—	—	35,153	—	—	35,153
Employee stock purchase plan	13	—	2,595	—	—	2,595
Excess tax benefit from stock-based compensation	—	—	8,528	—	—	8,528
Balance at December 31, 2015	32,509	325	1,440,321	(7,594)	110,728	1,543,780
Net income	—	—	—	—	85,071	85,071
Other comprehensive loss	—	—	—	(5,445)	—	(5,445)
Exercise of stock options	29	—	3,303	—	—	3,303
Restricted stock grants	195	2	(2)	—	—	—
Restricted stock grants surrendered	(142)	(1)	(16,423)	—	—	(16,424)
Stock compensation expense, net of forfeitures	—	—	36,388	—	—	36,388
Employee stock purchase plan	15	—	2,842	—	—	2,842
Excess tax benefit from stock-based compensation	—	—	4,698	—	—	4,698
Balance at December 31, 2016	32,606	$326	$1,471,127	$(13,039)	$195,799	$1,654,213

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2015	2016
Operating activities:
Net income (loss)	$44,869	$(3,465)	$85,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,372	78,532	70,165
Amortization of debt issuance costs	3,312	3,311	3,227
Impairment loss	1,799	2,778	23
Loss on disposal of property and equipment	1,004	681	839
Realized gain on investments	—	—	(808)
Excess tax benefit from stock-based compensation	(28,406)	(8,528)	(4,698)
Stock-based compensation expense	28,267	34,537	36,349
Deferred income tax expense (benefit), net	(1,366)	(5,792)	15,635
Provision for losses on accounts receivable	4,822	7,002	7,358
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,353)	(3,999)	(16,044)
Income taxes payable	24,542	11,380	2,816
Prepaid expenses and other current assets	(2,846)	367	(1,157)
Deposits and other assets	(157)	686	758
Accounts payable and other liabilities	6,078	9,938	(1,520)
Deferred revenue	3,972	3,817	(2,070)
Net cash provided by operating activities	143,909	131,245	195,944

Investing activities:
Proceeds from sale and settlement of investments	5,675	1,900	5,950
Purchases of property and equipment and other assets	(27,444)	(35,061)	(18,766)
Acquisitions, net of cash acquired	(584,218)	(182,341)	(10,443)
Net cash used in investing activities	(605,987)	(215,502)	(23,259)

Financing activities:
Proceeds from long-term debt	550,000	—	—
Payments of long-term debt	(318,125)	(20,000)	(20,000)
Payments of debt issuance costs	(9,969)	—	—
Payments of deferred consideration	(1,344)	—	—
Excess tax benefit from stock-based compensation	28,406	8,528	4,698
Repurchase of restricted stock to satisfy tax withholding obligations	(50,555)	(16,436)	(16,424)
Proceeds from equity offering, net of transaction costs	529,360	—	—
Proceeds from exercise of stock options and employee stock purchase plan	5,740	7,404	5,861
Net cash provided by (used in) financing activities	733,513	(20,504)	(25,865)

Effect of foreign currency exchange rates on cash and cash equivalents	(376)	(433)	(1,415)
Net increase (decrease) in cash and cash equivalents	271,059	(105,194)	145,405
Cash and cash equivalents at beginning of year	255,953	527,012	421,818
Cash and cash equivalents at end of year	$527,012	$421,818	$567,223

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities (“ARS”), accounting for business combinations and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

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

Revenues are recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured.

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

Revenue Recognition — (Continued)

The Company analyzes contracts with multiple elements under the accounting guidance for multiple-element arrangements. The Company's multiple-element arrangements include information, analytics and/or online marketplace services that are generally provided to the customer over the same term. When identifying multiple-element arrangements, the Company considers multiple purchases made by the same customer within a short time frame and assesses whether the purchases were negotiated together as one overall arrangement. If a multiple-element arrangement is identified, then the arrangement consideration is allocated among the separate units of accounting based on their relative selling prices, which are estimated considering factors such as historical pricing, pricing strategy, market conditions and other factors. The Company accounts for each deliverable in the transaction separately. If the deliverables cannot be separated into multiple units of accounting, then the arrangement consideration is combined and recognition of revenue is determined for the combined unit of accounting. Multiple-element transactions require judgment to determine the selling price or fair value of the different elements. These judgments impact the amount of revenue recognized over the term of the contract, as well as the period in which they are recognized.

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses, and stock-based compensation expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information, analytics and online marketplaces. Additionally, cost of revenues includes the cost of data from third-party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names and other intangible assets and database technology.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the years ended December 31, 2014, 2015 and 2016.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2015	2016
Foreign currency translation adjustment	$(7,159)	$(12,191)
Net unrealized loss on investments, net of tax	(435)	(848)
Total accumulated other comprehensive loss	$(7,594)	$(13,039)

The amount of realized gain from the redemption of available-for-sale securities reclassified out of accumulated other comprehensive loss to the consolidated statement of operations for the year ended December 31, 2016 was approximately $808,000. There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2014 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $29 million, $132 million and $109 million for the years ended December 31, 2014, 2015 and 2016, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if the Company anticipates that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies. Interest and penalties related to income tax matters are recognized in income tax expense. See Note 10 for additional information regarding income taxes.

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

Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, directors and consultants of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

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

In February 2014, March 2015 and March 2016, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by the end of each respective three-year period. These grants of restricted common stock are also subject to continuing employment requirements and a market condition based on total shareholder return (“TSR”). The actual number of shares that vest at the end of each respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the same three-year performance period. As of December 31, 2016, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for the 2014, 2015 and 2016 awards would be met by their respective forfeiture dates. As a result, the Company recorded a total of approximately $1 million, $3 million and $3 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the years ended December 31, 2014, 2015 and 2016, respectively. The Company expects to record estimated stock-based compensation expense related to the performance-based restricted common stock awards of approximately $5 million over the periods 2017, 2018 and 2019.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating and financing activities. Excess tax benefits represent tax benefits for stock-based compensation in excess of the associated deferred tax asset for such equity compensation recorded as an increase to stockholders' equity. Net cash proceeds from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (“ESPP”) were approximately $6 million, $7 million and $6 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company realized approximately $28 million, $9 million and $5 million of excess tax benefits from stock options exercised and restricted stock awards vested for the years ended December 31, 2014, 2015 and 2016, respectively.

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cost of revenues	$4,759	$5,815	$5,495
Selling and marketing	3,776	5,114	6,634
Software development	5,095	5,712	6,546
General and administrative	14,637	17,896	17,674
Total stock-based compensation	$28,267	$34,537	$36,349

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments and commercial paper.

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities. Investments are carried at fair value. Changes in unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing assessments of its customers’ financial conditions and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2014, 2015 and 2016. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. When evaluating  the adequacy of this allowance for doubtful accounts, the Company analyzes historical collection experience, changes in customer payment profiles and the aging of receivable balances, as well as current economic conditions, all of which may affect a customer’s ability to pay.

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead tested for impairment at least annually by each reporting unit. To determine whether it is necessary to perform the two-step goodwill impairment test, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to assess qualitative factors, then the Company performs the two-step process. The first step is to determine the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss.

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

Acquired database technology, customer base and trade names and other intangible assets are related to the Company’s acquisitions (see Notes 3, 7 and 8). Acquired database technology is amortized on a straight-line basis over periods ranging from three years to eight years. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from three years to fifteen years. See Note 8 for further details on the reclassification of the acquired trade names recorded in connection with the LoopNet acquisition from an indefinite-lived intangible asset to a definite-lived intangible asset. Acquired intangible assets characterized as customer base consists of acquired customer contracts and the related customer relationships and are amortized over periods ranging from ten years to thirteen years. Acquired customer bases are typically amortized on an accelerated basis related to the expected economic benefit of the intangible asset. The cost of capitalized building photography is amortized on a straight-line basis over periods ranging from three years to five years.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $10 million and $7 million as of December 31, 2015 and 2016, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 9 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $3 million for each of the years ended December 31, 2014, 2015 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of adopting this guidance and, although it expects significant changes to its financial statement disclosures, due to the nature of its services and current revenue recognition practices, it does not believe the new revenue recognition standard will have a material impact on its revenue recognition policies. The Company expects adoption of the new standard will change its current treatment of commissions paid to employees which the Company currently expenses as incurred. Under the new standard, the Company expects to capitalize commission costs as an incremental cost of obtaining a contract, which may have a material impact on the Company's financial statements. The Company is currently evaluating the period over which the capitalized commission costs will be amortized. The Company is still assessing the financial statement impact of capitalizing commission costs and as a result, it has not yet selected a transition method, but it expects to adopt the new standard on January 1, 2018.

In February 2016, the FASB issued authoritative guidance to increase transparency and comparability among organizations’ accounting for leases. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet, as well as disclose key information about leasing arrangements. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures, but expects that the adoption of this standard may result in a material increase in assets and liabilities on its consolidated balance sheets.

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. The guidance requires a company to (i) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations using a prospective transition method, (ii) recognize excess tax benefits in the current period regardless of whether the benefit reduces taxes payable using a modified retrospective transition method, and (iii) classify all excess tax benefits as operating activities within the statement of cash flows using either a prospective transition method or a retrospective transition method. The guidance also allows a company to (i) elect whether to estimate the number of share-based awards expected to vest or account for forfeitures when they occur, and (ii) withhold up to the maximum statutory tax rate in the applicable jurisdiction for awards, both of which should be applied using a modified retrospective transition method. Finally, the guidance requires a company to classify the cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity within the statement of cash flows using a retrospective transition method. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures, but expects that the adoption of this standard will impact the Company’s net income because excess tax benefits, which are currently reflected in additional paid in capital, will be reflected in income tax expense. The significance of the impact will depend on the intrinsic value at the time of vesting or exercise of equity instruments. The adoption of this standard will also impact the consolidated statements of cash flows, as excess tax benefits will be presented as an operating activity instead of a financing activity. Finally, the Company plans to continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the service or performance conditions will be met.

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

In January 2017, the FASB issued authoritative guidance designed to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance indicates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted in certain situations. This guidance is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued authoritative guidance designed to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The guidance indicates that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This guidance is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

3.	ACQUISITION

Pursuant to the definitive agreement and plan of merger with Network Communications, Inc. (“NCI”) dated April 27, 2015 (the “Merger Agreement”), on June 1, 2015, the Company acquired 100% of the outstanding stock of NCI and the related Apartment Finder business (collectively referred to as “Apartment Finder”) from the former stockholders of NCI. Apartment Finder provides lead generation, advertising and Internet marketing solutions to property managers and owners through its main service, ApartmentFinder.comTM. The acquisition furthered the Company's expansion into the multifamily vertical. The Apartment Finder acquisition was not deemed to be a significant acquisition.

In consideration for the purchase of Apartment Finder, on June 1, 2015, the Company paid approximately $173 million in cash, including an estimated $3 million in connection with a preliminary adjustment for net working capital as of the closing date. Pursuant to the terms of the Merger Agreement, the purchase price was increased by approximately $21,000 following the final determination of the net working capital of NCI as of the closing date, and this amount was paid to NCI in the third quarter of 2015.

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

The acquired customer base for the acquisition consisted of three distinct intangible assets, is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of five months due to the Company's intent to replace the acquired database technology in 2015, which it did in December 2015. The acquired trade names and other intangible assets have a weighted average estimated useful life of nine years. The acquired building photography had an estimated useful life of five months. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The approximately $108 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes in future periods.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Apartment Finder acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Apartment Finder's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

Scheduled maturities of investments classified as available-for-sale as of December 31, 2016 are as follows (in thousands):

Maturity	Fair Value
Due in:
2017	$—
2018 — 2021	—
2022 — 2026	—
2027 and thereafter	9,952
Available-for-sale investments	$9,952

The Company realized gains of $808,000 on its investments during the year ended December 31, 2016, related to an ARS acquired in a prior acquisition that was redeemed at a par value of $1 million in the fourth quarter of 2016. The Company had no realized gains on its investments for the years ended December 31, 2014 and 2015. The Company had no realized losses on its investments for the years ended December 31, 2014, 2015 and 2016. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

As of December 31, 2016, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$10,800	$—	$(848)	$9,952
Available-for-sale investments	$10,800	$—	$(848)	$9,952

As of December 31, 2015, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$15,942	$610	$(1,045)	$15,507
Available-for-sale investments	$15,942	$610	$(1,045)	$15,507

The unrealized losses on the Company’s investments as of December 31, 2015 and 2016 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2015 and 2016. See Note 5 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	December 31,
	2015		2016
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$14,455	$(1,045)	$9,952	$(848)
Investments in an unrealized loss position	$14,455	$(1,045)	$9,952	$(848)

The Company did not have any investments in an unrealized loss position for less than twelve months as of December 31, 2015 and 2016, respectively.

5.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,344	$—	$—	$175,344
Commercial paper	6,383	—	—	6,383
Auction rate securities	—	—	9,952	9,952
Total assets measured at fair value	$181,727	$—	$9,952	$191,679

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,043	$—	$—	$5,043
Commercial paper	11,178	—	—	11,178
Auction rate securities	—	—	15,507	15,507
Total assets measured at fair value	$16,221	$—	$15,507	$31,728

The Company’s Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.	FAIR VALUE — (CONTINUED)

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2014 to December 31, 2016 (in thousands):

Auction Rate Securities
Balance at December 31, 2014	$17,151
Decrease in unrealized loss included in accumulated other comprehensive loss	256
Settlements	(1,900)
Balance at December 31, 2015	15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	395
Settlements	(5,950)
Balance at December 31, 2016	$9,952

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of December 31, 2016, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s consolidated balance sheet as of December 31, 2016. See Note 4 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2016. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of December 31, 2015 and 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of December 31, 2016, the Company determined there was a decline in the fair value of its ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2016
Leasehold improvements	$49,752	$53,073
Furniture, office equipment and vehicles	38,129	45,035
Computer hardware and software	56,656	64,577
Property and equipment, gross	144,537	162,685
Accumulated depreciation and amortization	(56,226)	(75,117)
Property and equipment, net	$88,311	$87,568

Depreciation expense for property and equipment was approximately $15 million, $20 million and $24 million for the years ended December 31, 2014, 2015 and 2016, respectively.

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2014	$1,114,363	$24,442	$1,138,805
Acquisition	112,947	2,400	115,347
Effect of foreign currency translation	—	(1,207)	(1,207)
Goodwill, December 31, 2015	1,227,310	25,635	1,252,945
Acquisitions	467	5,933	6,400
Effect of foreign currency translation	—	(4,479)	(4,479)
Goodwill, December 31, 2016	$1,227,777	$27,089	$1,254,866

The Company recorded goodwill of approximately $108 million in connection with the June 1, 2015 acquisition of Apartment Finder and recorded goodwill of approximately $2 million in connection with the July 1, 2015 acquisition of the assets of Belbex Corporate, S.L., a commercial real estate information provider operating in Madrid, Spain. Additionally, the Company recorded goodwill of approximately $5 million and $467,000 during the years ended December 31, 2015 and 2016, respectively, in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. Finally, the Company recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany.

During the fourth quarters of 2014, 2015 and 2016, the Company completed the annual impairment test of goodwill and concluded that goodwill was not impaired.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2015	2016
Capitalized product development cost	$2,243	$2,275	4
Accumulated amortization	(2,172)	(2,217)
Capitalized product development cost, net	71	58

Building photography	17,677	17,271	4
Accumulated amortization	(15,875)	(16,351)
Building photography, net	1,802	920

Acquired database technology	77,905	78,151	5
Accumulated amortization	(62,818)	(72,691)
Acquired database technology, net	15,087	5,460

Acquired customer base	221,409	220,749	10
Accumulated amortization	(129,782)	(150,445)
Acquired customer base, net	91,627	70,304

Acquired trade names and other intangible assets	153,910	153,607	13
Accumulated amortization	(24,179)	(34,384)
Acquired trade names and other intangible assets, net	129,731	119,223

Intangible assets, net	$238,318	$195,965

Amortization expense for intangible assets was approximately $55 million, $59 million and $46 million for the years ended December 31, 2014, 2015 and 2016, respectively.

In the aggregate, the Company expects amortization for intangible assets existing as of December 31, 2016 for future periods to be approximately $33 million, $24 million, $21 million, $19 million and $18 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

Intangible assets are reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the first quarter of 2016, the Company determined that the acquired trade names recorded in connection with the LoopNet acquisition on April 30, 2012 should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to work being performed to integrate the backend systems of LoopNet and CoStar, which may result in a future re-branding effort if aspects of the LoopNet and CoStar services are ultimately combined. The Company estimated the fair value of the LoopNet trade names using the relief from royalty method and concluded that no impairment existed as of March 31, 2016. The Company estimated a useful life of fifteen years for the LoopNet trade names, which are being amortized on a straight-line basis.

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

Effective April 1, 2014, the Company terminated the 2012 Credit Agreement and repaid all amounts outstanding thereunder, which amounts totaled approximately $149 million. The Company evaluated the execution of the 2014 Credit Agreement and the termination of the 2012 Credit Agreement and determined that the transactions did not qualify as an extinguishment of debt because the change in the present value of future cash flows between the initial term loan facility under the 2012 Credit Agreement and the new term loan facility under the 2014 Credit Agreement was not considered a substantial modification.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended December 31, 2016, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended December 31, 2016, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of December 31, 2016.

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

As of December 31, 2015 and 2016, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $10 million, $9 million and $10 million for the years ended December 31, 2014, 2015 and 2016, respectively. Interest expense included amortized debt issuance costs of approximately $3 million for each of the years ended December 31, 2014, 2015 and 2016. Total interest paid for the term loan facility and revolving credit facility was approximately $7 million, $6 million and $7 million for the years ended December 31, 2014, 2015 and 2016, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	LONG-TERM DEBT — (CONTINUED)

The following table represents the Company's long-term debt (in thousands):

	December 31,
	2015	2016
Term loan facility	$365,000	$345,000
Debt issuance costs, net	(9,888)	(6,661)
Total debt	355,112	338,339
Current maturities of long-term debt	(20,000)	(35,000)
Current debt issuance costs, net	3,254	3,134
Total long-term debt, less current portion	$338,366	$306,473

Maturities of the Company's borrowings under the 2014 Credit Agreement for each of the next three years as of December 31, 2016 are as follows (in thousands):

Year ending December 31,	Maturities
Due in:
2017	$35,000
2018	55,000
2019	255,000
Long-term debt, including current maturities	$345,000

10.	INCOME TAXES

The components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$24,741	$10,295	$32,198
State	2,761	1,503	3,682
Foreign	53	40	76
Total current	27,555	11,838	35,956
Deferred:
Federal	(698)	(7,475)	13,641
State	(813)	1,683	1,959
Foreign	—	—	35
Total deferred	(1,511)	(5,792)	15,635
Total provision for income taxes	$26,044	$6,046	$51,591

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2015	2016
Deferred tax assets:
Reserve for bad debts	$2,849	$2,437
Accrued compensation	10,725	5,562
Stock compensation	12,686	14,268
Net operating losses	36,406	30,319
Accrued reserve and other	3,515	2,097
Unrealized loss on securities	377	326
Deferred rent	7,274	7,814
Deferred revenue	2,243	—
Deferred gain on the sale of building	9,128	8,166
Total deferred tax assets, prior to valuation allowance	85,203	70,989

Valuation allowance	(9,347)	(8,557)
Total deferred tax assets, net of valuation allowance	75,856	62,432

Deferred tax liabilities:
Prepaids	(1,335)	(1,753)
Depreciation	(13,047)	(13,045)
Intangibles	(56,952)	(58,747)
Total deferred tax liabilities	(71,334)	(73,545)

Net deferred tax assets (liabilities)	$4,522	$(11,113)

As of December 31, 2015 and 2016, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2015 and 2016 includes an allowance for unrealized losses on ARS investments, foreign deferred tax assets and state net operating losses and tax credits. The valuation allowance for the deferred tax asset for unrealized losses on ARS has been recorded as an adjustment to accumulated other comprehensive loss.

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

The Company’s change in valuation allowance was an increase of approximately $2 million for the year ended December 31, 2015 and a decrease of approximately $1 million for the year ended December 31, 2016. The increase for the year ended December 31, 2015 is due to an increase in the valuation allowance for U.S. deferred tax assets of approximately $2 million primarily related to the change in local tax law that occurred during the first quarter of 2015, partially offset by the decrease in the valuation allowance for foreign deferred tax assets of approximately $551,000. The decrease for the year ended December 31, 2016 is due to a decrease in the valuation allowance for foreign deferred tax assets of approximately $1 million.

The Company had U.S. income before income taxes of approximately $71 million, $2 million and $135 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company had foreign income before income taxes of approximately $273,000, $1 million and $2 million for the years ended December 31, 2014, 2015 and 2016, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Expected federal income tax provision at statutory rate	$24,820	$903	$47,832
State income taxes, net of federal benefit	1,965	(678)	3,638
Foreign income taxes, net effect	336	469	(31)
Increase (decrease) in valuation allowance	(2,397)	1,956	(103)
Nondeductible compensation	554	574	141
Nondeductible transaction costs	—	229	103
Meals and entertainment	415	1,032	712
Tax rate changes	61	1,203	283
Research credits	—	—	(920)
Other adjustments	290	358	(64)
Income tax expense, net	$26,044	$6,046	$51,591

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

The Company paid approximately $3 million, $1 million, and $34 million in income taxes for the years ended December 31, 2014, 2015 and 2016, respectively.

The Company has net operating loss carryforwards for international income tax purposes of approximately $27 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $49 million that begin to expire in 2020, state net operating loss carryforwards with a tax value of approximately $6 million that begin to expire in 2020 and state income tax credit carryforwards with a tax value of approximately $3 million that begin to expire in 2020. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $1 million, $1 million and $5 million in 2014, 2015 and 2016, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2013	$5,957
Increase for current year tax positions	51
Decrease for prior year tax positions	(189)
Expiration of the statute of limitation for assessment of taxes	(70)
Unrecognized tax benefits as of December 31, 2014	5,749
Increase for prior year tax positions	1,954
Expiration of the statute of limitation for assessment of taxes	(39)
Unrecognized tax benefits as of December 31, 2015	7,664
Increase for current year tax positions	368
Decrease for prior year tax positions	(6,115)
Expiration of the statute of limitation for assessment of taxes	(74)
Unrecognized tax benefits as of December 31, 2016	$1,843

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.	INCOME TAXES — (CONTINUED)

Approximately $1 million of the unrecognized tax benefits as of December 31, 2015 and 2016 would favorably affect the annual effective tax rate, if recognized in future periods. The Company recognized $62,000 and $83,000 for interest and penalties in its consolidated statements of operations for the years ended December 31, 2014 and 2015, respectively. The Company reversed interest and penalties of $416,000 in its consolidated statements of operations for the year ended December 31, 2016. The Company had liabilities of $466,000, $549,000 and $133,000 for interest and penalties in its consolidated balance sheets as of December 31, 2014, 2015 and 2016, respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s federal income tax returns and most state income tax returns for tax years 2013 through 2015 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2012 through 2015 remain open to examination. The Company’s U.K. income tax returns for tax years 2010 through 2015 remain open to examination.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options. Rent expense for the years ended December 31, 2014, 2015 and 2016 was approximately $19 million, $21 million and $22 million, respectively.

Future minimum lease payments as of December 31, 2016 are as follows (in thousands):

2017	$26,548
2018	27,458
2019	24,969
2020	23,555
2021	22,337
2022 and thereafter	61,623
Total future minimum lease payments	$186,490

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

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStar Go®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment net income (loss) before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenues
North America	$552,141	$686,573	$809,492
International
External customers	23,795	25,191	28,138
Intersegment revenue	57	41	40
Total International revenue	23,852	25,232	28,178
Intersegment eliminations	(57)	(41)	(40)
Total revenues	$575,936	$711,764	$837,630

EBITDA
North America	$148,913	$87,092	$210,901
International	2,337	2,895	4,169
Total EBITDA	$151,250	$89,987	$215,070

The reconciliation of net income (loss) to EBITDA consists of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net income (loss)	$44,869	$(3,465)	$85,071
Amortization of acquired intangible assets in cost of revenues	26,290	30,077	22,819
Amortization of acquired intangible assets in operating expenses	28,432	27,931	22,731
Depreciation and other amortization	15,650	20,524	24,615
Interest and other income	(516)	(537)	(1,773)
Interest and other expense	10,481	9,411	10,016
Income tax expense, net	26,044	6,046	51,591
EBITDA	$151,250	$89,987	$215,070

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Intersegment revenues were attributable to services performed for the Company's wholly owned subsidiary, CoStar Portfolio Strategy by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company. Intersegment revenues are recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam.

North America EBITDA includes an allocation of approximately $1 million, $954,000 and $396,000 for the years ended December 31, 2014, 2015 and 2016, respectively. This allocation represents costs incurred for International employees involved in development activities of the Company’s North America operating segment.

International EBITDA includes a corporate allocation of approximately $261,000, $256,000 and $321,000 for the years ended December 31, 2014, 2015 and 2016, respectively. This corporate allocation represents costs incurred for North America employees involved in management and expansion activities of the Company’s International operating segment.

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2015	2016
Property and equipment, net
North America	$86,191	$84,727
International	2,120	2,841
Total property and equipment, net	$88,311	$87,568

Goodwill
North America	$1,227,310	$1,227,777
International	25,635	27,089
Total goodwill	$1,252,945	$1,254,866

Assets
North America	$2,130,202	$2,239,587
International	41,370	45,167
Total operating segment assets	$2,171,572	$2,284,754

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,171,572	$2,284,754
Investment in subsidiaries	(18,344)	(57,065)
Intersegment receivables	(73,657)	(42,626)
Total assets	$2,079,571	$2,185,063

Liabilities
North America	$525,566	$520,833
International	72,544	50,057
Total operating segment liabilities	$598,110	$570,890

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$598,110	$570,890
Intersegment payables	(62,319)	(40,040)
Total liabilities	$535,791	$530,850

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry. The revenues by type of service consists of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Information and analytics
CoStar Suite(1)	$322,696	$360,440	$408,456
Information services(2)	72,525	75,790	77,178
Online marketplaces
Multifamily(3)	76,785	160,630	224,835
Commercial property and land(4)	103,930	114,904	127,161
Total revenues	$575,936	$711,764	$837,630

(1) CoStar Suite is comprised of: CoStar Property Professional, CoStar COMPS Professional, CoStar Tenant; CoStar Market Analytics; and CoStar Portfolio Strategy.

(2) Information services is comprised of: LoopNet Premium Searcher; CoStar Real Estate Manager; CoStar Risk Analytics COMPASS; CoStar Investment Analysis Portfolio Maximizer; CoStar Investment Analysis Request; CoStar Brokerage Applications; PROPEX; Grecam; Belbex; and Thomas Daily.

(3) Multifamily is comprised of Apartments.com, ApartmentFinder.com and ApartmentHomeLiving.com.

(4) Commercial property and land is comprised of: LoopNet Premium Lister; LoopLink; CoStar Advertising; BizBuySell and BizQuest; LandsofAmerica and LandAndFarm; and CoStar Private Sale Network.

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 2,000,000 shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2016. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

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

Equity Offering

During June 2014, the Company completed a public equity offering of 3,450,000 shares of common stock for $160.00 per share. Net proceeds from the public equity offering were approximately $529 million, after deducting approximately $22 million of underwriting discounts and commissions and offering expenses of approximately $500,000. The Company has used and intends to continue to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it determines to pursue, to finance the growth of its business and for general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

14.	NET INCOME (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2014	2015	2016
Numerator:
Net income (loss)	$44,869	$(3,465)	$85,071
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	30,215	31,950	32,167
Effect of dilutive securities:
Stock options and restricted stock	426	—	269
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	30,641	31,950	32,436

Net income (loss) per share — basic	$1.48	$(0.11)	$2.64
Net income (loss) per share — diluted	$1.46	$(0.11)	$2.62

Stock options to purchase approximately 80,000 and 194,000 shares that were outstanding for the years ended December 31, 2014 and 2016, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. The Company did not consider the impact of potentially dilutive securities for the year ended December 31, 2015 when calculating the diluted net loss per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions, that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Year Ended December 31,
	2014	2015	2016
Performance-based restricted stock awards	23	55	59
Service-based restricted stock units	1	1	1
Total shares excluded from computation	24	56	60

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007. In April 2016, the Company’s Board of Directors adopted the CoStar Group, Inc. 2016 Stock Incentive Plan (as amended, the “2016 Plan”), subject to stockholder approval, which was obtained on June 9, 2016. All shares of common stock that were authorized for issuance under the 2007 Plan that, as of June 9, 2016, remained available for issuance under the 2007 Plan (excluding shares subject to outstanding awards) were rolled into the 2016 Plan and, as of that date, no shares of common stock were available for new awards under the 2007 Plan. The 2007 Plan continues to govern unexercised and unexpired awards issued under the 2007 Plan prior to June 9, 2016. The 2007 Plan provided for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 2007 Plan could be incentive or non-qualified, and except in limited circumstances related to a merger or other acquisition, the exercise price for a stock option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options, restricted stock and restricted stock unit grants under the 2007 Plan was determined by the Board of Directors or a committee thereof and was generally three to four years. In some cases, vesting of restricted stock awards under the 2007 Plan are subject to performance conditions. Upon the occurrence of a Change of Control, as defined in the 2007 Plan, all outstanding unexercisable options and restricted stock grants under the 2007 Plan immediately become exercisable.

The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company has issued and/or reserved the following shares of common stock for issuance under the 2016 Plan: (a) 1,450,000 shares of common stock, plus (b) 815,464 shares of common stock that were authorized for issuance under the 2007 Plan that, as of June 9, 2016, remained available for issuance under the 2007 Plan (not including any Shares that were subject as of such date to outstanding awards under the 2007 Plan), and (c) any shares of common stock subject to outstanding awards under the 2007 Plan as of June 9, 2016, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 2 million shares were available for future grant under the 2016 Plan as of December 31, 2016.

At December 31, 2016, there was approximately $57 million of unrecognized compensation cost related to stock incentive plans, net of forfeitures, which the Company expects to recognize over a weighted-average-period of 2.4 years.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Options

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	374,340	$36.48 - $102.16	$68.94
Granted	87,700	$201.04 - $201.04	$201.04
Exercised	(68,126)	$39.00 - $102.16	$55.81
Canceled or expired	(23,735)	$58.95 - $201.04	$124.09
Outstanding at December 31, 2014	370,179	$36.48 - $201.04	$99.12
Granted	89,500	$193.69 - $193.69	$193.69
Exercised	(59,602)	$36.48 - $201.04	$85.48
Outstanding at December 31, 2015	400,077	$36.48 - $201.04	$122.30
Granted	82,400	$182.75 - $182.75	$182.75
Exercised	(29,285)	$36.48 - $201.04	$112.78
Canceled or expired	(13,034)	$193.69 - $201.04	$195.78
Outstanding at December 31, 2016	440,158	$36.48 - $201.04	$132.08	6.54	$26,086

Exercisable at December 31, 2014	188,656	$36.48 - $102.16	$60.54
Exercisable at December 31, 2015	220,107	$36.48 - $201.04	$77.63
Exercisable at December 31, 2016	284,489	$36.48 - $201.04	$100.94	5.44	$25,613

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of the end of the period that had an exercise price less than the closing price on that date. Options to purchase 68,126, 59,602 and 29,285 shares were exercised during the years ended December 31, 2014, 2015, and 2016, respectively. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was approximately $9 million, $7 million and $3 million for the years ended December 31, 2014, 2015, and 2016, respectively.

The weighted-average grant date fair value of each option granted during the years ended December 31, 2014, 2015 and 2016 using the Black-Scholes option-pricing model was $58.12, $56.53 and $54.34, respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2014	2015	2016
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	31%
Risk-free interest rate	2%	2%	1%
Expected life (in years)	5	5	5

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Stock Options — (Continued)

The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared or paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the Company's common stock over a period consistent with the expected life of the options granted. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the options granted. The expected life for the options is determined based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior as well as expected future employee option exercise patterns.

The following table summarizes information regarding options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$36.48 - $42.50	54,885	3.06	$41.26	54,885	$41.26
$42.51 - $58.06	42,156	4.14	$56.53	42,156	$56.53
$58.07 - $59.59	42,175	5.14	$58.95	42,175	$58.95
$59.60 - $81.19	2,320	4.42	$60.23	2,320	$60.23
$81.20 - $142.45	71,922	6.19	$102.16	71,922	$102.16
$142.46 - $188.22	82,400	9.19	$182.75	—	$—
$188.23 - $197.37	75,500	8.17	$193.69	25,165	$193.69
$197.38 - $201.04	68,800	7.16	$201.04	45,866	$201.04
$36.48 - $201.04	440,158	6.54	$132.08	284,489	$100.94

Restricted Stock Awards

In February 2014, March 2015 and March 2016, the Compensation Committee of the Board of Directors of the Company approved grants of restricted common stock to the executive officers that vest based on the Company’s achievement of a three-year cumulative revenue goal established at the grant date, and are subject to forfeiture in the event the foregoing performance condition is not met by the end of each respective three-year period. The number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the target award. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement. These awards support the Company’s goals of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

These grants of restricted common stock are subject to continuing employment requirements and to a market condition. The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of the three-year performance goals described above, as well as its TSR relative to the Russell 1000 Index over the same three-year performance period. At the end of the three-year performance period, if the performance condition is achieved at or above the pre-established threshold, the number of shares earned is further adjusted by a TSR payout percentage, which ranges between 80% and 120%, based on the Company’s TSR performance relative to that of the Russell 1000 Index over the respective three-year period. The Company granted a total of 24,720, 32,400 and 25,680 shares of performance-based restricted common stock during the years ended December 31, 2014, 2015 and 2016, respectively.

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

	Year Ended December 31,
	2014	2015	2016
Dividend yield	0%	0%	0%
Expected volatility	30%	26%	28%
Risk-free interest rate	1%	1%	1%
Expected life (in years)	3	3	3
Weighted-average grant date fair value	$216.20	$208.08	$184.97

The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared or paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the common stock of the companies within the Russell 1000 Index over a period consistent with the expected life of the performance-based restricted common stock awards with a market condition. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the performance-based restricted common stock awards with a market condition. The expected life is consistent with the performance measurement period of the performance-based restricted common stock awards with a market condition.

As of December 31, 2016, the Company reassessed the probability of achieving the performance and market conditions and determined that it was probable that the performance and market conditions for the 2014, 2015 and 2016 performance-based restricted common stock awards would be met by their forfeiture dates. As a result, the Company recorded a total of approximately $1 million $3 million and $3 million of stock-based compensation expense related to the performance-based restricted common stock awards with a market condition for the years ended December 31, 2014, 2015 and 2016, respectively. The Company expects to record an aggregate amount of stock-based compensation expense related to the performance-based restricted common stock awards of approximately $5 million over the periods 2017, 2018 and 2019.

The following table presents unvested restricted stock awards activity for the year ended December 31, 2016:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2015	503,113	$166.42	54,960	$211.41
Granted	170,710	$194.77	25,680	$184.97
Vested	(227,814)	$140.14	—	$—
Canceled	(51,297)	$177.72	(8,160)	$211.18
Unvested restricted stock awards at December 31, 2016	394,712	$192.38	72,480	$202.07

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.	EMPLOYEE BENEFIT PLANS — (CONTINUED)

Restricted Stock Units

The following table presents unvested restricted stock units activity for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2015	1,430	$185.42
Granted	1,110	$180.29
Vested	(371)	$177.93
Canceled	(970)	$185.85
Unvested restricted stock units at December 31, 2016	1,199	$182.64

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In 2014, 2015 and 2016, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2014, 2015 and 2016 were approximately $6 million, $8 million and $9 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2014, 2015 and 2016, respectively.

Employee Pension Plan

The Company maintains a Group Personal Pension Plan (the “Plan”) for all eligible employees in the Company’s U.K. offices. The Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2014, 2015 and 2016, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the Plan by the Company to match employee contributions for the years ended December 31, 2014, 2015 and 2016 were approximately $390,000, $420,000 and $380,000, respectively.

Registered Retirement Savings Plan

As of January 1, 2015, the Company introduced a registered retirement savings plan (“RRSP”) for all eligible employees in the Company’s Canadian offices. In 2015 and 2016, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions for the years ended December 31, 2015 and 2016 were approximately $40,000 and $10,000, respectively.

 Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 3, 2015, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 100,000 shares. On September 14, 2015, the Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed September 14, 2015. There were 108,547 and 93,812 shares available for purchase under the ESPP as of December 31, 2015 and 2016, respectively, and approximately 13,227 and 14,735 shares of the Company’s common stock were purchased under the ESPP during 2015 and 2016, respectively.