Form 10-Q
period 2017-03-31
COSTAR GROUP INC
filed 2017-04-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 21, 2017, there were 32,748,797 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$226,553	$199,739
Cost of revenues	51,346	42,900
Gross margin	175,207	156,839

Operating expenses:
Selling and marketing	76,402	75,204
Software development	22,374	17,635
General and administrative	33,995	27,476
Customer base amortization	4,774	6,223
	137,545	126,538
Income from operations	37,662	30,301
Interest and other income	429	84
Interest and other expense	(2,686)	(2,509)
Income before income taxes	35,405	27,876
Income tax expense	13,275	11,155
Net income	$22,130	$16,721

Net income per share — basic	$0.69	$0.52
Net income per share — diluted	$0.68	$0.52

Weighted average outstanding shares — basic	32,276	32,085
Weighted average outstanding shares — diluted	32,563	32,382

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$22,130	$16,721
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	411	(533)
Net decrease in unrealized loss on investments	—	229
Total other comprehensive income (loss)	411	(304)
Total comprehensive income	$22,541	$16,417

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$572,472	$567,223
Accounts receivable, net of allowance for doubtful accounts of approximately $7,504 and $6,344 as of March 31, 2017 and December 31, 2016, respectively	49,557	48,537
Income tax receivable	129	129
Prepaid expenses and other current assets	12,005	11,602
Total current assets	634,163	627,491

Long-term investments	9,952	9,952
Deferred income taxes, net	8,479	7,273
Property and equipment, net	85,504	87,568
Goodwill	1,263,484	1,254,866
Intangible assets, net	191,472	195,965
Deposits and other assets	2,101	1,948
Total assets	$2,195,155	$2,185,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,961	$31,866
Accounts payable	16,947	11,478
Accrued wages and commissions	27,023	33,803
Accrued expenses	32,302	31,092
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	14,559	3,814
Deferred rent	1,799	1,206
Deferred revenue	41,977	39,164
Total current liabilities	144,091	154,946

Long-term debt, less current portion	297,150	306,473
Deferred gain on the sale of building	18,084	18,715
Deferred rent	31,800	31,589
Deferred income taxes, net	19,521	18,386
Income taxes payable	747	741
Total liabilities	511,393	530,850

Total stockholders’ equity	1,683,762	1,654,213
Total liabilities and stockholders’ equity	$2,195,155	$2,185,063
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$22,130	$16,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,298	17,521
Amortization of debt issuance costs	772	811
Stock-based compensation expense	9,357	8,331
Deferred income tax expense, net	2,091	1,706
Provision for losses on accounts receivable	1,800	2,218
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,760)	(9,295)
Prepaid expenses and other current assets	(359)	542
Deposits and other assets	(117)	239
Accounts payable and other liabilities	11,588	8,412
Deferred revenue	2,757	1,150
Net cash provided by operating activities	64,557	48,356

Investing activities:
Proceeds from sale and settlement of investments	—	4,700
Purchases of property and equipment and other assets	(6,146)	(3,794)
Acquisitions, net of cash acquired	(13,673)	(490)
Net cash provided by (used in) investing activities	(19,819)	416

Financing activities:
Payments of long-term debt	(35,000)	(5,000)
Repurchase of restricted stock to satisfy tax withholding obligations	(5,781)	(4,835)
Proceeds from exercise of stock options and employee stock purchase plan	1,234	1,180
Net cash used in financing activities	(39,547)	(8,655)

Effect of foreign currency exchange rates on cash and cash equivalents	58	(215)
Net increase in cash and cash equivalents	5,249	39,902
Cash and cash equivalents at the beginning of period	567,223	421,818
Cash and cash equivalents at the end of period	$572,472	$461,720
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2017 and December 31, 2016, the results of its operations for the three months ended March 31, 2017 and 2016, its comprehensive income for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities ("ARS"), accounting for business combinations and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

The Company primarily derives revenues by providing access to its proprietary database of commercial real estate information. The Company generally charges a fixed monthly amount for its subscription-based services. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based license agreements have a term of one year and renew automatically.

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

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing assessments of its customers’ respective financial conditions and generally does not require that its customers’ obligations to the Company be secured. The Company maintains reserves for estimated inherent credit losses, and such losses have been within management’s expectations. The large size and widespread nature of the Company’s customer base and the Company’s lack of dependence on any individual customer mitigates the risk of nonpayment of the Company’s accounts receivable. The carrying amount of the accounts receivable approximates the net realizable value. The carrying value of the accounts receivable, accounts payable, accrued expenses and long-term debt approximates fair value.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $23 million and $34 million for the three months ended March 31, 2017 and 2016, respectively.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2017 and 2016.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustment	$(11,780)	$(12,191)
Accumulated net unrealized loss on investments, net of tax	(848)	(848)
Total accumulated other comprehensive loss	$(12,628)	$(13,039)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2017	2016

Net income	$22,130	$16,721
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	32,276	32,085
Effect of dilutive securities:
Stock options and restricted stock	287	297
Denominator for diluted net income per share — weighted-average outstanding shares	32,563	32,382

Net income per share — basic	$0.69	$0.52
Net income per share — diluted	$0.68	$0.52

Stock options to purchase approximately 253,000 and 235,000 shares that were outstanding for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended March 31,
	2017	2016
Performance-based restricted stock awards	85	72
Service-based restricted stock units	1	1
Total shares excluded from computation	86	73

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

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

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$1,171	$1,381
Selling and marketing	1,652	1,511
Software development	1,810	1,534
General and administrative	4,724	3,905
Total stock-based compensation	$9,357	$8,331

Options to purchase 8,290 and 4,500 shares were exercised during the three months ended March 31, 2017 and 2016, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $6 million and $7 million as of March 31, 2017 and December 31, 2016, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 7 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $772,000 and $811,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of adopting this guidance and, although it expects significant changes to its financial statement disclosures, due to the nature of its services and current revenue recognition practices, it does not believe the new revenue recognition standard will have a material impact on its revenue recognition policies. The Company expects adoption of the new standard will change its current treatment of commissions paid to employees, which the Company currently expenses as incurred. Under the new standard, the Company expects to capitalize commission costs as an incremental cost of obtaining a contract, which may have a material impact on the Company's financial statements. The Company is currently evaluating the period over which the capitalized commission costs will be amortized. The Company is still assessing the financial statement impact of capitalizing commission costs and as a result, it has not yet selected a transition method, but it expects to adopt the new standard on January 1, 2018.

In February 2016, the FASB issued authoritative guidance to increase transparency and comparability among organizations' accounting for leases. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet, as well as disclose key information about leasing arrangements. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures, and expects that the adoption of this standard may result in a material increase in assets and liabilities on its consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Recent Accounting Pronouncements — (Continued)

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. The guidance requires a company to (i) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations using a prospective transition method, (ii) recognize excess tax benefits in the current period regardless of whether the benefit reduces taxes payable using a modified retrospective transition method, and (iii) classify all excess tax benefits as operating activities within the statement of cash flows using either a prospective transition method or a retrospective transition method. The guidance also allows a company to (i) elect whether to estimate the number of share-based awards expected to vest or account for forfeitures when they occur, and (ii) withhold up to the maximum statutory tax rate in the applicable jurisdiction for awards, both of which should be applied using a modified retrospective transition method. Finally, the guidance requires a company to classify the cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity within the statement of cash flows using a retrospective transition method. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of the new standard resulted in a $2 million cumulative-effect adjustment as of January 1, 2017 to record a deferred tax asset with the offset to retained earnings on the balance sheet, representing the amount of the Company's net operating loss carryforwards attributable to excess tax benefits that it was not able to record under the prior guidance. The Company elected to apply the presentation requirements for statement of cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $430,000 for the three months ended March 31, 2016. The presentation requirements related to employee taxes paid by withholding shares had no impact to any of the periods presented in the Company's condensed consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

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

In January 2017, the FASB issued authoritative guidance designed to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The guidance indicates that an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance during the first quarter of 2017 and the early adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Scheduled maturities of investments classified as available-for-sale as of March 31, 2017 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2017 — March 31, 2018	$—
April 1, 2018 — March 31, 2022	—
April 1, 2022 — March 31, 2027	—
After March 31, 2027	9,952
Available-for-sale investments	$9,952

The Company had no realized gains on its investments for each of the three months ended March 31, 2017 and 2016. The Company had no realized losses on its investments for each of the three months ended March 31, 2017 and 2016. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of March 31, 2017, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of March 31, 2017 and December 31, 2016 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016. See Note 4 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

3.	INVESTMENTS — (CONTINUED)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,952	$(848)	$9,952	$(848)
Investments in an unrealized loss position	$9,952	$(848)	$9,952	$(848)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2017 and December 31, 2016.

4.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,537	$—	$—	$175,537
Commercial paper	13,048	—	—	13,048
Auction rate securities	—	—	9,952	9,952
Total assets measured at fair value	$188,585	$—	$9,952	$198,537

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$9,952	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	—	229
Settlements	—	(4,700)
Balance at end of period	$9,952	$11,036

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2015 to March 31, 2017 (in thousands):

Auction Rate Securities
Balance at December 31, 2015	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	395
Settlements	(5,950)
Balance at December 31, 2016	9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at March 31, 2017	$9,952

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2017, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2017. See Note 3 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

Based on this assessment of fair value, as of March 31, 2017, the Company determined there was a decline in the fair value of its ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2015	$1,227,310	$25,635	$1,252,945
Acquisition	467	5,933	6,400
Effect of foreign currency translation	—	(4,479)	(4,479)
Goodwill, December 31, 2016	1,227,777	27,089	1,254,866
Acquisitions	8,275	—	8,275
Effect of foreign currency translation	—	343	343
Goodwill, March 31, 2017	$1,236,052	$27,432	$1,263,484

The Company recorded goodwill of approximately $467,000 during the year ended December 31, 2016 in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. The Company also recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. Finally, the Company recorded goodwill of approximately $8 million in connection with the January 31, 2017 acquisition of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC), an online marketplace specializing in Southern California real estate rentals, and its affiliated entity Westside Credit Services, LLC, a provider of credit checks and tenant screening for landlords in the Southern California real estate rental market. The purchase accounting for the acquisition of Westside Rentals is preliminary, subject to the completion of the accounting for certain tax related items.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2017	December 31, 2016	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,275	4
Accumulated amortization	(2,228)	(2,217)
Capitalized product development cost, net	47	58

Building photography	18,566	17,271	4
Accumulated amortization	(16,780)	(16,351)
Building photography, net	1,786	920

Acquired database technology	80,404	78,151	5
Accumulated amortization	(75,768)	(72,691)
Acquired database technology, net	4,636	5,460

Acquired customer base	222,615	220,749	10
Accumulated amortization	(155,346)	(150,445)
Acquired customer base, net	67,269	70,304

Acquired trade names and other intangible assets	154,909	153,607	13
Accumulated amortization	(37,175)	(34,384)
Acquired trade names and other intangible assets, net	117,734	119,223

Intangible assets, net	$191,472	$195,965

7.	LONG-TERM DEBT

On April 1, 2014 (the “Closing Date”), the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The Company can make principal prepayments on the term loan facility and revolving credit facility at any time without penalty. In addition to regularly scheduled principal payments on the term loan made during the first quarter of 2017, the Company made a principal prepayment of $30.0 million. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using a valuation technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

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

The 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended March 31, 2017, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended March 31, 2017, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3 million for each of the three months ended March 31, 2017 and 2016. Interest expense included amortized debt issuance costs of approximately $772,000 and $811,000 for the three months ended March 31, 2017 and 2016, respectively. Total interest paid for the term loan facility and revolving credit facility was approximately $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

The following table represents the Company's long-term debt (in thousands):

	March 31, 2017	December 31, 2016
Term loan facility	$310,000	$345,000
Debt issuance costs, net	(5,889)	(6,661)
Total debt	304,111	338,339
Current maturities of long-term debt	(10,000)	(35,000)
Current debt issuance costs, net	3,039	3,134
Total long-term debt, less current portion	$297,150	$306,473

8.	INCOME TAXES

The income tax provision for the three months ended March 31, 2017 and 2016 reflects an effective tax rate of approximately 37% and 40%, respectively. This decrease was primarily due to the adoption of FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, which requires the recognition of excess tax benefits in income tax expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options.

On April 1, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. See Note 7 for additional information regarding the term loan facility and revolving credit facility.

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

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. The Company’s subscription-based information services consist primarily of CoStar Suite® services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through the Company's mobile application, CoStar Go®. CoStar Suite is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
North America	$219,341	$193,261
International
External customers	7,212	6,478
Intersegment revenue	11	11
Total International revenue	7,223	6,489
Intersegment eliminations	(11)	(11)
Total revenues	$226,553	$199,739

EBITDA
North America	$54,433	$46,864
International	527	958
Total EBITDA	$54,960	$47,822

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$22,130	$16,721
Amortization of acquired intangible assets in cost of revenues	6,119	5,696
Amortization of acquired intangible assets in operating expenses	4,774	6,223
Depreciation and other amortization	6,405	5,602
Interest and other income	(429)	(84)
Interest and other expense	2,686	2,509
Income tax expense	13,275	11,155
EBITDA	$54,960	$47,822

Intersegment revenue recorded was attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy, by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company. Intersegment revenues are recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam for CoStar Portfolio Strategy.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment, net
North America	$82,710	$84,727
International	2,794	2,841
Total property and equipment, net	$85,504	$87,568

Goodwill
North America	$1,236,052	$1,227,777
International	27,432	27,089
Total goodwill	$1,263,484	$1,254,866

Assets
North America	$2,249,783	$2,239,587
International	45,591	45,167
Total operating segment assets	$2,295,374	$2,284,754

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,295,374	$2,284,754
Investment in subsidiaries	(57,065)	(57,065)
Intersegment receivables	(43,154)	(42,626)
Total assets	$2,195,155	$2,185,063

Liabilities
North America	$501,591	$520,833
International	50,483	50,057
Total operating segment liabilities	$552,074	$570,890

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$552,074	$570,890
Intersegment payables	(40,681)	(40,040)
Total liabilities	$511,393	$530,850

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Information and analytics
CoStar Suite(1)	$109,979	$97,634
Information services(2)	18,336	19,425
Online marketplaces
Multifamily(3)	63,991	52,238
Commercial property and land(4)	34,247	30,442
Total revenues	$226,553	$199,739

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

(3) Multifamily is comprised of Apartments.com, ApartmentFinder.com, ApartmentHomeLiving.com, WestsideRentals.com and Apartamentos.com.

(4) Commercial property and land is comprised of LoopNet Premium Lister; LoopLink; CoStar Advertising; BizBuySell and BizQuest; LandsofAmerica and LandAndFarm; and CoStar Private Sale Network.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those discussed in “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Subscription-Based Services

Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year. Upon renewal, subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. Our subscription clients generally pay contract fees in advance on a monthly basis, but in some cases may pay us in advance on a quarterly or annual basis.

Revenues by services and a description of what is included in those line items can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite® . Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings. The 2017 revenue growth rates for our CoStar Suite services are expected to be consistent with historical rates.

Information services. We provide portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The revenue growth rate for our information services is expected to decline in 2017 resulting from the elimination or phase out of the LoopNet information services as we begin to seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ApartmentHomeLiving.comTM, WestsideRentals.com®, and Apartamentos.comTM, our recently launched apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. Multifamily revenue increased in 2016 and is expected to continue to increase in 2017, although at lower growth rates than in 2016 given the timing of the Apartment Finder acquisition.

Commercial property and land. Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our LandsofAmerica services, which include LandAndFarm, provide an online marketplace for rural lands for sale that is also accessible via our Land.com domain. The 2017 revenue growth rates for our commercial property and land services are expected to be consistent with historical rates.

As of March 31, 2017 and March 31, 2016, our annualized net bookings of subscription-based services on all contracts were approximately $35 million and $30 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract.

For each of the twelve months ended March 31, 2017 and 2016, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, and therefore our cancellation rate for those services was approximately 10% for the same time periods. We expect our contract renewal rate for existing CoStar subscription-based services on annual contracts to moderate slightly in future periods due to the increased scale of our Multifamily services, which currently have a lower renewal rate as compared to our CoStar Suite services. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytic and online marketplace solutions. We have been, and plan to continue, integrating, further developing and cross-selling our services including Apartments.com, ApartmentFinder.com, Westside Rentals and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and Search Engine Marketing. We expect to continue to invest in sales and marketing in 2017. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Some key priorities for 2017 include:

•
We are continuing to work on further integrating the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create operating efficiencies and improve the data available to our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information. We continue to assess the timing and potential impact of transitioning the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. In connection with this transition, we will seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

•
We are investing in our research operations to support continued growth of our information and analytics offerings. We recently established our research operations headquarters in Richmond, Virginia, which is expected to be a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we have expanded, and will continue to expand, our research team to continue to meet the growing content needs of our clients. In addition, we expect to continue to invest in our International research operations in Madrid, Spain and the U.K.

•
We recently launched Apartamentos.com, an apartment-listing site offered exclusively in Spanish built and tailored to meet the needs of Spanish language households in the U.S. As a result, we expect an increase in traffic for our network of apartment marketing sites, as well as a slight increase in costs to support the new Apartamentos.com site.

•
On January 31, 2017, we added WestsideRentals.com to our network of apartment marketing sites through our acquisitions of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC) and Westside Credit Services, LLC. WestsideRentals.com is a rental website specializing in Southern California real estate rentals. As we transition from WestsideRentals.com's current renter-paid subscription revenue model to an advertising model, we expect to incur losses associated with this business integration.

We also intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to generate reduced revenues or losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

Property Developments

As we have done in the past, we expect to continue to identify new facilities and consolidate existing facilities to better accommodate the changing demands of our business operations and employees. As a result, we may incur additional lease restructuring charges for the abandonment of certain lease space and the impairment of leasehold improvements.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as “non-GAAP EPS”). EBITDA is our net income before interest, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business as well as amortization of acquired intangible assets and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 29 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs and restructuring costs. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of financial items that have been excluded from net income to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income :

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2016 and 2017, we assumed a 38% tax rate in order to approximate our long-term effective corporate tax rate.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$22,130	$16,721
Amortization of acquired intangible assets in cost of revenues	6,119	5,696
Amortization of acquired intangible assets in operating expenses	4,774	6,223
Depreciation and other amortization	6,405	5,602
Interest and other income	(429)	(84)
Interest and other expense	2,686	2,509
Income tax expense	13,275	11,155
EBITDA	$54,960	$47,822

Net cash flows provided by (used in)
Operating activities	$64,557	$48,356
Investing activities	(19,819)	416
Financing activities	(39,547)	(8,655)

Comparison of Three Months Ended March 31, 2017 and Three Months Ended March 31, 2016

The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$109,979	$97,634	$12,345	13%
Information services	18,336	19,425	(1,089)	(6)
Multifamily	63,991	52,238	11,753	22
Commercial property and land	34,247	30,442	3,805	12
Total revenues	226,553	199,739	26,814	13
Cost of revenues	51,346	42,900	8,446	20
Gross margin	175,207	156,839	18,368	12
Operating expenses:
Selling and marketing	76,402	75,204	1,198	2
Software development	22,374	17,635	4,739	27
General and administrative	33,995	27,476	6,519	24
Customer base amortization	4,774	6,223	(1,449)	(23)
Total operating expenses	137,545	126,538	11,007	9
Income from operations	37,662	30,301	7,361	24
Interest and other income	429	84	345	NM
Interest and other expense	(2,686)	(2,509)	177	7
Income before income taxes	35,405	27,876	7,529	27
Income tax expense	13,275	11,155	2,120	19
Net income	$22,130	$16,721	$5,409	32%
__________________________
NM - Not meaningful

Revenues. Revenues increased to $227 million for the three months ended March 31, 2017, from $200 million for the three months ended March 31, 2016. The $27 million increase was primarily attributable to continued organic growth in CoStar Suite and Multifamily revenues. Revenues by services can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. The 2017 revenue growth rates for our CoStar Suite and commercial property and land services are expected to be consistent with historical rates. The revenue growth rate for our information services is expected to decline in 2017 resulting from the elimination or phase out of the LoopNet information services as we begin to seek to convert LoopNet information customers to higher value, more profitable annual subscription information services. Multifamily revenue is expected to continue to increase in 2017 consistent with the growth rate during the first quarter of 2017, although at a lower growth rate than in 2016 given the timing of the Apartment Finder acquisition.

Gross Margin. Gross margin increased to $175 million for the three months ended March 31, 2017, from $157 million for the three months ended March 31, 2016. The gross margin percentage decreased to 77% for the three months ended March 31, 2017, from 79% for the three months ended March 31, 2016. The increase in the gross margin amount was principally due to an increase in revenues offset by an increase in cost of revenues of $8 million. The increase in cost of revenues was primarily due to a $4 million increase in personnel costs, a $1 million increase in related technology costs and a $760,000 increase in occupancy costs, due in part to costs associated with our new research operations headquarters in Richmond, Virginia, and the expansion of our research team. Additionally, we incurred approximately $500,000 associated with translation services for our Apartamentos.com website, while similar amounts were not incurred during the first quarter of 2016. The gross margin percentage is expected to decrease slightly in 2017 as compared to 2016 as a result of our continued investment in research operations.

Selling and Marketing Expenses. Selling and marketing expenses remained relatively consistent at $76 million for the three months ended March 31, 2017, compared to $75 million for the three months ended March 31, 2016, and decreased as a percentage of revenues to 34% for the three months ended March 31, 2017, compared to 38% for the three months ended March 31, 2016.

Software Development Expenses. Software development expenses increased to $22 million for the three months ended March 31, 2017, from $18 million for the three months ended March 31, 2016, and increased as a percentage of revenues to 10% for the three months ended March 31, 2017, compared to 9% for the three months ended March 31, 2016. The increase in the amount and percentage of software development expenses was primarily due to an increase in personnel costs to support the expansion of our research capabilities in Richmond, Virginia, as well as ongoing product maintenance.

General and Administrative Expenses. General and administrative expenses increased to $34 million for the three months ended March 31, 2017, from $27 million for the three months ended March 31, 2016, and increased as a percentage of revenues to 15% for the three months ended March 31, 2017, compared to 14% for the three months ended March 31, 2016. The increase in the amount and percentage of general and administrative expenses was primarily due to approximately $3 million in legal costs primarily related to litigation and acquisitions as well as approximately $2 million in personnel-related costs. We expect to continue to incur legal costs related to a legal matter which began in 2016 that is expected to continue throughout 2017.

Customer Base Amortization Expense. Customer base amortization expense decreased to $5 million for the three months ended March 31, 2017, compared to $6 million for the three months ended March 31, 2016, and decreased as a percentage of revenues to 2% for the three months ended March 31, 2017, compared to 3% for the three months ended March 31, 2016. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the three months ended March 31, 2016, compared to the three months ended March 31, 2017.

Interest and Other Income. Interest and other income increased to approximately $429,000 for the three months ended March 31, 2017, compared to approximately $84,000 for the three months ended March 31, 2016. The increase was primarily due to our higher average cash, cash equivalent and investment balances during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $3 million for the three months ended March 31, 2017 and March 31, 2016.

Income Tax Expense. Income tax expense increased to a $13 million income tax expense for the three months ended March 31, 2017, from $11 million for the three months ended March 31, 2016. This change was primarily due to higher income before income taxes for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as a result of our increased revenues, partially offset by a decrease in the effective tax rate from 40% to 37%. The decrease in the effective tax rate was primarily due to the adoption of Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, which requires the recognition of excess tax benefits in income tax expense that were previously recorded as an adjustment to additional paid-in-capital. The income tax rate may continue to fluctuate during 2017 due to the excess tax benefits as well as potential tax credits that may be claimed for tax years that remain open.

Comparison of Business Segment Results for Three Months Ended March 31, 2017 and Three Months Ended March 31, 2016

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA, which is our net income before interest, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $219 million for the three months ended March 31, 2017, from $193 million for the three months ended March 31, 2016. This increase in North America revenue was primarily a result of continued organic growth in CoStar Suite and Multifamily revenues. International revenues increased to $7 million for the three months ended March 31, 2017, compared to $6 million for the three months ended March 31, 2016. This increase was primarily due to revenue associated with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), as well as an increase in CoStar Suite revenues. These increases were partially offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA increased to $54 million for the three months ended March 31, 2017, from $47 million for the three months ended March 31, 2016. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to $527,000 for the three months ended March 31, 2017, from $958,000 for the three months ended March 31, 2016. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in Madrid, Spain and the U.K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, debt from our term loan and revolving credit facility and cash from operations. Total cash and cash equivalents increased to $572 million as of March 31, 2017 compared to cash and cash equivalents of $567 million as of December 31, 2016. The increase in cash and cash equivalents for the three months ended March 31, 2017 was primarily due to net cash provided by operating activities of approximately $65 million, partially offset by payments of long-term debt of $35 million, cash paid for the acquisition of Westside Rentals of $14 million, cash paid for purchases of property and equipment of $6 million and repurchase of restricted stock to satisfy tax withholding obligations of approximately $6 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $65 million compared to approximately $48 million for the three months ended March 31, 2016. This $17 million increase was due to a net increase of $10 million in changes in operating assets and liabilities, as well as an increase of $7 million in net income plus non-cash items. The $10 million net increase in changes in operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the three months ended March 31, 2017 was approximately $20 million compared to net cash provided by investment activities of approximately $416,000 for the three months ended March 31, 2016. This $20 million increase in cash used in investing activities was primarily due to the $14 million of cash used for the acquisition of Westside Rentals for the three months ended March 31, 2017, as well as $5 million of proceeds from the settlement of investments during the three months ended March 31, 2016 that did not occur during the three months ended March 31, 2017. During the three months ended March 31, 2017, we incurred capital expenditures of approximately $6 million. We expect capital expenditures to increase in 2017 as compared to 2016 as we incur capital expenditures to build out leased office space, including the Richmond research headquarters, as well as to invest in technology.

Net cash used in financing activities was approximately $40 million for the three months ended March 31, 2017, compared to approximately $9 million for the three months ended March 31, 2016. This $31 million increase in net cash used in financing activities was primarily due to an increase in the payments of long-term debt resulting from a $30 million prepayment made on March 1, 2017 of the principal payments for our term loan facility due over the next three quarters.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies and we expect to continue to make acquisitions. On April 10, 2017, we signed a definitive agreement to purchase certain assets and assume certain liabilities from Datasphere Technologies, Inc., in each case, related to the LandWatch.com business (collectively referred to as “LandWatch.com”). We are working with Datasphere Technologies to close the transaction in May 2017. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

The term loan facility is available to us under a credit agreement dated April 1, 2014 (the "2014 Credit Agreement"), and provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The revolving credit facility had $225 million available as of March 31, 2017. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of March 31, 2017, maturities of our borrowings under the 2014 Credit Agreement for each of the next two years ended March 31, 2018 to 2019, are expected to be $10 million and $300 million, respectively. On March 1, 2017, we prepaid the principal payments for our term loan facility due over the next three quarters, for an aggregate prepayment amount of $30 million. We were in compliance with the covenants in the 2014 Credit Agreement as of March 31, 2017.

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

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the second step of the process is performed to measure the impairment loss. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2016, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2016 that would indicate that the carrying value of each reporting unit may not be recoverable.

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

We derive revenues by providing access to our proprietary database of commercial real estate information. We generally charge a fixed monthly amount for our subscription-based services. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based license agreements have a term of one year and renew automatically.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2017. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2017, we determined there was a net decline in the fair value of our ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2017. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Recent Accounting Pronouncements

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. Adoption of this standard will impact our 2017 net income because excess tax benefits, which were previously reflected in additional paid in capital, are now reflected in income tax expense. The significance of the impact will depend on the intrinsic value at the time of vesting or exercise of equity instruments.

See Note 2 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements and related disclosures.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2017 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, legal costs, effective tax rate, equity compensation charges, future taxable income, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, legal proceedings and claims, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Thomas Daily, Westside Rentals and the assets of Belbex and LandWatch, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; our ability to transition the Westside Rentals service platform to our model; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to integrate the backend systems of CoStar and LoopNet and subsequently create operating efficiencies and provide improved data to our customers; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2017, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $12 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2017. As of March 31, 2017, we had $572 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2017, we had $310 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of March 31, 2017, an increase in the interest rate by 25 basis points would result in an increase of approximately $800,000 in interest expense annually. Based on our outstanding borrowings as of March 31, 2017, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $800,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2017, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2017, we determined that there was a net decline in the fair value of our ARS investments of approximately $848,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 3 and 4 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of March 31, 2017. As of March 31, 2017, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2016 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2017	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	4,407		$199.37	—	—
February 1 through February 28	4,845		203.71	—	—
March 1 through March 31	19,009		206.00	—	—
Total	28,261	(1)	$204.57	—	—

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

COSTAR GROUP, INC.
Date:	April 27, 2017	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.