Form 10-Q
period 2017-06-30
COSTAR GROUP INC
filed 2017-07-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, there were 32,820,584 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$237,153	$206,869	$463,706	$406,608
Cost of revenues	55,273	42,679	106,619	85,579
Gross margin	181,880	164,190	357,087	321,029

Operating expenses:
Selling and marketing	91,726	80,468	168,128	155,672
Software development	23,144	19,547	45,518	37,182
General and administrative	34,557	30,227	68,552	57,703
Customer base amortization	4,570	5,829	9,344	12,052
	153,997	136,071	291,542	262,609
Income from operations	27,883	28,119	65,545	58,420
Interest and other income	605	159	1,034	243
Interest and other expense	(2,693)	(2,455)	(5,379)	(4,964)
Income before income taxes	25,795	25,823	61,200	53,699
Income tax expense	3,611	10,247	16,886	21,402
Net income	$22,184	$15,576	$44,314	$32,297

Net income per share — basic	$0.68	$0.48	$1.37	$1.01
Net income per share — diluted	$0.68	$0.48	$1.36	$1.00

Weighted average outstanding shares — basic	32,406	32,186	32,341	32,135
Weighted average outstanding shares — diluted	32,739	32,448	32,651	32,415

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,184	$15,576	$44,314	$32,297
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,831	(1,925)	2,242	(2,458)
Net decrease in unrealized loss on investments	—	—	—	229
Total other comprehensive income (loss)	1,831	(1,925)	2,242	(2,229)
Total comprehensive income	$24,015	$13,651	$46,556	$30,068

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$564,638	$567,223
Accounts receivable, net of allowance for doubtful accounts of approximately $6,441 and $6,344 as of June 30, 2017 and December 31, 2016, respectively	51,512	48,537
Income tax receivable	—	129
Prepaid expenses and other current assets	19,837	11,602
Total current assets	635,987	627,491

Long-term investments	9,952	9,952
Deferred income taxes, net	7,834	7,273
Property and equipment, net	85,779	87,568
Goodwill	1,280,271	1,254,866
Intangible assets, net	198,097	195,965
Deposits and other assets	2,099	1,948
Total assets	$2,220,019	$2,185,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,945	$31,866
Accounts payable	16,694	11,478
Accrued wages and commissions	27,360	33,803
Accrued expenses	36,201	31,092
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	—	3,814
Deferred rent	3,011	1,206
Deferred revenue	43,167	39,164
Total current liabilities	150,901	154,946

Long-term debt, less current portion	282,881	306,473
Deferred gain on the sale of building	17,454	18,715
Deferred rent	31,077	31,589
Deferred income taxes, net	20,218	18,386
Income taxes payable	753	741
Total liabilities	503,284	530,850

Total stockholders’ equity	1,716,735	1,654,213
Total liabilities and stockholders’ equity	$2,220,019	$2,185,063
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$44,314	$32,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,158	34,961
Amortization of debt issuance costs	1,487	1,610
Stock-based compensation expense	19,460	17,670
Deferred income tax expense, net	3,434	3,474
Provision for losses on accounts receivable	2,349	5,108
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,177)	(10,868)
Prepaid expenses and other current assets	(7,887)	(2,616)
Deposits and other assets	(103)	482
Accounts payable and other liabilities	605	4,956
Deferred revenue	3,723	(380)
Net cash provided by operating activities	95,363	86,694

Investing activities:
Proceeds from sale and settlement of investments	—	4,700
Purchases of property and equipment and other assets	(12,674)	(7,394)
Acquisitions, net of cash acquired	(45,068)	(10,795)
Net cash used in investing activities	(57,742)	(13,489)

Financing activities:
Payments of long-term debt	(35,000)	(20,000)
Repurchase of restricted stock to satisfy tax withholding obligations	(13,456)	(13,967)
Proceeds from exercise of stock options and employee stock purchase plan	7,683	3,837
Net cash used in financing activities	(40,773)	(30,130)

Effect of foreign currency exchange rates on cash and cash equivalents	567	(742)
Net increase (decrease) in cash and cash equivalents	(2,585)	42,333
Cash and cash equivalents at the beginning of period	567,223	421,818
Cash and cash equivalents at the end of period	$564,638	$464,151
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017 and 2016, its comprehensive income for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of future financial results.

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

Revenue Recognition

The Company primarily derives revenues by (i) providing access to its proprietary database of commercial real estate information, including apartment listings, and (ii) providing professional property management companies and landlords with an advertising destination. The Company generally charges a fixed monthly amount for its subscription-based services. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based service agreements have a term of one year and renew automatically.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Revenue Recognition — (Continued)

Revenues are recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sale of subscription services and is recognized over the term of the service agreement.

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

The Company holds cash at major financial institutions in amounts that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $38 million and $34 million for the three months ended June 30, 2017 and 2016, respectively. Advertising costs were approximately $62 million and $68 million for the six months ended June 30, 2017 and 2016, respectively.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2017 and 2016.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustment	$(9,949)	$(12,191)
Accumulated net unrealized loss on investments, net of tax	(848)	(848)
Total accumulated other comprehensive loss	$(10,797)	$(13,039)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2017	2016	2017	2016

Net income	$22,184	$15,576	$44,314	$32,297
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	32,406	32,186	32,341	32,135
Effect of dilutive securities:
Stock options and restricted stock	333	262	310	280
Denominator for diluted net income per share — weighted-average outstanding shares	32,739	32,448	32,651	32,415

Net income per share — basic	$0.68	$0.48	$1.37	$1.01
Net income per share — diluted	$0.68	$0.48	$1.36	$1.00

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

Stock options to purchase approximately 96,000 and 227,000 shares that were outstanding for the three months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted net income per share because the inclusion of such shares would have an anti-dilutive effect. Stock options to purchase approximately 174,000 and 231,000 shares that were outstanding for the six months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance-based restricted stock awards	85	72	85	72
Service-based restricted stock units	1	1	1	1
Total shares excluded from computation	86	73	86	73

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

Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$1,339	$1,432	$2,510	$2,813
Selling and marketing	1,887	1,733	3,539	3,244
Software development	1,840	1,684	3,650	3,218
General and administrative	5,037	4,490	9,761	8,395
Total stock-based compensation	$10,103	$9,339	$19,460	$17,670

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Options to purchase 69,993 and 16,211 shares were exercised during the three months ended June 30, 2017 and 2016, respectively. Options to purchase 78,283 and 20,711 shares were exercised during the six months ended June 30, 2017 and 2016, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $5 million and $7 million as of June 30, 2017 and December 31, 2016, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Note 7 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $715,000 and $799,000 for the three months ended June 30, 2017 and 2016, respectively. The Company amortized debt issuance costs of approximately $1 million and $2 million for the six months ended June 30, 2017 and 2016, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of adopting this guidance and, although it expects significant changes to its financial statement disclosures, due to the nature of its services and current revenue recognition practices, it does not believe the new revenue recognition standard will have a material impact on its revenue recognition policies. The Company expects adoption of the new standard will change its current treatment of commissions paid to employees, which the Company currently expenses as incurred. Under the new standard, the Company expects to capitalize commission costs as an incremental cost of obtaining a contract, which may have a material impact on the Company's financial statements. The Company is currently evaluating the period over which the capitalized commission costs will be amortized. The Company is currently gathering historical information to identify renewal rates by type of customer and type of service, which will help establish the amortization period. Once the amortization period is determined, the Company expects to be able to assess the impact of adopting this guidance. The Company expects to adopt the new standard on January 1, 2018 using the modified retrospective transition method.

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

The adoption of the new standard resulted in a $2 million cumulative-effect adjustment as of January 1, 2017 to record a deferred tax asset with the offset to retained earnings on the balance sheet, representing the amount of the Company's net operating loss carryforwards attributable to excess tax benefits that it was not able to record under the prior guidance. The Company elected to apply the presentation requirements for statement of cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $4 million for the six months ended June 30, 2016. The presentation requirements related to employee taxes paid by withholding shares had no impact to any of the periods presented in the Company's condensed consolidated cash flows statements since such cash flows have historically been presented as a financing activity. In accordance with the new standard, the Company recognized an income tax benefit of $6 million, resulting in a corresponding increase in net income and an increase of $0.20 per basic share and $0.19 per diluted share for the three months ended June 30, 2017. In addition, the Company recognized an income tax benefit of $7 million, resulting in a corresponding increase in net income and an increase of $0.21 per basic and diluted share for the six months ended June 30, 2017. These income tax benefits related to the recognition of excess tax benefits from stock options that were exercised and restricted stock that vested during the period, that prior to the adoption of the new standard were recognized as an increase to additional paid-in capital.

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

In May 2017, the FASB issued authoritative guidance designed to reduce the existing diversity and complexity in the accounting for changes to terms or conditions of a share-based payment award. This guidance clarifies that an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or liability instrument. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. This guidance is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2017 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2017 — June 30, 2018	$—
July 1, 2018 — June 30, 2022	—
July 1, 2022 — June 30, 2027	—
After June 30, 2027	9,952
Available-for-sale investments	$9,952

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2017 and 2016, respectively. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2017 and 2016, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2017, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of June 30, 2017 and December 31, 2016 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016. See Note 4 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,952	$(848)	$9,952	$(848)
Investments in an unrealized loss position	$9,952	$(848)	$9,952	$(848)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2017 and December 31, 2016.

4.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$320,826	$—	$—	$320,826
Commercial paper	11,096	—	—	11,096
Auction rate securities	—	—	9,952	9,952
Total assets measured at fair value	$331,922	$—	$9,952	$341,874

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$9,952	$11,036	$9,952	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	—	—	—	229
Settlements	—	—	—	(4,700)
Balance at end of period	$9,952	$11,036	$9,952	$11,036

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2015 to June 30, 2017 (in thousands):

Auction Rate Securities
Balance at December 31, 2015	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	395
Settlements	(5,950)
Balance at December 31, 2016	9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at June 30, 2017	$9,952

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2017, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2017. See Note 3 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2017, the Company determined there was a decline in the fair value of its ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2015	$1,227,310	$25,635	$1,252,945
Acquisition	467	5,933	6,400
Effect of foreign currency translation	—	(4,479)	(4,479)
Goodwill, December 31, 2016	1,227,777	27,089	1,254,866
Acquisitions	23,712	—	23,712
Effect of foreign currency translation	—	1,693	1,693
Goodwill, June 30, 2017	$1,251,489	$28,782	$1,280,271

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	GOODWILL — (CONTINUED)

The Company recorded goodwill of approximately $467,000 during the year ended December 31, 2016 in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. The Company also recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. The Company recorded goodwill of approximately $8 million in connection with the January 31, 2017 acquisition of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC), an online marketplace specializing in Southern California real estate rentals, and its affiliated entity Westside Credit Services, LLC, a provider of credit checks and tenant screening for landlords in the Southern California real estate rental market. The Company recorded goodwill of approximately $15 million in connection with the May 10, 2017 acquisition of certain assets and assumption of certain liabilities from Datasphere Technologies, Inc., in each case, related to the LandWatch.com® business (collectively referred to as “LandWatch”), a leading listing site dedicated to land and rural properties. The purchase accounting for the acquisitions of Westside Rentals and LandWatch is preliminary, subject to the completion of the accounting for certain tax related items and working capital adjustments, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2017	December 31, 2016	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,275	4
Accumulated amortization	(2,239)	(2,217)
Capitalized product development cost, net	36	58

Building photography	18,655	17,271	4
Accumulated amortization	(17,288)	(16,351)
Building photography, net	1,367	920

Acquired database technology	82,074	78,151	5
Accumulated amortization	(77,404)	(72,691)
Acquired database technology, net	4,670	5,460

Acquired customer base	225,214	220,749	10
Accumulated amortization	(160,385)	(150,445)
Acquired customer base, net	64,829	70,304

Acquired trade names and other intangible assets	167,396	153,607	13
Accumulated amortization	(40,201)	(34,384)
Acquired trade names and other intangible assets, net	127,195	119,223

Intangible assets, net	$198,097	$195,965

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	LONG-TERM DEBT

On April 1, 2014 (the “Closing Date”), the Company entered into the 2014 Credit Agreement by and among the Company, as Borrower, CoStar Realty Information, Inc., as Co-Borrower, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The Company can make principal prepayments on the term loan facility and revolving credit facility at any time without penalty. In addition to regularly scheduled principal payments on the term loan made during the first quarter of 2017, the Company made a principal prepayment of $30 million. The carrying value of the term loan facility approximates fair value and can be estimated through Level 3 unobservable inputs using a valuation technique based on expected cash flows discounted using the current credit-adjusted risk-free rate, which approximates the rate of interest on the term loan facility at origination.

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

The 2014 Credit Agreement requires the Company to maintain certain leverage ratios from the Closing Date through the term of the 2014 Credit Agreement. Currently, the 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended June 30, 2017, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended June 30, 2017, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3 million and $2 million for the three months ended June 30, 2017 and 2016, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $5 million for each of the six months ended June 30, 2017 and 2016. Interest expense included amortized debt issuance costs of approximately $715,000 and $799,000 for the three months ended June 30, 2017 and 2016, respectively. Interest expense included amortized debt issuance costs of approximately $1 million and $2 million for the six months ended June 30, 2017 and 2016, respectively. Total interest paid for the term loan facility and revolving credit facility was approximately $1 million for each of the three months ended June 30, 2017 and 2016. Total interest paid for the term loan facility and revolving credit facility was approximately $3 million for each of the six months ended June 30, 2017 and 2016.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	LONG-TERM DEBT — (CONTINUED)

The following table represents the Company's long-term debt (in thousands):

	June 30, 2017	December 31, 2016
Term loan facility	$310,000	$345,000
Debt issuance costs, net	(5,174)	(6,661)
Total debt	304,826	338,339
Current maturities of long-term debt	(25,000)	(35,000)
Current debt issuance costs, net	3,055	3,134
Total long-term debt, less current portion	$282,881	$306,473

8.	INCOME TAXES

The income tax provision for the six months ended June 30, 2017 and 2016 reflects an effective tax rate of approximately 28% and 40%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the adoption of FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, which requires the recognition of excess tax benefits in income tax expense that were previously recognized as an increase to additional paid-in capital.

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

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. CoStar Suite® is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
North America	$229,826	$199,859	$449,167	$393,120
International
External customers	7,327	7,010	14,539	13,488
Intersegment revenues	11	10	22	21
Total International revenues	7,338	7,020	14,561	13,509
Intersegment eliminations	(11)	(10)	(22)	(21)
Total revenues	$237,153	$206,869	$463,706	$406,608

EBITDA
North America	$43,364	$45,127	$97,797	$91,991
International	379	432	906	1,390
Total EBITDA	$43,743	$45,559	$98,703	$93,381

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,184	$15,576	$44,314	$32,297
Amortization of acquired intangible assets in cost of revenues	4,770	5,687	10,889	11,383
Amortization of acquired intangible assets in operating expenses	4,570	5,829	9,344	12,052
Depreciation and other amortization	6,520	5,924	12,925	11,526
Interest and other income	(605)	(159)	(1,034)	(243)
Interest and other expense	2,693	2,455	5,379	4,964
Income tax expense	3,611	10,247	16,886	21,402
EBITDA	$43,743	$45,559	$98,703	$93,381

Intersegment revenues recorded were attributable to services performed for the Company’s wholly owned subsidiary, CoStar Portfolio Strategy, by Grecam S.A.S. (“Grecam”), a wholly owned subsidiary of CoStar Limited, the Company’s wholly owned U.K. holding company. Intersegment revenues are recorded at an amount the Company believes approximates fair value. North America EBITDA includes a corresponding cost for the services performed by Grecam for CoStar Portfolio Strategy.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment, net
North America	$82,827	$84,727
International	2,952	2,841
Total property and equipment, net	$85,779	$87,568

Goodwill
North America	$1,251,489	$1,227,777
International	28,782	27,089
Total goodwill	$1,280,271	$1,254,866

Assets
North America	$2,271,562	$2,239,587
International	48,860	45,167
Total operating segment assets	$2,320,422	$2,284,754

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,320,422	$2,284,754
Investment in subsidiaries	(57,065)	(57,065)
Intersegment receivables	(43,338)	(42,626)
Total assets	$2,220,019	$2,185,063

Liabilities
North America	$491,765	$520,833
International	52,790	50,057
Total operating segment liabilities	$544,555	$570,890

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$544,555	$570,890
Intersegment payables	(41,271)	(40,040)
Total liabilities	$503,284	$530,850

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by type of service consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Information and analytics
CoStar Suite(1)	$113,794	$101,074	$223,773	$198,708
Information services(2)	18,312	19,425	36,648	38,850
Online marketplaces
Multifamily(3)	68,076	54,860	132,067	107,098
Commercial property and land(4)	36,971	31,510	71,218	61,952
Total revenues	$237,153	$206,869	$463,706	$406,608

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

(3) Multifamily is comprised of Apartments.com, ApartmentFinder.com, ApartmentHomeLiving.com, WestsideRentals.com and Apartamentos.com.

(4) Commercial property and land is comprised of LoopNet Premium Lister; LoopLink; CoStar Advertising; BizBuySell and BizQuest; LandsofAmerica, LandAndFarm and LandWatch; and CoStar Private Sale Network.

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

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Market Analytics service offerings. The 2017 revenue growth rates for our CoStar Suite services are expected to be consistent with historical rates.

Information services. We provide portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The revenue growth rate for our information services is expected to decline in 2017 resulting from the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ApartmentHomeLiving.comTM, WestsideRentals.com®, and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On July 18, 2017, we acquired The Screening ProsTM, an online apartment leasing platform that includes tenant screening, rental applications and payments and lease renewals. Multifamily revenue increased in 2016 and is expected to continue to increase in 2017, although at lower growth rates than in 2016 given the impact of the Apartment Finder acquisition on 2016 growth rates.

Commercial property and land. Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. On May 10, 2017, we acquired certain assets and assumed certain liabilities from Datasphere Technologies, Inc., in each case, related to the LandWatch.com® business (collectively referred to as “LandWatch”). Our LandsofAmerica services, which include LandAndFarm and LandWatch, provide an online marketplace for rural lands for sale that is also accessible via our Land.com domain. The 2017 revenue growth rates for our commercial property and land services are expected to increase during the second half of 2017 as compared to historical rates as a result of the May 10, 2017 acquisition of LandWatch.

As of June 30, 2017 and June 30, 2016, our annualized net bookings of subscription-based services on all contracts were approximately $37 million and $26 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract.

For each of the twelve months ended June 30, 2017 and 2016, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91%, and therefore our cancellation rate for those services was approximately 9% for the same time periods. We expect our contract renewal rate for existing CoStar subscription-based services on annual contracts to decrease slightly in future periods due to the increased scale of our Multifamily services, which currently have a lower renewal rate as compared to our CoStar Suite services. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting and improving our information, news, analytics and online marketplace solutions. We have been, and plan to continue, integrating, further developing and cross-selling our services including Apartments.com, ApartmentFinder.com, Westside Rentals and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and Search Engine Marketing. We expect to continue to invest in sales and marketing in 2017. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Some key priorities for 2017 include:

•
We are continuing to work on further integrating the backend systems of the LoopNet and CoStar databases, so that the two services will share a unified database of information in order to create operating efficiencies and improve the data available to our customers. We also hope to increase the quantity and quality of the listing information available by enabling select brokers and other industry participants to load information directly into the integrated system, simultaneously reducing the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information. We continue to assess the timing and potential impact of transitioning the LoopNet marketplace to a pure marketing site for commercial real estate where, eventually, all listings would be paid and users could search the site for free. In connection with this transition, we seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

•
We are investing in our research operations to support continued growth of our information and analytics offerings. We established our research operations headquarters in Richmond, Virginia, in December 2016, which is expected to be a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we have expanded, and will continue to expand, our research team to continue to meet the growing content needs of our clients. In addition, we expect to continue to invest in our International research operations in Madrid, Spain and the U.K.

•
In February 2017, we launched Apartamentos.com, an apartment-listing site offered exclusively in Spanish built and tailored to meet the needs of Spanish language households in the U.S. As a result, we have seen and expect to continue to see an increase in traffic for our network of apartment marketing sites, as well as a slight increase in costs to support the new Apartamentos.com site.

•
On January 31, 2017, we added WestsideRentals.com to our network of apartment marketing sites through our acquisitions of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC) and Westside Credit Services, LLC. WestsideRentals.com is a rental website specializing in Southern California real estate rentals. We plan to transition from WestsideRentals.com’s current renter-paid subscription revenue model to an advertising model, in which case we expect we will incur losses associated with this business integration.

•
On May 10, 2017, we added LandWatch.com to our network of land-dedicated sites through our acquisition of LandWatch. We have already invested and will continue to make investments to improve the experience for sellers and buyers of land who use our land-dedicated sites. Recent enhancements include adding a custom mapping tool to make property listings more dynamic and consolidating listing management for Lands of America and LandAndFarm into a single account management interface, enabling sellers to purchase advertising on both sites through a single transaction, and making other enhancements to the overall experience.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2016 and 2017, we assumed a 38% tax rate, which approximates our long-term effective corporate tax rate, excluding the impact of a discrete item related to excess tax benefits from stock-based compensation.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,184	$15,576	$44,314	$32,297
Amortization of acquired intangible assets in cost of revenues	4,770	5,687	10,889	11,383
Amortization of acquired intangible assets in operating expenses	4,570	5,829	9,344	12,052
Depreciation and other amortization	6,520	5,924	12,925	11,526
Interest and other income	(605)	(159)	(1,034)	(243)
Interest and other expense	2,693	2,455	5,379	4,964
Income tax expense	3,611	10,247	16,886	21,402
EBITDA	$43,743	$45,559	$98,703	$93,381

Net cash flows provided by (used in)
Operating activities	$30,806	$38,338	$95,363	$86,694
Investing activities	(37,923)	(13,905)	(57,742)	(13,489)
Financing activities	(1,226)	(21,475)	(40,773)	(30,130)

Comparison of Three Months Ended June 30, 2017 and Three Months Ended June 30, 2016

The following table provides a comparison of our selected condensed consolidated results of operations for the three months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended June 30,
	2017	2016	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$113,794	$101,074	$12,720	13%
Information services	18,312	19,425	(1,113)	(6)
Multifamily	68,076	54,860	13,216	24
Commercial property and land	36,971	31,510	5,461	17
Total revenues	237,153	206,869	30,284	15
Cost of revenues	55,273	42,679	12,594	30
Gross margin	181,880	164,190	17,690	11
Operating expenses:
Selling and marketing	91,726	80,468	11,258	14
Software development	23,144	19,547	3,597	18
General and administrative	34,557	30,227	4,330	14
Customer base amortization	4,570	5,829	(1,259)	(22)
Total operating expenses	153,997	136,071	17,926	13
Income from operations	27,883	28,119	(236)	(1)
Interest and other income	605	159	446	NM
Interest and other expense	(2,693)	(2,455)	238	10
Income before income taxes	25,795	25,823	(28)	0
Income tax expense	3,611	10,247	(6,636)	(65)
Net income	22,184	15,576	6,608	42
__________________________
NM - Not meaningful

Revenues. Revenues increased to $237 million for the three months ended June 30, 2017, from $207 million for the three months ended June 30, 2016. The $30 million increase was primarily attributable to continued organic growth in Multifamily and CoStar Suite revenues. Revenues by services can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. The 2017 revenue growth rate for our CoStar Suite services is expected to be consistent with historical rates. The revenue growth rate for our information services is expected to decline in 2017 resulting from the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable annual subscription information services. Multifamily revenue is expected to continue to increase in 2017 consistent with the growth rate during the six months ended June 30, 2017, although at a lower growth rate than in 2016 given the impact of the Apartment Finder acquisition on the growth rate in 2016. The revenue growth rate for our commercial property and land services is expected to increase in the second half of 2017 as a result of the May 10, 2017 acquisition of LandWatch.

Gross Margin. Gross margin increased to $182 million for the three months ended June 30, 2017, from $164 million for the three months ended June 30, 2016. The gross margin percentage decreased to 77% for the three months ended June 30, 2017, from 79% for the three months ended June 30, 2016. The increase in the gross margin amount was principally due to an increase in revenues offset by an increase in cost of revenues of $13 million. The increase in cost of revenues was primarily due to a $9 million increase in personnel costs and a $1 million increase in occupancy costs, due in part to costs associated with our new research operations headquarters in Richmond, Virginia, and the expansion of our research team. The gross margin percentage is expected to continue to decrease in 2017 as compared to 2016 as a result of our continued investment in research operations.

Selling and Marketing Expenses. Selling and marketing expenses increased to $92 million for the three months ended June 30, 2017, from $80 million for the three months ended June 30, 2016, and remained relatively consistent as a percentage of revenues at 39% for each of the three months ended June 30, 2017 and 2016. The increase in the amount of selling and marketing expenses was primarily due to a $7 million increase in sales personnel costs. Additionally, we incurred approximately $4 million in marketing material costs during the second quarter of 2017 that were not incurred during the second quarter of 2016 related to the CoStar and LoopNet integration as well as Apartments.com.

Software Development Expenses. Software development expenses increased to $23 million for the three months ended June 30, 2017, from $20 million for the three months ended June 30, 2016, and increased as a percentage of revenues to 10% for the three months ended June 30, 2017, compared to 9% for the three months ended June 30, 2016. The increase in the amount and percentage of software development expenses was primarily due to an increase in personnel costs to support the expansion of our research capabilities in Richmond, Virginia, as well as ongoing product maintenance.

General and Administrative Expenses. General and administrative expenses increased to $35 million for the three months ended June 30, 2017, from $30 million for the three months ended June 30, 2016, and remained relatively consistent as a percentage of revenues at 15% for each of the three months ended June 30, 2017 and 2016. The increase in the amount of general and administrative expenses was primarily related to litigation and acquisitions. We expect to continue to incur legal costs related to a legal matter which we initiated in 2016 that is expected to continue throughout 2017.

Customer Base Amortization Expense. Customer base amortization expense decreased to $5 million for the three months ended June 30, 2017, compared to $6 million for the three months ended June 30, 2016, and decreased as a percentage of revenues to 2% for the three months ended June 30, 2017, compared to 3% for the three months ended June 30, 2016. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the three months ended June 30, 2016, compared to the three months ended June 30, 2017.

Interest and Other Income. Interest and other income increased to approximately $605,000 for the three months ended June 30, 2017, from approximately $159,000 for the three months ended June 30, 2016. The increase was primarily due to our higher average cash, cash equivalent and investment balances during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest and Other Expense. Interest and other expense increased slightly to approximately $3 million for the three months ended June 30, 2017 from approximately $2 million for the three months ended June 30, 2016.

Income Tax Expense. Income tax expense decreased to $4 million for the three months ended June 30, 2017, from $10 million for the three months ended June 30, 2016. This decrease was primarily due to a decrease in the effective tax rate from 40% to 14%. The decrease in the effective tax rate was primarily due to the adoption of guidance issued by the Financial Accounting Standards Board (“FASB”) that simplifies several aspects of the accounting for share-based payment transactions. The new FASB guidance requires the recognition of excess tax benefits in income tax expense that were previously recorded as an adjustment to additional paid-in-capital. In accordance with the new standard, the Company recognized an income tax benefit of $6 million, resulting in a corresponding decrease in income tax expense for the three months ended June 30, 2017. The income tax rate may continue to fluctuate during 2017 due to these excess tax benefits as well as potential tax credits that we may claim for tax years that remain open.

Comparison of Business Segment Results for Three Months Ended June 30, 2017 and Three Months Ended June 30, 2016

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

Segment Revenues. North America revenues increased to $230 million for the three months ended June 30, 2017, from $200 million for the three months ended June 30, 2016. This increase in North America revenues was primarily due to continued organic growth in Multifamily and CoStar Suite revenues. International revenues remained relatively consistent at approximately $7 million for each of the three months ended June 30, 2017 and 2016, primarily due to an increase in revenues from further penetration of our subscription-based services, offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA decreased slightly to $43 million for the three months ended June 30, 2017 from $45 million for the three months ended June 30, 2016. International EBITDA remained relatively consistent at $379,000 for the three months ended June 30, 2017 compared to $432,000 for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

The following table provides a comparison of our selected condensed consolidated results of operations for the six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Six Months Ended June 30,
	2017	2016	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$223,773	$198,708	$25,065	13%
Information services	36,648	38,850	(2,202)	(6)
Multifamily	132,067	107,098	24,969	23
Commercial property and land	71,218	61,952	9,266	15
Total revenues	463,706	406,608	57,098	14
Cost of revenues	106,619	85,579	21,040	25
Gross margin	357,087	321,029	36,058	11
Operating expenses:
Selling and marketing	168,128	155,672	12,456	8
Software development	45,518	37,182	8,336	22
General and administrative	68,552	57,703	10,849	19
Customer base amortization	9,344	12,052	(2,708)	(22)
Total operating expenses	291,542	262,609	28,933	11
Income from operations	65,545	58,420	7,125	12
Interest and other income	1,034	243	791	NM
Interest and other expense	(5,379)	(4,964)	415	8
Income before income taxes	61,200	53,699	7,501	14
Income tax expense	16,886	21,402	(4,516)	(21)
Net income	$44,314	$32,297	$12,017	37%
__________________________
NM - Not meaningful

Revenues. Revenues increased to $464 million for the six months ended June 30, 2017, from $407 million for the six months ended June 30, 2016. The $57 million increase was primarily attributable to continued organic growth in CoStar Suite and Multifamily revenues. Revenues by services can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Gross Margin. Gross margin increased to $357 million for the six months ended June 30, 2017, from $321 million for the six months ended June 30, 2016. The gross margin percentage decreased to 77% for the six months ended June 30, 2017, from 79% for the six months ended June 30, 2016. The increase in the gross margin amount was principally due to an increase in revenues partially offset by an increase in cost of revenues of $21 million. The increase in cost of revenues was primarily due to a $14 million increase in personnel costs, a $2 million increase in related technology costs and a $2 million increase in occupancy costs, due in part to costs associated with our new research operations headquarters in Richmond, Virginia, and the expansion of our research team. Additionally, we incurred approximately $600,000 in costs associated with translation services for our Apartamentos.com website, while similar amounts were not incurred during the six months ended June 30, 2016.

Selling and Marketing Expenses. Selling and marketing expenses increased to $168 million for the six months ended June 30, 2017, compared to $156 million for the six months ended June 30, 2016, and decreased as a percentage of revenues to 36% for the six months ended June 30, 2017, compared to 38% for the six months ended June 30, 2016. The increase in the amount of selling and marketing expenses was primarily due to a $16 million increase in sales personnel costs. The increase in sales personnel costs was partially offset by a $3 million decrease in marketing costs, primarily related to a decrease in costs for the Apartments.com wide-scale marketing campaign.

Software Development Expenses. Software development expenses increased to $46 million for the six months ended June 30, 2017, from $37 million for the six months ended June 30, 2016, and increased as a percentage of revenues to 10% for the six months ended June 30, 2017, compared to 9% for the six months ended June 30, 2016. The increase in the amount and percentage of software development expenses was primarily due to an increase in personnel costs to support the expansion of our research capabilities in Richmond, Virginia, as well as ongoing product maintenance.

General and Administrative Expenses. General and administrative expenses increased to $69 million for the six months ended June 30, 2017, from $58 million for the six months ended June 30, 2016, and increased as a percentage of revenues to 15% for the six months ended June 30, 2017, compared to 14% for the six months ended June 30, 2016. The increase in the amount and percentage of general and administrative expenses was primarily due to approximately $6 million in legal costs primarily related to litigation and acquisitions, as well as approximately $3 million in personnel-related costs.

Customer Base Amortization Expense. Customer base amortization expense decreased to $9 million for the six months ended June 30, 2017, compared to $12 million for the six months ended June 30, 2016, and decreased as a percentage of revenues to 2% for the six months ended June 30, 2017, compared to 3% for the six months ended June 30, 2016. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the six months ended June 30, 2016, compared to the six months ended June 30, 2017.

Interest and Other Income. Interest and other income increased to approximately $1 million for the six months ended June 30, 2017, compared to approximately $243,000 for the six months ended June 30, 2016. The increase was primarily due to our higher average cash, cash equivalent and investment balances during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $5 million for the six months ended June 30, 2017 and June 30, 2016.

Income Tax Expense. Income tax expense decreased to a $17 million income tax expense for the six months ended June 30, 2017, from $21 million for the six months ended June 30, 2016. This decrease was primarily due to a decrease in the effective tax rate from 40% to 28%. The decrease in the effective tax rate was primarily due to the adoption of guidance issued by the FASB that simplifies several aspects of the accounting for share-based payment transactions. The new FASB guidance requires the recognition of excess tax benefits in income tax expense that were previously recorded as an adjustment to additional paid-in-capital. In accordance with the new standard, the Company recognized an income tax benefit of $7 million, resulting in a corresponding decrease in income tax expense for the six months ended June 30, 2017.

Comparison of Business Segment Results for Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

Segment Revenues. North America revenues increased to $449 million for the six months ended June 30, 2017, from $393 million for the six months ended June 30, 2016. This increase in North America revenue was primarily a result of continued organic growth in CoStar Suite and Multifamily revenues. International revenues increased to $15 million for the six months ended June 30, 2017, compared to $13 million for the six months ended June 30, 2016. This increase was primarily due to an increase in CoStar Suite revenues as well as revenue associated with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”). These increases were partially offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA increased to $98 million for the six months ended June 30, 2017, from $92 million for the six months ended June 30, 2016. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to $906,000 for the six months ended June 30, 2017, from $1 million for the six months ended June 30, 2016. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in Madrid, Spain and the U.K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, debt from our term loan and revolving credit facility and cash from operations. Total cash and cash equivalents decreased to $565 million as of June 30, 2017, compared to cash and cash equivalents of $567 million as of December 31, 2016. The decrease in cash and cash equivalents for the six months ended June 30, 2017 was primarily due to payments of long-term debt of $35 million, cash paid for the acquisition of LandWatch of $31 million, cash paid for the acquisition of Westside Rentals of $14 million, cash paid for purchases of property and equipment of $13 million and repurchase of restricted stock to satisfy tax withholding obligations of approximately $13 million. These decreases were partially offset by net cash provided by operating activities of approximately $95 million.

Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as accounts receivable, accounts payable, various accrued expenses and deferred revenues, as well as changes in our capital structure due to stock option exercises and similar events.

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $95 million compared to approximately $87 million for the six months ended June 30, 2016. This $8 million increase was due to an increase of $9 million in net income plus non-cash items, partially offset by a net decrease of $413,000 in changes in operating assets and liabilities. The $413,000 net decrease in changes in operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $58 million compared to approximately $13 million for the six months ended June 30, 2016. This $45 million increase in cash used in investing activities was primarily due to $31 million of cash used for the acquisition of LandWatch and $14 million of cash used for the acquisition of Westside Rentals for the six months ended June 30, 2017, as well as an increase in capital expenditures of $5 million. These increases in cash used in investing activities were partially offset by the $11 million of cash used for the acquisition of Thomas Daily during the six months ended June 30, 2016. During the six months ended June 30, 2017, we incurred capital expenditures of approximately $13 million. We expect capital expenditures to increase in 2017 as compared to 2016 as we incur capital expenditures to build out leased office space, including the Richmond research headquarters, as well as to invest in technology.

Net cash used in financing activities was approximately $41 million for the six months ended June 30, 2017, compared to approximately $30 million for the six months ended June 30, 2016. This $11 million increase in net cash used in financing activities was primarily due to an increase in the payments of long-term debt resulting from a $30 million prepayment made on March 1, 2017 of the principal payments for our term loan facility due over the remaining quarters in 2017.

Our future capital requirements will depend on many factors, including, among others, our operating results, our expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On May 10, 2017, we acquired certain assets and assumed certain liabilities from Datasphere Technologies, Inc., in each case, related to LandWatch, and on July 18, 2017, we acquired The Screening Pros. Our acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

The term loan facility is available to us under a credit agreement dated April 1, 2014 (the "2014 Credit Agreement"), and provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. The revolving credit facility had $225 million available as of June 30, 2017. The undrawn proceeds of the revolving credit facility are available for our working capital needs and other general corporate purposes. As of June 30, 2017, maturities of our borrowings under the 2014 Credit Agreement for each of the next two years ended June 30, 2018 to 2019, are expected to be $25 million and $285 million, respectively. On March 1, 2017, we prepaid the principal payments for our term loan facility due over the remaining quarters in 2017, for an aggregate prepayment amount of $30 million. We were in compliance with the covenants in the 2014 Credit Agreement as of June 30, 2017.

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

Revenue Recognition

We recognize revenues when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sale of subscription services and is recognized over the term of the service agreement.

We derive revenues by providing access to our proprietary database of commercial real estate information. We generally charge a fixed monthly amount for our subscription-based services. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based service agreements have a term of one year and renew automatically.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2017. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2017, we determined there was a net decline in the fair value of our ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of June 30, 2017. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases, conference calls, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2017 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, legal proceedings and claims, legal costs, effective tax rate, equity compensation charges, future taxable income, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rate, the timing of future payments of principal under our $400 million term loan facility available to us under the 2014 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2014 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Thomas Daily, Westside Rentals, The Screening Pros, and the assets of Belbex and LandWatch, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; our ability to transition the Westside Rentals service platform to our model; theft of any personally identifiable information we maintain or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to integrate the backend systems of CoStar and LoopNet and subsequently create operating efficiencies and provide improved data to our customers; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2017, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $10 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2017. As of June 30, 2017, we had $565 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2017, we had $310 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of June 30, 2017, an increase in the interest rate by 25 basis points would result in an increase of approximately $800,000 in interest expense annually. Conversely, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $800,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2017, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2017, we determined that there was a net decline in the fair value of our ARS investments of approximately $848,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 3 and 4 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of June 30, 2017. As of June 30, 2017, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2017	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	436		$214.41	—	—
May 1 through May 31	29,333		258.44	—	—
June 1 through June 30	—		—	—	—
Total	29,769	(1)	$257.80	—	—

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

COSTAR GROUP, INC.
Date:	July 27, 2017	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.