Form 10-Q
period 2017-09-30
COSTAR GROUP INC
filed 2017-10-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, there were 36,145,490 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$247,533	$212,711	$711,239	$619,319
Cost of revenues	55,483	42,222	162,102	127,801
Gross margin	192,050	170,489	549,137	491,518

Operating expenses:
Selling and marketing	72,705	75,414	240,833	231,086
Software development	21,536	19,357	67,054	56,539
General and administrative	35,998	30,572	104,550	88,275
Customer base amortization	4,298	5,550	13,642	17,602
	134,537	130,893	426,079	393,502
Income from operations	57,513	39,596	123,058	98,016
Interest and other income	555	344	1,589	587
Interest and other expense	(2,901)	(2,498)	(8,280)	(7,462)
Income before income taxes	55,167	37,442	116,367	91,141
Income tax expense	20,990	14,241	37,876	35,643
Net income	$34,177	$23,201	$78,491	$55,498

Net income per share — basic	$1.05	$0.72	$2.42	$1.73
Net income per share — diluted	$1.04	$0.72	$2.40	$1.71

Weighted average outstanding shares — basic	32,444	32,186	32,375	32,152
Weighted average outstanding shares — diluted	32,814	32,440	32,705	32,423

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$34,177	$23,201	$78,491	$55,498
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,190	(596)	3,432	(3,054)
Net decrease in unrealized loss on investments	—	46	—	275
Total other comprehensive income (loss)	1,190	(550)	3,432	(2,779)
Total comprehensive income	$35,367	$22,651	$81,923	$52,719

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$622,995	$567,223
Accounts receivable, net of allowance for doubtful accounts of approximately $6,370 and $6,344 as of September 30, 2017 and December 31, 2016, respectively	60,871	48,537
Income tax receivable	—	129
Prepaid expenses and other current assets	16,215	11,602
Total current assets	700,081	627,491

Long-term investments	9,952	9,952
Deferred income taxes, net	6,477	7,273
Property and equipment, net	84,326	87,568
Goodwill	1,283,190	1,254,866
Intangible assets, net	191,178	195,965
Deposits and other assets	5,392	1,948
Total assets	$2,280,596	$2,185,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,910	$31,866
Accounts payable	11,323	11,478
Accrued wages and commissions	34,661	33,803
Accrued expenses	33,073	31,092
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	9,328	3,814
Deferred rent	3,201	1,206
Deferred revenue	45,568	39,164
Total current liabilities	176,587	154,946

Long-term debt, less current portion	268,586	306,473
Deferred gain on the sale of building	16,823	18,715
Deferred rent	30,090	31,589
Deferred income taxes, net	22,101	18,386
Income taxes payable	3,982	741
Total liabilities	518,169	530,850

Total stockholders’ equity	1,762,427	1,654,213
Total liabilities and stockholders’ equity	$2,280,596	$2,185,063
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$78,491	$55,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,277	53,041
Amortization of debt issuance costs	2,157	2,407
Stock-based compensation expense	29,203	26,981
Deferred income tax expense, net	6,087	5,554
Provision for losses on accounts receivable	3,992	6,462
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,809)	(13,808)
Prepaid expenses and other current assets	(3,561)	(1,398)
Deposits and other assets	(3,387)	473
Accounts payable and other liabilities	11,888	12,864
Deferred revenue	5,969	386
Net cash provided by operating activities	163,307	148,460

Investing activities:
Proceeds from sale and settlement of investments	—	4,700
Purchases of property and equipment and other assets	(19,754)	(11,692)
Acquisitions, net of cash acquired	(47,767)	(10,443)
Net cash used in investing activities	(67,521)	(17,435)

Financing activities:
Payments of long-term debt	(35,000)	(20,000)
Payments of issuance costs	(643)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(14,309)	(14,573)
Proceeds from exercise of stock options and employee stock purchase plan	9,058	4,791
Net cash used in financing activities	(40,894)	(29,782)

Effect of foreign currency exchange rates on cash and cash equivalents	880	(962)
Net increase in cash and cash equivalents	55,772	100,281
Cash and cash equivalents at the beginning of period	567,223	421,818
Cash and cash equivalents at the end of period	$622,995	$522,099
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016, its comprehensive income for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, credit reserves, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities ("ARS"), accounting for business combinations and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

The Company primarily derives revenues by (i) providing access to its proprietary database of commercial real estate information, and (ii) providing an online marketplace for professional property management companies, property owners, brokers, and landlords. The Company generally charges a fixed monthly amount for its subscription-based services. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based service agreements have a term of one year and renew automatically.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $25 million and $27 million for the three months ended September 30, 2017 and 2016, respectively. Advertising costs were approximately $87 million and $95 million for the nine months ended September 30, 2017 and 2016, respectively.

Foreign Currency Translation

The Company’s functional currency of its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2017 and 2016.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation adjustment	$(8,759)	$(12,191)
Accumulated net unrealized loss on investments, net of tax	(848)	(848)
Total accumulated other comprehensive loss	$(9,607)	$(13,039)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options and unvested restricted stock. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2017	2016	2017	2016

Net income	$34,177	$23,201	$78,491	$55,498
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	32,444	32,186	32,375	32,152
Effect of dilutive securities:
Stock options and restricted stock	370	254	330	271
Denominator for diluted net income per share — weighted-average outstanding shares	32,814	32,440	32,705	32,423

Net income per share — basic	$1.05	$0.72	$2.42	$1.73
Net income per share — diluted	$1.04	$0.72	$2.40	$1.71

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Net Income Per Share — (Continued)

There were no anti-dilutive options for the three months ended September 30, 2017. Stock options to purchase approximately 89,000 shares that were outstanding for the three months ended September 30, 2016 were not included in the computation of diluted net income per share because the inclusion of such shares would have an anti-dilutive effect. Stock options to purchase approximately 116,000 and 184,000 shares that were outstanding for the nine months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

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

Stock-based compensation expense for stock options, restricted stock, restricted stock units issued under equity incentive plans and stock purchases under the ESPP included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$1,201	$1,396	$3,711	$4,209
Selling and marketing	1,862	1,676	5,401	4,920
Software development	1,665	1,684	5,315	4,902
General and administrative	5,015	4,555	14,776	12,950
Total stock-based compensation	$9,743	$9,311	$29,203	$26,981

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

Stock-Based Compensation — (Continued)

Options to purchase 3,532 and 3,367 shares were exercised during the three months ended September 30, 2017 and 2016, respectively. Options to purchase 81,815 and 24,078 shares were exercised during the nine months ended September 30, 2017 and 2016, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense over the term of the related debt using the effective interest method. These amounts are reflected in the consolidated balance sheets as direct deductions from a combination of the current and long-term portions of debt. Upon a refinancing, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the effective interest method. The Company had capitalized debt issuance costs, net of amortization, of approximately $5 million and $7 million as of September 30, 2017 and December 31, 2016, respectively. The debt issuance costs are associated with the financing commitment received from JPMorgan Chase Bank, N.A. (“J.P. Morgan Bank”) on April 27, 2011, the subsequent term loan facility and revolving credit facility established under a credit agreement dated February 16, 2012 (the “2012 Credit Agreement”), the financing commitment received from J.P. Morgan Bank, Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association on February 28, 2014, and the subsequent term loan facility and revolving credit facility established under a credit agreement dated April 1, 2014 (the “2014 Credit Agreement”). See Notes 7 and 11 for additional information regarding the term loan facility and revolving credit facility. The Company amortized debt issuance costs of approximately $670,000 and $797,000 for the three months ended September 30, 2017 and 2016, respectively. The Company amortized debt issuance costs of approximately $2 million for each of the nine months ended September 30, 2017 and 2016, respectively.

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

The adoption of the new standard resulted in a $2 million cumulative-effect adjustment as of January 1, 2017 to record a deferred tax asset with the offset to retained earnings on the balance sheet, representing the amount of the Company's net operating loss carryforwards attributable to excess tax benefits that it was not able to record under the prior guidance. The Company elected to apply the presentation requirements for statement of cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $5 million for the nine months ended September 30, 2016. The presentation requirements related to employee taxes paid by withholding shares had no impact to any of the periods presented in the Company's condensed consolidated cash flows statements since such cash flows have historically been presented as a financing activity. In accordance with the new standard, the Company recognized an income tax benefit of $1 million, resulting in a corresponding increase in net income and an increase of $0.02 per basic and diluted share for the three months ended September 30, 2017. In addition, the Company recognized an income tax benefit of $8 million, resulting in a corresponding increase in net income and an increase of $0.23 per basic and diluted share for the nine months ended September 30, 2017. These income tax benefits related to the recognition of excess tax benefits from stock options that were exercised and restricted stock that vested during the period, that prior to the adoption of the new standard were recognized as an increase to additional paid-in capital.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2017 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2017 — June 30, 2018	$—
July 1, 2018 — June 30, 2022	—
July 1, 2022 — June 30, 2027	—
After June 30, 2027	9,952
Available-for-sale investments	$9,952

The Company had no realized gains on its investments for each of the three and nine months ended September 30, 2017 and 2016, respectively. The Company had no realized losses on its investments for each of the three and nine months ended September 30, 2017 and 2016, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of September 30, 2017, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of September 30, 2017 and December 31, 2016 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016. See Note 4 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$9,952	$(848)	$9,952	$(848)
Investments in an unrealized loss position	$9,952	$(848)	$9,952	$(848)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2017 and December 31, 2016.

4.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$336,265	$—	$—	$336,265
Commercial paper	8,970	—	—	8,970
Auction rate securities	—	—	9,952	9,952
Total assets measured at fair value	$345,235	$—	$9,952	$355,187

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$9,952	$11,036	$9,952	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	—	46	—	275
Settlements	—	—	—	(4,700)
Balance at end of period	$9,952	$11,082	$9,952	$11,082

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2015 to September 30, 2017 (in thousands):

Auction Rate Securities
Balance at December 31, 2015	$15,507
Decrease in unrealized loss included in accumulated other comprehensive loss	395
Settlements	(5,950)
Balance at December 31, 2016	9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at September 30, 2017	$9,952

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

4.	FAIR VALUE — (CONTINUED)

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of September 30, 2017, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2017. See Note 3 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2017, the Company determined there was a decline in the fair value of its ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. In addition, while a majority of the ARS are currently rated AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

5.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2015	$1,227,310	$25,635	$1,252,945
Acquisition	467	5,933	6,400
Effect of foreign currency translation	—	(4,479)	(4,479)
Goodwill, December 31, 2016	1,227,777	27,089	1,254,866
Acquisitions	25,717	—	25,717
Effect of foreign currency translation	—	2,607	2,607
Goodwill, September 30, 2017	$1,253,494	$29,696	$1,283,190

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

5.	GOODWILL — (CONTINUED)

The Company recorded goodwill of approximately $467,000 during the year ended December 31, 2016 in connection with the acquisition of certain assets related to the business operations of Apartment Finder's independent distributors within various markets. The Company also recorded goodwill of approximately $6 million in connection with the May 3, 2016 acquisition of Thomas Daily GmbH (“Thomas Daily”), a commercial real estate news and information provider operating in Freiburg, Germany. The Company recorded goodwill of approximately $8 million in connection with the January 31, 2017 acquisition of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC), an online marketplace specializing in Southern California real estate rentals, and its affiliated entity Westside Credit Services, LLC, a provider of credit checks and tenant screening for landlords in the Southern California real estate rental market. The Company recorded goodwill of approximately $15 million in connection with the May 10, 2017 acquisition of certain assets and assumption of certain liabilities from Datasphere Technologies, Inc., in each case, related to the LandWatch.com® business (collectively referred to as “LandWatch”), a leading listing site dedicated to land and rural properties. The Company recorded goodwill of approximately $2 million in connection with the July 18, 2017 acquisition of The Screening Pros, LLC, an online apartment leasing platform that includes tenant screening services, rental applications and payments processing and lease renewals. The purchase accounting for the acquisitions of Westside Rentals®, LandWatch®, and The Screening ProsTM is preliminary, subject to the completion of the accounting for certain tax related items and working capital adjustments.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2017	December 31, 2016	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,275	$2,275	4
Accumulated amortization	(2,250)	(2,217)
Capitalized product development cost, net	25	58

Building photography	18,723	17,271	4
Accumulated amortization	(17,777)	(16,351)
Building photography, net	946	920

Acquired database technology	83,424	78,151	5
Accumulated amortization	(78,313)	(72,691)
Acquired database technology, net	5,111	5,460

Acquired customer base	225,776	220,749	10
Accumulated amortization	(165,041)	(150,445)
Acquired customer base, net	60,735	70,304

Acquired trade names and other intangible assets	167,683	153,607	13
Accumulated amortization	(43,322)	(34,384)
Acquired trade names and other intangible assets, net	124,361	119,223

Intangible assets, net	$191,178	$195,965

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	LONG-TERM DEBT

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

The revolving credit facility includes a subfacility for swingline loans of up to $10 million, and up to $10 million of the revolving credit facility is available for the issuance of letters of credit. The Company has an irrevocable standby letter of credit outstanding totaling $0.2 million as of September 30, 2017 and December 31, 2016, respectively, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 related to the San Francisco office lease, and automatically renews through January 31, 2025.

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

The 2014 Credit Agreement requires the Company to maintain certain leverage ratios from the Closing Date through the term of the 2014 Credit Agreement. Currently, the 2014 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 3.5 to 1.0 during the three months ended September 30, 2017, and each full fiscal quarter thereafter and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2014 Credit Agreement, a Total Leverage Ratio (as defined in the 2014 Credit Agreement) not exceeding 4.5 to 1.0 during the three months ended September 30, 2017, and each full fiscal quarter thereafter. The 2014 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2014 Credit Agreement as of September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, no amounts were outstanding under the revolving credit facility. Total interest expense for the term loan facility and revolving credit facility was approximately $3 million and $2 million for the three months ended September 30, 2017 and 2016, respectively. Total interest expense for the term loan facility and revolving credit facility was approximately $8 million and $7 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense included amortized debt issuance costs of approximately $670,000 and $797,000 for the three months ended September 30, 2017 and 2016, respectively. Interest expense included amortized debt issuance costs of approximately $2 million for each of the nine months ended September 30, 2017 and 2016. Total interest paid for the term loan facility and revolving credit facility was approximately $2 million for each of the three months ended September 30, 2017 and 2016. Total interest paid for the term loan

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	LONG-TERM DEBT — (CONTINUED)

facility and revolving credit facility was approximately $5 million for each of the nine months ended September 30, 2017 and 2016.

The following table represents the Company's long-term debt (in thousands):

	September 30, 2017	December 31, 2016
Term loan facility	$310,000	$345,000
Debt issuance costs, net	(4,504)	(6,661)
Total debt	305,496	338,339
Current maturities of long-term debt	(40,000)	(35,000)
Current debt issuance costs, net	3,090	3,134
Total long-term debt, less current portion	$268,586	$306,473

8.	INCOME TAXES

The income tax provision for the nine months ended September 30, 2017 and 2016 reflects an effective tax rate of approximately 33% and 39%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the adoption of FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, which requires the recognition of excess tax benefits in income tax expense that were previously recognized as an increase to additional paid-in capital.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options.

On April 1, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a $400 million term loan facility and a $225 million revolving credit facility, each with a term of five years. See Notes 7 and 11 for additional information regarding the term loan facility and revolving credit facility.

On September 11, 2017, the Company and our wholly-owned subsidiary CoStar Realty Information, Inc., (“CRI”) entered into a Securities Purchase Agreement (the “ForRent Agreement”) with LTM Company Dominion, LLC (“LTM”), Dominion Enterprises (“Dominion”), and Landmark Media Enterprises, LLC (“Landmark” and, together with LTM and Dominion, the “Sellers”), pursuant to which CRI will acquire all of the issued and outstanding shares of common stock, no par value per share, of DE Holdings, Inc. (the “Acquisition”) for an aggregate purchase price of $385 million, payable $350 million in cash and $35 million in shares of Company common stock, subject to a customary working capital adjustment. The ForRent Agreement may be terminated by each of CRI and LTM under certain circumstances, including if the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”) has not been obtained prior to September 11, 2018 and further provides that, upon the termination of the ForRent Agreement under specified circumstances in which certain antitrust approvals are not obtained, CRI will be required to pay to LTM a cash termination fee of $40 million.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
North America	$239,537	$205,637	$688,704	$598,757
International
External customers	7,996	7,074	22,535	20,562
Intersegment revenues	5	3	27	24
Total International revenues	8,001	7,077	22,562	20,586
Intersegment eliminations	(5)	(3)	(27)	(24)
Total revenues	$247,533	$212,711	$711,239	$619,319

EBITDA
North America	$72,267	$56,305	$170,064	$148,296
International	365	1,371	1,271	2,761
Total EBITDA	$72,632	$57,676	$171,335	$151,057

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$34,177	$23,201	$78,491	$55,498
Amortization of acquired intangible assets in cost of revenues	4,200	5,736	15,089	17,119
Amortization of acquired intangible assets in operating expenses	4,298	5,550	13,642	17,602
Depreciation and other amortization	6,621	6,794	19,546	18,320
Interest and other income	(555)	(344)	(1,589)	(587)
Interest and other expense	2,901	2,498	8,280	7,462
Income tax expense	20,990	14,241	37,876	35,643
EBITDA	$72,632	$57,676	$171,335	$151,057

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Segment Information — (Continued)

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment, net
North America	$81,220	$84,727
International	3,106	2,841
Total property and equipment, net	$84,326	$87,568

Goodwill
North America	$1,253,494	$1,227,777
International	29,696	27,089
Total goodwill	$1,283,190	$1,254,866

Assets
North America	$2,331,852	$2,239,587
International	49,952	45,167
Total operating segment assets	$2,381,804	$2,284,754

Reconciliation of operating segment assets to total assets
Total operating segment assets	$2,381,804	$2,284,754
Investment in subsidiaries	(57,065)	(57,065)
Intersegment receivables	(44,143)	(42,626)
Total assets	$2,280,596	$2,185,063

Liabilities
North America	$507,088	$520,833
International	53,490	50,057
Total operating segment liabilities	$560,578	$570,890

Reconciliation of operating segment liabilities to total liabilities
Total operating segment liabilities	$560,578	$570,890
Intersegment payables	(42,409)	(40,040)
Total liabilities	$518,169	$530,850

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

10.	SEGMENT REPORTING — (CONTINUED)

Revenues by Services

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by type of service consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Information and analytics
CoStar Suite(1)	$117,314	$103,261	$341,087	$301,969
Information services(2)	18,716	19,486	55,364	58,336
Online marketplaces
Multifamily(3)	72,257	57,654	204,324	164,752
Commercial property and land(4)	39,246	32,310	110,464	94,262
Total revenues	$247,533	$212,711	$711,239	$619,319

(1) CoStar Suite is comprised of CoStar Property Professional; CoStar COMPS Professional; CoStar Tenant; CoStar Market Analytics; and CoStar Portfolio Strategy.

(2) Information services is comprised of LoopNet Premium Searcher; CoStar Real Estate Manager; CoStar Risk Analytics COMPASS; CoStar Investment Analysis Portfolio Maximizer; CoStar Investment Analysis Request; CoStar Brokerage Applications; PROPEX; Grecam; Belbex; and Thomas Daily.

(3) Multifamily is comprised of Apartments.com; ApartmentFinder.com; ApartmentHomeLiving.com; WestsideRentals.com; Apartamentos.com; and The Screening Pros.

(4) Commercial property and land is comprised of LoopNet Premium Lister; LoopLink; CoStar Advertising; BizBuySell and BizQuest; LandsofAmerica, LandAndFarm and LandWatch; and CoStar Private Sale Network.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

11.	SUBSEQUENT EVENTS

On October 3, 2017, the Company completed a public equity offering of 3,317,308 shares of common stock for $260.00 per share. Net proceeds from the public equity offering were approximately $833.2 million, after deducting approximately $29.3 million of underwriting discounts and commissions. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it determines to pursue in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

On October 19, 2017, the Company entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety the existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The Company also repaid the remaining balance of $310 million and interest on its existing $400 million term loan under the 2014 Credit Agreement on October 19, 2017 from existing cash balances. The proceeds of the 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with refinancing the revolving credit facility, the Company incurred approximately $3.4 million in debt issuance costs as of October 19, 2017. The Company is currently evaluating the transaction and will finalize the related accounting treatment in the fourth quarter.

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

Information services. We provide portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The revenue growth rate for our information services is expected to decline for the remainder of 2017 resulting from the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ApartmentHomeLiving.comTM, WestsideRentals.com®, and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On July 18, 2017, we acquired The Screening ProsTM, an online apartment leasing platform that includes tenant screening services, rental applications and payments processing and lease renewals. Multifamily revenue increased in 2016 and is expected to continue to increase in 2017, although at lower growth rates than in 2016 given the impact of the Apartment Finder acquisition on 2016 growth rates.

Commercial property and land. Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our Land.com network of sites, which provide online marketplaces for rural lands for sale, includes LandsofAmerica, LandAndFarm and LandWatch®. The 2017 revenue growth rates for our commercial property and land services are expected to increase during the remainder of 2017 as compared to historical rates primarily as a result of the acquisition of the LandWatch.com® business on May 10, 2017.

As of September 30, 2017 and September 30, 2016, our annualized net bookings of subscription-based services on all contracts were approximately $34 million and $26 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Our net bookings is a quantitative measurement that is typically closely correlated with our subscription revenue results. Net bookings is considered a key indicator of future subscription revenue growth and also serves as a metric of salesforce productivity by management and investors.

For each of the twelve months ended September 30, 2017 and 2016, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91%, and therefore our cancellation rate for those services was approximately 9% for the same time periods. We expect our contract renewal rate for existing CoStar subscription-based services on annual contracts to decrease slightly in future periods due to the increased scale of our Multifamily services, which currently have a lower renewal rate as compared to our CoStar Suite services. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development and Expansion

We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expansion and improvement of our offerings for property managers and renters. We have been, and plan to continue, integrating, further developing and cross-selling our services including Apartments.com, ApartmentFinder.com, and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and Search Engine Marketing. We expect to continue to invest in sales and marketing for the remainder of 2017. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Our key priorities and developments include:

•
We are transitioning the LoopNet marketplace to a pure pay-to-list/free-to-search marketing site for commercial real estate, and converting LoopNet information customers to higher value CoStar Suite information services.  We recently completed integrating the backend systems of the LoopNet and CoStar databases; the two services now share a unified database of information, creating operating efficiencies and improving the data available to our customers.  We also introduced new enhancements on the CoStar homepage, including a Listing Manager feature that we believe will increase the quantity and quality of the listing information available by enabling brokers and other industry participants to load information directly into the integrated system.  This in turn will reduce the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

•
On September 11, 2017, together with our wholly owned subsidiary, CoStar Realty Information, Inc. ("CRI"), we signed a definitive agreement to acquire ForRent, a division of Dominion Enterprises, for an aggregate purchase price of $385 million, payable $350 million in cash and $35 million in shares of CoStar Group common stock, subject to a customary working capital adjustment. ForRent’s primary service is digital advertising through a network of four multifamily websites - which includes ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com. The completion of the transaction is subject to customary closing conditions, including antitrust clearance. On October 23, 2017, we voluntarily withdrew our premerger notification and report form under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and refiled it on October 25, 2017, to provide the FTC with additional time to complete its review of the acquisition.  The ForRent purchase agreement may be terminated by the parties thereto under certain circumstances, including if antitrust clearance has not been obtained prior to September 11, 2018 and further provides that, upon the termination of the ForRent purchase agreement under specified circumstances in which certain antitrust approvals are not obtained, we will be required to pay the seller a cash termination fee of $40 million.  We expect the acquisition to close during the fourth quarter of 2017, subject to satisfaction or waiver of all closing conditions.

•
We continue to invest in our research operations to support continued growth of our information and analytics offerings. We established our research operations headquarters in Richmond, Virginia, in December 2016, which is developing into a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we have expanded our research team to continue to meet the growing content needs of our clients. In addition, we expect to continue to invest in our International research operations in Madrid, Spain and the U.K.

•
In the first quarter of 2017, we acquired Westside Rentals®, and in the third quarter of 2017 we acquired The Screening Pros. The purpose of these acquisitions is to increase the rental property content and to enhance the marketing effectiveness of our Apartments.com network of sites.

•
On May 10, 2017, we added LandWatch.com to our network of land-dedicated sites through our acquisition of LandWatch. We will continue to make investments to improve the experience for sellers and buyers of land who use our land-dedicated sites. Recent enhancements include adding a custom mapping tool to make property listings more dynamic and consolidating listing management for Lands of America and LandAndFarm into a single account management interface, enabling sellers to purchase advertising on both sites through a single transaction, and making other enhancements to the overall experience.

In support of our continued expansion and development, in October 2017, we completed a public equity offering of
3,317,308 shares of common stock for $260.00 per share. Net proceeds from the public equity offering were approximately $833.2 million, after deducting approximately $29.3 million of underwriting discounts and commissions. We expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we determine to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, possible acquisitions and the repurchase, redemption or retirement of securities, including the Company’s common stock.

On October 19, 2017, the Company entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety the existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The Company also paid off the remaining balance of $310 million and interest on its existing $400 million term loan under the 2014 Credit Agreement on October 19, 2017 from existing cash balances. The proceeds of the 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with refinancing the revolving credit facility, the Company incurred approximately $3.4 million in debt issuance costs as of October 19, 2017. The restructured credit facility, along with the proceeds from the October equity offering and cash generated by the Company’s business are expected to support the Company’s continued growth and give the Company flexibility to act on strategic acquisition opportunities that may arise.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2016 and 2017, we assumed a 38% tax rate, which approximates our long-term effective corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$34,177	$23,201	$78,491	$55,498
Amortization of acquired intangible assets in cost of revenues	4,200	5,736	15,089	17,119
Amortization of acquired intangible assets in operating expenses	4,298	5,550	13,642	17,602
Depreciation and other amortization	6,621	6,794	19,546	18,320
Interest and other income	(555)	(344)	(1,589)	(587)
Interest and other expense	2,901	2,498	8,280	7,462
Income tax expense	20,990	14,241	37,876	35,643
EBITDA	$72,632	$57,676	$171,335	$151,057

Net cash flows provided by (used in)
Operating activities	$67,944	$61,766	$163,307	$148,460
Investing activities	(9,779)	(3,946)	(67,521)	(17,435)
Financing activities	(121)	348	(40,894)	(29,782)

Comparison of Three Months Ended September 30, 2017 and Three Months Ended September 30, 2016

The following table provides a comparison of our selected condensed consolidated results of operations for the three months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended September 30,
	2017	2016	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$117,314	$103,261	$14,053	14%
Information services	18,716	19,486	(770)	(4)
Multifamily	72,257	57,654	14,603	25
Commercial property and land	39,246	32,310	6,936	21
Total revenues	247,533	212,711	34,822	16
Cost of revenues	55,483	42,222	13,261	31
Gross margin	192,050	170,489	21,561	13
Operating expenses:
Selling and marketing	72,705	75,414	(2,709)	(4)
Software development	21,536	19,357	2,179	11
General and administrative	35,998	30,572	5,426	18
Customer base amortization	4,298	5,550	(1,252)	(23)
Total operating expenses	134,537	130,893	3,644	3
Income from operations	57,513	39,596	17,917	45
Interest and other income	555	344	211	61
Interest and other expense	(2,901)	(2,498)	403	16
Income before income taxes	55,167	37,442	17,725	47
Income tax expense	20,990	14,241	6,749	47
Net income	34,177	23,201	10,976	47
__________________________
NM - Not meaningful

Revenues. Revenues increased to $248 million for the three months ended September 30, 2017, from $213 million for the three months ended September 30, 2016. The $35 million increase was primarily attributable to continued organic growth in Multifamily and CoStar Suite revenues. Revenues by services can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q. The 2017 revenue growth rate for our CoStar Suite services is expected to be consistent with historical rates. The revenue growth rate for our information services is expected to decline for the remainder of 2017 resulting from the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable CoStar subscription information services. Multifamily revenue is expected to continue to increase during the remainder of 2017 consistent with the growth rate during the nine months ended September 30, 2017, although at a lower growth rate than in 2016 given the impact of the Apartment Finder acquisition on the growth rate in 2016. The revenue growth rate for our commercial property and land services is expected to increase for the remainder of 2017 as a result of the May 10, 2017 acquisition of LandWatch.

Gross Margin. Gross margin increased to $192 million for the three months ended September 30, 2017, from $170 million for the three months ended September 30, 2016. The gross margin percentage decreased to 78% for the three months ended September 30, 2017, from 80% for the three months ended September 30, 2016. The increase in the gross margin amount was principally due to an increase in revenues offset by an increase in cost of revenues of $13 million. The increase in cost of revenues was primarily due to an $11 million increase in personnel costs and a $1 million increase in occupancy costs, due in part to costs associated with our new research operations headquarters in Richmond, Virginia, and the expansion of our research team. The gross margin percentage is expected to remain relatively consistent for the remainder of 2017 as compared to 2016 as a result of our continued investment in research operations.

Selling and Marketing Expenses. Selling and marketing expenses decreased to $73 million for the three months ended September 30, 2017, from $75 million for the three months ended September 30, 2016, and decreased as a percentage of revenues to 29% for the three months ended September 30, 2017 compared to 35% for the three months ended September 30, 2016. The decrease in the amount of selling and marketing expenses was primarily due to a decrease in marketing costs during the third quarter of 2017 related to the Apartments.com wide-scale marketing campaign compared to the third quarter of 2016.

Software Development Expenses. Software development expenses increased to $22 million for the three months ended September 30, 2017, from $19 million for the three months ended September 30, 2016, and remained flat as a percentage of revenues at 9% for each of the three months ended September 30, 2017 and 2016. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support the expansion of our research capabilities in Richmond, Virginia, as well as ongoing product maintenance.

General and Administrative Expenses. General and administrative expenses increased to $36 million for the three months ended September 30, 2017, from $31 million for the three months ended September 30, 2016, and remained relatively consistent as a percentage of revenues at 15% and 14% for the three months ended September 30, 2017 and 2016, respectively. The increase in the amount of general and administrative expenses was primarily related to litigation and acquisitions. We expect to continue to incur legal costs related to a legal matter that we initiated in 2016 that is expected to continue throughout 2017.

Customer Base Amortization Expense. Customer base amortization expense decreased to $4 million for the three months ended September 30, 2017, compared to $6 million for the three months ended September 30, 2016, and decreased as a percentage of revenues to 2% for the three months ended September 30, 2017, compared to 3% for the three months ended September 30, 2016. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the three months ended September 30, 2016, compared to the three months ended September 30, 2017.

Interest and Other Income. Interest and other income increased to approximately $555,000 for the three months ended September 30, 2017, from approximately $344,000 for the three months ended September 30, 2016. The increase was primarily due to our higher average cash and cash equivalent balances during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Interest and Other Expense. Interest and other expense increased slightly to approximately $3 million for the three months ended September 30, 2017 from approximately $2 million for the three months ended September 30, 2016.

Income Tax Expense. Income tax expense increased to $21 million for the three months ended September 30, 2017, from $14 million for the three months ended September 30, 2016. This increase was primarily due to higher income before income taxes for the three months ended September 30, 2017 as a result of our increased revenues. The effective tax rate was 38% for each of the three months ended September 30, 2017 and 2016. The income tax rate may continue to fluctuate during 2017 due to excess tax benefits as well as potential tax credits that we may claim for tax years that remain open.

Comparison of Business Segment Results for Three Months Ended September 30, 2017 and Three Months Ended September 30, 2016

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

Segment Revenues. North America revenues increased to $240 million for the three months ended September 30, 2017, from $206 million for the three months ended September 30, 2016. This increase in North America revenues was primarily due to continued organic growth in Multifamily and CoStar Suite revenues. International revenues remained relatively consistent at approximately $8 million for the three months ended September 30, 2017 and approximately $7 million for the three months ended September 30, 2016, primarily due to an increase in revenues from further penetration of our subscription-based services, offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA increased to $72 million for the three months ended September 30, 2017 from $56 million for the three months ended September 30, 2016. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to $365,000 for the three months ended September 30, 2017 compared to $1 million for the three months ended September 30, 2016. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in Madrid, Spain and the U.K.

Comparison of Nine Months Ended September 30, 2017 and Nine Months Ended September 30, 2016

The following table provides a comparison of our selected condensed consolidated results of operations for the nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$341,087	$301,969	$39,118	13%
Information services	55,364	58,336	(2,972)	(5)
Multifamily	204,324	164,752	39,572	24
Commercial property and land	110,464	94,262	16,202	17
Total revenues	711,239	619,319	91,920	15
Cost of revenues	162,102	127,801	34,301	27
Gross margin	549,137	491,518	57,619	12
Operating expenses:
Selling and marketing	240,833	231,086	9,747	4
Software development	67,054	56,539	10,515	19
General and administrative	104,550	88,275	16,275	18
Customer base amortization	13,642	17,602	(3,960)	(22)
Total operating expenses	426,079	393,502	32,577	8
Income from operations	123,058	98,016	25,042	26
Interest and other income	1,589	587	1,002	NM
Interest and other expense	(8,280)	(7,462)	818	11
Income before income taxes	116,367	91,141	25,226	28
Income tax expense	37,876	35,643	2,233	6
Net income	$78,491	$55,498	$22,993	41%
__________________________
NM - Not meaningful

Revenues. Revenues increased to $711 million for the nine months ended September 30, 2017, from $619 million for the nine months ended September 30, 2016. The $92 million increase was primarily attributable to continued organic growth in CoStar Suite and Multifamily revenues. Revenues by services can be found in Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Gross Margin. Gross margin increased to $549 million for the nine months ended September 30, 2017, from $492 million for the nine months ended September 30, 2016. The gross margin percentage decreased to 77% for the nine months ended September 30, 2017, from 79% for the nine months ended September 30, 2016. The increase in the gross margin amount was principally due to an increase in revenues partially offset by an increase in cost of revenues of $34 million. The increase in cost of revenues was primarily due to a $24 million increase in personnel costs, a $2 million increase in related technology costs and a $3 million increase in occupancy costs, due in part to costs associated with our new research operations headquarters in Richmond, Virginia, and the expansion of our research team. Additionally, we incurred approximately $600,000 in costs associated with translation services for our Apartamentos.com website, while similar amounts were not incurred during the nine months ended September 30, 2016.

Selling and Marketing Expenses. Selling and marketing expenses increased to $241 million for the nine months ended September 30, 2017, compared to $231 million for the nine months ended September 30, 2016, and decreased as a percentage of revenues to 34% for the nine months ended September 30, 2017, compared to 37% for the nine months ended September 30, 2016. The increase in the amount of selling and marketing expenses was primarily due to a $16 million increase in sales personnel costs driven by higher headcount and commissions related to increased sales. The increase in sales personnel costs was partially offset by a $4 million decrease in marketing costs, primarily related to a decrease in costs for the Apartments.com wide-scale marketing campaign.

Software Development Expenses. Software development expenses increased to $67 million for the nine months ended September 30, 2017, from $57 million for the nine months ended September 30, 2016, and as a percentage of revenue, remained relatively consistent at approximately 9% for each of the nine months ended September 30, 2017 and 2016. The increase in the amount of software development expenses was primarily due to an increase in personnel costs to support the expansion of our research capabilities in Richmond, Virginia, as well as ongoing product maintenance.

General and Administrative Expenses. General and administrative expenses increased to $105 million for the nine months ended September 30, 2017, from $88 million for the nine months ended September 30, 2016, and increased as a percentage of revenues to 15% for the nine months ended September 30, 2017, compared to 14% for the nine months ended September 30, 2016. The increase in the amount and percentage of general and administrative expenses was primarily due to approximately $9 million in legal costs primarily related to litigation and acquisitions, as well as approximately $4 million in personnel-related costs.

Customer Base Amortization Expense. Customer base amortization expense decreased to $14 million for the nine months ended September 30, 2017, compared to $18 million for the nine months ended September 30, 2016, and decreased as a percentage of revenues to 2% for the nine months ended September 30, 2017, compared to 3% for the nine months ended September 30, 2016. The decrease in the amount and percentage of purchase amortization expense was primarily due to the accelerated amortization of acquired customer bases for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2017.

Interest and Other Income. Interest and other income increased to approximately $2 million for the nine months ended September 30, 2017, compared to approximately $587,000 for the nine months ended September 30, 2016. The increase was primarily due to our higher average cash and cash equivalent balances during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Interest and Other Expense. Interest and other expense remained relatively consistent at approximately $8 million for the nine months ended September 30, 2017 and September 30, 2016.

Income Tax Expense. Income tax expense increased to a $38 million income tax expense for the nine months ended September 30, 2017, from $36 million for the nine months ended September 30, 2016. This increase was primarily due to higher income before income taxes for the nine months ended September 30, 2017 as a result of our increased revenues, offset by a decrease in the effective tax rate from 39% to 33%. The decrease in the effective tax rate was primarily due to the adoption of guidance issued by the FASB that simplifies several aspects of the accounting for share-based payment transactions. The new FASB guidance requires the recognition of excess tax benefits in income tax expense that were previously recorded as an adjustment to additional paid-in-capital. In accordance with the new standard, the Company recognized an income tax benefit of $8 million, resulting in a corresponding decrease in income tax expense for the nine months ended September 30, 2017. The income tax rate may continue to fluctuate during 2017 due to these excess tax benefits as well as potential tax credits that we may claim for tax years that remain open.

Comparison of Business Segment Results for Nine Months Ended September 30, 2017 and Nine Months Ended September 30, 2016

Segment Revenues. North America revenues increased to $689 million for the nine months ended September 30, 2017, from $599 million for the nine months ended September 30, 2016. This increase in North America revenue was primarily a result of continued organic growth in CoStar Suite and Multifamily revenues. International revenues increased to $23 million for the nine months ended September 30, 2017, compared to $21 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in CoStar Suite revenues as well as revenue associated with the May 3, 2016 acquisition of Thomas Daily. These increases were partially offset by the negative impact of foreign currency fluctuations.

Segment EBITDA. North America EBITDA increased to $170 million for the nine months ended September 30, 2017, from $148 million for the nine months ended September 30, 2016. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to $1 million for the nine months ended September 30, 2017, from $3 million for the nine months ended September 30, 2016. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in Madrid, Spain and the U.K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, debt from our revolving credit facility and cash from operations. Total cash and cash equivalents increased to $623 million as of September 30, 2017, compared to cash and cash equivalents of $567 million as of December 31, 2016. The increase in cash and cash equivalents for the nine months ended September 30, 2017 was primarily due to net cash provided by operating activities of approximately $163 million. Offsetting the cash generated from operations were payments made for acquisitions including LandWatch, Westside Rentals and The Screening Pros totaling approximately $48 million as well as payments of long-term debt of $35 million, cash paid for purchases of property and equipment of $20 million and repurchase of restricted stock to satisfy tax withholding obligations of approximately $14 million.

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $163 million compared to approximately $148 million for the nine months ended September 30, 2016. This $15 million increase was due to an increase of $18 million in net income plus non-cash items, partially offset by a net decrease of $3 million in changes in operating assets and liabilities. The $3 million net decrease in changes in operating assets and liabilities was primarily due to differences in timing of collection of receipts and payments of disbursements.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $68 million compared to approximately $17 million for the nine months ended September 30, 2016. This $51 million increase in cash used in investing activities was primarily due to $48 million of payments for acquisitions including LandWatch, Westside Rentals and The Screening Pros for the nine months ended September 30, 2017. These increases in cash used in investing activities were partially offset by the $10 million of cash used for the acquisition of Thomas Daily and certain assets related to the business operations of Apartment Finder's independent distributors during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we incurred capital expenditures of approximately $20 million. We expect capital expenditures to increase for the remainder of 2017 as compared to 2016 as we incur capital expenditures to build out leased office space, including the Richmond research headquarters, as well as to invest in technology.

Net cash used in financing activities was approximately $41 million for the nine months ended September 30, 2017, compared to approximately $30 million for the nine months ended September 30, 2016. This $11 million increase in net cash used in financing activities was primarily due to an increase in the payments of long-term debt resulting from a $30 million prepayment made on March 1, 2017 of the principal payments for our term loan facility due over the remaining quarters in 2017.

Our future capital requirements will depend on many factors, including, among others, our operating results, our expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On July 18, 2017, we acquired The Screening Pros. On September 11, 2017, we entered into a definitive agreement to acquire ForRent, a division of Dominion Enterprises, for $350 million in cash and $35 million in CoStar Group stock, subject to customary closing conditions including antitrust approval. The ForRent purchase agreement contains certain termination rights for both buyer and seller, including if the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not been obtained prior to September 11, 2018, and further provides that, upon the termination of the ForRent Agreement under specified circumstances in which certain antitrust approvals are not obtained, we will be required to pay to the seller a cash termination fee of $40 million. Our future acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

In October 2017, we completed a public equity offering of 3,317,308 shares of common stock for $260.00 per share. Net proceeds from the public equity offering were approximately $833.2 million after deducting underwriting discounts and commissions. We intend to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we determine to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes.

On October 19, 2017, the Company entered into the 2017 Credit Agreement, which amended and restated in its entirety the existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The Company also repaid the remaining balance of $310 million and interest on its existing $400 million term loan under the 2014 Credit Agreement on October 19, 2017 from existing cash balances. The proceeds of the 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with refinancing the revolving credit facility, the Company incurred approximately $3.4 million in debt issuance costs as of October 19, 2017.

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

Revenue Recognition

We recognize revenues when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned and (4) collectability is reasonably assured. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical collection experience, changes in customer payment profiles and the aging of receivable balances, as well as current economic conditions, all of which may affect a customer’s ability to pay. A credit reserve has also been established based on historical experience of credits issued to customers to ensure that revenue is recognized appropriately in the current period. Deferred revenue results from advance cash receipts from customers or amounts billed in advance to customers from the sale of subscription services and is recognized over the term of the service agreement.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2017. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2017. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2017 and December 31, 2016 was approximately 5%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2017, we determined there was a net decline in the fair value of our ARS investments of approximately $848,000. The decline was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of September 30, 2017. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

Recent Accounting Pronouncements

In March 2016, the FASB issued authoritative guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of share-based payment transactions on the statement of cash flows. Effective the first quarter of 2017, the Company adopted the standard, which will continue to impact our 2017 net income because excess tax benefits, which were previously reflected in additional paid in capital, are now reflected in income tax expense. The significance of the impact will depend on the intrinsic value at the time of vesting or exercise of equity instruments.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases, conference calls, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2017 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, use of proceeds from equity offerings, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, legal proceedings and claims, legal costs, effective tax rate, equity compensation charges, future taxable income, pending acquisitions, timing of closing of pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rates, expectations regarding our compliance with financial and restrictive covenants in the 2017 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including the acquisitions of Thomas Daily, Westside Rentals, The Screening Pros, and the assets of Belbex and LandWatch, and the pending acquisition of ForRent, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the businesses of CoStar, Apartments.com and ForRent may not be combined successfully or in a timely and cost-efficient manner; the possibility that the ForRent merger does not close, including as a result of failure to obtain governmental approval; conditions, divestitures or changes relating to the operations or assets of ForRent or CoStar may be required to obtain required governmental clearances or approvals; business disruption relating to the ForRent acquisition may be greater than expected; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans; theft of any personally identifiable information we maintain or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to create operating efficiencies and provide improved data to our customers as a result of the integration of the CoStar and LoopNet systems; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to successfully develop, introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to establish our research operations headquarters in Richmond, Virginia as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2017, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2017. As of September 30, 2017, we had $623 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of September 30, 2017, we had $310 million of long-term debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on our outstanding borrowings as of September 30, 2017, an increase in the interest rate by 25 basis points would result in an increase of approximately $800,000 in interest expense annually. Conversely, a decrease in the interest rate by 25 basis points would result in a decrease of approximately $800,000 in interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2017, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2017, we determined that there was a net decline in the fair value of our ARS investments of approximately $848,000, which was deemed to be a temporary impairment and recorded as an unrealized loss in accumulated other comprehensive loss in stockholders’ equity. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 3 and 4 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1 billion in intangible assets as of September 30, 2017. As of September 30, 2017, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2017	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	190		$272.14	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	2,854		279.12	—	—
Total	3,044	(1)	$278.68	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company's 2007 Stock Incentive Plan, as amended, and the Company’s 2016 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

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
10.1
Securities Purchase Agreement, dated as of September 11, 2017, among CoStar Realty Information, Inc., CoStar Group, Inc., LTM Company Dominion, LLC, Dominion Enterprises, and Landmark Media Enterprises, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2017).

10.2
Amendment and Restatement Agreement, dated as of October 19, 2017, by and among CoStar Group, Inc., CoStar Realty Information, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2017).[1]

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	CoStar Group, Inc. Press Release Dated October 25, 2017 (Incorporated by referenced to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2017).[2]
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, respectively; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

1 Registrant previously filed Exhibit 10.2 with its Current Report on Form 8-K filed with the Commission on October 25, 2017, as Exhibit 10.1.  The listing of that exhibit with this Quarterly Report on Form 10-Q as Exhibit 10.2 fixes a non-functioning hyperlink in the October 25, 2017 Form 8-K.

2 Registrant previously filed Exhibit 99.1 with its Current Report on Form 8-K filed with the Commission on October 25, 2017, as Exhibit 99.1.  Registrant is including that exhibit with this Quarterly Report on Form 10-Q as Exhibit 99.1 to fix a non-functioning hyperlink in the October 25, 2017 Form 8-K.  Exhibit 99.1 and the information contained in that Exhibit shall be considered “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, nor shall it be deemed incorporated by reference into any of the Registrant’s reports or filings with the Securities and Exchange Commission, whether made before or after the date hereof, except as expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 26, 2017	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)