Form 10-Q
period 2018-03-31
COSTAR GROUP INC
filed 2018-04-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 36,392,021 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$273,718	$226,553
Cost of revenues	62,477	51,346
Gross profit	211,241	175,207

Operating expenses:
Selling and marketing (excluding customer base amortization)	88,490	76,402
Software development	22,913	22,374
General and administrative	40,590	33,995
Customer base amortization	5,803	4,774
	157,796	137,545
Income from operations	53,445	37,662
Interest and other income	2,987	429
Interest and other expense	(690)	(2,686)
Income before income taxes	55,742	35,405
Income tax expense	3,511	13,275
Net income	$52,231	$22,130

Net income per share — basic	$1.46	$0.69
Net income per share — diluted	$1.44	$0.68

Weighted average outstanding shares — basic	35,893	32,276
Weighted average outstanding shares — diluted	36,350	32,563

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$52,231	$22,130
Other comprehensive income, net of tax
Foreign currency translation adjustment	951	411
Total other comprehensive income	951	411
Total comprehensive income	$53,182	$22,541

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$931,429	$1,211,463
Accounts receivable, net of allowance for doubtful accounts of approximately $5,136 and $6,469 as of March 31, 2018 and December 31, 2017, respectively	68,914	60,900
Prepaid expenses and other current assets	31,661	15,572
Total current assets	1,032,004	1,287,935

Long-term investments	10,070	10,070
Deferred income taxes, net	4,579	5,431
Property and equipment, net	83,401	84,496
Goodwill	1,551,248	1,283,457
Intangible assets, net	313,861	182,892
Deferred commission costs	75,201	—
Deposits and other assets	11,755	6,179
Income tax receivable	12,981	12,981
Total assets	$3,095,100	$2,873,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$9,262
Accrued wages and commissions	51,037	54,104
Accrued expenses	40,647	22,193
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	9,257	8,166
Deferred rent	4,866	4,732
Deferred revenue	49,468	45,686
Total current liabilities	165,643	146,666

Deferred gain on the sale of building	15,561	16,192
Deferred rent	32,000	33,909
Deferred income taxes, net	65,456	12,070
Income taxes payable	15,476	13,354
Total liabilities	294,136	222,191

Total stockholders’ equity	2,800,964	2,651,250
Total liabilities and stockholders’ equity	$3,095,100	$2,873,441
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	$361	$2,339,253	$(9,020)	$375,120	$2,705,714
Net income	—	—	—	—	52,231	52,231
Other comprehensive income	—	—	—	951	—	951
Exercise of stock options	111	1	9,327	—	—	9,328
Restricted stock grants	114	1	(1)	—	—	—
Restricted stock grants surrendered	(47)	—	(15,392)	—	—	(15,392)
Stock compensation expense, net of forfeitures	—	—	10,335	—	—	10,335
Employee stock purchase plan	4	—	1,431	—	—	1,431
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at March 31, 2018	36,392	$364	$2,381,318	$(8,069)	$427,351	$2,800,964

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$52,231	$22,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,983	17,298
Amortization of deferred commissions costs	12,006	—
Amortization of debt issuance costs	219	772
Stock-based compensation expense	10,412	9,357
Deferred income tax expense, net	1,851	2,091
Bad debt expense	1,431	1,800
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,511)	(2,760)
Prepaid expenses and other current assets	(9,522)	(359)
Deferred commissions	(16,263)	—
Deposits and other assets	(3,412)	(117)
Accounts payable and other liabilities	4,288	11,588
Deferred revenue	5,272	2,757
Net cash provided by operating activities	72,985	64,557

Investing activities:
Purchases of property and equipment and other assets	(8,617)	(6,146)
Acquisitions, net of cash acquired	(340,074)	(13,673)
Net cash used in investing activities	(348,691)	(19,819)

Financing activities:
Payments of long-term debt	—	(35,000)
Repurchase of restricted stock to satisfy tax withholding obligations	(15,392)	(5,781)
Proceeds from exercise of stock options and employee stock purchase plan	10,616	1,234
Net cash used in financing activities	(4,776)	(39,547)

Effect of foreign currency exchange rates on cash and cash equivalents	448	58
Net (decrease) increase in cash and cash equivalents	(280,034)	5,249
Cash and cash equivalents at the beginning of period	1,211,463	567,223
Cash and cash equivalents at the end of period	$931,429	$572,472

Supplemental cash flow disclosures:
Interest paid	$381	$1,336
Income taxes paid	533	434

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$36,366	$—
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”), and parts of Canada, Spain, Germany and France. The Company also provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2018 and December 31, 2017, the results of its operations for the three months ended March 31, 2018 and 2017, its comprehensive income for the three months ended March 31, 2018 and 2017, its changes in stockholders equity for the three months ended March 31, 2018 and its cash flows for the three months ended March 31, 2018 and 2017. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities (“ARS”), accounting for business combinations and loss contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

Subsequent to the Adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606") on January 1, 2018

The Company derives revenues by (i) providing access to its proprietary database of commercial real estate information and (ii) providing an online marketplace for professional property management companies, property owners, brokers, and landlords typically through a fixed monthly fee for its subscription-based services. The Company's subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

advertises and the prominence and placement of a client's advertised properties in the search results. A majority of the subscription-based license agreements have a term of one year and renew automatically.

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation.

The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

The Company's contracts with customers often include promises to transfer multiple products and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance from the sale of subscription licenses and is recognized over the term of the license agreement.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that the Company has determined to be three years. The three-year amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates, and industry competition. See Note 3 for further discussion on the impact of the adoption.

For details about the Company’s revenue recognition policy prior to the adoption of ASC 606, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses and stock-based compensation expenses for the Company's researchers who collect and analyze the commercial real estate data that is the basis for the Company's information, analytics and online marketplaces. Additionally, cost of revenues includes the cost of data from third-party data sources, credit card and other transactions fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names and other intangible assets and database technology.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $23 million and $23 million for the three months ended March 31, 2018 and 2017, respectively.

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three months ended March 31, 2018 and 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation adjustment	$(7,339)	$(8,290)
Accumulated net unrealized loss on investments, net of tax	(730)	(730)
Total accumulated other comprehensive loss	$(8,069)	$(9,020)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company's consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if the Company anticipates that some or all of an asset may not be realized through future taxable earnings or implementation of tax planning strategies. Interest and penalties related to income tax matters are recognized in income tax expense. See Note 10 for additional information regarding income taxes.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include stock options, unvested performance-based restricted stock and restricted stock units. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2018	2017

Net income	$52,231	$22,130
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	35,893	32,276
Effect of dilutive securities:
Stock options and restricted stock awards	457	287
Denominator for diluted net income per share — weighted-average outstanding shares	36,350	32,563

Net income per share — basic	$1.46	$0.69
Net income per share — diluted	$1.44	$0.68

Stock options to purchase approximately 83,000 and 253,000 shares that were outstanding for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance, market and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended March 31,
	2018	2017
Performance-based restricted stock awards	84	85
Service-based restricted stock units	1	1
Total shares excluded from computation	85	86

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense for stock options, performance-based restricted stock awards, restricted stock units issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan ("ESPP") included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$1,431	$1,171
Selling and marketing	1,835	1,652
Software development	1,729	1,810
General and administrative	5,417	4,724
Total stock-based compensation	$10,412	$9,357

Options to purchase 110,791 and 8,290 shares were exercised during the three months ended March 31, 2018 and 2017, respectively.

The Company adopted the Management Stock Purchase Plan on December 7, 2017. This Plan is intended to provide selected key employees of the Company and its subsidiaries the opportunity to defer a portion of their bonus and commission compensation and to align management and shareholder interests through awards of Deferred Stock Units under this Plan and awards of matching Restricted Stock Units under Section 8 of the CoStar Group, Inc. 2016 Stock Incentive Plan or its successor plan(s) starting with the 2018 bonus year. The plan does not currently have an impact on the financial statements.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. These amounts are reflected in the consolidated balance sheets as long-term assets for costs related to revolving debt. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the appropriate method. The Company had capitalized debt issuance costs, net of amortization, of approximately $4 million and $4 million as of March 31, 2018 and December 31, 2017, respectively. The debt issuance costs are associated with the Company's previous credit agreements, and the current amended and restated 2017 Credit Agreement (the "2017 Credit Agreement"). See Note 9 for additional information regarding the revolving credit facility. The Company amortized debt issuance costs of approximately $219,000 and $772,000 for the three months ended March 31, 2018 and 2017, respectively.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, acquired trade names and building photography from a market participant's perspective, useful lives and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

If the Company cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and comprehensive income and could have a material impact on our results of operations and financial position.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standards Update (“ASU") 2014-09, Revenue from Contracts with Customers (ASC 606) that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach is applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance is effective for annual reporting periods beginning after December 15, 2017.

On January 1, 2018, the Company adopted ASC 606, using the modified retrospective method. Results for reporting periods beginning subsequent to December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies prior to adoption. In adopting the guidance, the Company applied the guidance to all contracts and used several available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis and not including contracts with a duration of one year or less in the unsatisfied performance obligations disclosure.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded a net cumulative effect to beginning retained earnings of $54 million. The Company adjusted the condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items which were adjusted upon adoption were as follows (in thousands):

	As of December 31, 2017	ASC 606 Adjustments	As of January 1, 2018
Assets
Accounts receivable, net	$60,900	$(1,867)	$59,033
Prepaid expenses and other current assets	15,572	1,867	17,439
Deferred commissions costs	—	71,118	71,118
Liabilities
Deferred revenue	$45,686	$(1,716)	$43,970
Deferred income taxes, net	12,070	18,370	30,440
Retained earnings	320,656	54,464	375,120

The impact of the adoption of ASC 606 on the condensed financial statements during the three months ended March 31, 2018 was as follows (in thousands):

	As of March 31, 2018 without adoption of ASC 606	ASC 606 Adjustments	As reported as of March 31, 2018
Assets
Accounts receivable, net	$74,550	$(5,636)	$68,914
Prepaid expenses and other current assets	26,025	5,636	31,661
Deferred commissions costs	—	75,201	75,201
Liabilities
Deferred revenue	$50,684	$(1,216)	$49,468
Deferred income taxes, net	46,122	19,334	65,456
Retained earnings	370,268	57,083	427,351

If the Company had not adopted ASC 606, it would have recognized additional revenue of approximately $500 thousand and additional selling and marketing expense of $4 million for the three months ended March 31, 2018. The impact on net income and basic and diluted earnings per share for the period would have been a decrease of approximately $3 million and $0.08 per share, respectively.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is designed to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. This guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business,
which is designed to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance indicates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting, which is designed to reduce the existing diversity and complexity in the accounting for changes to terms or conditions of a share-based payment award. This guidance clarifies that an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or liability instrument. This guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations' accounting for leases. The guidance requires a company to recognize lease assets and lease liabilities on the balance sheet, as well as disclose key information about leasing arrangements. This guidance is effective on a modified retrospective basis for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures, and expects that the adoption of this standard may result in a material increase in assets and liabilities on its consolidated balance sheets.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Information and analytics
CoStar Suite	$130,361	$109,979
Information services	15,060	18,336
Online marketplaces
Multifamily	87,683	63,991
Commercial property and land	40,614	34,247
Total revenues	$273,718	$226,553

Revenue in the Company's North America segment comes from all types of services. However, predominately all revenue in the International segment comes from Information and analytics services.

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2017	$45,686
Cumulative effect of adoption of ASC 606	(1,716)
Balance at January 1, 2018	43,970
Revenue recognized in the current period from the amounts in the beginning balance	(29,910)
New deferrals, net of amounts recognized in the current period	35,173
Effects of foreign currency translation	235
Balance at March 31, 2018	$49,468

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

The Company had contract assets of $6 million and $2 million as of March 31, 2018 and January 1, 2018, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Commissions

The Company recognized $12 million of amortization of deferred commissions included in selling and marketing expense in the three months ended March 31, 2018. The Company determined that no deferred commissions were impaired in the three months ended March 31, 2018.

Commissions expense rollforward for the three months ended March 31, 2018 was as follows (in thousands):

Commissions expense prior to adoption	$23,595
Commissions capitalized in the current period	(16,263)
Amortization of deferred commissions costs	12,006
Total commissions expense	$19,338

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $89 million at March 31, 2018, which the Company expects to recognize over the next three years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.	ACQUISITION

On February 21, 2018 ("Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of DE Holdings, Inc., including its ForRent division ("ForRent"), a wholly owned subsidiary of Dominion Enterprises ("Seller"), for a purchase price of approximately $376 million. The purchase price was comprised of approximately $340 million in cash and 103,280 in shares of Company common stock, valued at approximately $36 million, and is subject to a customary working capital adjustment. ForRent's primary service is digital advertising through a network of four multifamily websites. The acquisition is expected to yield increased revenue, significant cost synergies and an improved competitive position in the industry.

The Company applied the acquisition method to account for the ForRent transaction, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Cash and cash equivalents	$59
Accounts receivable	8,769
Indemnification asset	5,443
Goodwill	266,720
Intangible assets	141,300
Deferred tax liabilities	(34,032)
Contingent sales tax liability	(6,260)
State uncertain income tax position liability	(2,047)
Other assets and liabilities	(3,453)
Fair value of identifiable net assets acquired	$376,499

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The net assets of ForRent were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The estimated fair values are preliminary and are subject to change within the measurement period.

The acquired customer base for the acquisition is composed of acquired customer contracts and the related customer relationships, and has a weighted average estimated useful life of ten years. The acquired database technology had an estimated useful life of three years. The acquired trade name has a weighted average estimated useful life of ten years. The acquired building photography had an estimated useful life of one year. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired database technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized, but is subject to annual impairment tests. The $267 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. $8 million of the goodwill recognized is expected to be deductible for income tax purposes in future periods.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the ForRent acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with ForRent's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce.

The Company has assessed the (i) probability of a contingent sales tax liability and (ii) a state uncertain income tax position liability due to apportionment factors, and has recorded accruals of $6 million and $2 million, respectively. The Company could not determine the fair value for the pre-acquisition state sales tax liability and therefore estimated a liability in accordance with ASC 450, using a state-by-state assessment. The uncertain income tax position was determined in accordance with the provisions of ASC 740 and was recorded as part of purchase price allocation. The Seller has provided an indemnity for tax liabilities prior to the acquisition. Seller's indemnification for sales taxes in the state of Texas is limited to approximately $2 million. The total indemnification asset established as of the acquisition date is $5 million.

As part of the ForRent acquistion, the Company incurred $3 million of transaction costs. Additionally, the Company paid $12 million in cash in escrow for retention compensation for certain ForRent employees, provided they remain employed by the Company for a defined six month period following the acquisition or are earlier terminated without cause or resign for good reason. In the event some or all of those employees are not entitled to their retention bonus, those funds will be remitted to the Seller. The Company will expense the retention compensation as the services are performed in the post-combination period.

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and ForRent as though the companies were combined as of January 1, 2017. The unaudited pro forma financial information for all periods presented include amortization charges from acquired intangible assets (certain of which are preliminary), retention compensation for stay pay, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017.

The unaudited pro forma financial information for the three months ended March 31, 2018 and 2017 combine the historical results of the Company for the three months ended March 31, 2018 and 2017 and the historical results of ForRent for the period January 1, 2018 through February 20, 2018 and three months ended March 31, 2017 and the effects of the pro forma adjustments listed above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The unaudited pro forma financial information was as follows (in thousands, except per share data):

	March 31, 2018	March 31, 2017
Revenue	$287,470	$252,895
Net income	$52,839	$15,996
Net income per share - basic	$1.47	$0.49
Net income per share - diluted	$1.45	$0.49

Revenue and net loss attributable to ForRent from February 21, 2018 through March 31, 2018 were $8 million and $8 million, respectively. The net loss was primarily due to personnel costs, including retention compensation, and the amortization of intangible assets upon acquisition.

5.	INVESTMENTS

The Company determines the appropriate classification of debt investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company considers all of its investments to be available-for-sale. The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as ARS. Investments are carried at fair value.

Scheduled maturities of investments classified as available-for-sale as of March 31, 2018 are as follows (in thousands):

Maturity	Fair Value
Due:
April 1, 2018 — March 31, 2019	$—
April 1, 2019 — March 31, 2023	—
April 1, 2023 — March 31, 2028	—
After March 31, 2028	10,070
Available-for-sale investments	$10,070

The Company had no realized gains on its investments for each of the three months ended March 31, 2018 and 2017, respectively. The Company had no realized losses on its investments for each of the three months ended March 31, 2018 and 2017, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of March 31, 2018, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$10,800	$—	$(730)	$10,070
Available-for-sale investments	$10,800	$—	$(730)	$10,070

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2017, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$10,800	$—	$(730)	$10,070
Available-for-sale investments	$10,800	$—	$(730)	$10,070

The unrealized losses on the Company’s investments as of March 31, 2018 and December 31, 2017 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017. See Note 6 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$10,070	$(730)	$10,070	$(730)
Investments in an unrealized loss position	$10,070	$(730)	$10,070	$(730)

The Company did not have any investments in an unrealized loss position for less than twelve months as of March 31, 2018 and December 31, 2017.

6.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$584,244	$—	$—	$584,244
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$584,244	$—	$10,070	$594,314

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$586,084	$—	$—	$586,084
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$586,084	$—	$10,070	$596,154

The Company’s Level 3 assets consist of ARS, whose underlying assets are primarily student loan securities supported by guarantees from the Federal Family Education Loan Program (“FFELP”) of the U.S. Department of Education.

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$10,070	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—	—
Settlements	—	—
Balance at end of period	$10,070	$9,952

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2016 to March 31, 2018 (in thousands):

Auction Rate Securities
Balance at December 31, 2016	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	118
Balance at December 31, 2017	10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at March 31, 2018	$10,070

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of March 31, 2018, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality with AA to AAA credit ratings and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2018. See Note 5 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2018. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2018 and December 31, 2017 was approximately 6%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2018, the Company determined there was no decline in the fair value of its ARS investments.  In addition, while a majority of the ARS are currently rated AA to AAA, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2016	$1,227,777	$27,089	$1,254,866
Acquisitions	25,717	—	25,717
Effect of foreign currency translation	—	2,874	2,874
Goodwill, December 31, 2017	1,253,494	29,963	1,283,457
Acquisition	266,720	—	266,720
Effect of foreign currency translation	—	1,071	1,071
Goodwill, March 31, 2018	$1,520,214	$31,034	$1,551,248

The Company recorded goodwill of approximately $8 million in connection with the January 31, 2017 acquisition of Koa Lei, Inc. (doing business as Westside Rentals and now known as Westside Rentals, LLC), an online marketplace specializing in Southern California real estate rentals, and its affiliated entity Westside Credit Services, LLC, a provider of credit checks and tenant screening for landlords in the Southern California real estate rental market. The Company recorded goodwill of approximately $15 million in connection with the May 10, 2017 acquisition of certain assets and assumption of certain liabilities from Datasphere Technologies, Inc., in each case, related to the LandWatch.com® business (collectively referred to as “LandWatch”), a leading listing site dedicated to land and rural properties. The Company recorded goodwill of approximately $2 million in connection with the July 18, 2017 acquisition of The Screening Pros, LLC, an online apartment leasing platform that includes tenant screening services, rental applications and payments processing and lease renewals. The purchase accounting for the acquisitions of LandWatch® and The Screening ProsTM is preliminary, subject to the completion of the accounting for certain tax related items and working capital adjustments. The Company recorded goodwill of approximately $267 million in connection with the February 21, 2018 acquisition of ForRent, a digital advertising service provided through a network of four multifamily websites. The purchase accounting for the acquisition of ForRent is preliminary, subject to the completion of the accounting for certain tax related items and working capital adjustments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2018	December 31, 2017	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,173	$2,275	4
Accumulated amortization	(2,165)	(2,262)
Capitalized product development cost, net	8	13

Building photography	8,935	18,739	2
Accumulated amortization	(8,339)	(18,212)
Building photography, net	596	527

Acquired database technology	93,561	83,469	4
Accumulated amortization	(80,405)	(79,188)
Acquired database technology, net	13,156	4,281

Acquired customer base	336,376	225,879	10
Accumulated amortization	(175,426)	(169,157)
Acquired customer base, net	160,950	56,722

Acquired trade names and other intangible assets	188,856	167,718	13
Accumulated amortization	(49,705)	(46,369)
Acquired trade names and other intangible assets, net	139,151	121,349

Intangible assets, net	$313,861	$182,892

9.	LONG-TERM DEBT

On October 19, 2017, the Company entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety the existing credit agreement dated April 1, 2014 (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with the transaction, the Company incurred $4 million of issuance costs. Those costs along with the $5 million of unamortized costs related to the prior agreement were allocated between the extinguishment of the 2014 Credit Agreement and the 2017 Credit Agreement. This allocation resulted in the Company recognizing a loss of $4 million on the extinguishment with the remaining $4 million being deferred and amortized on a straight-line basis as interest expense over the term of the 2017 Credit Agreement.

Up to $20 million of the revolving credit facility is available for the issuance of letters of credit. The Company has an irrevocable standby letter of credit outstanding totaling $0.2 million as of March 31, 2018 and December 31, 2017, respectively, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews through January 31, 2025.

The loans under the 2017 Credit Agreement bear interest during any interest period selected by the Company, at either (i) the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 1.25% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio (as defined in the 2017 Credit Agreement) of the Company, or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the federal funds effective rate plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 0.25% per annum, subject to adjustment based on the First Lien Secured Leverage Ratio of the Company. If an event of default occurs under the 2017 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2017 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee agreements entered into on the closing date of the 2017 Credit Agreement.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of March 31, 2018.

The Company had no outstanding long-term debt at March 31, 2018 and December 31, 2017. Total interest expense for the term loan and revolving credit facilities was approximately $1 million for three months ended March 31, 2018, which was comprised of amortization of debt issuance costs and commitment fees, and $3 million for the three months ended March 31, 2017. The Company had $4 million and $4 million of deferred debt issuance costs included in deposits and other assets at March 31, 2018 and December 31, 2017, respectively.

10.	INCOME TAXES

The income tax provision for the three months ended March 31, 2018 and 2017 reflects an effective tax rate of approximately 6% and 37%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, and excess tax benefits on share-based payments.
The Company’s accounting for the tax effects of the Tax Act is incomplete.  The Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, at year-end, the Company was able to reasonably estimate certain tax effects of the Tax Act and, therefore, recorded provisional adjustments.

The Company has not made any additional measurement-period adjustments related to the tax effects of the Tax Act during the three months ended March 31, 2018. The Company is continuing to gather additional information to complete its accounting for the tax effects of the Tax Act and expects to complete such accounting within the prescribed measurement period of up to one year from the enactment of the Tax Act.

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

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. The Company and its subsidiaries' subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. CoStar Suite® is the Company’s primary service offering in the North America and International operating segments. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest, loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
North America	$264,795	$219,341
International
External customers	8,923	7,212
Intersegment revenues	13	11
Total International revenues	8,936	7,223
Intersegment eliminations	(13)	(11)
Total revenues	$273,718	$226,553

EBITDA
North America	$71,055	$54,433
International	(627)	527
Total EBITDA	$70,428	$54,960

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$52,231	$22,130
Amortization of acquired intangible assets in cost of revenues	4,608	6,119
Amortization of acquired intangible assets in operating expenses	5,803	4,774
Depreciation and other amortization	6,572	6,405
Interest and other income	(2,987)	(429)
Interest and other expense	690	2,686
Income tax expense	3,511	13,275
EBITDA	$70,428	$54,960

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Property and equipment, net
North America	$78,722	$79,736
International	4,679	4,760
Total property and equipment, net	$83,401	$84,496

Goodwill
North America	$1,520,214	$1,253,494
International	31,034	29,963
Total goodwill	$1,551,248	$1,283,457

Assets
North America	$3,037,575	$2,816,156
International	57,525	57,285
Total assets	$3,095,100	$2,873,441

Liabilities
North America	$274,776	$201,831
International	19,360	20,360
Total liabilities	$294,136	$222,191

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those discussed in “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as those described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors and believe that we generate more revenues than any of our commercial real estate information and online market place competitors. We created and compiled our standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information.

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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, data integration and industry news. We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Suite service offerings. The 2018 revenue growth rates for our CoStar Suite services are expected to be consistent with historical rates.

Information services. We provide portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The revenue growth rate for our information services is expected to decline for the remainder of 2018 resulting from the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com® and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On February 21 2018, we completed the acquisition of ForRent, a division of Dominion Enterprises, including the ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com apartment marketing sites. We plan to develop and cross-sell the services offered by ForRent. Multifamily revenue increased in 2017 and is expected to continue to increase in 2018 both organically and as a result of the impact of ForRent.

Commercial property and land. Our LoopNet subscription-based online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our Land.com network of sites, which provide online marketplaces for rural lands for sale, includes LandsofAmerica, LandAndFarm and LandWatch®. The 2018 revenues for our commercial property and land services are expected to increase during the remainder of 2018 as compared to historical amounts primarily as a result of the acquisition of the LandWatch.com® business on May 10, 2017.

As of March 31, 2018 and March 31, 2017, our annualized net bookings of subscription-based services on all contracts were approximately $43 million and $35 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Our net bookings is a quantitative measurement that is typically closely correlated with our subscription revenue results. Net bookings is considered a key indicator of future subscription revenue growth and also serves as a metric of salesforce productivity by management and investors.

For the three months ended March 31, 2018 our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91%, up from 90% in the three months ended March, 31, 2017 and therefore our cancellation rate for those services was approximately 9% and 10% for the same time periods, respectively. We expect our contract renewal rate for existing CoStar subscription-based services on annual contracts to decrease slightly in future periods due to the increased scale of our Multifamily services, which currently have a lower renewal rate as compared to our CoStar Suite services. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We are committed to supporting and improving our information, news, analytic and online market place solutions. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expansion and improvement of our offerings for property managers and renters. We have been, and plan to continue, integrating, further developing and cross-selling our services including Apartments.com, ApartmentFinder.com, ForRent.com and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and Search Engine Marketing. We expect to continue to invest in sales and marketing for the remainder of 2018. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Our recent developments and key priorities for 2018 include:

•
We are migrating all of our commercial real estate information capabilities to our flagship CoStar Suite product and winding down the legacy LoopNet Information products. This process began in the fall of 2017 with the integration of the CoStar and Loopnet databases. In addition, we are transitioning the LoopNet marketplace to a pure pay-to-list marketing site for commercial real estate. We completed integrating the backend systems of the LoopNet and CoStar databases during the second half of 2017; the two services now share a unified database of information, creating operating efficiencies and improving the data available to our customers.  We also introduced new enhancements on the CoStar homepage, including a Listing Manager feature that we believe will increase the quantity and quality of the listing information available by enabling brokers and other industry participants to load information directly into the integrated system.  This in turn is expected to reduce the time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

•
On February 21, 2018, we completed the acquisition of ForRent ("ForRent"), a division of Dominion Enterprises ("Seller"). ForRent's primary service is digital advertising through a network of four multifamily websites - which includes ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com. We are integrating and plan to continue to integrate, develop and cross-sell the services offered by ForRent. ForRent.com is expected to remain a distinct, complementary brand to Apartments.com, giving property managers and owners more exposure for their listings.

•
We plan to continue developing new, and improve existing, product and service offerings to the apartments industry. In particular, we expect to implement the ability for renters to apply for leases online, for landlords to run tenant credit and background checks and, eventually, for landlords and tenants to generate leases and process payments online.

•
We continue to invest in our research operations to support continued growth of our information and analytics offerings. We established our research operations headquarters in Richmond, Virginia, in December 2016, which is developing into a technology innovation hub, powering the software development necessary to support the content within our information, analytics and marketing services. In connection with the opening of the Richmond research headquarters, we have expanded our research team to continue to meet the growing content needs of our clients. In addition, we expect to continue to invest in our international research operations in the U.K.

On October 19, 2017, we entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety our existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. We had no outstanding long-term debt at March 31, 2018. The restructured credit facility, along with the net proceeds of approximately $834 million from our October equity offering and cash generated by the our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income before interest and other income (expense), income taxes, depreciation and amortization

(“EBITDA”), adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as “non-GAAP EPS”). EBITDA is our net income before interest, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs and loss on debt extinguishment incurred outside our ordinary course of business as well as amortization of acquired intangible assets and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs ,restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs; loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of loss on our debt extinguishment may be useful for investors to consider because they generally represent gains or losses from the early extinguishment of debt, However, we do not consider the amount of the loss on debt extinguishment to be representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs, settlement and impairment costs, and loss on debt extinguishment incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2017, we assumed a 38% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items. In 2018, we assumed a 25% tax rate which reflects our expected full year 2018 tax rate mainly due to the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$52,231	$22,130
Amortization of acquired intangible assets in cost of revenues	4,608	6,119
Amortization of acquired intangible assets in operating expenses	5,803	4,774
Depreciation and other amortization	6,572	6,405
Interest and other income	(2,987)	(429)
Interest and other expense	690	2,686
Income tax expense	3,511	13,275
EBITDA	$70,428	$54,960

Net cash flows provided by (used in)
Operating activities	$72,985	$64,557
Investing activities	(348,691)	(19,819)
Financing activities	(4,776)	(39,547)

Comparison of Three Months Ended March 31, 2018 and Three Months Ended March 31, 2017

The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$130,361	$109,979	$20,382	19%
Information services	15,060	18,336	(3,276)	(18)
Multifamily	87,683	63,991	23,692	37
Commercial property and land	40,614	34,247	6,367	19
Total revenues	273,718	226,553	47,165	21
Cost of revenues	62,477	51,346	11,131	22
Gross profit	211,241	175,207	36,034	21
Operating expenses:
Selling and marketing (excluding customer base amortization)	88,490	76,402	12,088	16
Software development	22,913	22,374	539	2
General and administrative	40,590	33,995	6,595	19
Customer base amortization	5,803	4,774	1,029	22
Total operating expenses	157,796	137,545	20,251	15
Income from operations	53,445	37,662	15,783	42
Interest and other income	2,987	429	2,558	596
Interest and other expense	(690)	(2,686)	(1,996)	(74)
Income before income taxes	55,742	35,405	20,337	57
Income tax expense	3,511	13,275	(9,764)	(74)
Net income	$52,231	$22,130	$30,101	136
__________________________

Revenues. Revenues increased to $274 million for the three months ended March 31, 2018, from $227 million for the three months ended March 31, 2017. The $47 million increase was primarily attributable to increased revenues of approximately $20 million or 19% from continued organic growth in CoStar Suite as well as a movement of our Loopnet customers onto our CoStar platform as a result of the Loopnet integration. Information Services decreased $3 million or 18% primarily due to continued wind down of Loopnet information products including Premium Searcher, partially offset by increases in our Real Estate Manager offering. Multifamily year over year increases of $24 million or 37% was primarily attributable to organic growth as well as an increase of $8 million, or 12%, due to the ForRent acquisition. Commercial Property and Land revenue increased $6 million or 19% over 2017 primarily due to organic growth as well as an increase due to the LandWatch acquisition in the second quarter of 2017. Overall, revenue growth rates are expected to be higher in 2018 mainly due to the ForRent acquisition and organic growth rates are expected to remain the same or slightly higher.

Gross Profit. Gross profit increased to $211 million for the three months ended March 31, 2018, from $175 million for the three months ended March 31, 2017. The gross profit percentage was 77% for the three months ended March 31, 2018 and 2017. Investment in research to further support our products and services led to an increase in costs of revenues of $11 million. The increase was primarily due to additional research personnel costs of $11 million and $1 million in occupancy related costs from our new research office in Richmond, partially offset by a decrease in the amortization of intangible assets of $2 million. Gross margins are impacted by the amortization of certain intangible assets acquired through acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $88 million for the three months ended March 31, 2018, from $76 million for the three months ended March 31, 2017, and decreased as a percentage of revenues to 32% for the three months ended March 31, 2018 compared to 34% for the three months ended March 31, 2017. The increase in the amount of selling and marketing expenses was primarily due to an $8 million increase in sales personnel costs related to the acquisition of ForRent, which included additional salaries, commissions and retention compensation along with a $3 million increase in sales conference and travel related costs. In addition, we had a $1 million increase in sales commissions due to increased sales in the first quarter of 2018, which was offset by a decrease of $4 million due to the adoption of ASC 606.

Software Development Expenses. Software development expenses increased to $23 million for the three months ended March 31, 2018, from $22 million for the three months ended March 31, 2017, and decreased as a percentage of revenues to 8% for the three months ended March 31, 2018, compared to 10% for the three months ended March 31, 2017. The increase in the amount of software development expense was primarily due to a $3 million increase in personnel costs to support enhancements and upgrades to our existing services, partially offset by a decrease in professional services.

General and Administrative Expenses. General and administrative expenses increased to $41 million for the three months ended March 31, 2018, from $34 million for the three months ended March 31, 2017, and remained relatively consistent as a percentage of revenues at 15% for the three months ended March 31, 2018 and March 31, 2017. The increase was primarily due to a $4 million increase in professional services, which primarily consisted of implementation costs for our financial systems, audit and legal fees related to the acquisition of ForRent and additional post acquisition expenses from ForRent. In addition, there was an increase in administrative personnel costs of $2 million to support the ongoing growth of the business.

Customer Base Amortization Expense. Customer base amortization expense increased to $6 million for the three months ended March 31, 2018, from $5 million for the three months ended March 31, 2017, and remained consistent as a percentage of revenues at 2% for the three months ended March 31, 2018 and March 31, 2017. Customer base amortization increased approximately $2 million related to the ForRent acquisition, partially offset by lower amortization of existing customer base intangible assets.

Interest and Other Income. Interest and other income increased to $3 million for the three months ended March 31, 2018, from $1 million for the three months ended March 31, 2017. The increase was primarily due to increased returns on our higher average cash and cash equivalent balances during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest and Other Expense. Interest and other expense decreased to $1 million for the three months ended March 31, 2018 from $3 million for the three months ended March 31, 2017. The decrease was primarily due to the repayment of outstanding debt in October 2017 in conjunction with the 2017 Credit Agreement.

Income Tax Expense. Income tax expense decreased to $4 million for the three months ended March 31, 2018, from $13 million for the three months ended March 31, 2017. This decrease was primarily due to the Tax Act which reduced the federal corporate income tax rate from 35% to 21% along with excess tax benefits on share payments in three months ended March 31, 2018. The effective tax rate was 6% and 37% for the three months ended March 31, 2018 and 2017, respectively. The income tax rate may continue to fluctuate during 2018 due to excess tax benefits.

Comparison of Business Segment Results for Three Months Ended March 31, 2018 and Three Months Ended March 31, 2017

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA, which is our net income before interest, loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $265 million for the three months ended March 31, 2018, from $219 million for the three months ended March 31, 2017. This increase in North America revenues was primarily due to continued organic growth in Multifamily and CoStar Suite revenues as well as an increase from the acquisition of ForRent. International revenues increased to approximately $9 million for the three months ended March 31, 2018 from approximately $7 million for the three months ended March 31, 2017, primarily due to an increase in revenues from further penetration of our subscription-based services.

Segment EBITDA. North America EBITDA increased to $71 million for the three months ended March 31, 2018 from $54 million for the three months ended March 31, 2017. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to $(1) million for the three months ended March 31, 2018 compared to $1 million for the three months ended March 31, 2017. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in Madrid, Spain and the U.K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and the availability of funds from our revolving credit facility. Total cash and cash equivalents decreased to $931 million as of March 31, 2018, compared to cash and cash equivalents of $1,211 million as of December 31, 2017. The decrease in cash and cash equivalents for the three months ended March 31, 2018 was primarily due to purchase price and retention compensation payments made in connection with the acquisition of ForRent of approximately $352 million, cash paid for purchases of property and equipment of $9 million and repurchases of restricted stock to satisfy tax withholding obligations of approximately $15 million, offset by proceeds from the exercise of stock options of approximately $11 million. Offsetting the cash used for investing and financing activities, was cash generated from operations of $73 million.

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $73 million compared to approximately $65 million for the three months ended March 31, 2017. This $8 million increase was mainly due to fluctuations in net working capital.

Net cash used in investing activities for the three months ended March 31, 2018 was approximately $349 million compared to approximately $20 million for the three months ended March 31, 2017. This $329 million increase in cash used in investing activities was primarily due to cash paid for the acquisition of ForRent of approximately $340 million during the three months ended March 31, 2018 compared to approximately $14 million cash paid for the acquisition of Westside Rentals in the three months ended March 31, 2017. During the three months ended March 31, 2018, we incurred capital expenditures of approximately $9 million compared to approximately $6 million in the three months ended March 31, 2017. We expect capital expenditures to increase in 2018 related to the build out of leased office space as well as investments in technology.

Net cash used in financing activities was approximately $5 million for the three months ended March 31, 2018, compared to approximately $40 million for the three months ended March 31, 2017. This $35 million decrease in net cash used in financing activities was primarily due to $35 million in payments of long-term debt during the three months ended March 31, 2017 compared to no debt related payments for the three months ended March 31, 2018.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On February 21, 2018, we completed the acquisition of ForRent for approximately $340 million in cash and 103,280 shares of CoStar common stock valued at approximately $36 million. The purchase price is subject to customary working capital adjustments. In addition, in connection with the acquisition of ForRent, the Company paid approximately $12 million in cash in excrow for employee retention compensation. Our future acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make these acquisitions.

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

Goodwill represents the excess of costs over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead tested for impairment, at least annually, by each reporting unit. We may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or elect to bypass such assessment. If it is to determined that it is more likely than not that the fair value of each reporting unit is less than its carrying value, or the company elects to bypass such assessment, we then determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations.

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2017, the date of our most recent impairment analysis, the estimated fair value of each of our reporting units substantially exceeded the carrying value of our reporting units. There have been no events or changes in circumstances since the date of our impairment analysis on October 1, 2017 that would indicate that the carrying value of each reporting unit may not be recoverable.

Revenue Recognition

We recognize revenues upon the satisfaction of our performance obligations (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

We derive revenues by (i) providing access to our proprietary database of commercial real estate information and (ii) providing an online marketplace for professional property management companies, property owners, brokers, and landlords typically through a fixed monthly fee for our subscription-based services. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. A majority of the subscription-based license agreements have a term of one year and renew automatically.

We analyze contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligations.

Our contracts with customers often include promises to transfer multiple products and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance from the sale of subscription licenses and is recognized over the term of the license agreement.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied.

Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for contracts are generally deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that we have determined to be three years. The three-year amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased; customer contract renewals rates; and industry competition.

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

We generally recognize the effect of the tax law changes in the period of enactment. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Our accounting for deferred tax consequences represent management's best estimate of future events that can be appropriately reflected in the accounting estimates. In accordance with SEC Staff Accounting Bulletin 118, Income Tax accounting Implications of the Tax Cuts and Jobs Act, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepare, and analyzed in reasonable detail to complete the accounting for the tax effects of the Tax Cuts and Jobs Act. We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the Tax Cuts and Jobs Act.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the three months ended March 31, 2018. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

Business Combinations

We allocate the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, acquired trade names and building photography from a market participant's perspective, useful lives and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and comprehensive loss and could have a material impact on our results of operations and financial position.

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

Our ARS investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2018. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk of the ARS. We update the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents our estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of March 31, 2018 and December 31, 2017 was approximately 6%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of March 31, 2018, we determined there was no decline in the fair value of our ARS investments. If the issuers of these ARS are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments, which would reduce our profitability and adversely affect our financial position.

We have not made any material changes in the accounting methodology used to determine the fair value of the ARS. We do not expect any material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of March 31, 2018. However, if changes in these assumptions occur, and, should those changes be significant, we may be exposed to additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases, conference calls, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2018 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross profit percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, use of proceeds from equity offerings, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, legal proceedings and claims, legal costs, effective tax rate, equity compensation charges, future taxable income, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, planned product enhancements, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rates, the timing of future payments of principal under our $750 million credit facility available to us under the 2017 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2017 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including ForRent, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the businesses of CoStar, Apartments.com and ForRent may not be combined successfully or in a timely and cost-efficient manner; business disruption relating to the ForRent acquisition may be greater than expected; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans; theft of any personally identifiable information we maintain or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to establish our research operations headquarters in Richmond, Virginia as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2018, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $7 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2018. As of March 31, 2018, we had $931 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of March 31, 2018, we had no long-term debt borrowings. Previously, we held debt bearing interest at a variable rate of LIBOR plus 2%, subject to adjustment based on our First Lien Secured Leverage Ratio (as defined in the 2014 Credit Agreement). If there was an increase or decrease in interest rates, there would have been a corresponding increase or decrease in the amount of interest expense on our long-term debt. Based on the fact we had no outstanding borrowings as of March 31, 2018, an increase or decrease in the interest rate by 25 basis points would not currently impact interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of March 31, 2018, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction for these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of March 31, 2018, we determined that there was no decline in the fair value of our ARS investments. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 5 and 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $2 billion in intangible assets as of March 31, 2018. As of March 31, 2018, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

During the first quarter of 2018, we continued to implement a new financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue through 2019. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2017 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the risk factor described below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2017 Form 10-K.

If we are unable to enforce or defend our ownership and use of intellectual property or protect our intellectual property from unauthorized use, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including our methodologies, the information and images contained in our database, as well as our services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data contained in our databases. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights.

Effective trademark, trade secret, patent, and copyright protection may not be available in every country in which our services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and our proprietary technology against unauthorized third-party copying or use to the same extent as in the United States, which could harm our competitive position.

Discovering and combating unauthorized or unlicensed use of our services by customers and non-customers is difficult, expensive and time consuming. Customers may knowingly or unknowingly fail to subscribe for the correct number of users of our services, resulting in unauthorized access to and use of our data, and loss of revenue. Customers may also impermissibly share access to our services with non-customers. Competitors may illegally use our content or infringe our intellectual property rights. Although we have sophisticated piracy detection processes and have taken measures to identify piracy, we cannot be certain that the steps we have taken or will take will detect all such activity or prevent unauthorized use of our technology and database, including sharing or reselling of our data, technology and services. Despite our efforts to detect and lessen the impact of piracy, unauthorized access to our services is a persistent problem that results in lost revenues and increased expenses. We actively combat piracy as we enforce our intellectual property rights, but we nonetheless lose revenue due to illegal use of our data, technology and services. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition.

We seek to enforce our rights against people and entities that infringe our intellectual property, including through legal action. Taking such action may be costly and require a significant amount of attention from our management, technical and other personnel, and, despite our efforts, such actions may not be successful. If we are not successful in protecting our intellectual property or are unable to protect our proprietary rights, including our content, from unauthorized use, the value of our intellectual property assets may be reduced and our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on an intellectual property claim, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2018	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	2,977		$333.29	—	—
February 1 through February 28	1,615		343.70	—	—
March 1 through March 31	38,912		355.79	—	—
Total	43,504	(1)	$353.81	—	—

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
10.1	First Amendment to the CoStar Group, Inc. 2016 Stock Incentive Plan (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the three ended March 31, 2018 and 2017, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively; (iv) Statement of Changes in Stockholders' Equity at March 31, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, respectively; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 25, 2018	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)