Form 10-Q
period 2018-06-30
COSTAR GROUP INC
filed 2018-07-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, there were 36,391,084 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$297,018	$237,153	$570,736	$463,706
Cost of revenues	67,136	55,273	129,613	106,619
Gross profit	229,882	181,880	441,123	357,087

Operating expenses:
Selling and marketing (excluding customer base amortization)	112,965	91,726	201,455	168,128
Software development	26,271	23,144	49,184	45,518
General and administrative	38,056	34,557	78,646	68,552
Customer base amortization	8,816	4,570	14,619	9,344
	186,108	153,997	343,904	291,542
Income from operations	43,774	27,883	97,219	65,545
Interest and other income	2,652	605	5,639	1,034
Interest and other expense	(728)	(2,693)	(1,418)	(5,379)
Income before income taxes	45,698	25,795	101,440	61,200
Income tax expense	1,863	3,611	5,374	16,886
Net income	$43,835	$22,184	$96,066	$44,314

Net income per share - basic	$1.22	$0.68	$2.67	$1.37
Net income per share - diluted	$1.20	$0.68	$2.64	$1.36

Weighted average outstanding shares - basic	36,073	32,406	35,983	32,341
Weighted average outstanding shares - diluted	36,450	32,739	36,400	32,651

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,835	$22,184	$96,066	$44,314
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(2,059)	1,831	(1,108)	2,242
Total other comprehensive (loss) income	(2,059)	1,831	(1,108)	2,242
Total comprehensive income	$41,776	$24,015	$94,958	$46,556

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$966,278	$1,211,463
Accounts receivable, less allowance for doubtful accounts of approximately $5,065 and $6,469 as of June 30, 2018 and December 31, 2017, respectively	69,984	60,900
Prepaid expenses and other current assets	39,723	15,572
Total current assets	1,075,985	1,287,935

Long-term investments	10,070	10,070
Deferred income taxes, net	4,046	5,431
Property and equipment, net	84,648	84,496
Goodwill	1,549,517	1,283,457
Intangible assets, net	299,611	182,892
Deferred commission costs, net	76,159	—
Deposits and other assets	7,660	6,179
Income tax receivable	14,878	12,981
Total assets	$3,122,574	$2,873,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,394	$9,262
Accrued wages and commissions	45,593	54,104
Accrued expenses	37,343	22,193
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	94	8,166
Deferred rent	4,632	4,732
Deferred revenue	46,341	45,686
Total current liabilities	145,920	146,666

Deferred gain on the sale of building	14,930	16,192
Deferred rent	32,230	33,909
Deferred income taxes, net	62,830	12,070
Income taxes payable	16,046	13,354
Total liabilities	271,956	222,191

Total stockholders’ equity	2,850,618	2,651,250
Total liabilities and stockholders’ equity	$3,122,574	$2,873,441
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	$361	$2,339,253	$(9,020)	$375,120	$2,705,714
Net income	—	—	—	—	96,066	96,066
Other comprehensive income	—	—	—	(1,108)	—	(1,108)
Exercise of stock options	123	1	11,588	—	—	11,589
Restricted stock grants	126	1	(1)	—	—	—
Restricted stock grants surrendered	(76)	—	(22,394)	—	—	(22,394)
Stock-based compensation expense, net of forfeitures	—	—	21,470	—	—	21,470
Employee stock purchase plan	8	—	2,915	—	—	2,915
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at June 30, 2018	36,391	$364	$2,389,196	$(10,128)	$471,186	$2,850,618

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$96,066	$44,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,567	33,158
Amortization of deferred commissions costs	24,275	—
Amortization of debt issuance costs	436	1,487
Stock-based compensation expense	21,640	19,460
Deferred income tax expense, net	4,291	3,434
Bad debt expense	2,857	2,349
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,089)	(5,177)
Prepaid expenses and other current assets	(17,655)	(7,887)
Deferred commissions	(29,554)	—
Deposits and other assets	(1,444)	(103)
Accounts payable and other liabilities	(16,619)	605
Deferred revenue	2,546	3,723
Net cash provided by operating activities	119,317	95,363

Investing activities:
Purchases of property and equipment and other assets	(15,851)	(12,674)
Cash paid for acquisitions, net of cash acquired	(340,074)	(45,068)
Net cash used in investing activities	(355,925)	(57,742)

Financing activities:
Payments of long-term debt	—	(35,000)
Repurchase of restricted stock to satisfy tax withholding obligations	(22,394)	(13,456)
Proceeds from exercise of stock options and employee stock purchase plan	14,214	7,683
Net cash used in financing activities	(8,180)	(40,773)

Effect of foreign currency exchange rates on cash and cash equivalents	(397)	567
Net (decrease) in cash and cash equivalents	(245,185)	(2,585)
Cash and cash equivalents at the beginning of period	1,211,463	567,223
Cash and cash equivalents at the end of period	$966,278	$564,638

Supplemental cash flow disclosures:
Interest paid	$381	$3,890
Income taxes paid	24,776	26,241

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$36,366	$—
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2018 and December 31, 2017, the results of its operations for the three and six months ended June 30, 2018 and 2017, its comprehensive income for the three and six months ended June 30, 2018 and 2017, its changes in stockholders' equity for the six months ended June 30, 2018 and its cash flows for the six months ended June 30, 2018 and 2017. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, intangible assets and deferred commissions, recoverability of long-lived assets and intangible assets with definite lives, goodwill, income taxes, fair value of equity instruments, fair value of auction rate securities (“ARS”), accounting for business combinations and loss contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

Subsequent to the Adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606") on January 1, 2018

The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing an online marketplace for professional property management companies, property owners, brokers, and landlords typically through a fixed monthly fee for its subscription-based services. The Company's subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

advertises and the prominence and placement of a client's advertised properties in the search results. A majority of the subscription-based license agreements have a term of one year and renew automatically.

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation(s).

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

The Company's contracts with customers often include promises to transfer multiple services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Determining whether services are considered distinct performance obligations may require significant judgment. Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when the Company does not sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of the sale of subscription licenses and is recognized over the term of the license agreement.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that become a billed receivable when the conditions are satisfied.

Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that the Company has determined to be three years. The three-year amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates, and industry competition. Certain commissions costs are not capitalized as they do not represent incremental costs of obtaining a contract. See Note 3 for further discussion on the impact of the adoption of ASC 606.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $47 million and $38 million for the three months ended June 30, 2018 and 2017, respectively. Advertising costs were approximately $70 million and $62 million for the six months ended June 30, 2018 and 2017, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency Translation

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and six months ended June 30, 2018 and 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation adjustment	$(9,398)	$(8,290)
Accumulated net unrealized loss on investments, net of tax	(730)	(730)
Total accumulated other comprehensive loss	$(10,128)	$(9,020)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2018	2017	2018	2017

Net income	$43,835	$22,184	$96,066	$44,314
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	36,073	32,406	35,983	32,341
Effect of dilutive securities:
Stock options and restricted stock awards	377	333	417	310
Denominator for diluted net income per share — weighted-average outstanding shares	36,450	32,739	36,400	32,651

Net income per share — basic	$1.22	$0.68	$2.67	$1.37
Net income per share — diluted	$1.20	$0.68	$2.64	$1.36

Stock options to purchase approximately 83,000 and 96,000 shares that were outstanding for the three months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Stock options to purchase approximately 83,000 and 174,000 shares that were outstanding for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance, market and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share.

The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance-based restricted stock awards	84	85	84	85
Service-based restricted stock units	1	1	1	1
Total shares excluded from computation	85	86	85	86

Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.

Stock-based compensation expense is measured at the grant date of the stock-based awards that vest over set time periods based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on performance, the Company assesses the probability of the achievement of the performance conditions at the end of each reporting period, or more frequently based upon the occurrence of events that may change the probability of whether the performance conditions would be met. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing of recognition may fluctuate from period to period based on those estimates. For equity instruments that vest based on a performance condition and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards. Stock-based compensation expense is updated based on the expected achievement of the related performance conditions at the end of each reporting period. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed.
Stock-based compensation expense for stock options, performance-based restricted stock awards, restricted stock units issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,597	$1,339	$3,028	$2,510
Selling and marketing	1,838	1,887	3,673	3,539
Software development	1,937	1,840	3,666	3,650
General and administrative	5,856	5,037	11,273	9,761
Total stock-based compensation expense	$11,228	$10,103	$21,640	$19,460

Options to purchase 11,984 and 69,993 shares were exercised during the three months ended June 30, 2018 and 2017, respectively. Options to purchase 122,775 and 78,283 shares were exercised during the six months ended June 30, 2018 and 2017, respectively.

The Company adopted the Management Stock Purchase Plan on December 7, 2017. This plan is intended to provide selected key employees of the Company and its subsidiaries the opportunity to defer a portion of their bonus and commission compensation and to align management and shareholder interests through awards of deferred stock units under this plan and awards of matching restricted stock units under the Company's 2016 Stock Incentive Plan or its successor plan(s) starting with bonuses and commission compensation for 2018. The plan does not currently have an impact on the financial statements.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. These amounts are reflected in the consolidated balance sheets as long-term assets for costs related to revolving debt. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the appropriate method. The Company had capitalized debt issuance costs, net of amortization, of approximately $4 million and $4 million as of June 30, 2018 and December 31, 2017, respectively. The debt issuance costs are associated with the Company's previous credit agreements, and the current amended and restated 2017 Credit Agreement (the "2017 Credit Agreement"). See Note 9 for additional information regarding the revolving credit facility. The Company amortized debt issuance costs and commitment fees of approximately $710 thousand and $877 thousand for the three months ended June 30, 2018 and 2017, respectively. The Company amortized debt issuance costs and commitment fees of approximately $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, acquired trade names and building photography, useful lives and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standards Update (“ASU") 2014-09, Revenue from Contracts with Customers (ASC 606) that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach is applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance is effective for annual reporting periods beginning after December 15, 2017.

On January 1, 2018, the Company adopted ASC 606, using the modified retrospective method. Results for reporting periods beginning subsequent to December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies prior to adoption. In adopting the guidance, the Company applied the guidance to all customer contracts and used several available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis and not including contracts with a duration of one year or less in the unsatisfied performance obligations disclosure.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded a net cumulative increase to beginning retained earnings of $54 million. The Company adjusted the condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items which were adjusted upon adoption were as follows (in thousands):

	As of December 31, 2017	ASC 606 Adjustments	As of January 1, 2018
Assets
Accounts receivable, net	$60,900	$(1,867)	$59,033
Prepaid expenses and other current assets	15,572	1,867	17,439
Deferred commissions costs	—	71,118	71,118
Liabilities
Deferred revenue	$45,686	$(1,716)	$43,970
Deferred income taxes, net	12,070	18,370	30,440
Retained earnings	320,656	54,464	375,120

The impact of the adoption of ASC 606 on the condensed financial statements for the period ended June 30, 2018 was as follows (in thousands):

	As of June 30, 2018 without adoption of ASC 606	ASC 606 Adjustments	As Reported as of June 30, 2018
Assets
Accounts receivable, net	$74,508	$(4,524)	$69,984
Prepaid expenses and other current assets	35,199	4,524	39,723
Deferred commissions costs	—	76,159	76,159
Liabilities
Deferred revenue	$48,195	$(1,854)	$46,341
Deferred income taxes, net	43,093	19,737	62,830
Retained earnings	412,910	58,276	471,186

If the Company had not adopted ASC 606, revenue recognized would have been $181 thousand lower and selling and marketing expense would have been $1 million higher for the three months ended June 30, 2018. For the six months ended June 30, 2018, revenue recognized would have been $138 thousand lower and selling and marketing expense would have been $5 million higher. The impact on net income and basic and diluted earnings per share for the three months ended June 30, 2018 would have been a decrease of approximately $1 million or $0.02 per share. For the six months ended June 30, 2018, the impact on net income and basic and diluted earnings per share would have been a decrease of approximately $4 million or $0.11 per share.

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

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended June 30,
	2018			2017
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$127,289	$6,523	$133,812	$108,374	$5,420	$113,794
Information services	13,474	2,207	15,681	16,405	1,907	18,312
Online marketplaces
Multifamily	104,793	—	104,793	68,076	—	68,076
Commercial property and land	42,732	—	42,732	36,971	—	36,971
Total revenues	$288,288	$8,730	$297,018	$229,826	$7,327	$237,153

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30,
	2018			2017
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$251,176	$12,997	$264,173	$213,261	$10,512	$223,773
Information services	26,234	4,656	30,890	32,621	4,027	36,648
Online marketplaces
Multifamily	192,476	—	192,476	132,067	—	132,067
Commercial property and land	83,197	—	83,197	71,218	—	71,218
Total revenues	$553,083	$17,653	$570,736	$449,167	$14,539	$463,706

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2017	$45,686
Cumulative effect of adoption of ASC 606	(1,716)
Balance at January 1, 2018	43,970
Revenue recognized in the current period from the amounts in the beginning balance	(37,508)
New deferrals, net of amounts recognized in the current period	39,879
Balance at June 30, 2018	$46,341

Contract Assets

The Company had contract assets of $5 million and $2 million as of June 30, 2018 and January 1, 2018, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Commissions

The Company recognized $12 million and $24 million of amortization of deferred commissions included in selling and marketing expense during the three and six months ended June 30, 2018, respectively. The Company determined that no deferred commissions were impaired as of June 30, 2018.

Commissions expense activity for the three and six months ended June 30, 2018 was as follows (in thousands):

	June 30, 2018
	Three Months Ended	Six Months Ended
Commissions incurred	$17,794	$41,389
Commissions capitalized in the current period	(13,282)	(29,545)
Amortization of deferred commissions costs	12,269	24,275
Total commissions expense	$16,781	$36,119

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $89 million at June 30, 2018, which the Company expects to recognize over the next three years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.	ACQUISITION

On February 21, 2018 (the "Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of DE Holdings, Inc., including its ForRent division ("ForRent"), a wholly owned subsidiary of Dominion Enterprises ("Seller"), for a purchase price of approximately $376 million. The purchase price was comprised of approximately $340 million in cash and 103,280 shares of Company common stock, valued at approximately $36 million, and is subject to a customary working capital adjustment. ForRent's primary service is digital advertising provided through a network of four multifamily websites. The acquisition is expected to yield increased revenue, significant cost synergies and an improved competitive position in the industry.

The Company applied the acquisition method to account for the ForRent transaction, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Cash and cash equivalents	$59
Accounts receivable	8,769
Indemnification asset	5,443
Goodwill	266,720
Intangible assets	141,300
Deferred tax liabilities	(34,032)
Contingent sales tax liability	(6,260)
State uncertain income tax position liability	(2,047)
Other assets and liabilities	(3,453)
Fair value of identifiable net assets acquired	$376,499

The net assets of ForRent were recorded at their estimated fair value. In valuing acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The estimated fair values are preliminary, subject to the completion of the accounting for certain tax related items and working capital adjustments.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has assessed the (i) probability of a contingent sales tax liability and (ii) a state uncertain income tax position liability due to apportionment factors, and has recorded accruals of $6 million and $2 million, respectively. The Company could not determine the fair value for the pre-acquisition state sales tax liability and therefore estimated a liability in accordance with ASC 450, using a state-by-state assessment. The uncertain income tax position was determined in accordance with the provisions of ASC 740 and was recorded as part of purchase price allocation. The Seller has provided an indemnity for tax liabilities related to periods prior to the acquisition. Seller's indemnification for sales taxes in the state of Texas is limited to approximately $2 million. The total indemnification asset established as of the acquisition date is $5 million.

As part of the ForRent acquisition, the Company incurred $3 million of transaction costs. Additionally, the Company paid $12 million cash into a cash escrow account for retention compensation for certain ForRent employees, provided they remain employed by the Company for a defined six month period following the acquisition or are earlier terminated without cause or resign for good reason. In the event some or all of those employees are not entitled to their retention bonus, those funds will be remitted to the Seller. The Company will expense the retention compensation as the services are performed in the post-combination period.

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and ForRent as though the companies were combined as of January 1, 2017. The unaudited pro forma financial information for all periods presented include amortization charges from acquired intangible assets, retention compensation for stay pay, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017.

The unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 combine the historical results of the Company for the three and six months ended June 30, 2018 and 2017 and the historical results of ForRent for the period January 1, 2018 through February 20, 2018 and three and six months ended June 30, 2017 and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$297,018	$263,103	$584,488	$515,998
Net income	$50,992	$13,963	$103,831	$29,932
Net income per share - basic	$1.41	$0.43	$2.88	$0.92
Net income per share - diluted	$1.40	$0.42	$2.85	$0.91

Revenue attributable to ForRent from February 21, 2018 through June 30, 2018 was approximately $30 million. Subsequent to the acquisition, the Company executed an integration plan which includes transitioning ForRent customers to arrangements in which the customer is able to advertise across the Company’s network of multi-family listing sites, including the legacy ForRent sites, for a single price.  These arrangements do not specify revenues by site, however, all increases and decreases in combined revenue were allocated to ForRent for purposes of this disclosure.
Net loss attributable to ForRent from February 21, 2018 through June 30, 2018 was approximately $21 million. The net loss was primarily due to personnel costs, including severance and retention compensation, and the amortization of intangible assets upon acquisition. As the Company began integrating the sales force and operations after the closing of the acquisition in an effort to create operating synergies, these amounts represent estimates of ForRent revenue and net loss, and are not necessarily indicative of how ForRent would have performed on a stand-alone basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Scheduled maturities of investments classified as available-for-sale as of June 30, 2018 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2018 — June 30, 2019	$—
July 1, 2019 — June 30, 2023	—
July 1, 2023 — June 30, 2028	—
After June 30, 2028	10,070
Available-for-sale investments	$10,070

The Company had no realized gains on its investments for each of the three and six months ended June 30, 2018 and 2017, respectively. The Company had no realized losses on its investments for each of the three and six months ended June 30, 2018 and 2017, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2018, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of June 30, 2018 and December 31, 2017 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017. See Note 6 for further discussion of the fair value of the Company’s financial assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$10,070	$(730)	$10,070	$(730)
Investments in an unrealized loss position	$10,070	$(730)	$10,070	$(730)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2018 and December 31, 2017.

6.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$585,533	$—	$—	$585,533
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$585,533	$—	$10,070	$595,603

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

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$10,070	$9,952	$10,070	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—	—	—	—
Settlements	—	—	—	—
Balance at end of period	$10,070	$9,952	$10,070	$9,952

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2016 to June 30, 2018 (in thousands):

Auction Rate Securities
Balance at December 31, 2016	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	118
Balance at December 31, 2017	10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at June 30, 2018	$10,070

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2018, the Company held ARS with $11 million par value, all of which failed to settle at auction. The investments are of high credit quality and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2018. See Note 5 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company obtained a third party valuation which used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2018. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of June 30, 2018 and December 31, 2017 was approximately 6%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2018, the Company determined there was no decline in the fair value of its ARS investments.  In addition, while the ARS are of high credit quality, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2016	$1,227,777	$27,089	$1,254,866
Acquisitions	25,717	—	25,717
Effect of foreign currency translation	—	2,874	2,874
Goodwill, December 31, 2017	1,253,494	29,963	1,283,457
Acquisition	266,720	—	266,720
Effect of foreign currency translation	—	(660)	(660)
Goodwill, June 30, 2018	$1,520,214	$29,303	$1,549,517

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

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2018	December 31, 2017	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,173	$2,275	4
Accumulated amortization	(2,167)	(2,262)
Capitalized product development cost, net	6	13

Building photography	9,116	18,739	2
Accumulated amortization	(8,653)	(18,212)
Building photography, net	463	527

Acquired database technology	93,390	83,469	4
Accumulated amortization	(81,941)	(79,188)
Acquired database technology, net	11,449	4,281

Acquired customer base	335,594	225,879	10
Accumulated amortization	(183,513)	(169,157)
Acquired customer base, net	152,081	56,722

Acquired trade names and other intangible assets	188,632	167,718	13
Accumulated amortization	(53,020)	(46,369)
Acquired trade names and other intangible assets, net	135,612	121,349

Intangible assets, net	$299,611	$182,892

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	LONG-TERM DEBT

On October 19, 2017, the Company entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety the existing credit agreement dated April 1, 2014 (the "2014 Credit Agreement"). The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with the transaction, the Company incurred $4 million of issuance costs. Those costs, along with $5 million of unamortized costs related to the 2014 Credit Agreement, were allocated between the extinguishment of the 2014 Credit Agreement and the 2017 Credit Agreement. This allocation resulted in the Company recognizing a loss of $4 million on the extinguishment with the remaining $4 million being deferred and amortized on a straight-line basis as interest expense over the term of the 2017 Credit Agreement.

Up to $20 million of the revolving credit facility is available for the issuance of letters of credit. The Company has an irrevocable standby letter of credit outstanding totaling $0.2 million as of June 30, 2018 and December 31, 2017, respectively, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews through January 31, 2025.

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

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of June 30, 2018.

The Company had no outstanding long-term debt at June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018, the Company recognized interest expense, consisting of amortization of debt issuance costs and commitment fees, on its revolving credit facility of approximately $710,000 and $1 million, respectively. For the three and six months ended June 30, 2017, the Company incurred interest expense for the term loan and revolving credit facility of approximately $3 million and $5 million, respectively, including amortization of debt issuance costs and commitment fees of approximately $877,000 and $2 million, respectively. The Company had $4 million and $4 million of deferred debt issuance costs included in deposits and other assets at June 30, 2018 and December 31, 2017, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	INCOME TAXES

The income tax provision for the six months ended June 30, 2018 and 2017 reflects an effective tax rate of approximately 5% and 28%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, excess tax benefits on share-based payments, and state research and development tax credits.
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

The Company has not made any additional measurement-period adjustments related to the tax effects of the Tax Act during the six months ended June 30, 2018. The Company is continuing to gather additional information to complete its accounting for the tax effects of the Tax Act and expects to complete such accounting within the prescribed measurement period of up to one year from the enactment of the Tax Act.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment under various non-cancelable operating leases. The leases contain various renewal options.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, management has concluded that it is not probable that a loss has been incurred in connection with the Company’s current litigation. In addition, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in the Company’s current litigation and accordingly, the Company has not recognized any liability in the condensed consolidated financial statements for potential losses, if any. Legal defense costs are expensed as incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EBITDA
North America	$64,762	$43,364	$135,817	$97,797
International	(404)	379	(1,031)	906
Total EBITDA	$64,358	$43,743	$134,786	$98,703

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,835	$22,184	$96,066	$44,314
Amortization of acquired intangible assets in cost of revenues	5,324	4,770	9,932	10,889
Amortization of acquired intangible assets in operating expenses	8,816	4,570	14,619	9,344
Depreciation and other amortization	6,444	6,520	13,016	12,925
Interest and other income	(2,652)	(605)	(5,639)	(1,034)
Interest and other expense	728	2,693	1,418	5,379
Income tax expense	1,863	3,611	5,374	16,886
EBITDA	$64,358	$43,743	$134,786	$98,703

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment, net
North America	$80,359	$79,736
International	4,289	4,760
Total property and equipment, net	$84,648	$84,496

Goodwill
North America	$1,520,213	$1,253,494
International	29,304	29,963
Total goodwill	$1,549,517	$1,283,457

Assets
North America	$3,069,612	$2,816,156
International	52,962	57,285
Total assets	$3,122,574	$2,873,441

Liabilities
North America	$253,891	$201,831
International	18,065	20,360
Total liabilities	$271,956	$222,191

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are based on information available to us on the date of this filing and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant® and through our mobile application, CoStar Go®. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships and industry news. We provide market research, consulting and analysis for commercial real estate investors and lenders via our CoStar Portfolio Strategy and CoStar Suite service offerings. The 2018 revenue growth rates for our CoStar Suite services are expected to be consistent with historical rates.

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

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com® and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On February 21, 2018, we completed the acquisition of ForRent, a division of Dominion Enterprises, including the ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com apartment marketing sites. We are integrating and plan to continue to integrate, develop and cross-sell the services offered by ForRent. Multifamily revenue increased in 2017 and the first half of 2018 and is expected to continue to increase in the second half of 2018.

Commercial property and land. Our LoopNet subscription-based, online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our Land.com network of sites, which provide online marketplaces for rural lands for sale, includes LandsofAmerica, LandAndFarm and LandWatch®.

As of June 30, 2018 and 2017, our annualized net bookings of subscription-based services on all contracts were approximately $45 million and $37 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Our net bookings is a quantitative measurement that is typically closely correlated with our subscription revenue results. Net bookings is considered a key indicator of future subscription revenue growth and also serves as a metric of salesforce productivity by management and investors.

For the six months ended June 30, 2018 our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 91%, consistent with the six months ended June 30, 2017, and therefore our cancellation rate for those services was approximately 9% for the same time periods. We expect our contract renewal rate for existing CoStar subscription-based services on annual contracts to decrease slightly in future periods due to the increased scale of our Multifamily services, which currently have a lower renewal rate as compared to our CoStar Suite services. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expanding and improving our offerings for property managers and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We have been, and plan to continue, integrating, further developing and cross-selling our services, including Apartments.com, ApartmentFinder.com, ForRent.com and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and search engine marketing. We expect to continue to invest in sales and marketing for the remainder of 2018. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods, however, we plan to spend on advertising and marketing for the remainder of 2018, at a higher rate than 2017.

Our key priorities for 2018 include:

•
On February 21, 2018, we completed the acquisition of ForRent ("ForRent"), a division of Dominion Enterprises ("Seller"). ForRent's primary service is digital advertising provided through a network of four multifamily websites - which include ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com. We are integrating and plan to continue to integrate, develop and cross-sell the services offered by ForRent. ForRent.com is expected to remain a distinct, complementary brand to Apartments.com, giving property managers and owners more exposure for their listings.

•
We are migrating all of our commercial real estate information capabilities to our flagship CoStar Suite service and winding down the legacy LoopNet information services, as we transition the LoopNet marketplace to a pure pay to list marketing site for commercial real estate.  We also introduced new enhancements on the CoStar homepage, including a Listing Manager feature that enables brokers and other industry participants to load listing information directly into our integrated system. Utilization of the Listing Manager feature is expected to reduce our time and costs associated with researching and maintaining our comprehensive database of commercial real estate information.

•
We plan to continue developing new, and improving existing, online rental property service offerings to the apartments industry. In particular, we expect to implement the ability for renters to apply for leases online, for landlords to run tenant credit and background checks online and, eventually, for landlords and tenants to generate leases and process payments online.

•
We continue to invest in our research operations to support continued growth of our information and analytics offerings. We established our research operations headquarters in Richmond, Virginia, in December 2016, which has developed into a technology innovation hub, powering software development necessary to support the content within our information, analytics and marketing services. Since the opening of our Richmond research headquarters, we have expanded our research team to continue to meet the growing content needs of our clients. In addition, we expect to continue to invest in our international research operations in the U.K and we are focused on centralizing management of and aligning our global research and other operations.

On October 19, 2017, we entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety our existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. We had no outstanding long-term debt at June 30, 2018. The restructured credit facility, along with the net proceeds of approximately $834 million from our October 2017 equity offering and cash generated by our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services within our current platform or expand the reach of our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could result in reduced revenues, losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

•
The amount of loss on our debt extinguishment may be useful for investors to consider because it generally represents losses from the early extinguishment of debt, However, we do not consider the amount of the loss on debt extinguishment to be a representative component of the day-to-day operating performance of our business.

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

•
The amount of acquisition- and integration-related costs incurred may be useful for investors to consider because they generally represent professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

•
The amount of restructuring costs incurred may be useful for investors to consider because such costs generally represent costs incurred in connection with a change in a contract or a change in the makeup of our properties or personnel. We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs, settlement and impairment costs, and loss on debt extinguishment incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2017 and 2018, we assumed a 38% and 25% tax rate, respectively, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items. The 2018 rate incorporates the effects of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,835	$22,184	$96,066	$44,314
Amortization of acquired intangible assets in cost of revenues	5,324	4,770	9,932	10,889
Amortization of acquired intangible assets in operating expenses	8,816	4,570	14,619	9,344
Depreciation and other amortization	6,444	6,520	13,016	12,925
Interest and other income	(2,652)	(605)	(5,639)	(1,034)
Interest and other expense	728	2,693	1,418	5,379
Income tax expense	1,863	3,611	5,374	16,886
EBITDA	$64,358	$43,743	$134,786	$98,703

Net cash flows provided by (used in)
Operating activities	$46,332	$30,806	$119,317	$95,363
Investing activities	(7,234)	(37,923)	(355,925)	(57,742)
Financing activities	(3,404)	(1,226)	(8,180)	(40,773)

Comparison of Three Months Ended June 30, 2018 and Three Months Ended June 30, 2017

The following table provides a comparison of our selected consolidated results of operations for the three months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended June 30,
	2018	2017	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$133,812	$113,794	$20,018	18%
Information services	15,681	18,312	(2,631)	(14)
Multifamily	104,793	68,076	36,717	54
Commercial property and land	42,732	36,971	5,761	16
Total revenues	297,018	237,153	59,865	25
Cost of revenues	67,136	55,273	11,863	21
Gross profit	229,882	181,880	48,002	26
Operating expenses:
Selling and marketing (excluding customer base amortization)	112,965	91,726	21,239	23
Software development	26,271	23,144	3,127	14
General and administrative	38,056	34,557	3,499	10
Customer base amortization	8,816	4,570	4,246	93
Total operating expenses	186,108	153,997	32,111	21
Income from operations	43,774	27,883	15,891	57
Interest and other income	2,652	605	2,047	338
Interest and other expense	(728)	(2,693)	(1,965)	(73)
Income before income taxes	45,698	25,795	19,903	77
Income tax expense	1,863	3,611	(1,748)	(48)
Net income	$43,835	$22,184	$21,651	98
__________________________
NM - Not meaningful

Revenues. Revenues increased to $297 million for the three months ended June 30, 2018, from $237 million for the three months ended June 30, 2017. The $60 million increase was primarily attributable to increased revenues of approximately $20 million or 18% from continued organic growth of CoStar Suite as well as the conversion of our LoopNet customers to our CoStar platform as a result of integration of the LoopNet and CoStar databases and transition of the LoopNet marketplace to a pure pay to list marketing site. Information Services revenue decreased $3 million or 14% primarily due to continued wind down of LoopNet information services including Premium Searcher of $8 million, partially offset by an increase of $5 million in our CoStar Real Estate Manager offering. Multifamily revenue increased $37 million or 54%, compared to the second quarter of 2017, primarily as a result of organic growth as well as an increase due to the ForRent acquisition. Commercial Property and Land revenue increased $6 million or 16% compared to the second quarter of 2017 primarily due to organic growth as well as the LandWatch acquisition which closed in May 2017. Overall, revenue growth rates are expected to be higher in 2018 mainly due to the ForRent acquisition and organic growth rates are expected to remain the same or slightly higher compared to 2017.

Gross Profit. Gross profit increased to $230 million for the three months ended June 30, 2018, from $182 million for the three months ended June 30, 2017. The gross profit percentage was 77% for the three months ended June 30, 2018 and for the three months ended June 30, 2017. Investment in research to further support our products and services led to an increase in costs of revenues of $12 million during the second quarter of 2018 compared to the second quarter of 2017. The increase was primarily due to additional research personnel costs of $8 million and $1 million in additional software licensing costs. Additionally, cost of revenues increased $1 million due to additional direct costs and $1 million in additional intangible amortization from the acquisition of ForRent. Gross margins are impacted by the amortization of certain intangible assets acquired through acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $113 million for the three months ended June 30, 2018, from $92 million for the three months ended June 30, 2017, and decreased as a percentage of revenues to 38% for the three months ended June 30, 2018 compared to 39% for the three months ended June 30, 2017. The increase in the amount of selling and marketing expenses in the second quarter of 2018 was primarily due to a $13 million increase in sales personnel costs related to the acquisition of ForRent, which included additional salaries, commissions, retention and severance costs as well as an $8 million increase in marketing costs primarily due to the acquisition of ForRent.

Software Development Expenses. Software development expenses increased to $26 million for the three months ended June 30, 2018, from $23 million for the three months ended June 30, 2017, and decreased as a percentage of revenues to 9% for the three months ended June 30, 2018, compared to 10% for the three months ended June 30, 2017. The increase in the amount of software development expense was primarily due to a $4 million increase in personnel costs to support improvements to our existing services, partially offset by a decrease in professional services and in depreciation expense.

General and Administrative Expenses. General and administrative expenses increased to $38 million for the three months ended June 30, 2018, from $35 million for the three months ended June 30, 2017, and decreased as a percentage of revenues to 13% for the three months ended June 30, 2018 compared to 15% for the three months ended June 30, 2017. The increase was primarily due to an increase in administrative personnel costs of $3 million to support the ongoing growth of the business and a $1 million increase in software licensing costs, partially offset by a reduction in professional services which includes legal fees and implementation costs for our financial systems.

Customer Base Amortization Expense. Customer base amortization expense increased to $9 million for the three months ended June 30, 2018, from $5 million for the three months ended June 30, 2017, and increased as a percentage of revenues to 3% for the three months ended June 30, 2018 compared to 2% for the three months ended June 30, 2017. Customer base amortization increased approximately $5 million related to the ForRent acquisition, partially offset by lower amortization of existing customer base intangible assets as a result of applying an accelerated amortization methodology.

Interest and Other Income. Interest and other income increased to $3 million for the three months ended June 30, 2018, from $1 million for the three months ended June 30, 2017. The increase was primarily due to our higher average cash and cash equivalent balances during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Interest and Other Expense. Interest and other expense decreased to $1 million for the three months ended June 30, 2018 from $3 million for the three months ended June 30, 2017. The decrease was primarily a result of the repayment of outstanding debt in October 2017 in connection with the 2017 Credit Agreement. Interest expense for the three months ended June 30, 2018 consisted of commitment fees and amortization of debt issuance costs. Interest expense for the three months ended June 30, 2017 consisted of interest expense on our outstanding debt, commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense decreased to $2 million for the three months ended June 30, 2018, from $4 million for the three months ended June 30, 2017. This decrease was primarily due to the Tax Act which reduced the federal corporate income tax rate effective January 1, 2018 from 35% to 21%, and excess tax benefits on share payments and state research and development tax credits, for the three months ended June 30, 2018. The effective tax rate was 4% and 14% for the three months ended June 30, 2018 and 2017, respectively. The income tax rate may continue to fluctuate during 2018 due to discrete items such as excess tax benefits and research and development (R&D) credits.

Comparison of Business Segment Results for Three Months Ended June 30, 2018 and Three Months Ended June 30, 2017

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

Segment Revenues. North America revenues increased to $288 million for the three months ended June 30, 2018, from $230 million for the three months ended June 30, 2017. This increase in North America revenues was primarily due to continued organic growth in Multifamily and CoStar Suite revenues as well as an increase in Multifamily revenues from the acquisition of ForRent, which closed in February 2018. International revenues increased to approximately $9 million for the three months ended June 30, 2018, from approximately $7 million for the three months ended June 30, 2017, primarily due to an increase in revenues from further penetration of our subscription-based services and fluctuations in foreign currency.

Segment EBITDA. North America EBITDA increased to $65 million for the three months ended June 30, 2018 from $43 million for the three months ended June 30, 2017. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to a loss of $404 thousand for the three months ended June 30, 2018 compared to a profit of $379 thousand for the three months ended June 30, 2017. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in the U.K.

Comparison of Six Months Ended June 30, 2018 and Six Months Ended June 30, 2017

The following table provides a comparison of our selected condensed consolidated results of operations for the six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Six Months Ended June 30,
	2018	2017	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$264,173	$223,773	$40,400	18%
Information services	30,890	36,648	(5,758)	(16)
Multifamily	192,476	132,067	60,409	46
Commercial property and land	83,197	71,218	11,979	17
Total revenues	570,736	463,706	107,030	23
Cost of revenues	129,613	106,619	22,994	22
Gross profit	441,123	357,087	84,036	24
Operating expenses:
Selling and marketing (excluding customer base amortization)	201,455	168,128	33,327	20
Software development	49,184	45,518	3,666	8
General and administrative	78,646	68,552	10,094	15
Customer base amortization	14,619	9,344	5,275	56
Total operating expenses	343,904	291,542	52,362	18
Income from operations	97,219	65,545	31,674	48
Interest and other income	5,639	1,034	4,605	445
Interest and other expense	(1,418)	(5,379)	(3,961)	74
Income before income taxes	101,440	61,200	40,240	66
Income tax expense	5,374	16,886	(11,512)	(68)
Net income	$96,066	$44,314	$51,752	117
__________________________
NM - Not meaningful

Revenues. Revenues increased to $571 million for the six months ended June 30, 2018, from $464 million for the six months ended June 30, 2017. The $107 million increase was primarily attributable to increased revenues of approximately $40 million or 18% from continued organic growth of CoStar Suite as well as conversion of our LoopNet customers to our CoStar platform as a result of integration of the backend systems of the LoopNet and CoStar databases. Information Services revenue decreased $6 million or 16% primarily due to continued wind down of LoopNet information services including Premium Searcher of $14 million, partially offset by a $7 million increase in our CoStar Real Estate Manager offering. Multifamily revenue increased $60 million or 46%, compared to the six months ended June 30, 2017, primarily as a result of organic growth as well as an increase due to the ForRent acquisition. Commercial Property and Land revenue increased $12 million or 17% over the six months ended June 30, 2017 primarily due to organic growth as well as the LandWatch acquisition, which closed in May 2017. Overall, revenue growth rates are expected to be higher in 2018 mainly due to the ForRent acquisition, and organic growth rates are expected to remain the same or slightly higher compared to 2017.

Gross Profit. Gross profit increased to $441 million for the six months ended June 30, 2018, from $357 million for the six months ended June 30, 2017. The gross profit percentage remained consistent at 77% for the six months ended June 30, 2018 and for the six months ended June 30, 2017. Investment in research to further support our products and services led to an increase in costs of revenues of $23 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to additional research personnel costs of $19 million, $1 million in occupancy related costs in connection with our new research office in Richmond, Virginia, and an increase of $1 million in data and content costs. In addition, intangible amortization increased $2 million as a result of the ForRent acquisition, offset by a decrease in existing intangible amortization of $3 million. Gross margins are impacted by the amortization of certain intangible assets acquired through acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $201 million for the six months ended June 30, 2018, from $168 million for the six months ended June 30, 2017, and decreased as a percentage of revenues to 35% for the six months ended June 30, 2018, compared to 36% for the six months ended June 30, 2017. The increase in the amount of selling and marketing expenses was primarily due to a $20 million increase in sales personnel costs during the six months ended June 30, 2018, related to the acquisition of ForRent, which included additional salaries, commissions and retention compensation, and a $2 million increase in sales conference and travel related costs. In addition, marketing costs increased $8 million during the six months ended June 30, 2018, primarily due to increased marketing costs as a result of the acquisition of ForRent.

Software Development Expenses. Software development expenses increased to $49 million for the six months ended June 30, 2018, from $46 million for the six months ended June 30, 2017, and decreased as a percentage of revenues to 9% for the six months ended June 30, 2018, compared to 10% for the six months ended June 30, 2017. The increase in the amount of software development expense was primarily due to a $7 million increase in personnel costs during the six months ended June 30, 2018, to support improvements to our existing services, partially offset by a $2 million decrease in both professional services and recruiting costs during the same period.

General and Administrative Expenses. General and administrative expenses increased to $79 million for the six months ended June 30, 2018, from $69 million for the six months ended June 30, 2017, and decreased as a percentage of revenues to 14% for the six months ended June 30, 2018, compared to 15% for the six months ended June 30, 2017. The increase was primarily due to an increase in administrative personnel costs of $6 million to support the ongoing growth of the business, a $2 million increase in software licensing costs and a $1 million increase in depreciation expense during the six months ended June 30, 2018.

Customer Base Amortization Expense. Customer base amortization expense increased to $15 million for the six months ended June 30, 2018, compared to $9 million for the six months ended June 30, 2017, and increased as a percentage of revenues to 3% for the six months ended June 30, 2018, compared to 2% for the six months ended June 30, 2017. Customer base amortization increased approximately $7 million during the six months ended June 30, 2018 as a result of the ForRent acquisition, partially offset by lower amortization of existing customer base intangible assets as a result of applying an accelerated amortization methodology.

Interest and Other Income. Interest and other income increased to approximately $6 million for the six months ended June 30, 2018, compared to approximately $1 million for the six months ended June 30, 2017. The increase was primarily due to our higher average cash and cash equivalent balances during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest and Other Expense. Interest and other expense decreased to $1 million for the six months ended June 30, 2018 from $5 million for the six months ended June 30, 2017. The decrease was primarily as result of the repayment of outstanding debt in October 2017 in connection with the 2017 Credit Agreement. Interest expense for the six months ended June 30, 2018 consisted of commitment fees and amortization of debt issuance costs. Interest expense for the six months ended June 30, 2017 consisted of interest expense on our outstanding debt, commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense decreased to $5 million for the six months ended June 30, 2018, from $17 million for the six months ended June 30, 2017. This decrease was primarily due to the Tax Act which reduced the federal corporate income tax rate effective January 1, 2018, from 35% to 21% and excess tax benefits on share payments and state research and development tax credits, for the six months ended June 30, 2018. The effective tax rate was 5% and 28% for the six months ended June 30, 2018 and 2017, respectively. The income tax rate may continue to fluctuate during 2018 due to discrete items such as excess tax benefits and research and development (R&D) credits.

Comparison of Business Segment Results for Six Months Ended June 30, 2018 and Six Months Ended June 30, 2017

Segment Revenues. North America revenues increased to $553 million for the six months ended June 30, 2018, from $449 million for the six months ended June 30, 2017. This increase in North America revenues was primarily due to continued organic growth in Multifamily and CoStar Suite revenues as well as an increase in Multifamily revenues from the acquisition of ForRent which closed in February 2018. International revenues increased to approximately $18 million for the six months ended June 30, 2018 from approximately $15 million for the six months ended June 30, 2017, primarily due to an increase in revenues from further penetration of our subscription-based services and fluctuations in foreign currency.

Segment EBITDA. North America EBITDA increased to $136 million for the six months ended June 30, 2018, from $98 million for the six months ended June 30, 2017. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to a loss of $1 million for the six months ended June 30, 2018, from a profit of $1 million for the six months ended June 30, 2017. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in the U.K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and the availability of funds from our revolving credit facility. Total cash and cash equivalents decreased to $966 million as of June 30, 2018, compared to cash and cash equivalents of $1,211 million as of December 31, 2017. The decrease in cash and cash equivalents for the six months ended June 30, 2018 was primarily due to purchase price and employee retention compensation payments made in connection with the acquisition of ForRent of approximately $352 million, cash paid for purchases of property and equipment of $16 million and repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of approximately $22 million, offset by proceeds from the exercise of employee stock options of approximately $14 million and cash generated from operations of $119 million

Net cash provided by operating activities for the six months ended June 30, 2018 was approximately $119 million compared to approximately $95 million for the six months ended June 30, 2017. This $24 million increase was mainly due to an increase in EBITDA of $36 million, partially offset by a reduction in net working capital.

Net cash used in investing activities for the six months ended June 30, 2018 was approximately $356 million compared to approximately $58 million for the six months ended June 30, 2017. This $298 million increase in cash used in investing activities was primarily due to approximately $340 million cash paid to acquire ForRent during the six months ended June 30, 2018, compared to $14 million and $31 million cash paid to acquire Westside Rentals and LandWatch, respectively, in the six months ended June 30, 2017. During the six months ended June 30, 2018, we incurred capital expenditures of approximately $16 million compared to approximately $13 million in the six months ended June 30, 2017. We expect capital expenditures to continue to increase in 2018 related to the build out of leased office space as well as investments in technology.

Net cash used in financing activities was approximately $8 million for the six months ended June 30, 2018, compared to approximately $41 million for the six months ended June 30, 2017. This $33 million decrease in net cash used in financing activities was primarily due to $35 million in payments of long-term debt during the six months ended June 30, 2017; there were no repayments of long-term debt for the six months ended June 30, 2018.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On February 21, 2018, we completed the acquisition of ForRent for approximately $340 million in cash and 103,280 shares of CoStar common stock valued at approximately $36 million. The purchase price is subject to customary working capital adjustments. In addition, in connection with the acquisition of ForRent, we paid approximately $12 million in cash, which was placed in escrow for employee retention compensation. Any future acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make any future acquisitions.

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

Revenue Recognition

We recognize revenues upon the satisfaction of our performance obligations (upon transfer of control of promised services to our customers) in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

We derive revenues primarily by (i) providing access to our proprietary database of commercial real estate information and (ii) providing an online marketplace for professional property management companies, property owners, brokers, and landlords typically through a fixed monthly fee for our subscription-based services. Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. A majority of the subscription-based license agreements have a term of one year and renew automatically.

We analyze contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation(s).

We recognize revenues upon the satisfaction of our performance obligation(s) (upon transfer of control of promised services to our customers) in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

Our contracts with customers often include promises to transfer multiple services. For these contracts, we account for individual performance obligations separately if they are distinct. Determining whether services are considered distinct performance obligations may require significant judgment. Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the service separately, we determine the SSP using information that may include market conditions and other observable inputs.

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

We generally recognize the effect of tax law changes in the period of enactment. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Our accounting for deferred tax consequences represent management's best estimate of future events that can be appropriately reflected in the accounting estimates. In accordance with SEC Staff Accounting Bulletin 118, Income Tax accounting Implications of the Tax Cuts and Jobs Act, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepare, and analyzed in reasonable detail to complete the accounting for the tax effects of the Tax Cuts and Jobs Act. We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the Tax Cuts and Jobs Act.

Business Combinations

We allocate the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired database technology, acquired trade names and building photography, useful lives and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the six months ended June 30, 2018. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our press releases, conference calls, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2018 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross profit percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, taxable income, cash flow from operating activities, available cash, use of proceeds from equity offerings, operating costs, amortization expense, intangible asset recovery, capital and other expenditures, legal proceedings and claims, legal costs, effective tax rate, equity compensation charges, future taxable income, the anticipated benefits of completed or proposed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, planned service enhancements, sales and marketing campaigns, product integrations, elimination and de-emphasizing of services, contract renewal rates, the timing of future payments of principal under our $750 million credit facility available to us under the 2017 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2017 Credit Agreement, financing plans, geographic expansion, capital structure, contractual obligations, our database, database growth, services and facilities, employee relations, future economic performance, our ability to liquidate or realize our long-term investments, management’s plans, goals and objectives for future operations, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify, acquire and integrate acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including ForRent, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the businesses of CoStar, Apartments.com and ForRent may not be combined successfully or in a timely and cost-efficient manner; business disruption relating to the ForRent acquisition may be greater than expected; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans; theft of any personally identifiable information we maintain or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to integrate our North America and International product offerings; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to establish our research operations headquarters in Richmond, Virginia as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2018, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $9 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2018. As of June 30, 2018, we had $966 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of June 30, 2018, we had no long-term debt borrowings. Based on the fact we had no outstanding borrowings as of June 30, 2018, an increase or decrease in the interest rate by 25 basis points would not currently impact interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2018, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction for these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of June 30, 2018, we determined that there was no decline in the fair value of our ARS investments. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 5 and 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $2 billion in intangible assets as of June 30, 2018. As of June 30, 2018, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

During the second quarter of 2018, we continued to implement a new financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. The implementation of this new system is expected to continue through 2019. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and our subsequently filed Quarterly Reports on Form 10-Q (the "Form 10-Qs"), which could materially affect our business, financial condition or future results. The risks described in our 2017 Form 10-K and our Form 10-Qs are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2017 Form 10-K and our Form 10-Qs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2018	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	400		$375.68	—	—
May 1 through May 31	18,014		380.34	—	—
June 1 through June 30	—		—	—	—
Total	18,414	(1)	$380.24	—	—

(1) The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company's 2007 Stock Incentive Plan, as amended, and the Company’s 2016 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the trading day preceding the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2018 and 2017, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and 2017, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively; (iv) Statement of Changes in Stockholders' Equity at June 30, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, respectively; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 25, 2018	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)