Form 10-Q
period 2018-09-30
COSTAR GROUP INC
filed 2018-10-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

As of October 19, 2018, there were 36,419,787 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$305,525	$247,533	$876,261	$711,239
Cost of revenues	72,072	55,483	201,685	162,102
Gross profit	233,453	192,050	674,576	549,137

Operating expenses:
Selling and marketing (excluding customer base amortization)	89,251	72,705	290,706	240,833
Software development	26,173	21,536	75,357	67,054
General and administrative	39,012	35,998	117,658	104,550
Customer base amortization	8,329	4,298	22,948	13,642
	162,765	134,537	506,669	426,079
Income from operations	70,688	57,513	167,907	123,058
Interest and other income	3,035	555	8,674	1,589
Interest and other expense	(717)	(2,901)	(2,135)	(8,280)
Income before income taxes	73,006	55,167	174,446	116,367
Income tax expense	14,247	20,990	19,621	37,876
Net income	$58,759	$34,177	$154,825	$78,491

Net income per share - basic	$1.63	$1.05	$4.30	$2.42
Net income per share - diluted	$1.61	$1.04	$4.25	$2.40

Weighted average outstanding shares - basic	36,129	32,444	36,032	32,375
Weighted average outstanding shares - diluted	36,518	32,814	36,439	32,705

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$58,759	$34,177	$154,825	$78,491
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(361)	1,190	(1,469)	3,432
Total other comprehensive (loss) income	(361)	1,190	(1,469)	3,432
Total comprehensive income	$58,398	$35,367	$153,356	$81,923

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,071,786	$1,211,463
Accounts receivable, less allowance for doubtful accounts of approximately $5,668 and $6,469 as of September 30, 2018 and December 31, 2017, respectively	82,279	60,900
Prepaid expenses and other current assets	25,203	15,572
Total current assets	1,179,268	1,287,935

Long-term investments	10,070	10,070
Deferred income taxes, net	2,679	5,431
Property and equipment, net	81,937	84,496
Goodwill	1,548,976	1,283,457
Intangible assets, net	285,958	182,892
Deferred commission costs, net	76,062	—
Deposits and other assets	7,394	6,179
Income tax receivable	14,878	12,981
Total assets	$3,207,222	$2,873,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,114	$9,262
Accrued wages and commissions	50,483	54,104
Accrued expenses	33,500	22,193
Deferred gain on the sale of building	2,523	2,523
Income taxes payable	1,269	8,166
Deferred rent	5,386	4,732
Deferred revenue	50,195	45,686
Total current liabilities	153,470	146,666

Deferred gain on the sale of building	14,299	16,192
Deferred rent	31,146	33,909
Deferred income taxes, net	64,865	12,070
Income taxes payable	15,128	13,354
Total liabilities	278,908	222,191

Total stockholders’ equity	2,928,314	2,651,250
Total liabilities and stockholders’ equity	$3,207,222	$2,873,441
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	$361	$2,339,253	$(9,020)	$375,120	$2,705,714
Net income	—	—	—	—	154,825	154,825
Other comprehensive loss	—	—	—	(1,469)	—	(1,469)
Exercise of stock options	176	2	21,954	—	—	21,956
Restricted stock grants	138	1	(1)	—	—	—
Restricted stock grants surrendered	(109)	(1)	(23,665)	—	—	(23,666)
Stock-based compensation expense	—	—	30,353	—	—	30,353
Employee stock purchase plan	11	—	4,235	—	—	4,235
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at September 30, 2018	36,426	$364	$2,408,494	$(10,489)	$529,945	$2,928,314

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$154,825	$78,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,000	48,277
Amortization of deferred commissions costs	36,242	—
Amortization of debt issuance costs	657	2,157
Stock-based compensation expense	30,593	29,203
Deferred income tax expense, net	7,644	6,087
Bad debt expense	4,519	3,992
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,038)	(15,809)
Prepaid expenses and other current assets	(2,952)	(3,561)
Deferred commissions	(41,421)	—
Deposits and other assets	(1,396)	(3,387)
Accounts payable and other liabilities	(13,443)	11,888
Deferred revenue	6,454	5,969
Net cash provided by operating activities	220,684	163,307

Investing activities:
Purchases of property and equipment and other assets	(21,801)	(19,754)
Cash paid for acquisitions, net of cash acquired	(340,074)	(47,767)
Net cash used in investing activities	(361,875)	(67,521)

Financing activities:
Payments of long-term debt	—	(35,000)
Payments of debt issuance costs	—	(643)
Repurchase of restricted stock to satisfy tax withholding obligations	(23,666)	(14,309)
Proceeds from exercise of stock options and employee stock purchase plan	25,768	9,058
Net cash provided by (used in) financing activities	2,102	(40,894)

Effect of foreign currency exchange rates on cash and cash equivalents	(588)	880
Net (decrease) increase in cash and cash equivalents	(139,677)	55,772
Cash and cash equivalents at the beginning of period	1,211,463	567,223
Cash and cash equivalents at the end of period	$1,071,786	$622,995

Supplemental cash flow disclosures:
Interest paid	$999	$6,121
Income taxes paid	25,544	26,263

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$36,366	$—
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2018 and December 31, 2017, the results of its operations for the three and nine months ended September 30, 2018 and 2017, its comprehensive income for the three and nine months ended September 30, 2018 and 2017, its changes in stockholders' equity for the nine months ended September 30, 2018, and its cash flows for the nine months ended September 30, 2018 and 2017. These adjustments are of a normal recurring nature.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $38 million and $25 million for the three months ended September 30, 2018 and 2017, respectively. Advertising costs were approximately $108 million and $87 million for the nine months ended September 30, 2018 and 2017, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency

The Company’s functional currency in its foreign locations is the local currency. Assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. Revenues, expenses, gains and losses are translated at the average exchange rates in effect during each period. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from foreign currency exchange transactions are included in the condensed consolidated statements of operations. There were no material gains or losses from foreign currency exchange transactions for the three and nine months ended September 30, 2018 and 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes were as follows (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation adjustment	$(9,759)	$(8,290)
Accumulated net unrealized loss on investments	(730)	(730)
Total accumulated other comprehensive loss	$(10,489)	$(9,020)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. The foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s potentially dilutive securities include outstanding stock options, unvested performance-based restricted stock and restricted stock units. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017

Net income	$58,759	$34,177	$154,825	$78,491
Denominator:
Denominator for basic net income per share — weighted average outstanding shares	36,129	32,444	36,032	32,375
Effect of dilutive securities:
Stock options and restricted stock awards	389	370	407	330
Denominator for diluted net income per share — weighted average outstanding shares	36,518	32,814	36,439	32,705

Net income per share — basic	$1.63	$1.05	$4.30	$2.42
Net income per share — diluted	$1.61	$1.04	$4.25	$2.40

Stock options to purchase approximately 39,000 shares that were outstanding for the three months ended September 30, 2018, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. There were no anti-dilutive stock options outstanding for the three months ended September 30, 2017. Stock options to purchase approximately 76,000 and 116,000 shares that were outstanding for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted net income per share because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares underlying restricted common stock awards that vest based on Company performance, market and service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Shares underlying restricted stock units that vest based on Company service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share.

The following table summarizes the shares underlying the performance-based restricted stock awards and service-based restricted stock units excluded from the basic and diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance-based restricted stock awards	76	85	76	85
Service-based restricted stock units	1	1	1	1
Total shares excluded from computation	77	86	77	86

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
Stock-based compensation expense for stock options, performance-based restricted stock awards, restricted stock units issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$1,382	$1,201	$4,410	$3,711
Selling and marketing	1,632	1,862	5,305	5,401
Software development	1,824	1,665	5,490	5,315
General and administrative	4,115	5,015	15,388	14,776
Total stock-based compensation expense	$8,953	$9,743	$30,593	$29,203

Stock options to purchase 53,516 and 3,532 shares were exercised during the three months ended September 30, 2018 and 2017, respectively. Stock options to purchase 176,291 and 81,815 shares were exercised during the nine months ended September 30, 2018 and 2017, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company's revolving credit facility are deferred and amortized as interest expense on a straight-line basis. These amounts are reflected in the consolidated balance sheets as long-term assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument using the appropriate method. On October 19, 2017, the Company entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety the existing credit agreement dated April 1, 2014 (the "2014 Credit Agreement"). The Company had capitalized debt issuance costs, net of amortization, of approximately $4 million and $4 million as of September 30, 2018 and December 31, 2017, respectively. The debt issuance costs are associated with the 2014 Credit Agreement and the 2017 Credit Agreement. The Company amortized debt issuance costs and commitment fees of approximately $1 million and $1 million for the three months ended September 30, 2018 and 2017, respectively. The Company amortized debt issuance costs and commitment fees of approximately $2 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 9 for additional information regarding the revolving credit facility.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

If the Company cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in the Company's estimates of such contingencies will affect earnings and could have a material effect on its results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company's provision for income taxes in its consolidated statement of operations and comprehensive income and could have a material impact on its results of operations and financial position.

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

The Company recorded a net cumulative increase to beginning retained earnings of $54 million. The Company adjusted the condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items which were adjusted upon adoption were as follows (in thousands):

	As of December 31, 2017	ASC 606 Adjustments	As of January 1, 2018
Assets
Accounts receivable, less allowance for doubtful accounts	$60,900	$(1,867)	$59,033
Prepaid expenses and other current assets	15,572	1,867	17,439
Deferred commissions costs, net	—	71,118	71,118
Liabilities
Deferred revenue	$45,686	$(1,716)	$43,970
Deferred income taxes, net	12,070	18,370	30,440
Retained earnings	320,656	54,464	375,120

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The impact of the adoption of ASC 606 on the condensed financial statements for the period ended September 30, 2018 was as follows (in thousands):

	As of September 30, 2018 without adoption of ASC 606	ASC 606 Adjustments	As Reported as of September 30, 2018
Assets
Accounts receivable, less allowance for doubtful accounts	$85,048	$(2,769)	$82,279
Prepaid expenses and other current assets	22,434	2,769	25,203
Deferred commissions costs, net	—	76,062	76,062
Liabilities
Deferred revenue	$54,831	$(4,636)	$50,195
Deferred income taxes, net	44,448	20,417	64,865
Retained earnings	469,664	60,281	529,945

If the Company had not adopted ASC 606, revenue recognized would have been $1 million lower and selling and marketing expense would have been $0.1 million lower for the three months ended September 30, 2018. For the nine months ended September 30, 2018, revenue recognized would have been $3 million lower and selling and marketing expense would have been $5 million higher. The impact on net income and basic and diluted earnings per share for the three months ended September 30, 2018 would have been a decrease of approximately $1 million or $0.03 per share. For the nine months ended September 30, 2018, the impact on net income and basic and diluted earnings per share would have been a decrease of approximately $6 million or $0.17 per share.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations' accounting for leases. The guidance requires a company to recognize right-of-use assets and lease liabilities on the balance sheet, as well as disclose key quantitative and qualitative information about leasing arrangements. This guidance is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted. As

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

permitted by the guidance, the Company currently expects to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. Furthermore, the Company will not have to reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also expects that it will elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company is evaluating the changes required to support the adoption of the new standard, as well as the quantitative impact this guidance will have on its financial statements and related disclosures, however, the Company expects that the adoption of this standard will result in a material increase in assets and liabilities on its consolidated balance sheets, primarily as a result of recognizing assets and liabilities associated with existing office leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (subsequent to adoption of ASU 2018-13, Fair Value Measurement (Topic 820). The ASU was issued to eliminate certain disclosure requirements for fair value measurements, and add and modify other disclosure requirements, as part of its disclosure framework project, including additional requirements for public companies to disclose certain information about the significant unobservable inputs for Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its financial statements.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2018			2017
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$132,700	$6,384	$139,084	$111,452	$5,862	$117,314
Information services	15,310	2,225	17,535	16,582	2,134	18,716
Online marketplaces
Multifamily	104,778	—	104,778	72,257	—	72,257
Commercial property and land	44,128	—	44,128	39,246	—	39,246
Total revenues	$296,916	$8,609	$305,525	$239,537	$7,996	$247,533

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30,
	2018			2017
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$383,876	$19,381	$403,257	$324,713	$16,374	$341,087
Information services	41,544	6,881	48,425	49,203	6,161	55,364
Online marketplaces
Multifamily	297,254	—	297,254	204,324	—	204,324
Commercial property and land	127,325	—	127,325	110,464	—	110,464
Total revenues	$849,999	$26,262	$876,261	$688,704	$22,535	$711,239

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2017	$45,686
Cumulative effect of adoption of ASC 606	(1,716)
Balance at January 1, 2018	43,970
Revenue recognized in the current period from the amounts in the beginning balance	(42,275)
New deferrals, net of amounts recognized in the current period	48,719
Effects of foreign currency translation	(219)
Balance at September 30, 2018	$50,195

Contract Assets

The Company had contract assets of $3 million and $2 million as of September 30, 2018 and January 1, 2018, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied.

Commissions

The Company recognized $12 million and $36 million of amortization of deferred commissions included in selling and marketing expense during the three and nine months ended September 30, 2018, respectively. The Company determined that no deferred commissions were impaired as of September 30, 2018.

Commissions expense activity for the three and nine months ended September 30, 2018 was as follows (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended
Commissions incurred	$15,311	$56,700
Commissions capitalized in the current period	(11,876)	(41,421)
Amortization of deferred commissions costs	11,967	36,242
Total commissions expense	$15,402	$51,521

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $90 million at September 30, 2018, which the Company expects to recognize over the next three years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.	ACQUISITIONS

On February 21, 2018 (the "Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of DE Holdings, Inc., including its ForRent division ("ForRent"), a wholly owned subsidiary of Dominion Enterprises ("Seller"), for a purchase price of approximately $376 million. The purchase price was comprised of approximately $340 million in cash and 103,280 shares of Company common stock, valued at approximately $36 million. ForRent's primary service is digital advertising provided through a network of four multifamily websites. The acquisition is expected to yield increased revenue, significant cost synergies and an improved competitive position in the industry. The Company applied the acquisition method to account for the ForRent transaction, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: February 21, 2018	Measurement Period Adjustments	Adjusted: February 21, 2018
Cash and cash equivalents	$59	$—	$59
Accounts receivable	8,769	—	8,769
Indemnification asset	5,443	—	5,443
Goodwill	266,720	(207)	266,513
Intangible assets	141,300	—	141,300
Deferred tax liabilities	(34,032)	—	(34,032)
Contingent sales tax liability	(6,260)	—	(6,260)
State uncertain income tax position liability	(2,047)	—	(2,047)
Other assets and liabilities	(3,453)	—	(3,453)
Fair value of identifiable net assets acquired	$376,499	$(207)	$376,292

The net assets of ForRent were recorded at their estimated fair values. In valuing acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. Measurement period adjustments relate to the determination of working capital as of the acquisition date. The estimated fair values are preliminary, subject to the completion of the assessment of the fair value of certain acquired intangible assets.

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

Upon acquisition, the Company assessed the (i) probability of a contingent sales tax liability and (ii) a state uncertain income tax position liability due to apportionment factors, and recorded accruals of $6 million and $2 million, respectively. The Company could not determine the fair value for the pre-acquisition state sales tax liability and therefore estimated a liability in accordance with ASC 450, using a state-by-state assessment. The uncertain income tax position was determined in accordance with the provisions of ASC 740 and was recorded as part of purchase price allocation. The Seller has provided an indemnity for tax liabilities related to periods prior to the acquisition. Seller's indemnification for sales taxes in the state of Texas is limited to approximately $2 million. The total indemnification asset established as of the acquisition date is $5 million. $1 million of the uncertain income tax position liability and related indemnification asset recognized as of the acquisition date were reversed during the three months ended September 30, 2018, upon expiration of the statute of limitations applicable to the uncertain income tax position.

As part of the ForRent acquisition, the Company incurred $3 million of transaction costs. Additionally, the Company paid $12 million cash into a cash escrow account for retention compensation for certain ForRent employees, payable if they remained employed by the Company for a defined six-month period following the acquisition or were earlier terminated without cause or resigned for good reason. In the event some or all of those employees are not entitled to their retention bonus, those funds will be remitted to the Seller. The Company expensed the retention compensation as the services were performed in the post-combination period.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2018 and 2017 combine the historical results of the Company for the three and nine months ended September 30, 2018 and 2017 and the historical results of ForRent for the period January 1, 2018 through February 20, 2018 and three and nine months ended September 30, 2017 and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$305,525	$272,961	$890,013	$788,959
Net income	$62,723	$31,960	$166,553	$61,892
Net income per share - basic	$1.74	$0.98	$4.62	$1.91
Net income per share - diluted	$1.72	$0.97	$4.57	$1.89

Revenue attributable to ForRent from February 21, 2018 through September 30, 2018 was approximately $50 million. Subsequent to the acquisition, the Company executed an integration plan which includes transitioning ForRent customers to arrangements in which the customer is able to advertise across the Company’s network of multifamily listing sites, including the legacy ForRent sites, for a single price. These arrangements do not specify revenues by site, however, all increases and decreases in combined revenue were allocated to ForRent for purposes of this disclosure. This amount represents an estimate of ForRent revenue and is not necessarily indicative of how ForRent would have performed on a stand-alone basis.
The Company began integrating the sales force and operations after the closing of the acquisition in an effort to create operating synergies. As a result of these integration activities, it is impracticable to disclose earnings from ForRent for the period subsequent

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to the acquisition date. As the integration is completed in subsequent periods, the Company will continue to lose visibility into the operations of ForRent on a stand-alone basis and may no longer be able to provide disclosure of revenue attributable to ForRent.

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

Scheduled maturities of investments classified as available-for-sale as of September 30, 2018 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2018 — September 30, 2019	$—
October 1, 2019 — September 30, 2023	—
October 1, 2023 — September 30, 2028	—
After September 30, 2028	10,070
Available-for-sale investments	$10,070

The Company had no realized gains or losses on its investments for each of the three and nine months ended September 30, 2018 and 2017, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of September 30, 2018, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of September 30, 2018 and December 31, 2017 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017. See Note 6 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$10,070	$(730)	$10,070	$(730)
Investments in an unrealized loss position	$10,070	$(730)	$10,070	$(730)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2018 and December 31, 2017.

6.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$387,018	$—	$—	$387,018
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$387,018	$—	$10,070	$397,088

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$10,070	$9,952	$10,070	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	—	—	—	—
Settlements	—	—	—	—
Balance at end of period	$10,070	$9,952	$10,070	$9,952

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2016 to September 30, 2018 (in thousands):

Auction Rate Securities
Balance at December 31, 2016	$9,952
Decrease in unrealized loss included in accumulated other comprehensive loss	118
Balance at December 31, 2017	10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Settlements	—
Balance at September 30, 2018	$10,070

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The majority of the underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of September 30, 2018, the Company held ARS with $11 million par value, all of which failed to settle at auction. The investments are of high credit quality and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2018. See Note 5 for the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company obtained a third party valuation which used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2018. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow model as of September 30, 2018 and December 31, 2017 was approximately 6%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2018, the Company determined there was no decline in the fair value of its ARS investments.  In addition, while the ARS are of high credit quality, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, then the Company may be required to record additional unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2016	$1,227,777	$27,089	$1,254,866
Acquisitions	25,717	—	25,717
Effect of foreign currency translation	—	2,874	2,874
Goodwill, December 31, 2017	1,253,494	29,963	1,283,457
Acquisition	266,513	—	266,513
Effect of foreign currency translation	—	(994)	(994)
Goodwill, September 30, 2018	$1,520,007	$28,969	$1,548,976

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

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2018	December 31, 2017	Weighted- Average Amortization Period (in years)
Capitalized product development cost	$2,173	$2,275	4
Accumulated amortization	(2,170)	(2,262)
Capitalized product development cost, net	3	13

Building photography	9,086	18,739	2
Accumulated amortization	(8,744)	(18,212)
Building photography, net	342	527

Acquired database technology	93,369	83,469	4
Accumulated amortization	(83,536)	(79,188)
Acquired database technology, net	9,833	4,281

Acquired customer base	335,431	225,879	10
Accumulated amortization	(191,692)	(169,157)
Acquired customer base, net	143,739	56,722

Acquired trade names and other intangible assets	188,589	167,718	13
Accumulated amortization	(56,548)	(46,369)
Acquired trade names and other intangible assets, net	132,041	121,349

Intangible assets, net	$285,958	$182,892

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	LONG-TERM DEBT

On October 19, 2017, the Company entered into an amended and restated 2017 Credit Agreement, which amended and restated in its entirety, the existing 2014 Credit Agreement dated April 1, 2014. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. In connection with the transaction, the Company incurred $4 million of issuance costs. Those costs, along with $4 million of unamortized costs related to the 2014 Credit Agreement, were allocated between the extinguishment of the 2014 Credit Agreement and the 2017 Credit Agreement. This allocation resulted in the Company recognizing a loss of $4 million on the extinguishment with the remaining $4 million being deferred and amortized on a straight-line basis as interest expense over the term of the 2017 Credit Agreement.

Up to $20 million of the revolving credit facility is available for the issuance of letters of credit. The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of September 30, 2018 and December 31, 2017, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews through January 31, 2025.

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

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of September 30, 2018.

The Company had no outstanding long-term debt at September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018, the Company recognized interest expense, consisting of amortization of debt issuance costs and commitment fees, on its revolving credit facility of approximately $1 million and $2 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred interest expense for the term loan and revolving credit facility of approximately $3 million and $8 million, respectively, including amortization of debt issuance costs and commitment fees of approximately $1 million and $3 million, respectively. The Company had $4 million and $4 million of deferred debt issuance costs included in deposits and other assets at September 30, 2018 and December 31, 2017, respectively.

10.INCOME TAXES

The income tax provision for the three months ended September 30, 2018 and 2017 reflects an effective tax rate of approximately 20% and 38%, respectively. The income tax provision for the nine months ended September 30, 2018 and 2017 reflects an effective tax rate of approximately 11% and 33%, respectively. The decrease in the effective tax rate for both periods was primarily due to the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, and discrete items including excess tax benefits on share-based payments. The effective tax rate for the nine months ended September 30, 2018 was further reduced due to state research and development tax credits.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company has not made any additional measurement-period adjustments related to the tax effects of the Tax Act during the nine months ended September 30, 2018. The Company is continuing to gather additional information to complete its accounting for the tax effects of the Tax Act and expects to complete such accounting within the prescribed measurement period of up to one year from the enactment of the Tax Act.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under various non-cancelable operating leases. The leases contain various renewal options.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EBITDA
North America	$94,088	$72,267	$229,905	$170,064
International	(2,967)	365	(3,998)	1,271
Total EBITDA	$91,121	$72,632	$225,907	$171,335

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$58,759	$34,177	$154,825	$78,491
Amortization of acquired intangible assets in cost of revenues	5,310	4,200	15,242	15,089
Amortization of acquired intangible assets in operating expenses	8,329	4,298	22,948	13,642
Depreciation and other amortization	6,794	6,621	19,810	19,546
Interest and other income	(3,035)	(555)	(8,674)	(1,589)
Interest and other expense	717	2,901	2,135	8,280
Income tax expense	14,247	20,990	19,621	37,876
EBITDA	$91,121	$72,632	$225,907	$171,335

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment, net
North America	$77,990	$79,736
International	3,947	4,760
Total property and equipment, net	$81,937	$84,496

Goodwill
North America	$1,520,007	$1,253,494
International	28,969	29,963
Total goodwill	$1,548,976	$1,283,457

Assets
North America	$3,159,700	$2,816,156
International	47,522	57,285
Total assets	$3,207,222	$2,873,441

Liabilities
North America	$261,722	$201,831
International	17,186	20,360
Total liabilities	$278,908	$222,191

13. SUBSEQUENT EVENTS

On October 12, 2018, the Company acquired all of the issued share capital of Realla Ltd., the operator of a commercial property-specific listings and data management platform in the U.K., including a free-to-list search engine for commercial property listings. The determination of the final purchase price is subject to customary working capital and other post-closing adjustments.

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

Information services. We provide portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and, real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Revenue for our information services is expected to be lower than the prior year due to the elimination or phase out of the LoopNet information services as we seek to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com® and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On February 21, 2018, we completed the acquisition of ForRent, a division of Dominion Enterprises, including the ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com apartment marketing sites. We continue to integrate, develop and cross-sell the services offered by ForRent. Multifamily revenue growth rates are expected to continue to remain consistent through the end of 2018.

Commercial property and land. Our LoopNet subscription-based, online marketplace services enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants also use LoopNet's online marketplace services to search for available property listings that meet their criteria. On October 12, 2018, we acquired all of the issued share capital of Realla Ltd. ("Realla"), the operator of a commercial property-specific listings and data management platform in the U.K., including a free-to-list search engine for commercial property listings. See Note 13 to the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the acquisition of Realla. Our BizBuySell services, which include BizQuest®, provide an online marketplace for businesses for sale. Our Land.com network of sites, which provide online marketplaces for rural lands for sale, includes LandsofAmerica, LandAndFarm and LandWatch®.

As of September 30, 2018 and 2017, our annualized net bookings of subscription-based services on all contracts were approximately $40 million and $34 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Our net bookings is a quantitative measurement that is typically closely correlated with our subscription revenue results. Net bookings is considered a key indicator of future subscription revenue growth and also serves as a metric of salesforce productivity by management and investors.

For the nine months ended September 30, 2018 our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, consistent with the nine months ended September 30, 2017, and therefore our cancellation rate for those services was approximately 10% for the same time periods. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expanding and improving our offerings for property managers and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We have been, and plan to continue, integrating, further developing and cross-selling our services, including Apartments.com, ApartmentFinder.com, ForRent.com and CoStar Market Analytics. To generate brand awareness and site traffic for our listing sites, we utilize a variety of marketing campaigns, including television and radio advertising, online/digital advertising, social media and out-of-home ads, and search engine marketing. We expect to continue to invest in sales and marketing to promote our listing sites. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level of marketing investment for our services for future periods.

Our key priorities for 2018 include:

•
Continuing to develop and cross-sell the services offered by ForRent, as part of our Apartments.com network. We have completed the majority of the integration of ForRent, including integration of the ForRent sales team and the services offered by ForRent and have worked to secure the existing revenue from ForRent customers. ForRent.com is expected to remain a distinct, complementary brand to Apartments.com, giving property managers and owners more exposure for their listings.

•
Continuing to convert LoopNet information customers to the higher value, more profitable annual subscription CoStar Suite information services following migration of all our commercial real estate information capabilities to our flagship CoStar Suite service and winding down of the legacy LoopNet information services. We continue to invest in the LoopNet marketplace as we transition LoopNet to a pure pay-to-list marketing site for commercial real estate. We are also expanding our LoopNet marketplace offering into Canada.

•
Continuing to invest in the growth of our international business. On October 12, 2018, we acquired all of the issued share capital of Realla Ltd. We plan to integrate Realla with our CoStar U.K. operations, including development of a single point of data entry to allow our clients to display their commercial real estate listings through the CoStar Suite service offering and to make them visible to prospective tenants and investors through Realla’s marketing portal.

•
Continuing to develop new, and improve existing, online rental property service offerings for the apartments industry. In particular, we expect to implement the ability for renters to apply for leases online, for landlords to run tenant credit and background checks online and, eventually, for landlords and tenants to generate and enter into leases and to make and process payments online.

•
Continuing to invest in our research operations to support continued growth of our information and analytics offerings. We established our research operations headquarters in Richmond, Virginia, in December 2016, which has developed into a technology innovation hub, powering software development necessary to support the content within our information, analytics and marketing services. Since the opening of our Richmond research headquarters, we have expanded our research team to continue to meet the growing content needs of our clients, while also consolidating certain research operations in Richmond in order to achieve cost efficiencies. We are also focused on centralizing management and aligning our global research and other operations and expect to continue to invest in our global research operations.

On October 19, 2017, we entered into an amended and restated credit agreement (the ‘‘2017 Credit Agreement’’), which amended and restated in its entirety our existing 2014 Credit Agreement. The 2017 Credit Agreement provides for a $750 million revolving credit facility with a term of five years from a syndicate of financial institutions as lenders and issuing banks. The 2017 revolving credit facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. We had no outstanding long-term debt at September 30, 2018. We expect the restructured credit facility, along with the net proceeds of approximately $834 million from our October 2017 equity offering and cash generated by our business to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income before interest and other income (expense), loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share (also referred to as “non-GAAP EPS”). EBITDA is our net income before interest and other income (expense), loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income and non-GAAP net income per diluted share are similarly adjusted for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment as well as amortization of acquired intangible assets and other related costs. We may disclose adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and the accompanying reconciliation, provide additional information that is useful to understand the factors and trends affecting our business. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs; loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. We subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2018 and 2017 , we assumed a 25% and 38% tax rate, respectively, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items. The 2018 rate incorporates the effects of the Tax Cuts and Jobs Act ("Tax Act") which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$58,759	$34,177	$154,825	$78,491
Amortization of acquired intangible assets in cost of revenues	5,310	4,200	15,242	15,089
Amortization of acquired intangible assets in operating expenses	8,329	4,298	22,948	13,642
Depreciation and other amortization	6,794	6,621	19,810	19,546
Interest and other income	(3,035)	(555)	(8,674)	(1,589)
Interest and other expense	717	2,901	2,135	8,280
Income tax expense	14,247	20,990	19,621	37,876
EBITDA	$91,121	$72,632	$225,907	$171,335

Net cash flows provided by (used in)
Operating activities	$101,367	$67,944	$220,684	$163,307
Investing activities	(5,950)	(9,779)	(361,875)	(67,521)
Financing activities	10,282	(121)	2,102	(40,894)

Comparison of Three Months Ended September 30, 2018 and Three Months Ended September 30, 2017

The following table provides a comparison of our selected consolidated results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$139,084	$117,314	$21,770	19%
Information services	17,535	18,716	(1,181)	(6)
Multifamily	104,778	72,257	32,521	45
Commercial property and land	44,128	39,246	4,882	12
Total revenues	305,525	247,533	57,992	23
Cost of revenues	72,072	55,483	16,589	30
Gross profit	233,453	192,050	41,403	22
Operating expenses:
Selling and marketing (excluding customer base amortization)	89,251	72,705	16,546	23
Software development	26,173	21,536	4,637	22
General and administrative	39,012	35,998	3,014	8
Customer base amortization	8,329	4,298	4,031	94
Total operating expenses	162,765	134,537	28,228	21
Income from operations	70,688	57,513	13,175	23
Interest and other income	3,035	555	2,480	NM
Interest and other expense	(717)	(2,901)	(2,184)	(75)
Income before income taxes	73,006	55,167	17,839	32
Income tax expense	14,247	20,990	(6,743)	(32)
Net income	$58,759	$34,177	$24,582	72
__________________________
NM - Not meaningful

Revenues. Revenues increased to $306 million for the three months ended September 30, 2018, from $248 million for the three months ended September 30, 2017. The $58 million increase was primarily attributable to increased revenues of approximately $22 million or 19% from continued organic growth of CoStar Suite as well as the conversion of our LoopNet customers to our CoStar platform as a result of integration of the LoopNet and CoStar databases. Information Services revenue decreased to $18 million, or 6%, for the three months ended September 30, 2018 from $19 million for the three months ended September 30, 2017 primarily due to continued wind down of LoopNet information services including Premium Searcher of $8 million, partially offset by an increase of $6 million in our CoStar Real Estate Manager offering. Multifamily revenue increased $33 million or 45%, compared to the third quarter of 2017, driven by the ForRent acquisition. Commercial Property and Land revenue increased $5 million or 12% compared to the third quarter of 2017 primarily due to growth in our online marketplace services of $3 million as well as growth in our land for sale products of $2 million.

Gross Profit. Gross profit increased to $233 million for the three months ended September 30, 2018, from $192 million for the three months ended September 30, 2017. The gross profit percentage was 76% for the three months ended September 30, 2018 and 78% for the three months ended September 30, 2017. Investment in research to further support our products and services led to an increase in costs of revenues of $17 million during the third quarter of 2018 compared to the third quarter of 2017. The increase was primarily due to additional research personnel costs of $7 million, $3 million in additional direct costs partially due to the acquisition of ForRent, $1 million in additional software licensing costs and $1 million in additional occupancy related charges. Additionally, cost of revenues increased $1 million due to amortization from the acquisition of ForRent. Gross margins are impacted by the amortization of certain intangible assets acquired through acquisitions.

Selling and Marketing Expenses. Selling and marketing expenses increased to $89 million for the three months ended September 30, 2018, from $73 million for the three months ended September 30, 2017, and remained the same as a percentage of revenues at 29% for the three months ended September 30, 2018 and for the three months ended September 30, 2017. The increase in the amount of selling and marketing expenses in the third quarter of 2018 was primarily due to a $13 million increase in marketing costs of which $8 million was mainly due to additional advertising production costs in the third quarter of 2018 and $5 million in search engine marketing costs due to the acquisition of ForRent. In addition, we had a $2 million increase in personal costs primarily related to the acquisition of ForRent, which included additional salaries, commissions, retention and severance costs.

Software Development Expenses. Software development expenses increased to $26 million for the three months ended September 30, 2018, from $22 million for the three months ended September 30, 2017, and remained the same as a percentage of revenues at 9% for the three months ended September 30, 2018 and for the three months ended September 30, 2017. The increase in the amount of software development expense was primarily due to a $4 million increase in personnel costs, of which $3 million was due to the acquisition of ForRent.

General and Administrative Expenses. General and administrative expenses increased to $39 million for the three months ended September 30, 2018, from $36 million for the three months ended September 30, 2017, and decreased as a percentage of revenues to 13% for the three months ended September 30, 2018 compared to 15% for the three months ended September 30, 2017. The increase was primarily due to an increase in administrative personnel costs of $3 million to support the ongoing growth of the business and a $2 million increase in software licensing costs, offset by a $2 million reduction in professional services which includes legal fees and implementation costs for our financial systems.

Customer Base Amortization Expense. Customer base amortization expense increased to $8 million for the three months ended September 30, 2018, from $4 million for the three months ended September 30, 2017, and increased as a percentage of revenues to 3% for the three months ended September 30, 2018 compared to 2% for the three months ended September 30, 2017. Customer base amortization increased approximately $5 million related to the ForRent acquisition, partially offset by lower amortization of existing customer base intangible assets as a result of applying an accelerated amortization methodology.

Interest and Other Income. Interest and other income increased to $3 million for the three months ended September 30, 2018, from $1 million for the three months ended September 30, 2017. The increase was primarily due to our higher average cash and cash equivalent balances during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Interest and Other Expense. Interest and other expense decreased to $1 million for the three months ended September 30, 2018 from $3 million for the three months ended September 30, 2017. The decrease was primarily a result of the repayment of outstanding debt in October 2017 in connection with the 2017 Credit Agreement. Interest expense for the three months ended September 30, 2018 consisted of commitment fees and amortization of debt issuance costs. Interest expense for the three months ended September 30, 2017 consisted of interest expense on our outstanding debt, commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense decreased to $14 million for the three months ended September 30, 2018, from $21 million for the three months ended September 30, 2017. This decrease was primarily due to the Tax Act which reduced the federal corporate income tax rate effective January 1, 2018 from 35% to 21%, and discrete items including excess tax benefits on share payments for the three months ended September 30, 2018. The effective tax rate was 20% and 38% for the three months ended September 30, 2018 and 2017, respectively. The income tax rate may continue to fluctuate during 2018 due to discrete items such as excess tax benefits and research and development credits.

Comparison of Business Segment Results for Three Months Ended September 30, 2018 and Three Months Ended September 30, 2017

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which includes the U.K., Spain, Germany and France. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA, which is our net income before interest and other income (expense), loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $297 million for the three months ended September 30, 2018, from $240 million for the three months ended September 30, 2017. This increase in North America revenues was primarily due to continued organic growth in CoStar Suite revenues as well as an increase in Multifamily revenues from the acquisition of ForRent, which closed in February 2018. International revenues increased to approximately $9 million for the three months ended September 30, 2018, from approximately $8 million for the three months ended September 30, 2017, primarily due to an increase in revenues from further penetration of our subscription-based services.

Segment EBITDA. North America EBITDA increased to $94 million for the three months ended September 30, 2018 from $72 million for the three months ended September 30, 2017. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to a loss of $3 million for the three months ended September 30, 2018 compared to a profit of $0.4 million for the three months ended September 30, 2017. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in the U.K. along with higher occupancy related costs and additional professional services costs.

Comparison of Nine Months Ended September 30, 2018 and Nine Months Ended September 30, 2017

The following table provides a comparison of our selected condensed consolidated results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$403,257	$341,087	$62,170	18%
Information services	48,425	55,364	(6,939)	(13)
Multifamily	297,254	204,324	92,930	45
Commercial property and land	127,325	110,464	16,861	15
Total revenues	876,261	711,239	165,022	23
Cost of revenues	201,685	162,102	39,583	24
Gross profit	674,576	549,137	125,439	23
Operating expenses:
Selling and marketing (excluding customer base amortization)	290,706	240,833	49,873	21
Software development	75,357	67,054	8,303	12
General and administrative	117,658	104,550	13,108	13
Customer base amortization	22,948	13,642	9,306	68
Total operating expenses	506,669	426,079	80,590	19
Income from operations	167,907	123,058	44,849	36
Interest and other income	8,674	1,589	7,085	NM
Interest and other expense	(2,135)	(8,280)	(6,145)	74
Income before income taxes	174,446	116,367	58,079	50
Income tax expense	19,621	37,876	(18,255)	(48)
Net income	$154,825	$78,491	$76,334	97
__________________________
NM - Not meaningful

Revenues. Revenues increased to $876 million for the nine months ended September 30, 2018, from $711 million for the nine months ended September 30, 2017. The $165 million increase was primarily attributable to increased revenues of approximately $62 million or 18% from continued organic growth of CoStar Suite as well as conversion of our LoopNet customers to our CoStar platform as a result of integration of the LoopNet and CoStar databases. Information Services revenue decreased $7 million or 13% primarily due to continued wind down of LoopNet information services including Premium Searcher resulting in a loss of $22 million of revenues, partially offset by a $14 million increase in revenues from our CoStar Real Estate Manager offering. Multifamily revenue increased $93 million or 45%, compared to the nine months ended September 30, 2017, driven by the ForRent acquisition. Commercial Property and Land revenue increased $17 million or 15% over the nine months ended September 30, 2017, primarily due to growth in our online marketplace services of $8 million as well as growth in our land for sale products of $7 million.

Gross Profit. Gross profit increased to $675 million for the nine months ended September 30, 2018, from $549 million for the nine months ended September 30, 2017. The gross profit percentage remained consistent at 77% for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017. Investment in research to further support our products and services led to an increase in costs of revenues of $40 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to additional research personnel costs of $26 million, $2 million in occupancy related costs in connection with our new research office in Richmond, Virginia, an increase of $5 million in direct costs partially due to the ForRent acquisition and an increase in software licensing expense of $2 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $291 million for the nine months ended September 30, 2018, from $241 million for the nine months ended September 30, 2017, and decreased as a percentage of revenues to 33% for the nine months ended September 30, 2018, compared to 34% for the nine months ended September 30, 2017. The increase in the amount of selling and marketing expenses was primarily due to a $22 million increase in sales personnel costs during the nine months ended September 30, 2018, related to the acquisition of ForRent, which included additional salaries, commissions and retention compensation and a $22 million increase in marketing related expenses during the nine months ended September 30, 2018, primarily due to increased search engine marketing costs due to the acquisition of ForRent and increased advertising production costs. In addition, sales conference and travel related costs increased $2 million during the nine months ended September 30, 2018.

Software Development Expenses. Software development expenses increased to $75 million for the nine months ended September 30, 2018, from $67 million for the nine months ended September 30, 2017, and remained the same as a percentage of revenues at 9% for the nine months ended September 30, 2018 and nine months ended September 30, 2017. The increase in the amount of software development expense was primarily due to a $11 million increase in personnel costs during the nine months ended September 30, 2018, of which $5 million was due to the acquisition of ForRent. These increases were partially offset by a $2 million decrease in both professional services and recruiting costs during the same period.

General and Administrative Expenses. General and administrative expenses increased to $118 million for the nine months ended September 30, 2018, from $105 million for the nine months ended September 30, 2017, and decreased as a percentage of revenues to 13% for the nine months ended September 30, 2018, compared to 15% for the nine months ended September 30, 2017. The increase was primarily due to an increase in administrative personnel costs of $8 million to support the ongoing growth of the business and a $4 million increase in software licensing costs, partially offset by a $1 million decrease in professional services during the nine months ended September 30, 2018.

Customer Base Amortization Expense. Customer base amortization expense increased to $23 million for the nine months ended September 30, 2018, compared to $14 million for the nine months ended September 30, 2017, and increased as a percentage of revenues to 3% for the nine months ended September 30, 2018, compared to 2% for the nine months ended September 30, 2017. Customer base amortization increased approximately $12 million during the nine months ended September 30, 2018 as a result of the ForRent acquisition, partially offset by lower amortization of existing customer base intangible assets as a result of applying an accelerated amortization methodology.

Interest and Other Income. Interest and other income increased to approximately $9 million for the nine months ended September 30, 2018, compared to approximately $2 million for the nine months ended September 30, 2017. The increase was primarily due to our higher average cash and cash equivalent balances during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest and Other Expense. Interest and other expense decreased to $2 million for the nine months ended September 30, 2018 from $8 million for the nine months ended September 30, 2017. The decrease was primarily as result of the repayment of outstanding debt in October 2017 in connection with the 2017 Credit Agreement. Interest expense for the nine months ended September 30, 2018 consisted of commitment fees and amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2017 consisted of interest expense on our outstanding debt, commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense decreased to $20 million for the nine months ended September 30, 2018, from $38 million for the nine months ended September 30, 2017. This decrease was primarily due to the Tax Act which reduced the federal corporate income tax rate effective January 1, 2018, from 35% to 21% and excess tax benefits on share payments and state research and development tax credits, for the nine months ended September 30, 2018. The effective tax rate was 11% and 33% for the nine months ended September 30, 2018 and 2017, respectively. The income tax rate may continue to fluctuate during 2018 due to discrete items such as excess tax benefits and research and development (R&D) credits.

Comparison of Business Segment Results for Nine Months Ended September 30, 2018 and Nine Months Ended September 30, 2017

Segment Revenues. North America revenues increased to $850 million for the nine months ended September 30, 2018, from $689 million for the nine months ended September 30, 2017. This increase in North America revenues was primarily due to continued organic growth in CoStar Suite revenues as well as an increase in Multifamily revenues from the acquisition of ForRent which closed in February 2018. International revenues increased to approximately $26 million for the nine months ended September 30, 2018 from approximately $23 million for the nine months ended September 30, 2017, primarily due to an increase in revenues from further penetration of our subscription-based services and to a lesser extent fluctuations in foreign currency.

Segment EBITDA. North America EBITDA increased to $230 million for the nine months ended September 30, 2018, from $170 million for the nine months ended September 30, 2017. The increase in North America EBITDA was primarily due to an increase in revenues. International EBITDA decreased to a loss of $4 million for the nine months ended September 30, 2018, from a profit of $1 million for the nine months ended September 30, 2017. The decrease in International EBITDA was primarily due to the continued investment in our International research operations in the U.K. along with higher occupancy related costs, additional travel and professional services costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and the availability of funds from our revolving credit facility. Total cash and cash equivalents decreased to $1,072 million as of September 30, 2018, compared to cash and cash equivalents of $1,211 million as of December 31, 2017. The decrease in cash and cash equivalents for the nine months ended September 30, 2018 was primarily due to purchase price and employee retention compensation payments made in connection with the acquisition of ForRent of approximately $352 million, cash paid for purchases of property and equipment of $22 million and repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards valued at approximately $24 million, offset by proceeds from the exercise of employee stock options of approximately $26 million and cash generated from operations of $221 million.

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $221 million compared to approximately $163 million for the nine months ended September 30, 2017. This $58 million increase was mainly due to an increase in EBITDA of $55 million, partially offset by changes in net working capital.

Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $362 million compared to approximately $68 million for the nine months ended September 30, 2017. This $294 million increase in cash used in investing activities was primarily due to approximately $340 million cash paid to acquire ForRent during the nine months ended September 30, 2018, compared to $48 million cash paid to acquire Westside Rentals, LandWatch and The Screening Pros during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we incurred capital expenditures of approximately $22 million compared to approximately $20 million in the nine months ended September 30, 2017.

Net cash provided by financing activities was approximately $2 million for the nine months ended September 30, 2018, compared to net cash used in financing activities of approximately $41 million for the nine months ended September 30, 2017. This $43 million increase in net cash provided by financing activities was primarily due to $35 million in payments of long-term debt during the nine months ended September 30, 2017; there were no repayments of long-term debt for the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2018 we had a $17 million increase in proceeds from stock option exercises offset by $9 million in repurchases of restricted stock to satisfy tax withholdings.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On October 12, 2018, we acquired all of the issued share capital of Realla Ltd. Any future acquisitions may vary in size and could be material to our current operations. We may use cash, stock, debt or other means of funding to make any future acquisitions.

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

We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense for the nine months ended September 30, 2018. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify and acquire acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including ForRent and Realla, on a timely basis or at all; our ability to integrate and combine acquired businesses, including ForRent and Realla, with our existing operations successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses, including ForRent and Realla, or other business initiatives; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans; theft of any personally identifiable information we maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients; our ability to sell additional services to existing clients; our ability to convert LoopNet information customers to higher value, more profitable annual subscription CoStar Suite information services; our ability to successfully transition LoopNet to a pure marketing site, where all listings are paid and searches are free, in a timely manner, and minimize the impact of that transition on revenue; our ability to integrate our North America and International product offerings; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets, including, among others, new online rental property service offerings for the apartments industry; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to continue to develop our research operations headquarters in Richmond, Virginia as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2018, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $10 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2018. As of September 30, 2018, we had $1,072 million of cash, cash equivalents and short-term investments. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

As of September 30, 2018, we had no long-term debt borrowings. Based on the fact we had no outstanding borrowings as of September 30, 2018, an increase or decrease in the interest rate by 25 basis points would not currently impact interest expense annually. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not believe that increases or decreases in interest rates will impact our ability to operate our business in the foreseeable future.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan ARS. These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2018, $11 million of our investments in ARS failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction for these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. Based on an assessment of fair value of these investments in ARS as of September 30, 2018, we determined that there was no decline in the fair value of our ARS investments. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 5 and 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $2 billion in intangible assets, including goodwill, as of September 30, 2018. As of September 30, 2018, we believe our intangible assets will be recoverable, however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

During the third quarter of 2018, we continued to implement modules of a new financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. The implementation of this new system is expected to continue through 2020. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our internal controls over financial reporting.

Other than the implementation of the new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	732	$420.64	—	—
August 1 through August 31	—	—	—	—
September 1 through September 30	2,668	433.13	—	—
Total	3,400	$430.44	—	—

(1) The number of shares purchased includes shares of common stock tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company's 2007 Stock Incentive Plan, as amended (the "2007 Plan"), and the Company’s 2016 Stock Incentive Plan, as amended, for which shares were purchased by the Company based on their fair market value on the trading day preceding the vesting date. The number of shares purchased also includes delivery of shares owned by an employee to the Company when exercising stock options granted under the 2007 Plan to satisfy the exercise price of the options. Those shares were purchased by the Company based on their fair market value on the exercise date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

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
101
The following materials from CoStar Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018 and 2017, respectively; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2018 and 2017, respectively; (iii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively; (iv) Statement of Changes in Stockholders' Equity at September 30, 2018; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, respectively; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 24, 2018	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)