Form 10-Q
period 2019-06-30
COSTAR GROUP, INC.
filed 2019-07-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(877) 739-0486
(Registrant’s facsimile number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.01 par value)	CSGP	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 19, 2019, there were 36,548,654 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$343,760	$297,018	$672,185	$570,736
Cost of revenues	71,918	67,136	143,071	129,613
Gross profit	271,842	229,882	529,114	441,123

Operating expenses:
Selling and marketing (excluding customer base amortization)	119,075	112,965	207,169	201,455
Software development	28,455	26,271	56,383	49,184
General and administrative	42,337	38,056	82,413	78,646
Customer base amortization	7,175	8,816	14,857	14,619
	197,042	186,108	360,822	343,904
Income from operations	74,800	43,774	168,292	97,219
Interest and other income	5,913	2,652	10,858	5,639
Interest and other expense	(697)	(728)	(1,429)	(1,418)
Income before income taxes	80,016	45,698	177,721	101,440
Income tax expense	16,768	1,863	29,304	5,374
Net income	$63,248	$43,835	$148,417	$96,066

Net income per share - basic	$1.74	$1.22	$4.09	$2.67
Net income per share - diluted	$1.73	$1.20	$4.06	$2.64

Weighted-average outstanding shares - basic	36,310	36,073	36,273	35,983
Weighted-average outstanding shares - diluted	36,627	36,450	36,597	36,400

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$63,248	$43,835	$148,417	$96,066
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(767)	(2,059)	(387)	(1,108)
Total other comprehensive loss	(767)	(2,059)	(387)	(1,108)
Total comprehensive income	$62,481	$41,776	$148,030	$94,958

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,297,812	$1,100,416
Accounts receivable, less allowance of $5,452 and $5,709 as of June 30, 2019 and December 31, 2018, respectively	95,583	89,192
Prepaid expenses and other current assets	20,367	23,690
Total current assets	1,413,762	1,213,298

Long-term investments	10,070	10,070
Deferred income taxes, net	5,670	7,469
Property and equipment, net	84,518	83,303
Lease right-of-use assets	111,004	—
Goodwill	1,617,853	1,611,535
Intangible assets, net	272,177	288,911
Deferred commission costs, net	83,874	76,031
Deposits and other assets	6,762	7,432
Income tax receivable	14,908	14,908
Total assets	$3,620,598	$3,312,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,996	$6,327
Accrued wages and commissions	47,394	45,588
Accrued expenses	48,932	29,821
Deferred gain on the sale of building	—	2,523
Income taxes payable	8,551	14,288
Deferred rent	—	4,153
Lease liabilities	27,097	—
Deferred revenue	58,290	51,459
Total current liabilities	197,260	154,159

Deferred gain on the sale of building	—	13,669
Deferred rent	—	31,944
Deferred income taxes, net	77,452	69,857
Income taxes payable	17,540	17,386
Lease and other long-term liabilities	124,275	4,000
Total liabilities	416,527	291,015

Total stockholders’ equity	3,204,071	3,021,942
Total liabilities and stockholders’ equity	$3,620,598	$3,312,957
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	36,446	$364	$2,419,812	$(11,688)	$613,454	$3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	36,446	$364	$2,419,812	$(11,688)	$625,511	$3,033,999
Net income	—	—	—	—	85,169	85,169
Other comprehensive income	—	—	—	380	—	380
Exercise of stock options	79	1	10,637	—	—	10,638
Restricted stock grants	132	1	(1)	—	—	—
Restricted stock grants surrendered	(43)	—	(18,679)	—	—	(18,679)
Stock-based compensation expense	—	—	12,034	—	—	12,034
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	4	—	1,582	—	—	1,582
Balance at March 31, 2019	36,618	$366	$2,428,876	$(11,308)	$710,680	$3,128,614
Net income	—	—	—	—	63,248	63,248
Other comprehensive loss	—	—	—	(767)	—	(767)
Exercise of stock options	15	—	3,001	—	—	3,001
Restricted stock grants	4	—	—	—	—	—
Restricted stock grants surrendered	(17)	—	(5,546)	—	—	(5,546)
Stock-based compensation expense	—	—	13,706	—	—	13,706
Employee stock purchase plan	4	—	1,815	—	—	1,815
Balance at June 30, 2019	36,624	$366	$2,441,852	$(12,075)	$773,928	$3,204,071

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	$361	$2,339,253	$(9,020)	$375,120	$2,705,714
Net income	—	—	—	—	52,231	52,231
Other comprehensive income	—	—	—	951	—	951
Exercise of stock options	111	1	9,327	—	—	9,328
Restricted stock grants	114	1	(1)	—	—	—
Restricted stock grants surrendered	(47)	—	(15,392)	—	—	(15,392)
Stock-based compensation expense	—	—	10,335	—	—	10,335
Employee stock purchase plan	4	—	1,431	—	—	1,431
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at March 31, 2018	36,392	$364	$2,381,318	$(8,069)	$427,351	$2,800,964
Net income	—	—	—	—	43,835	43,835
Other comprehensive loss	—	—	—	(2,059)	—	(2,059)
Exercise of stock options	12	—	2,261	—	—	2,261
Restricted stock grants	12	—	—	—	—	—
Restricted stock grants surrendered	(29)	—	(7,002)	—	—	(7,002)
Stock-based compensation expense	—	—	11,135	—	—	11,135
Employee stock purchase plan	4	—	1,484	—	—	1,484
Balance at June 30, 2018	36,391	$364	$2,389,196	$(10,128)	$471,186	$2,850,618

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$148,417	$96,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,413	37,567
Amortization of deferred commissions costs	25,550	24,275
Amortization of debt issuance costs	438	436
Stock-based compensation expense	25,845	21,640
Deferred income taxes, net	6,359	4,291
Bad debt expense	5,224	2,857
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,898)	(5,089)
Prepaid expenses and other current assets	1,751	(17,655)
Deferred commissions	(33,397)	(29,554)
Lease right-of-use and other assets	11,095	(1,444)
Accounts payable and other liabilities	4,137	(16,619)
Deferred revenue	10,633	2,546
Net cash provided by operating activities	233,567	119,317

Investing activities:
Purchases of property and equipment and other assets	(14,387)	(15,851)
Cash paid for acquisitions, net of cash acquired	(13,721)	(340,074)
Net cash used in investing activities	(28,108)	(355,925)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(24,225)	(22,394)
Proceeds from exercise of stock options and employee stock purchase plan	16,695	14,214
Other financing activities	(123)	—
Net cash used in financing activities	(7,653)	(8,180)

Effect of foreign currency exchange rates on cash and cash equivalents	(410)	(397)
Net increase (decrease) in cash and cash equivalents	197,396	(245,185)
Cash and cash equivalents at the beginning of period	1,100,416	1,211,463
Cash and cash equivalents at the end of period	$1,297,812	$966,278

Supplemental cash flow disclosures:
Interest paid	$1,007	$381
Income taxes paid	$28,484	$24,776

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$—	$36,366
Consideration owed for acquisitions	$1,650	$—
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information covering the United States (“U.S.”), the United Kingdom (“U.K.”) and parts of Canada, Spain, Germany and France. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale. The Company operates within two operating segments, North America and International, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2019 and December 31, 2018, the results of its operations for the three and six months ended June 30, 2019 and 2018, its comprehensive income for the three and six months ended June 30, 2019 and 2018, its changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, the useful lives and recoverability of long-lived and intangible assets, and goodwill; income taxes, the fair value of auction rate securities, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, brokers and landlords, in each case typically through a fixed monthly fee for its subscription-based services. The Company's subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements renew automatically, and a majority have a term of at least one year.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation(s).

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement.

In limited circumstances, the Company's contracts with customers include promises to transfer multiple services, such as contracts for our subscription-based services and professional services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct, which involves the determination of the standalone selling price for each distinct performance obligation.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of the Company's fulfillment of its performance obligation(s) and is recognized over the term of the license agreement.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $53 million and $47 million for the three months ended June 30, 2019 and 2018, and $86 million and $70 million for the six months ended June 30, 2019 and 2018, respectively.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in interest and other income (expense) in the condensed consolidated statements of operations using the average exchange rates in effect during the period. There were no material gains or losses from these transactions for the three and six months ended June 30, 2019 and 2018.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation adjustment	$(11,345)	$(10,958)
Net unrealized loss on investments, net of tax	(730)	(730)
Total accumulated other comprehensive loss	$(12,075)	$(11,688)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2019	2018	2019	2018

Net income	$63,248	$43,835	$148,417	$96,066
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	36,310	36,073	36,273	35,983
Effect of dilutive securities:
Stock options and restricted stock awards	317	377	324	417
Denominator for diluted net income per share — weighted-average outstanding shares	36,627	36,450	36,597	36,400

Net income per share — basic	$1.74	$1.22	$4.09	$2.67
Net income per share — diluted	$1.73	$1.20	$4.06	$2.64

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s potentially dilutive securities include outstanding unvested stock options, performance-based restricted stock, restricted stock and restricted stock units. Shares underlying unvested restricted stock that vest based on a performance condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive stock options excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Performance-based restricted stock	90	84	90	84
Anti-dilutive stock options	—	83	48	83

Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, directors, and employees of the Company are accounted for using a fair value based method where the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations as they are earned.

For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date, and is recognized on a straight-line basis over the vesting periods of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on a performance condition, stock-based compensation expense is recognized based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards.
Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$2,560	$1,597	$4,618	$3,028
Selling and marketing (excluding customer base amortization)	1,765	1,838	3,404	3,673
Software development	2,339	1,937	4,395	3,666
General and administrative	7,152	5,856	13,428	11,273
Total stock-based compensation expense	$13,816	$11,228	$25,845	$21,640

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, later codified as Accounting Standards Codification ("ASC") 842 ("ASC 842"), using the modified retrospective method. For periods presented prior to the adoption date, the Company continues to follow its previous policy under ASC 840, Leases. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission for further details of the Company’s policy prior to adoption of ASC 842.

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

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, the Company has elected the practical expedient not to separate non-lease components from lease components for all classes of underlying assets. Consideration considered part of the lease payments used to measure ROU assets and lease liabilities generally includes fixed payments and variable payments based on either an index or a rate. The ROU asset also includes any lease prepayments, offset by lease incentives. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles as the Company. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

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

Business Combinations

The Company allocates the purchase consideration related to business combinations to the identifiable tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The purchase consideration is determined based on the fair value of the assets transferred, liabilities incurred and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names and other intangible assets, useful lives, royalty rates and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (subsequent to adoption of ASU 2018-13, Fair Value Measurement). The ASU was issued to eliminate certain disclosure requirements for fair value measurements, and add and modify other disclosure requirements, as part of its disclosure framework project, including additional requirements for public companies to disclose certain information about the significant unobservable inputs for Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended June 30,
	2019			2018
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$145,910	$6,915	$152,825	$127,289	$6,523	$133,812
Information services	18,659	2,118	20,777	13,474	2,207	15,681
Online marketplaces
Multifamily	120,488	—	120,488	104,793	—	104,793
Commercial property and land	49,505	165	49,670	42,732	—	42,732
Total revenues	$334,562	$9,198	$343,760	$288,288	$8,730	$297,018

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30,
	2019			2018
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$286,883	$13,643	$300,526	$251,176	$12,997	$264,173
Information services	35,250	4,377	39,627	26,234	4,656	30,890
Online marketplaces
Multifamily	234,756	—	234,756	192,476	—	192,476
Commercial property and land	96,910	366	97,276	83,197	—	83,197
Total revenues	$653,799	$18,386	$672,185	$553,083	$17,653	$570,736

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2018	$51,459
Revenue recognized in the current period from the amounts in the beginning balance	(40,796)
New deferrals, net of amounts recognized in the current period	51,429
Effects of foreign currency	(21)
Balance at June 30, 2019(1)	$62,071
__________________________

(1) Deferred revenue is comprised of $58 million of current liabilities and $4 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2019.

Contract Assets

The Company had contract assets of $3 million and $2 million as of June 30, 2019 and December 31, 2018, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commissions incurred	$23,844	$17,794	$42,395	$41,389
Commissions capitalized in the current period	(19,668)	(13,282)	(33,397)	(29,545)
Amortization of deferred commissions costs	13,143	12,269	25,550	24,275
Total commissions expense	$17,319	$16,781	$34,548	$36,119

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $212 million at June 30, 2019, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	ACQUISITIONS

ForRent

On February 21, 2018 (the "Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of DE Holdings, Inc., including its ForRent division ("ForRent"), a wholly owned subsidiary of Dominion Enterprises ("Seller"), for a purchase price of approximately $376 million. The purchase price was comprised of approximately $340 million in cash and 103,280 shares of Company common stock, valued at approximately $36 million. ForRent's primary service is digital advertising provided through a network of four multifamily websites. The acquisition has yielded increased revenue, significant cost synergies and an improved competitive position in the industry. The Company applied the acquisition method to account for the ForRent transaction, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date.

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

The net assets of ForRent were recorded at their estimated fair values. In valuing acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. Measurement period adjustments related to the determination of working capital as of the Acquisition Date and recognized in 2018 were not material.

The acquired customer base for the acquisition is composed of acquired customer contracts and the related customer relationships, and has a weighted-average estimated useful life of ten years. The acquired technology has an estimated useful life of three years. The acquired trade name has a weighted average estimated useful life of ten years. The acquired building photography had an estimated useful life of one year. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized but is subject to an annual impairment test. The $267 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. $8 million of goodwill that was recognized is expected to be deductible for income tax purposes in future periods.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As part of the ForRent acquisition, the Company incurred $3 million of transaction costs during the six months ended June 30, 2018. Additionally, the Company paid $12 million cash into a cash escrow account for retention compensation for certain ForRent employees, payable if they remained employed by the Company for a defined six-month period following the acquisition or were earlier terminated without cause or resigned for good reason. In the event funds remained in the escrow account after the employees were compensated and the defined six-month period ended, those funds were to be remitted to the Seller. The Company expensed all of the retention compensation as the services were performed in the post-combination period in 2018.

Other Acquisitions

On October 12, 2018, the Company acquired Realla Ltd. ("Realla"), the operator of a commercial property listings and data management platform in the U.K., for £12 million ($15 million). The purchase agreement required an initial payment of £10 million ($13 million), net of cash acquired, at the time of closing, with the remainder of the purchase price payable one year following the acquisition date, subject to offset for claims under the purchase agreement. In connection with the acquisition, the Company recorded goodwill and intangible assets of £8 million ($10 million) and £4 million ($5 million), respectively. The net assets of Realla were recorded at their estimated fair value. The estimated fair values are preliminary, subject to the Company's assessment of certain tax matters. Measurement period adjustments recognized in 2019 were not material.

On November 8, 2018, the Company acquired Cozy Services, Ltd. ("Cozy"), a provider of online rental solutions that provides a broad spectrum of services to both landlords and tenants, for $65 million, net of cash acquired. As part of the acquisition, the Company recorded goodwill and intangible assets of $52 million and $11 million, respectively. The net assets of Cozy were recorded at their estimated fair value. The estimated fair values are preliminary, subject to the Company's assessment of certain tax matters. Measurement period adjustments recognized in 2019 were not material.

On June 12, 2019, the Company acquired Off Campus Partners, LLC ("OCP"), a provider of student housing marketplace content and technology to U.S. universities for $16 million. The purchase agreement required an initial payment of $14 million, net of cash acquired, at the time of closing, with the remainder of the purchase price payable one year following the acquisition date, subject to offset for indemnification claims or adjustments to the purchase price after final determination of closing net working capital. As part of the acquisition, the Company recorded goodwill and intangibles assets of $8 million and $9 million, respectively. The net assets of OCP were recorded at their estimated fair value. The estimated fair values are preliminary, subject to the final determination of working capital and completion of the Company's assessment of certain tax matters.

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

The unaudited pro forma financial information for the six months ended June 30, 2018 combine the historical results of the Company and ForRent and the effects of the pro forma adjustments listed above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The unaudited pro forma financial information was as follows (in thousands, except per share data):

Six Months Ended June 30, 2018
Revenue	$584,488
Net income	$103,831
Net income per share - basic	$2.88
Net income per share - diluted	$2.85

Revenue and net loss attributable to ForRent from February 21, 2018 through June 30, 2018 were $30 million and $21 million, respectively. The net loss was primarily due to personnel costs, including retention compensation, and the amortization of intangible assets upon acquisition.

5.	INVESTMENTS

The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities ("ARS"), classified as available-for-sale and carried at fair value.

Scheduled maturities of investments classified as available-for-sale as of June 30, 2019 are as follows (in thousands):

Maturity	Fair Value
Due:
July 1, 2019 — June 30, 2020	$—
July 1, 2020 — June 30, 2024	—
July 1, 2024 — June 30, 2029	—
After June 30, 2029	10,070
Available-for-sale investments	$10,070

The Company had no realized gains or losses on its investments for each of the three and six months ended June 30, 2019 and 2018, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

As of June 30, 2019, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of June 30, 2019 and December 31, 2018 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018. See Note 6 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$10,070	$(730)	$10,070	$(730)
Investments in an unrealized loss position	$10,070	$(730)	$10,070	$(730)

The Company did not have any investments in an unrealized loss position for less than twelve months as of June 30, 2019 and December 31, 2018.

6.	FAIR VALUE

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

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$637,570	$—	$—	$637,570
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$637,570	$—	$10,070	$647,640

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2017 to June 30, 2019 (in thousands):

Auction Rate Securities
Balance at December 31, 2017	$10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Balance at December 31, 2018	10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Balance at June 30, 2019	$10,070

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of June 30, 2019, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments on the Company’s condensed consolidated balance sheet as of June 30, 2019. See Note 5 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2019. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow models as of June 30, 2019 and December 31, 2018 was approximately 6%. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of June 30, 2019, the Company determined there was no decline in the fair value of its ARS investments. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company may be required to record unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2019	2018	2019	2018

Cost of revenues	$3,152	$2,925	$6,390	$5,895
Software development	1,027	920	1,979	1,625
Selling and marketing (excluding customer base amortization)	2,179	2,662	4,370	4,938
General and administrative	950	860	1,242	2,035
Total operating lease costs	$7,308	$7,367	$13,981	$14,493

The impact of lease costs related to finance leases and short-term leases was not material for the three and six months ended June 30, 2019.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	June 30, 2019
Long-term lease liabilities	Lease and other long-term liabilities	$116,494

Weighted average remaining lease term in years		5.4
Weighted average discount rate		4.2%

Balance sheet information related to finance leases was not material as of June 30, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$15,849

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,585

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Maturities of operating lease liabilities at June 30, 2019 were as follows (in thousands):

July 1, 2019 - June 30, 2020	$32,567
July 1, 2020 - June 30, 2021	31,041
July 1, 2021 - June 30, 2022	27,700
July 1, 2022 - June 30, 2023	26,683
July 1, 2023 - June 30, 2024	24,378
Thereafter	18,574
Total lease payments	160,943
Less imputed interest	(17,352)
Present value of lease liabilities	$143,591

Future minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$30,485
2020	29,255
2021	27,421
2022	25,634
2023	24,515
Thereafter	31,768
Total future minimum lease payments	$169,078

8.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2017	$1,253,494	$29,963	$1,283,457
Acquisitions	319,594	10,344	329,938
Effect of foreign currency translation	—	(1,860)	(1,860)
Goodwill, December 31, 2018	1,573,088	38,447	1,611,535
Acquisitions, including measurement period adjustments	6,449	—	6,449
Effect of foreign currency translation	—	(131)	(131)
Goodwill, June 30, 2019	$1,579,537	$38,316	$1,617,853

The Company recorded goodwill of approximately $267 million in connection with the February 21, 2018 acquisition of ForRent, a digital advertising service provided through a network of four multifamily websites. The Company recorded goodwill of approximately $10 million in connection with the October 12, 2018 acquisition of Realla, the operator of a commercial property listings and data management platform in the U.K., including a free-to-list search engine for commercial property listings. The Company recorded goodwill of approximately $53 million in connection with the November 8, 2018 acquisition of Cozy, a provider of online rental solutions that provides a broad spectrum of services to both landlords and tenants, including property listings, rent estimates, rental applications, tenant screening, online rent payments and expense tracking. Subsequent measurement period adjustments recorded during the six months ended June 30, 2019 resulted in a $1 million reduction to the initial amount of goodwill recognized.

The Company recorded goodwill of approximately $8 million in connection with the June 2019 acquisition of OCP, a provider of student housing marketplace content and technology to universities in the United States.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2019	December 31, 2018	Weighted- Average Amortization Period (in years)
Acquired technology	$102,104	$103,128	5
Accumulated amortization	(87,472)	(85,344)
Acquired technology, net	14,632	17,784

Acquired customer base	347,370	339,574	10
Accumulated amortization	(214,080)	(199,405)
Acquired customer base, net	133,290	140,169

Acquired trade names and other intangible assets	200,057	199,752	12
Accumulated amortization	(75,802)	(68,794)
Acquired trade names and other intangible assets, net	124,255	130,958

Intangible assets, net	$272,177	$288,911

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

Up to $20 million of the revolving credit facility is available for the issuance of letters of credit. The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of June 30, 2019 and December 31, 2018, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews through January 31, 2025.

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

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of June 30, 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company had no outstanding long-term debt at June 30, 2019 and December 31, 2018. For the three and six months ended June 30, 2019, the Company recognized interest expense of $0.7 million and $1.4 million, including amortization of debt issuance costs of $0.2 million and $0.4 million and commitment fees of $0.5 million and $1 million, on its revolving credit facility, respectively. For the three and six months ended June 30, 2018, the Company recognized interest expense of $0.7 million and $1.4 million, including amortization of debt issuance costs of $0.2 million and $0.4 million and commitment fees of $0.5 million and $1 million, on its revolving credit facility, respectively. The Company had $3 million of deferred debt issuance costs included in deposits and other assets on the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

11.    INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 21% and 4%, for the three months ended June 30, 2019 and 2018, respectively, and 16% and 5% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate was primarily due to higher income before income taxes for the three and six months ended June 30, 2019, as well as, discrete items for state research and development tax credits recognized for the three months ended June 30, 2018.

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

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EBITDA
North America	$95,001	$64,762	$210,269	$135,817
International	(1,447)	(404)	(3,564)	(1,031)
Total EBITDA	$93,554	$64,358	$206,705	$134,786

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$63,248	$43,835	$148,417	$96,066
Amortization of acquired intangible assets in cost of revenues	5,033	5,324	10,546	9,932
Amortization of acquired intangible assets in operating expenses	7,175	8,816	14,857	14,619
Depreciation and other amortization	6,546	6,444	13,010	13,016
Interest and other income	(5,913)	(2,652)	(10,858)	(5,639)
Interest and other expense	697	728	1,429	1,418
Income tax expense	16,768	1,863	29,304	5,374
EBITDA	$93,554	$64,358	$206,705	$134,786

Summarized information by operating segment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Property and equipment, net
North America	$80,575	$79,493
International	3,943	3,810
Total property and equipment, net	$84,518	$83,303

Goodwill
North America	$1,579,537	$1,573,088
International	38,316	38,447
Total goodwill	$1,617,853	$1,611,535

Assets
North America	$3,536,859	$3,253,035
International	83,739	59,922
Total assets	$3,620,598	$3,312,957

Liabilities
North America	$382,962	$272,776
International	33,565	18,239
Total liabilities	$416,527	$291,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our subscription-based services consist primarily of information, analytics and online marketplace services offered over the internet to commercial real estate industry and related professionals. Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results, as applicable. Our subscription clients generally pay contract fees in advance on a monthly basis, but in some cases may pay us in advance on a quarterly or annual basis.

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

Information services. We provide real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings, as well as, portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Over the past year, CoStar Real Estate Manager has achieved significantly increased growth rates as new clients adopted, and existing clients expanded their use of, CoStar Real Estate Manager to manage compliance with new lease accounting and reporting requirements.  As we move further past the adoption date of those requirements, we expect the growth rate for CoStar Real Estate Manager, which is a significant portion of our information services revenue, to decline.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com® and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On February 21, 2018, we completed the acquisition of ForRent, a division of Dominion Enterprises, including the ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com apartment marketing sites. During the remaining quarters in 2019, and consistent with the current period, we expect a lower multifamily year-over-year revenue growth rate compared to our results for prior periods due to the fact we have now passed the ForRent acquisition anniversary date, and as a result of continued integration of our service offerings and the discontinuation of certain ForRent services which were included in our 2018 results. On November 8, 2018, we acquired Cozy Services, Ltd. ("Cozy"), a leading provider of online rental solutions that provides a broad spectrum of services to both landlords and tenants, including property listings, rent estimates, rental applications, tenant screening, online rent payments and expense tracking. On June 12, 2019, we acquired Off Campus Partners, LLC ("OCP"), a provider of student housing marketplace content and technology to U.S. universities. We continue to work on integrating these recent acquisitions and the services they offer into our Apartments.com network. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.

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

As of June 30, 2019 and 2018, our annualized net bookings of subscription-based services on all contracts was approximately $59 million and $45 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the six months ended June 30, 2019 our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, as compared with 91% for the six months ended June 30, 2018, and therefore our cancellation rates for those services for those same periods were approximately 10% and 9%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expanding and improving our offerings for property managers and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We have been, and plan to continue, integrating, further developing and cross-selling our services. To generate brand awareness and site traffic for our listing sites, we utilize a multi-channel marketing campaign, including television and radio advertising, online/digital advertising, social media and out-of-home ads and search engine marketing. We expect our investment in marketing to promote our listing sites in 2019 to exceed the investment made in 2018 and to remain consistent as a percentage of revenue. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to determine the optimal level of marketing investment for our services for future periods.

Our key priorities for 2019 include:

•
Continuing to develop new, and improve existing, online rental property service offerings for the apartments industry. We plan to utilize acquired platforms, including Cozy, along with our previously developed and newly developed technologies, to create and launch a complete digital rental experience that enables renters to apply for leases, run tenant credit and background checks, generate and enter into leases, and make rent payments, all online through a single platform.

•
Continuing to develop and enhance CoStar Suite by making additional investments in analytical capabilities and developing service offerings with new capabilities focused on owners and lenders of commercial real estate. We also plan to invest in integrating the technology and infrastructure from other existing service offerings into the CoStar Suite platform, including CoStar Real Estate Manager, in order to leverage data across our platforms and provide customers with additional functionality.

•
Continuing to invest in the LoopNet marketplace by enhancing the content on the site, including high-quality imagery, seeking targeted advertisements and adding more content for premium listings, to better meet the needs of a broader cross section of the commercial real estate industry. Continuing to invest in our research and marketplace operations to support continued growth of our information and analytics offerings. In furtherance of both of these priorities, we plan to continue to generate awareness and promote usage of Listing Manager, an online tool that allows customers with CoStar or LoopNet listings to update and manage their listings directly online. LoopNet users can also monitor listing performance, access lead and prospect reports, and upgrade exposure of their listings. We expect the use of this tool to result in more updates made directly by brokers and owners entering data directly into the self-service tool, which we believe will result in significant long-term cost savings and better quality data.

•
Continuing to invest in the growth of our international business. We continue to integrate Realla with our CoStar U.K. operations, including development of a single point of data entry to allow our clients to simultaneously arrange to display their commercial real estate listings through the CoStar Suite service offering and to also make them visible to prospective tenants and investors through Realla’s marketing portal.

We intend to continue to assess the need for additional investments in our business, in addition to the investments discussed above, in order to develop and distribute new services and functionality within our current platform or expand the reach of or improve our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2019 and 2018, we assumed a 25% tax rate which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$63,248	$43,835	$148,417	$96,066
Amortization of acquired intangible assets in cost of revenues	5,033	5,324	10,546	9,932
Amortization of acquired intangible assets in operating expenses	7,175	8,816	14,857	14,619
Depreciation and other amortization	6,546	6,444	13,010	13,016
Interest and other income	(5,913)	(2,652)	(10,858)	(5,639)
Interest and other expense	697	728	1,429	1,418
Income tax expense	16,768	1,863	29,304	5,374
EBITDA	$93,554	$64,358	$206,705	$134,786

Net cash flows provided by (used in)
Operating activities	$85,073	$46,332	$233,567	$119,317
Investing activities	(18,679)	(7,234)	(28,108)	(355,925)
Financing activities	(1,035)	(3,404)	(7,653)	(8,180)

Comparison of Three Months Ended June 30, 2019 and Three Months Ended June 30, 2018

The following table provides a comparison of our selected consolidated results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$152,825	$133,812	$19,013	14%
Information services	20,777	15,681	5,096	32
Multifamily	120,488	104,793	15,695	15
Commercial property and land	49,670	42,732	6,938	16
Total revenues	343,760	297,018	46,742	16
Cost of revenues	71,918	67,136	4,782	7
Gross profit	271,842	229,882	41,960	18
Operating expenses:
Selling and marketing (excluding customer base amortization)	119,075	112,965	6,110	5
Software development	28,455	26,271	2,184	8
General and administrative	42,337	38,056	4,281	11
Customer base amortization	7,175	8,816	(1,641)	(19)
Total operating expenses	197,042	186,108	10,934	6
Income from operations	74,800	43,774	31,026	71
Interest and other income	5,913	2,652	3,261	123
Interest and other expense	(697)	(728)	(31)	4
Income before income taxes	80,016	45,698	34,318	75
Income tax expense	16,768	1,863	14,905	NM
Net income	$63,248	$43,835	$19,413	44
__________________________
NM - Not meaningful

Revenues. Revenues increased to $344 million for the three months ended June 30, 2019, from $297 million for the three months ended June 30, 2018. The $47 million increase was primarily attributable to a 14% year-over-year increase in CoStar Suite revenues of approximately $19 million, due to continued organic growth and stronger pricing. Multifamily revenue increased $16 million, or 15%, due to continued organic growth from stronger pricing, and increased volume driven by recent investments in marketing, as well as growth from the acquisition of Cozy. Commercial property and land revenue increased $7 million, or 16%, primarily due to growth in our LoopNet online marketplace services of $5 million, as well as, growth in our land and business for sale services of $2 million. Information Services revenue increased $5 million, or 32%, primarily due to increased revenue from our CoStar Real Estate Manager offering, partially offset by lower sales on other information services offerings.

Gross Profit. Gross profit increased to $272 million for the three months ended June 30, 2019, from $230 million for the three months ended June 30, 2018. The gross profit percentage was 79% for the three months ended June 30, 2019 compared to 77% for the three months ended June 30, 2018. Investment in research to further support our products and services led to an increase in costs of revenues of $5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to additional data and content costs related to Cozy, personnel costs, merchant fees and severance related to the consolidation of our research operations, of $1 million each.

Selling and Marketing Expenses. Selling and marketing expenses increased to $119 million for the three months ended June 30, 2019, from $113 million for the three months ended June 30, 2018. The $6 million increase was primarily attributable to an increase of $13 million in marketing spend, including $6 million in spending on events and conferences, partially offset by an $8 million decrease in personnel costs primarily due to higher severance costs incurred in 2018 related to the acquisition of ForRent.

Software Development Expenses. Software development expenses increased to $28 million for the three months ended June 30, 2019, from $26 million for the three months ended June 30, 2018, and decreased as a percentage of revenues to 8% for the three months ended June 30, 2019 from 9% for the three months ended June 30, 2018. The increase in the amount of software development expense was primarily due to a $2 million increase in personnel costs as a result of increased headcount.

General and Administrative Expenses. General and administrative expenses increased to $42 million for the three months ended June 30, 2019, from $38 million for the three months ended June 30, 2018, and decreased as a percentage of revenues to 12% for the three months ended June 30, 2019 from 13% for the three months ended June 30, 2018. The increase in general and administrative expenses was due to an increase in bad debt expense of $2 million, as well as, additional software licensing and personnel costs, of $1 million each.

Customer Base Amortization Expense. Customer base amortization expense decreased to $7 million for the three months ended June 30, 2019, from $9 million for the three months ended June 30, 2018, and decreased as a percentage of revenues to 2% for the three months ended June 30, 2019 from 3% for the three months ended June 30, 2018. The decrease in the amount of amortization expense was primarily due to the accelerated amortization of ForRent customer base assets acquired in 2018.

Interest and Other Income. Interest and other income increased to $6 million for the three months ended June 30, 2019, from $3 million for the three months ended June 30, 2018. The increase was primarily due to higher average cash and cash equivalent balances, as well as, higher returns during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Interest and Other Expense. Interest and other expense remained consistent for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and primarily consists of commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense increased to $17 million for the three months ended June 30, 2019, from $2 million for the three months ended June 30, 2018. The increase was primarily due to higher income before income taxes for the three months ended June 30, 2019, as well as, discrete items for state research and development tax credits recognized for the three months ended June 30, 2018.

Comparison of Business Segment Results for Three Months Ended June 30, 2019 and Three Months Ended June 30, 2018

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

Segment Revenues. North America revenues increased to $335 million for the three months ended June 30, 2019, from $288 million for the three months ended June 30, 2018. The increase in North America revenues was primarily due to increased CoStar Suite and multifamily revenues. International revenues remained consistent at $9 million for the three months ended June 30, 2019 and 2018, respectively.

Segment EBITDA. North America EBITDA increased to $95 million for the three months ended June 30, 2019, from $65 million for the three months ended June 30, 2018. The increase in North America EBITDA was primarily due to an increase in revenues, partially offset by an increase in marketing costs. International EBITDA decreased to a loss of $1 million for the three months ended June 30, 2019 compared to a loss of $0.4 million for the three months ended June 30, 2018. The decrease in International EBITDA was primarily due to higher marketing and occupancy costs.

Comparison of Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018

The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$300,526	$264,173	$36,353	14%
Information services	39,627	30,890	8,737	28
Multifamily	234,756	192,476	42,280	22
Commercial property and land	97,276	83,197	14,079	17
Total revenues	672,185	570,736	101,449	18
Cost of revenues	143,071	129,613	13,458	10
Gross profit	529,114	441,123	87,991	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	207,169	201,455	5,714	3
Software development	56,383	49,184	7,199	15
General and administrative	82,413	78,646	3,767	5
Customer base amortization	14,857	14,619	238	2
Total operating expenses	360,822	343,904	16,918	5
Income from operations	168,292	97,219	71,073	73
Interest and other income	10,858	5,639	5,219	93
Interest and other expense	(1,429)	(1,418)	11	(1)
Income before income taxes	177,721	101,440	76,281	75
Income tax expense	29,304	5,374	23,930	NM
Net income	$148,417	$96,066	$52,351	54
__________________________
NM - Not meaningful

Revenues. Revenues increased to $672 million for the six months ended June 30, 2019, from $571 million for the six months ended June 30, 2018. The $101 million increase was primarily attributable to a 22% year-over-year increase in multifamily revenues of approximately $42 million, driven by the inclusion of the operations of ForRent for the full six months ended June 30, 2019, continued organic growth from stronger pricing, increased volume driven by recent investments in marketing, as well as growth from the acquisition of Cozy. CoStar Suite revenue increased $36 million, or 14%, due to continued organic growth, stronger pricing, and cross-selling. Commercial property and land revenue increased approximately $14 million, or 17%, primarily due to growth in our LoopNet online marketplace services of $10 million, as well as, growth in our land and business for sale services of $3 million. Information Services revenue increased $9 million, or 28%, primarily due to increased revenue of $11 million from our CoStar Real Estate Manager offering, partially offset by lower sales on other information services offerings.

Gross Profit. Gross profit increased to $529 million for the six months ended June 30, 2019, from $441 million for the six months ended June 30, 2018. The gross profit percentage was 79% for the six months ended June 30, 2019 compared to 77% for the six months ended June 30, 2018. Investment in research to further support our products and services led to an increase in costs of revenues of $13 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily due to additional personnel costs and data and content costs related to Cozy, of $4 million each. There were also increases in occupancy costs, research equipment costs, merchant fees, and severance costs related to the consolidation of our research operations, of $1 million each.

Selling and Marketing Expenses. Selling and marketing expenses increased to $207 million for the six months ended June 30, 2019, from $201 million for the six months ended June 30, 2018. The $6 million increase was primarily attributable to an increase of $20 million in marketing spend, including $8 million in increased spending on events and search engine marketing. The increase was partially offset by a $13 million decrease in personnel costs primarily due to higher severance costs incurred in 2018 related to the acquisition of ForRent.

Software Development Expenses. Software development expenses increased to $56 million for the six months ended June 30, 2019, from $49 million for the six months ended June 30, 2018, and decreased as a percentage of revenues to 8% for the six months ended June 30, 2019 from 9% for the six months ended June 30, 2018. The increase in the amount of software development expense was primarily due to a $7 million increase in personnel costs as a result of increased headcount.

General and Administrative Expenses. General and administrative expenses increased to $82 million for the six months ended June 30, 2019, from $79 million for the six months ended June 30, 2018, and decreased as a percentage of revenues to 12% for the six months ended June 30, 2019 from 14% for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to increases in personnel costs of $3 million, bad debt expense of $2 million, additional software licensing of $2 million and depreciation expense of $2 million, partially offset by a $5 million decrease in professional services.

Customer Base Amortization Expense. Customer base amortization expense remained consistent for the six months ended June 30, 2019 and six months ended June 30, 2018, and decreased as a percentage of revenues to 2% from 3% for the six months ended June 30, 2019 and 2018, respectively.

Interest and Other Income. Interest and other income increased to $11 million for the six months ended June 30, 2019, from $6 million for the six months ended June 30, 2018. The increase was primarily due to higher average cash and cash equivalent balances, as well as, higher returns during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest and Other Expense. Interest and other expense remained consistent for the six months ended June 30, 2019 and the six months ended June 30, 2018, and primarily consists of commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense increased to $29 million for the six months ended June 30, 2019, from $5 million for the six months ended June 30, 2018. The increase was primarily due to higher income before income taxes for the six months ended June 30, 2019, as well as, discrete items for state research and development tax credits recognized for the six months ended June 30, 2018.

Comparison of Business Segment Results for Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018

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

Segment Revenues. North America revenues increased to $654 million for the six months ended June 30, 2019, from $553 million for the six months ended June 30, 2018. The increase in North America revenues was primarily due to increased multifamily revenues resulting from the acquisition of ForRent, as well as, organic growth of CoStar Suite. International revenues remained consistent at $18 million for the six months ended June 30, 2019 and 2018, respectively.

Segment EBITDA. North America EBITDA increased to $210 million for the six months ended June 30, 2019 from $136 million for the six months ended June 30, 2018. The increase in North America EBITDA was primarily due to an increase in revenues, partially offset by increased marketing costs. International EBITDA decreased to a loss of $4 million for the six months ended June 30, 2019 compared to a loss of $1 million for the six months ended June 30, 2018. The decrease in International EBITDA was primarily due to higher marketing and personnel costs, of $1 million each.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and the availability of funds from our revolving credit facility. Total cash and cash equivalents increased to approximately $1.3 billion as of June 30, 2019, compared to cash and cash equivalents of approximately $1.1 billion as of December 31, 2018. The increase in cash and cash equivalents for the six months ended June 30, 2019 was primarily due to net cash generated from operations of $234 million and proceeds from the exercise of employee stock options of approximately $17 million, partially offset by repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards valued at approximately $24 million, cash paid for purchases of property and equipment of $14 million and cash paid, net of cash acquired in connection with the acquisition of OCP of $14 million.

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $234 million compared to approximately $119 million for the six months ended June 30, 2018. The $115 million increase was mainly due to an increase in net income of $52 million, the timing of payments related to accrued and prepaid expenses, as well as, an increase in deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2019 was approximately $28 million compared to approximately $356 million for the six months ended June 30, 2018. The $328 million decrease in cash used in investing activities was primarily due to approximately $340 million cash paid to acquire ForRent during the six months ended June 30, 2018, partially offset by $14 million net cash paid to acquire OCP during the six months ended June 30, 2019. During the six months ended June 30, 2019, we incurred capital expenditures of approximately $14 million compared to approximately $16 million in the six months ended June 30, 2018.

Net cash used in financing activities remained consistent at approximately $8 million for the six months ended June 30, 2019 and June 30, 2018. Net cash used in financing activities included higher repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards of $2 million, offset by an increase in proceeds from the exercise of employee stock options of $2 million, during the six months ended June 30, 2019.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify and acquire acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including ForRent, Realla, Cozy and OCP, on a timely basis or at all; our ability to combine acquired businesses, successfully or in a timely and cost-efficient manner including our ability to integrate Realla with our CoStar U.K. operations; business disruption relating to integration of acquired businesses or other business initiatives; business disruption relating to acquisitions may be greater than expected; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans and operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to integrate our North America and International service offerings; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to continue to develop and maintain our research operations headquarters in Richmond, Virginia, including as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2019, revenues denominated in foreign currencies was approximately 4% of total revenue. For the three and six months ended June 30, 2019, our revenues would have decreased by approximately $1 million and $3 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2019, our revenues would have increased by approximately $1 million and $3 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2019, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $11 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2019. As of June 30, 2019, we had $1.3 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan auction rate securities ("ARS"). These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of June 30, 2019, our investments in ARS, with a cost basis of $11 million, failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 5 and 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1.9 billion of goodwill and intangible assets as of June 30, 2019. As of June 30, 2019, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

During 2019, we continue to implement a new financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2019. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2019	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	366		$481.72	—	—
May 1 through May 31	10,404		514.16	—	—
June 1 through June 30	36		554.06	—	—
Total	10,806	(1)	$513.19	—	—

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 24, 2019	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)