Form 10-Q
period 2019-09-30
COSTAR GROUP, INC.
filed 2019-10-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 18, 2019, there were 36,634,976 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$352,808	$305,525	$1,024,993	$876,261
Cost of revenues	71,172	72,072	214,243	201,685
Gross profit	281,636	233,453	810,750	674,576

Operating expenses:
Selling and marketing (excluding customer base amortization)	101,582	89,251	308,751	290,706
Software development	32,639	26,173	89,022	75,357
General and administrative	45,530	39,012	127,943	117,658
Customer base amortization	7,616	8,329	22,473	22,948
	187,367	162,765	548,189	506,669
Income from operations	94,269	70,688	262,561	167,907
Interest and other income	5,358	3,035	16,216	8,674
Interest and other expense	(704)	(717)	(2,133)	(2,135)
Income before income taxes	98,923	73,006	276,644	174,446
Income tax expense	20,304	14,247	49,608	19,621
Net income	$78,619	$58,759	$227,036	$154,825

Net income per share - basic	$2.16	$1.63	$6.26	$4.30
Net income per share - diluted	$2.15	$1.61	$6.20	$4.25

Weighted-average outstanding shares - basic	36,333	36,129	36,293	36,032
Weighted-average outstanding shares - diluted	36,652	36,518	36,615	36,439

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$78,619	$58,759	$227,036	$154,825
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(2,161)	(361)	(2,548)	(1,469)
Total other comprehensive loss	(2,161)	(361)	(2,548)	(1,469)
Total comprehensive income	$76,458	$58,398	$224,488	$153,356

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,389,619	$1,100,416
Accounts receivable, less allowance of $4,858 and $5,709 as of September 30, 2019 and December 31, 2018, respectively	91,325	89,192
Prepaid expenses and other current assets	23,778	23,690
Total current assets	1,504,722	1,213,298

Long-term investments	10,070	10,070
Deferred income taxes, net	4,426	7,469
Property and equipment, net	107,989	83,303
Lease right-of-use assets	105,516	—
Goodwill	1,616,538	1,611,535
Intangible assets, net	259,444	288,911
Deferred commission costs, net	85,623	76,031
Deposits and other assets	6,155	7,432
Income tax receivable	14,908	14,908
Total assets	$3,715,391	$3,312,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,082	$6,327
Accrued wages and commissions	51,557	45,588
Accrued expenses	41,816	29,821
Deferred gain on the sale of building	—	2,523
Income taxes payable	9,116	14,288
Deferred rent	—	4,153
Lease liabilities	27,137	—
Deferred revenue	60,328	51,459
Total current liabilities	198,036	154,159

Deferred gain on the sale of building	—	13,669
Deferred rent	—	31,944
Deferred income taxes, net	83,120	69,857
Income taxes payable	17,172	17,386
Lease and other long-term liabilities	117,897	4,000
Total liabilities	416,225	291,015

Total stockholders’ equity	3,299,166	3,021,942
Total liabilities and stockholders’ equity	$3,715,391	$3,312,957
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	36,446	$364	$2,419,812	$(11,688)	$613,454	$3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	36,446	$364	$2,419,812	$(11,688)	$625,511	$3,033,999
Net income	—	—	—	—	85,169	85,169
Other comprehensive income	—	—	—	380	—	380
Exercise of stock options	79	1	10,637	—	—	10,638
Restricted stock grants	132	1	(1)	—	—	—
Restricted stock grants surrendered	(43)	—	(18,679)	—	—	(18,679)
Stock-based compensation expense	—	—	12,034	—	—	12,034
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	4	—	1,582	—	—	1,582
Balance at March 31, 2019	36,618	$366	$2,428,876	$(11,308)	$710,680	$3,128,614
Net income	—	—	—	—	63,248	63,248
Other comprehensive loss	—	—	—	(767)	—	(767)
Exercise of stock options	15	—	3,001	—	—	3,001
Restricted stock grants	4	—	—	—	—	—
Restricted stock grants surrendered	(17)	—	(5,546)	—	—	(5,546)
Stock-based compensation expense	—	—	13,706	—	—	13,706
Employee stock purchase plan	4	—	1,815	—	—	1,815
Balance at June 30, 2019	36,624	$366	$2,441,852	$(12,075)	$773,928	$3,204,071
Net income	—	—	—	—	78,619	78,619
Other comprehensive loss	—	—	—	(2,161)	—	(2,161)
Exercise of stock options	20	—	4,697	—	—	4,697
Restricted stock grants	8	—	—	—	—	—
Restricted stock grants surrendered	(5)	—	(815)	—	—	(815)
Stock-based compensation expense	—	—	13,002	—	—	13,002
Employee stock purchase plan	3	—	1,753	—	—	1,753
Balance at September 30, 2019	36,650	$366	$2,460,489	$(14,236)	$852,547	$3,299,166

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	$361	$2,339,253	$(9,020)	$375,120	$2,705,714
Net income	—	—	—	—	52,231	52,231
Other comprehensive income	—	—	—	951	—	951
Exercise of stock options	111	1	9,327	—	—	9,328
Restricted stock grants	114	1	(1)	—	—	—
Restricted stock grants surrendered	(47)	—	(15,392)	—	—	(15,392)
Stock-based compensation expense	—	—	10,335	—	—	10,335
Employee stock purchase plan	4	—	1,431	—	—	1,431
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at March 31, 2018	36,392	$364	$2,381,318	$(8,069)	$427,351	$2,800,964
Net income	—	—	—	—	43,835	43,835
Other comprehensive loss	—	—	—	(2,059)	—	(2,059)
Exercise of stock options	12	—	2,261	—	—	2,261
Restricted stock grants	12	—	—	—	—	—
Restricted stock grants surrendered	(29)	—	(7,002)	—	—	(7,002)
Stock-based compensation expense	—	—	11,135	—	—	11,135
Employee stock purchase plan	4	—	1,484	—	—	1,484
Balance at June 30, 2018	36,391	$364	$2,389,196	$(10,128)	$471,186	$2,850,618
Net income	—	—	—	—	58,759	58,759
Other comprehensive loss	—	—	—	(361)	—	(361)
Exercise of stock options	53	1	10,366	—	—	10,366
Restricted stock grants	12	—	—	—	—	—
Restricted stock grants surrendered	(33)	(1)	(1,271)	—	—	(1,271)
Stock-based compensation expense	—	—	8,883	—	—	8,883
Employee stock purchase plan	3	—	1,320	—	—	1,320
Balance at September 30, 2018	36,426	$364	$2,408,494	$(10,489)	$529,945	$2,928,314

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$227,036	$154,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,235	58,000
Amortization of deferred commissions costs	39,189	36,242
Amortization of debt issuance costs	657	657
Stock-based compensation expense	38,984	30,593
Deferred income taxes, net	13,288	7,644
Bad debt expense	7,458	4,519
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,797)	(19,038)
Prepaid expenses and other current assets	(754)	(2,952)
Deferred commissions	(48,791)	(41,421)
Lease right-of-use and other assets	16,326	(1,396)
Accounts payable and other liabilities	(4,339)	(13,443)
Deferred revenue	12,525	6,454
Net cash provided by operating activities	350,017	220,684

Investing activities:
Purchases of property and equipment and other assets	(44,162)	(21,801)
Cash paid for acquisitions, net of cash acquired	(13,721)	(340,074)
Net cash used in investing activities	(57,883)	(361,875)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(25,040)	(23,666)
Proceeds from exercise of stock options and employee stock purchase plan	22,970	25,768
Other financing activities	(123)	—
Net cash (used in) provided by financing activities	(2,193)	2,102

Effect of foreign currency exchange rates on cash and cash equivalents	(738)	(588)
Net increase (decrease) in cash and cash equivalents	289,203	(139,677)
Cash and cash equivalents at the beginning of period	1,100,416	1,211,463
Cash and cash equivalents at the end of period	$1,389,619	$1,071,786

Supplemental cash flow disclosures:
Interest paid	$1,500	$999
Income taxes paid	$41,699	$25,544

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$—	$36,366
Consideration owed for acquisitions	$1,650	$—
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2019 and December 31, 2018, the results of its operations for the three and nine months ended September 30, 2019 and 2018, its comprehensive income for the three and nine months ended September 30, 2019 and 2018, its changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, the useful lives and recoverability of long-lived and intangible assets, and goodwill; income taxes, the fair value of auction rate securities, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $44 million and $38 million for the three months ended September 30, 2019 and 2018, respectively, and $130 million and $108 million for the nine months ended September 30, 2019 and 2018, respectively.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in interest and other income (expense) in the condensed consolidated statements of operations using the average exchange rates in effect during the period. There were no material gains or losses from these transactions for the three and nine months ended September 30, 2019 and 2018.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2019	December 31, 2018
Foreign currency translation adjustment	$(13,506)	$(10,958)
Net unrealized loss on investments, net of tax	(730)	(730)
Total accumulated other comprehensive loss	$(14,236)	$(11,688)

There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2019	2018	2019	2018

Net income	$78,619	$58,759	$227,036	$154,825
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	36,333	36,129	36,293	36,032
Effect of dilutive securities:
Stock options and restricted stock awards	319	389	322	407
Denominator for diluted net income per share — weighted-average outstanding shares	36,652	36,518	36,615	36,439

Net income per share — basic	$2.16	$1.63	$6.26	$4.30
Net income per share — diluted	$2.15	$1.61	$6.20	$4.25

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s potentially dilutive securities include outstanding stock options and unvested performance-based restricted stock, restricted stock and restricted stock units. Shares underlying unvested restricted stock that vest based on performance conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive stock options excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Performance-based restricted stock	60	76	90	76
Anti-dilutive stock options	—	39	48	76

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
Stock-based compensation expense for stock options and restricted stock issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$2,281	$1,382	$6,899	$4,410
Selling and marketing (excluding customer base amortization)	1,646	1,632	5,049	5,305
Software development	2,243	1,824	6,638	5,490
General and administrative	6,969	4,115	20,398	15,388
Total stock-based compensation expense	$13,139	$8,953	$38,984	$30,593

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

Long-Lived Assets, Intangible Assets and Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, determine their estimated fair value.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill, provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company's provision for income taxes in its condensed consolidated statements of operations and comprehensive income and could have a material impact on its results of operations and financial position.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of the adoption of the standard, the Company recognized ROU assets of $116 million, including prepaid rent and deferred rent that was reclassified and recognized as of the adoption date as a component of the ROU assets, as well as lease liabilities of $150 million, on its condensed consolidated balance sheet. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office leases. The Company also recognized a cumulative-effect adjustment to beginning retained earnings of $12 million, net of tax, as of January 1, 2019, to recognize the remaining deferred gain on the sale-leaseback of the Company's corporate headquarters building, pursuant to the guidance in ASC 842.

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

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2019			2018
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$149,187	$6,826	$156,013	$132,700	$6,384	$139,084
Information services	17,382	2,089	19,471	15,310	2,225	17,535
Online marketplaces
Multifamily	125,707	—	125,707	104,778	—	104,778
Commercial property and land	51,508	109	51,617	44,128	—	44,128
Total revenues	$343,784	$9,024	$352,808	$296,916	$8,609	$305,525

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30,
	2019			2018
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$436,070	$20,469	$456,539	$383,876	$19,381	$403,257
Information services	52,632	6,466	59,098	41,544	6,881	48,425
Online marketplaces
Multifamily	360,463	—	360,463	297,254	—	297,254
Commercial property and land	148,418	475	148,893	127,325	—	127,325
Total revenues	$997,583	$27,410	$1,024,993	$849,999	$26,262	$876,261

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2018	$51,459
Revenue recognized in the current period from the amounts in the beginning balance	(46,699)
New deferrals, net of amounts recognized in the current period	59,224
Effects of foreign currency	(237)
Balance at September 30, 2019(1)	$63,747
__________________________

(1) Deferred revenue is comprised of $60 million of current liabilities and $4 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2019.

Contract Assets

The Company had contract assets of $3 million and $2 million as of September 30, 2019 and December 31, 2018, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commissions incurred	$20,371	$15,311	$62,766	$56,700
Commissions capitalized in the current period	(15,394)	(11,876)	(48,791)	(41,421)
Amortization of deferred commissions costs	13,639	11,967	39,189	36,242
Total commissions expense	$18,616	$15,402	$53,164	$51,521

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $213 million at September 30, 2019, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	ACQUISITIONS

STR, Inc. and STR Global Ltd.

On September 30, 2019, the Company entered into a securities purchase agreement to acquire all of the issued and outstanding equity interests of STR, Inc. and STR Global, Ltd. (together with STR, Inc., referred to as "STR"), for $450 million in cash, subject to certain adjustments per the definitive agreements. STR is a global leader in benchmarking and analytics for the hospitality industry. The combination of STR's and CoStar's offerings is expected to allow for the creation of valuable new and improved tools for industry participants. The transaction closed on October 22, 2019. The Company is in the process of accounting for the acquisition, including identifying the assets and liabilities assumed as part of the transaction.

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

The acquired customer base for the acquisition is composed of acquired customer contracts and the related customer relationships, and has a weighted-average estimated useful life of ten years. The acquired technology has an estimated useful life of three years. The acquired trade name has a weighted-average estimated useful life of ten years. The acquired building photography had an estimated useful life of one year. Amortization of the acquired customer base is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of the acquired technology, acquired building photography and acquired trade names and other intangible assets is recognized on a straight-line basis over their respective estimated useful lives. Goodwill recorded in connection with this acquisition is not amortized but is subject to an annual impairment test. The $267 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. $8 million of goodwill that was recognized is expected to be deductible for income tax purposes in future periods.

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

Upon acquisition, the Company assessed the (i) probability of a contingent sales tax liability and (ii) a state uncertain income tax position liability due to apportionment factors, and recorded accruals of $6 million and $2 million, respectively. The Company could not determine the fair value for the pre-acquisition state sales tax liability and therefore estimated a liability in accordance with ASC 450, Contingencies, using a state-by-state assessment. The uncertain income tax position was determined in accordance with the provisions of ASC 740, Income Tax, and was recorded as part of the purchase price allocation. The Seller has provided an indemnity for tax liabilities related to periods prior to the acquisition. The Seller's indemnification obligation for sales taxes in the state of Texas is limited to approximately $2 million. The total indemnification asset established as of the Acquisition Date was $5 million. $0.6 million and $0.9 million of the uncertain income tax position liability and related indemnification asset recognized as of the Acquisition Date was reversed during the three months ended September 30, 2019 and 2018, respectively, upon expiration of the statute of limitations applicable to the uncertain income tax position.

As part of the ForRent acquisition, the Company incurred $3 million of transaction costs during the nine months ended September 30, 2018. Additionally, the Company paid $12 million cash into a cash escrow account for retention compensation for certain ForRent employees, payable if they remained employed by the Company for a defined six-month period following the acquisition or were earlier terminated without cause or resigned for good reason. In the event funds remained in the escrow account after the employees were compensated and the defined six-month period ended, those funds were to be remitted to the Seller. The Company expensed all of the retention compensation as the services were performed in the post-combination period in 2018.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The unaudited pro forma financial information for the nine months ended September 30, 2018 combine the historical results of the Company and ForRent and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information was as follows (in thousands, except per share data):

Nine Months Ended September 30, 2018
Revenue	$890,013
Net income	$166,553
Net income per share - basic	$4.62
Net income per share - diluted	$4.57

Revenue attributable to ForRent from February 21, 2018 through September 30, 2018 was $50 million. Subsequent to the acquisition, the Company implemented an integration plan which included transitioning ForRent customers to arrangements in which the customer is able to advertise across the Company’s network of multifamily listing sites, including the legacy ForRent sites, for a single price. These arrangements do not specify revenues by site; however, all increases and decreases in combined revenue were allocated to ForRent for purposes of this pro forma financial information. This amount represents an estimate of ForRent revenue and is not necessarily indicative of how ForRent would have performed on a stand-alone basis.  The Company began integrating the sales force and operations of ForRent after the closing of the acquisition in an effort to create operating synergies. As a result of these integration activities, it is impracticable to disclose revenue and earnings from ForRent from the Acquisition Date through September 30, 2018.

5.	INVESTMENTS

The Company's investments consist of long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities ("ARS"), classified as available-for-sale and carried at fair value.

Scheduled maturities of investments classified as available-for-sale as of September 30, 2019 are as follows (in thousands):

Maturity	Fair Value
Due:
October 1, 2019 — September 30, 2020	$—
October 1, 2020 — September 30, 2024	—
October 1, 2024 — September 30, 2029	—
After September 30, 2029	10,070
Available-for-sale investments	$10,070

The Company had no realized gains or losses on its investments for each of the three and nine months ended September 30, 2019 and 2018, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

Changes in unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

As of September 30, 2019, the amortized cost basis and fair value of investments classified as available-for-sale were as follows (in thousands):

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

The unrealized losses on the Company’s investments as of September 30, 2019 and December 31, 2018 were generated primarily from changes in interest rates and ARS that failed to settle at auction, due to adverse conditions in the global credit markets. The losses are considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company does not intend to sell these instruments and it is not more likely than not that the Company will be required to sell these instruments prior to anticipated recovery, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018. See Note 6 for further discussion of the fair value of the Company’s financial assets.

The components of the Company’s investments in an unrealized loss position for twelve months or longer were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Auction rate securities	$10,070	$(730)	$10,070	$(730)
Investments in an unrealized loss position	$10,070	$(730)	$10,070	$(730)

The Company did not have any investments in an unrealized loss position for less than twelve months as of September 30, 2019 and December 31, 2018.

6.	FAIR VALUE

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$640,810	$—	$—	$640,810
Auction rate securities	—	—	10,070	10,070
Total assets measured at fair value	$640,810	$—	$10,070	$650,880

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

The following table summarizes changes in fair value of the Company’s Level 3 assets from December 31, 2017 to September 30, 2019 (in thousands):

Auction Rate Securities
Balance at December 31, 2017	$10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Balance at December 31, 2018	10,070
Decrease in unrealized loss included in accumulated other comprehensive loss	—
Balance at September 30, 2019	$10,070

ARS are variable rate debt instruments whose interest rates are reset approximately every 28 days. The underlying securities have contractual maturities greater than twenty years. The ARS are recorded at fair value.

As of September 30, 2019, the Company held ARS with $11 million par value, all of which failed to settle at auction. The majority of these investments are of high credit quality and are primarily student loan securities supported by guarantees from the FFELP of the U.S. Department of Education. The Company may not be able to liquidate and fully recover the carrying value of the ARS in the near term. As a result, these securities are classified as long-term investments on the Company’s condensed consolidated balance sheet as of September 30, 2019. See Note 5 for further discussion of the scheduled maturities of investments classified as available-for-sale.

While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently actively trading and therefore do not currently have a readily determinable market value. The estimated fair value of the ARS no longer approximates par value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2019. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, credit spreads, timing and amount of contractual cash flows, liquidity risk premiums, expected holding periods

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and default risk. The Company updates the discounted cash flow model on a quarterly basis to reflect any changes in the assumptions used in the model and settlements of ARS investments that occurred during the period.

The only significant unobservable input in the discounted cash flow model is the discount rate. The discount rate used represents the Company's estimate of the yield expected by a market participant from the ARS investments. The weighted average discount rate used in the discounted cash flow models as of September 30, 2019 and December 31, 2018 was approximately 5% and 6%, respectively. Selecting another discount rate within the range used in the discounted cash flow model would not result in a significant change to the fair value of the ARS.

Based on this assessment of fair value, as of September 30, 2019, the Company determined there was no decline in the fair value of its ARS investments. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to record unrealized losses in accumulated other comprehensive loss or an other-than-temporary impairment charge to earnings on these investments.

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2019	2018	2019	2018

Cost of revenues	$2,690	$3,088	$9,080	$8,983
Software development	1,091	857	3,070	2,482
Selling and marketing (excluding customer base amortization)	2,198	2,089	6,568	7,027
General and administrative	995	791	2,237	2,826
Total operating lease costs	$6,974	$6,825	$20,955	$21,318

The impact of lease costs related to finance leases and short-term leases was not material for the three and nine months ended September 30, 2019.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	September 30, 2019
Long-term lease liabilities	Lease and other long-term liabilities	$110,477

Weighted-average remaining lease term in years		5.2
Weighted-average discount rate		4.1%

Balance sheet information related to finance leases was not material as of September 30, 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$24,114

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,048

Maturities of operating lease liabilities at September 30, 2019 were as follows (in thousands):

October 1, 2019 - September 30, 2020	$32,345
October 1, 2020 - September 30, 2021	30,368
October 1, 2021 - September 30, 2022	27,540
October 1, 2022 - September 30, 2023	26,388
October 1, 2023 - September 30, 2024	22,968
Thereafter	13,926
Total lease payments	153,535
Less imputed interest	(15,921)
Present value of lease liabilities	$137,614

Future minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$30,485
2020	29,255
2021	27,421
2022	25,634
2023	24,515
Thereafter	31,768
Total future minimum lease payments	$169,078

8.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2017	$1,253,494	$29,963	$1,283,457
Acquisitions	319,594	10,344	329,938
Effect of foreign currency translation	—	(1,860)	(1,860)
Goodwill, December 31, 2018	1,573,088	38,447	1,611,535
Acquisitions, including measurement period adjustments	6,428	—	6,428
Effect of foreign currency translation	—	(1,425)	(1,425)
Goodwill, September 30, 2019	$1,579,516	$37,022	$1,616,538

The Company recorded goodwill of approximately $8 million in connection with the June 2019 acquisition of OCP, a provider of student housing marketplace content and technology to universities in the United States.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded goodwill of approximately $53 million in connection with the November 8, 2018 acquisition of Cozy, a provider of online rental solutions that provides a broad spectrum of services to both landlords and tenants, including property listings, rent estimates, rental applications, tenant screening, online rent payments and expense tracking. The Company recorded a measurement period adjustment during the nine months ended September 30, 2019 which resulted in a $1 million reduction to the initial amount of Cozy goodwill recognized.

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

9.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2019	December 31, 2018	Weighted- Average Amortization Period (in years)
Acquired technology	$101,892	$103,128	5
Accumulated amortization	(88,841)	(85,344)
Acquired technology, net	13,051	17,784

Acquired customer base	346,924	339,574	10
Accumulated amortization	(221,033)	(199,405)
Acquired customer base, net	125,891	140,169

Acquired trade names and other intangible assets	199,818	199,752	12
Accumulated amortization	(79,316)	(68,794)
Acquired trade names and other intangible assets, net	120,502	130,958

Intangible assets, net	$259,444	$288,911

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

Up to $20 million of the revolving credit facility is available for the issuance of letters of credit. The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of September 30, 2019 and December 31, 2018, which was required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews through January 31, 2025.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of September 30, 2019.

The Company had no outstanding long-term debt at September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $0.7 million and $2.1 million, including amortization of debt issuance costs of $0.2 million and $0.7 million and commitment fees of $0.5 million and $1.4 million, on its revolving credit facility, respectively. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $0.7 million and $2.1 million, including amortization of debt issuance costs of $0.2 million and $0.7 million and commitment fees of $0.5 million and $1.4 million, on its revolving credit facility, respectively. The Company had $3 million and $3 million of deferred debt issuance costs included in deposits and other assets on the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

11.    INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 21% and 20% for the three months ended September 30, 2019 and 2018, respectively, and 18% and 11% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2019, was primarily due to higher income before income taxes during those periods, as well as, discrete items for state research and development tax credits recognized for the nine months ended September 30, 2018.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
EBITDA
North America	$115,973	$94,088	$326,648	$229,905
International	(2,882)	(2,967)	(6,852)	(3,998)
Total EBITDA	$113,091	$91,121	$319,796	$225,907

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$78,619	$58,759	$227,036	$154,825
Amortization of acquired intangible assets in cost of revenues	4,957	5,310	15,503	15,242
Amortization of acquired intangible assets in operating expenses	7,586	8,329	22,443	22,948
Depreciation and other amortization	6,279	6,794	19,289	19,810
Interest and other income	(5,358)	(3,035)	(16,216)	(8,674)
Interest and other expense	704	717	2,133	2,135
Income tax expense	20,304	14,247	49,608	19,621
EBITDA	$113,091	$91,121	$319,796	$225,907

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment, net:
North America	$104,239	$79,493
International	3,750	3,810
Total property and equipment, net	$107,989	$83,303

Goodwill:
North America	$1,579,516	$1,573,088
International	37,022	38,447
Total goodwill	$1,616,538	$1,611,535

Assets:
North America	$3,638,588	$3,253,035
International	76,803	59,922
Total assets	$3,715,391	$3,312,957

Liabilities:
North America	$385,254	$272,776
International	30,971	18,239
Total liabilities	$416,225	$291,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Information services. We provide real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager service offerings, as well as, portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings. We also provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Over the past year, CoStar Real Estate Manager has achieved significantly increased growth rates as new clients adopted, and existing clients expanded their use of, CoStar Real Estate Manager to manage compliance with new lease accounting and reporting requirements.  As we move further past the adoption date of those requirements, we expect the growth rate for CoStar Real Estate Manager, which is a significant portion of our information services revenue, to decline relative to the prior year growth rates. On September 30, 2019, the Company entered into an agreement to purchase STR, Inc. and STR Global, Ltd. (together with STR, Inc., referred to as "STR"). STR is a global leader in benchmarking and analytics for the hospitality industry. We expect that the acquisition of STR and the combination of STR's and CoStar's offerings will allow for the creation of valuable new and improved tools for industry participants. The transaction closed on October 22, 2019. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of this acquisition.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com® and Apartamentos.comTM, our apartment-listing site offered exclusively in Spanish. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides professional property management companies and landlords with an advertising destination. On February 21, 2018, we completed the acquisition of ForRent, a division of Dominion Enterprises, including the ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com apartment marketing sites. During the remainder of 2019, and consistent with the current period, we expect a lower multifamily annual revenue growth rate compared to our results for prior periods due to the fact we have now passed the ForRent acquisition anniversary date, and as a result of the integration of our service offerings and the discontinuation of certain ForRent services which were included in our 2018 results. On November 8, 2018, we acquired Cozy Services, Ltd. ("Cozy"), a leading provider of online rental solutions that provides a broad spectrum of services to both landlords and tenants, including property listings, rent estimates, rental applications, tenant screening, online rent payments and expense tracking. On June 12, 2019, we acquired Off Campus Partners, LLC ("OCP"), a provider of student housing marketplace content and technology to U.S. universities. We continue to work on integrating these recent acquisitions and the services they offer into our Apartments.com network. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.

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

As of September 30, 2019 and 2018, our annualized net bookings of subscription-based services on all contracts was approximately $50 million and $40 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the nine months ended September 30, 2019 and 2018, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, and therefore our cancellation rate for those services for those same periods was approximately 10%. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We are committed to supporting, improving and enhancing our information, news, analytics and online marketplace solutions, including expanding and improving our offerings. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We recently launched new Apartments.com service offerings in a test market that are directed at typically smaller independent property owners, including background checks, credit checks, online applications, electronic leases and rent payments. We expect to introduce those services in additional locations soon, and we plan to launch the services nationally in 2020. We have introduced signature ads on LoopNet, which are designed to expand a property listing’s exposure by increasing reach, frequency and branding by sorting the listings to the top of the LoopNet results page, increasing the listing's size and content and repeating the ad across our websites.

We have been, and plan to continue, integrating, further developing and cross-selling our services. To generate brand awareness and site traffic for our listing sites, we utilize a multi-channel marketing campaign, including television and radio advertising, online/digital advertising, social media and out-of-home ads and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to determine the optimal level of marketing investment for our services and may make changes periodically.

Our key priorities currently include:

•
Continuing to develop new, and improve existing, online rental property service offerings for the apartments industry, including through our online leasing platform. We are planning a national launch of our recently released Apartments.com service offerings focused on the digital rental experience that enables renters to apply for leases, run tenant credit and background checks, generate and enter into leases, and make rent payments, all online through a single platform. We plan to aggressively market our multifamily listing services in an effort to provide more value to advertisers and, in turn, to attract advertisers. As such, we plan to increase our investment in Apartments.com marketing in 2020 by approximately $100 million, which may reduce our margins and profitability while we invest in future growth. The increased investment is expected to focus on search engine marketing and enhanced brand awareness. We also plan to continue to invest in our multifamily business by increasing the size of our sales force with a focus on increasing sales to midsize and smaller apartment communities.

•
Continuing to invest in the LoopNet marketplace by enhancing the content on the site (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as signature ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. Additionally, we have initiated training and incentive programs for our sales team to increase sales of LoopNet signature ads, with a focus on property owners.

•
Integrating recent acquisitions, including STR, with CoStar’s business operations. Over time we plan to integrate STR data and services with CoStar Suite to create new products and services for our customers. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments served by CoStar.

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

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and as such we believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA and non-GAAP net income is net income. We believe the most directly comparable GAAP financial measures to non-GAAP net income per diluted share and adjusted EBITDA margin are net income per diluted share and net income divided by revenue, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income and net income per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$78,619	$58,759	$227,036	$154,825
Amortization of acquired intangible assets in cost of revenues	4,957	5,310	15,503	15,242
Amortization of acquired intangible assets in operating expenses	7,586	8,329	22,443	22,948
Depreciation and other amortization	6,279	6,794	19,289	19,810
Interest and other income	(5,358)	(3,035)	(16,216)	(8,674)
Interest and other expense	704	717	2,133	2,135
Income tax expense	20,304	14,247	49,608	19,621
EBITDA	$113,091	$91,121	$319,796	$225,907

Net cash flows provided by (used in)
Operating activities	$116,451	$101,367	$350,017	$220,684
Investing activities	(29,775)	(5,950)	(57,883)	(361,875)
Financing activities	5,460	10,282	(2,193)	2,102

Comparison of Three Months Ended September 30, 2019 and Three Months Ended September 30, 2018

The following table provides a comparison of our selected consolidated results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$156,013	$139,084	$16,929	12%
Information services	19,471	17,535	1,936	11
Multifamily	125,707	104,778	20,929	20
Commercial property and land	51,617	44,128	7,489	17
Total revenues	352,808	305,525	47,283	15
Cost of revenues	71,172	72,072	(900)	(1)
Gross profit	281,636	233,453	48,183	21
Operating expenses:
Selling and marketing (excluding customer base amortization)	101,582	89,251	12,331	14
Software development	32,639	26,173	6,466	25
General and administrative	45,530	39,012	6,518	17
Customer base amortization	7,616	8,329	(713)	(9)
Total operating expenses	187,367	162,765	24,602	15
Income from operations	94,269	70,688	23,581	33
Interest and other income	5,358	3,035	2,323	77
Interest and other expense	(704)	(717)	(13)	(2)
Income before income taxes	98,923	73,006	25,917	35
Income tax expense	20,304	14,247	6,057	43
Net income	$78,619	$58,759	$19,860	34

Revenues. Revenues increased to $353 million for the three months ended September 30, 2019, from $306 million for the three months ended September 30, 2018. The $47 million increase was primarily attributable to a $21 million, or 20%, increase in multifamily revenue. The multifamily increase was due to upgrades of existing customer packages to higher priced ads, higher volume as a result of recent investments in marketing, as well as, growth from the acquisition of Cozy. CoStar Suite revenues increased $17 million, or 12%, due to continued organic growth from increased pricing. Commercial property and land revenue increased $7 million, or 17%, primarily due to growth in our LoopNet online marketplace services of $6 million as a result of increased sales of higher priced listings, as well as, growth in our land and business for sale services of $1 million. Information services revenue increased $2 million, or 11%, primarily due to increased revenue from our CoStar Real Estate Manager offering.

Gross Profit. Gross profit increased to $282 million for the three months ended September 30, 2019, from $233 million for the three months ended September 30, 2018. The gross profit percentage was 80% for the three months ended September 30, 2019 compared to 76% for the three months ended September 30, 2018. The increase in gross profit was due to an increase in revenue and slight decrease in cost of revenues. The decrease in cost of revenues was primarily due to higher restructuring costs incurred during the prior year of $4 million, partially offset by additional salaries of $3 million during the current year.

Selling and Marketing Expenses. Selling and marketing expenses increased to $102 million for the three months ended September 30, 2019, from $89 million for the three months ended September 30, 2018. The $12 million increase was primarily attributable to an increase of $6 million in personnel costs and an increase in marketing costs of $4 million, primarily due to increased investment in search engine marketing.

Software Development Expenses. Software development expenses increased to $33 million for the three months ended September 30, 2019, from $26 million for the three months ended September 30, 2018, and remained consistent as a percentage of revenues at 9% for the three months ended September 30, 2019 and September 30, 2018. The increase in the amount of software development expense was primarily due to a $6 million increase in personnel costs as a result of increased headcount.

General and Administrative Expenses. General and administrative expenses increased to $46 million for the three months ended September 30, 2019, from $39 million for the three months ended September 30, 2018, and remained consistent as a percentage of revenues at 13% for the three months ended September 30, 2019 and September 30, 2018. The increase in general and administrative expenses was due to an increase in personnel costs of $3 million and increases of $1 million in each of software and equipment, occupancy costs and bad debt expense.

Customer Base Amortization Expense. Customer base amortization expense remained consistent for the three months ended September 30, 2019 and September 30, 2018, and decreased as a percentage of revenues to 2% for the three months ended September 30, 2019 from 3% for the three months ended September 30, 2018.

Interest and Other Income. Interest and other income increased to $5 million for the three months ended September 30, 2019, from $3 million for the three months ended September 30, 2018. The increase was primarily due to higher rates of return, as well as, higher average cash and cash equivalent balances during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest and Other Expense. Interest and other expense remained consistent for the three months ended September 30, 2019 and September 30, 2018, and primarily consists of commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense increased to $20 million for the three months ended September 30, 2019, from $14 million for the three months ended September 30, 2018. The increase was primarily due to higher income before income taxes for the three months ended September 30, 2019.

Comparison of Business Segment Results for Three Months Ended September 30, 2019 and Three Months Ended September 30, 2018

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

Segment Revenues. North America revenues increased to $344 million for the three months ended September 30, 2019, from $297 million for the three months ended September 30, 2018. The increase in North America revenues was primarily due to increased multifamily and CoStar Suite revenues. International revenues remained consistent at $9 million for the three months ended September 30, 2019 and 2018, respectively.

Segment EBITDA. North America EBITDA increased to $116 million for the three months ended September 30, 2019, from $94 million for the three months ended September 30, 2018. The increase in North America EBITDA was primarily due to an increase in revenues, partially offset by an increase in personnel and marketing costs. International EBITDA for the three months ended September 30, 2019 was a loss of $3 million and was consistent with the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and Nine Months Ended September 30, 2018

The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$456,539	$403,257	$53,282	13%
Information services	59,098	48,425	10,673	22
Multifamily	360,463	297,254	63,209	21
Commercial property and land	148,893	127,325	21,568	17
Total revenues	1,024,993	876,261	148,732	17
Cost of revenues	214,243	201,685	12,558	6
Gross profit	810,750	674,576	136,174	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	308,751	290,706	18,045	6
Software development	89,022	75,357	13,665	18
General and administrative	127,943	117,658	10,285	9
Customer base amortization	22,473	22,948	(475)	(2)
Total operating expenses	548,189	506,669	41,520	8
Income from operations	262,561	167,907	94,654	56
Interest and other income	16,216	8,674	7,542	87
Interest and other expense	(2,133)	(2,135)	(2)	—
Income before income taxes	276,644	174,446	102,198	59
Income tax expense	49,608	19,621	29,987	NM
Net income	$227,036	$154,825	$72,211	47
__________________________
NM - Not meaningful

Revenues. Revenues increased to $1 billion for the nine months ended September 30, 2019, from $876 million for the nine months ended September 30, 2018. The $149 million increase was primarily attributable to a 21% increase in multifamily revenues of approximately $63 million. The multifamily increase was driven by continued organic growth from upgrades of existing customer packages to higher priced ads, higher volume as a result of recent investments in marketing, as well as, growth from the acquisition of Cozy. CoStar Suite revenue increased $53 million, or 13%, due to continued organic growth from increased pricing and cross-selling of our services. Commercial property and land revenue increased approximately $22 million, or 17%, primarily due to growth in our LoopNet online marketplace services of $16 million, as well as, growth in our land and business for sale services of $5 million. Information Services revenue increased $11 million, or 22%, primarily due to increased revenue of $13 million from our CoStar Real Estate Manager offering.

Gross Profit. Gross profit increased to $811 million for the nine months ended September 30, 2019, from $675 million for the nine months ended September 30, 2018. The gross profit percentage was 79% for the nine months ended September 30, 2019 compared to 77% for the nine months ended September 30, 2018 as revenues increased at a higher rate than cost of revenues. The increase in cost of revenues was primarily due to additional personnel costs of $7 million, data and content costs related to Cozy of $3 million, as well as, merchant fees and research equipment of $2 million each. The increase was partially offset by research personnel restructuring costs incurred during the prior year of $3 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $309 million for the nine months ended September 30, 2019, from $291 million for the nine months ended September 30, 2018. The increase was primarily attributable to $24 million in marketing spend, including $11 million in search engine marketing, $5 million in events and $8 million in other forms of marketing. The increase was partially offset by a $6 million decrease in personnel costs, primarily due to higher severance and retention costs incurred in 2018 related to the acquisition of ForRent.

Software Development Expenses. Software development expenses increased to $89 million for the nine months ended September 30, 2019, from $75 million for the nine months ended September 30, 2018, and remained consistent as a percentage of revenues at 9% for the nine months ended September 30, 2019 and September 30, 2018. The increase in the amount of software development expense was primarily due to a $12 million increase in personnel costs as a result of increased headcount.

General and Administrative Expenses. General and administrative expenses increased to $128 million for the nine months ended September 30, 2019, from $118 million for the nine months ended September 30, 2018, and decreased as a percentage of revenues at 12% for the nine months ended September 30, 2019 from 13% for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to increases in personnel costs of $5 million, bad debt expense of $3 million, additional software and equipment of $3 million and depreciation expense of $2 million, partially offset by a $5 million decrease in professional services.

Customer Base Amortization Expense. Customer base amortization expense remained consistent for the nine months ended September 30, 2019 and nine months ended September 30, 2018, and decreased as a percentage of revenues to 2% from 3% for the nine months ended September 30, 2019 and 2018, respectively.

Interest and Other Income. Interest and other income increased to $16 million for the nine months ended September 30, 2019, from $9 million for the nine months ended September 30, 2018. The increase was primarily due to higher rates of return, as well as, higher average cash and cash equivalent balances during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest and Other Expense. Interest and other expense remained consistent for the nine months ended September 30, 2019 and the nine months ended September 30, 2018, and primarily consists of commitment fees and amortization of debt issuance costs.

Income Tax Expense. Income tax expense increased to $50 million for the nine months ended September 30, 2019, from $20 million for the nine months ended September 30, 2018. The increase was primarily due to higher income before income taxes for the nine months ended September 30, 2019, as well as, discrete items for state research and development tax credits recognized for the nine months ended September 30, 2018.

Comparison of Business Segment Results for Nine Months Ended September 30, 2019 and Nine Months Ended September 30, 2018

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

Segment Revenues. North America revenues increased to $998 million for the nine months ended September 30, 2019, from $850 million for the nine months ended September 30, 2018. The increase in North America revenues was primarily due to increased CoStar Suite and multifamily revenues. International revenues increased to $27 million for the nine months ended September 30, 2019 as compared to $26 million for the nine months ended September 30, 2018.

Segment EBITDA. North America EBITDA increased to $327 million for the nine months ended September 30, 2019 from $230 million for the nine months ended September 30, 2018. The increase in North America EBITDA was primarily due to an increase in revenues, partially offset by increased marketing and personnel costs. International EBITDA decreased to a loss of $7 million for the nine months ended September 30, 2019 compared to a loss of $4 million for the nine months ended September 30, 2018. The decrease in International EBITDA was primarily due to higher marketing and occupancy costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and the availability of funds from our revolving credit facility. Total cash and cash equivalents increased to approximately $1.4 billion as of September 30, 2019, compared to cash and cash equivalents of approximately $1.1 billion as of December 31, 2018. The increase in cash and cash equivalents for the nine months ended September 30, 2019 was primarily due to net cash generated from operations of $350 million and proceeds from the exercise of employee stock options of approximately $23 million, partially offset by cash paid for purchases of property and equipment of $44 million, repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards valued at approximately $25 million and cash paid, net of cash acquired in connection with the acquisition of OCP of $14 million.

Net cash provided by operating activities for the nine months ended September 30, 2019 was approximately $350 million compared to approximately $221 million for the nine months ended September 30, 2018. The $129 million increase was mainly due to an increase in net income of $72 million, the timing of collections for accounts receivable, as well as, an increase in deferred revenue.

Net cash used in investing activities for the nine months ended September 30, 2019 was approximately $58 million compared to approximately $362 million for the nine months ended September 30, 2018. The $304 million decrease in cash used in investing activities was primarily due to approximately $340 million cash paid to acquire ForRent during the nine months ended September 30, 2018, partially offset by $14 million net cash paid to acquire OCP during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, there was also an increase in capital expenditures of approximately $44 million compared to approximately $22 million in the nine months ended September 30, 2018. The increase in capital expenditures during the nine months ended September 30, 2019 was partially driven by the purchase of a corporate aircraft, which will principally be used for business travel by our executives.

Net cash used in financing activities for the nine months ended September 30, 2019 was approximately $2 million for the nine months ended September 30, 2019, compared to approximately $2 million provided by financing activities for the nine months ended September 30, 2018. The change is primarily due to higher repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards of $1 million, as well as a decrease in proceeds from the exercise of employee stock options of $3 million, during the nine months ended September 30, 2019.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On September 30, 2019, the Company entered into a securities purchase agreement to acquire all of the issued and outstanding equity interests of STR, Inc. and STR Global, Ltd. (together with STR, Inc. "STR"), for $450 million in cash, subject to certain adjustments per the definitive agreements. The transaction closed on October 22, 2019 and was funded using cash on hand. Based on current plans, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient to fund our operations for at least the next twelve months.

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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: commercial real estate market conditions; general economic conditions, both domestic and international; our ability to identify and acquire additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, ForRent, Realla, Cozy and OCP, on a timely basis or at all; our ability to combine acquired businesses, successfully or in a timely and cost-efficient manner including our ability to integrate STR with CoStar and our ability to integrate Realla with our CoStar U.K. operations; business disruption relating to integration of acquired businesses or other business initiatives; the business of CoStar and STR may not be combined successfully or in a timely and cost-efficient manner; business disruption relating to acquisitions may be greater than expected; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans and operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to integrate our North America and International service offerings; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark;

our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; our ability to continue to develop and maintain our research operations headquarters in Richmond, Virginia, including as a technology innovation hub; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues; and successful adoption of and training on our services.

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

We provide information, analytics and online marketplace services to the commercial real estate and related business community in the U.S., the U.K., and parts of Canada, Spain, Germany and France. Our functional currency for our operations in the U.K., Canada, Spain, Germany, and France is the local currency. As such, fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2019, revenues denominated in foreign currencies was approximately 4% of total revenue. For the three and nine months ended September 30, 2019, our revenues would have decreased by approximately $1 million and $4 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2019, our revenues would have increased by approximately $1 million and $4 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2019, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $14 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2019. As of September 30, 2019, we had $1.4 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents.

Included within our short-term and long-term investments are investments in mostly AAA-rated student loan auction rate securities ("ARS"). These securities are primarily securities supported by guarantees from the FFELP of the U.S. Department of Education. As of September 30, 2019, our investments in ARS, with a cost basis of $11 million, failed to settle at auction. As a result, we may not be able to sell these investments at par value until a future auction on these investments is successful. In the event we need to immediately liquidate these investments, we may have to locate a buyer outside the auction process, who may be unwilling to purchase the investments at par, resulting in a loss. If the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments as a temporary impairment and recognize a greater unrealized loss in accumulated other comprehensive loss or as an other-than-temporary impairment charge to earnings. Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we do not anticipate having to sell these securities below par value in order to operate our business in the foreseeable future. See Notes 5 and 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

We had approximately $1.9 billion of goodwill and intangible assets as of September 30, 2019. As of September 30, 2019, we believe our intangible assets will be recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2019	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	243		$583.28	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	1,094		591.78	—	—
Total	1,337	(1)	$602.76	—	—

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
10.1
Securities Purchase Agreement, dated as of September 30, 2019, among CoStar Group, Inc., CoStar Realty Information, Inc., CoStar Portfolio Strategy, LLC, STR, Inc., STR Global, Ltd., the seller parties thereto, and Randell Smith, in his capacity as Sellers’ Representative (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 2, 2019).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 23, 2019	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)