Form 10-Q
period 2020-03-31
COSTAR GROUP, INC.
filed 2020-04-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, there were 36,726,443 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$391,847	$328,425
Cost of revenues	78,909	71,153
Gross profit	312,938	257,272

Operating expenses:
Selling and marketing (excluding customer base amortization)	125,107	88,094
Software development	41,610	27,928
General and administrative	58,873	40,076
Customer base amortization	11,484	7,682
	237,074	163,780
Income from operations	75,864	93,492
Interest and other income	4,518	4,945
Interest and other expense	(2,026)	(732)
Income before income taxes	78,356	97,705
Income tax expense	5,563	12,536
Net income	$72,793	$85,169

Net income per share - basic	$2.00	$2.35
Net income per share - diluted	$1.98	$2.33

Weighted-average outstanding shares - basic	36,471	36,237
Weighted-average outstanding shares - diluted	36,776	36,567

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$72,793	$85,169
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(12,949)	380
Unrealized gain on investments	189	—
Reclassification adjustment for realized loss on investments included in net income	541	—
Total other comprehensive (loss) income	(12,219)	380
Total comprehensive income	$60,574	$85,549

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,927,923	$1,070,731
Accounts receivable	120,559	96,788
Less: Allowance for credit losses	(8,311)	(4,548)
Accounts receivable, net	112,248	92,240
Prepaid expenses and other current assets	30,219	36,194
Total current assets	2,070,390	1,199,165

Long-term investments	—	10,070
Deferred income taxes, net	4,762	5,408
Property and equipment, net	106,409	107,529
Lease right-of-use assets	112,811	115,084
Goodwill	1,873,987	1,882,020
Intangible assets, net	400,689	421,196
Deferred commission costs, net	91,000	89,374
Deposits and other assets	9,743	9,232
Income tax receivable	14,806	14,908
Total assets	$4,684,597	$3,853,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,486	$7,640
Accrued wages and commissions	49,302	53,087
Accrued expenses	40,310	38,680
Income taxes payable	12,183	10,705
Lease liabilities	27,681	29,670
Deferred revenue	84,717	67,274
Total current liabilities	236,679	207,056

Long-term debt	745,000	—
Deferred income taxes, net	88,799	87,096
Income taxes payable	20,611	20,521
Lease and other long-term liabilities	130,697	133,720
Total liabilities	1,221,786	448,393

Total stockholders’ equity	3,462,811	3,405,593
Total liabilities and stockholders’ equity	$4,684,597	$3,853,986

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	36,668	366	$2,473,338	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	72,793	72,793
Other comprehensive loss	—	—	—	(12,219)	—	(12,219)
Exercise of stock options	41	1	9,232	—	—	9,233
Restricted stock grants	83	1	(1)	—	—	—
Restricted stock grants surrendered	(56)	(1)	(30,144)	—	—	(30,145)
Stock-based compensation expense	—	—	15,006	—	—	15,006
Employee stock purchase plan	4	—	2,550	—	—	2,550
Balance at March 31, 2020	36,740	367	$2,469,981	$(20,804)	$1,013,267	$3,462,811

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	36,446	364	$2,419,812	$(11,688)	$613,454	$3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	36,446	364	2,419,812	(11,688)	625,511	3,033,999
Net income	—	—	—	—	85,169	85,169
Other comprehensive income	—	—	—	380	—	380
Exercise of stock options	79	1	10,637	—	—	10,638
Restricted stock grants	132	1	(1)	—	—	—
Restricted stock grants surrendered	(43)	—	(18,679)	—	—	(18,679)
Stock-based compensation expense	—	—	12,034	—	—	12,034
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	4	—	1,582	—	—	1,582
Balance at March 31, 2019	36,618	366	$2,428,876	$(11,308)	$710,680	$3,128,614

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$72,793	$85,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,256	19,659
Amortization of deferred commissions costs	14,747	12,407
Amortization of debt issuance costs	292	219
Realized loss on investments	541	—
Non-cash lease expense	6,261	5,197
Stock-based compensation expense	15,180	12,029
Deferred income taxes, net	2,825	3,702
Credit loss expense	6,183	2,185
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,613)	(5,835)
Income taxes payable	1,624	8,311
Prepaid expenses and other current assets	1,838	206
Deferred commissions	(16,523)	(13,729)
Other assets	1,215	(59)
Accounts payable and other liabilities	15,564	15,068
Lease liabilities	(6,967)	(4,743)
Deferred revenue	18,248	8,708
Net cash provided by operating activities	131,464	148,494

Investing activities:
Proceeds from sale and settlement of investments	10,259	—
Purchases of property and equipment and other assets	(7,133)	(9,429)
Cash paid for acquisitions, net of cash acquired	(432)	—
Net cash provided by (used in) investing activities	2,694	(9,429)

Financing activities:
Proceeds from long-term debt	745,000	—
Repurchase of restricted stock to satisfy tax withholding obligations	(30,144)	(18,679)
Proceeds from exercise of stock options and employee stock purchase plan	10,295	12,061
Net cash provided by (used in) financing activities	725,151	(6,618)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,117)	(46)
Net increase in cash, cash equivalents and restricted cash	857,192	132,401
Cash, cash equivalents and restricted cash at the beginning of period	1,070,731	1,100,416
Cash, cash equivalents and restricted cash at the end of period	$1,927,923	$1,232,817

Supplemental cash flow disclosures:
Interest paid	$499	$519
Income taxes paid	$1,111	$521

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics and online marketplace services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the United States ("U.S.") and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2020 and December 31, 2019, the results of its operations for the three months ended March 31, 2020 and 2019, its comprehensive income for the three months ended March 31, 2020 and 2019, its changes in stockholders' equity for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, and goodwill, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities and (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, as well as (iii) benchmarking and analytics for the hospitality industry through STR, LLC (formerly known as STR, Inc.) and STR Global, Ltd. (together with STR, LLC, referred to as “STR”), which were acquired in the fourth quarter of 2019.

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

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of the Company's fulfillment of its performance obligation(s) and is recognized as those obligations are satisfied.

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

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses and stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the commercial real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and other intangible assets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, company-sponsored events, print and other media advertising. Advertising costs were approximately $53 million and $33 million for the three months ended March 31, 2020 and 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Net gains or losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in interest and other income (expense) in the condensed consolidated statements of operations using the average exchange rates in effect during the period. For the three months ended March 31, 2020, the Company recognized net foreign currency gains of $1.4 million included in interest and other income (expense) on the condensed consolidated statements of operations. There were no material gains or losses from these transactions for the three months ended March 31, 2019.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2020	December 31, 2019
Foreign currency translation adjustment	$(20,804)	$(7,855)
Net unrealized loss on investments, net of tax	—	(730)
Total accumulated other comprehensive loss	$(20,804)	$(8,585)

During the three months ended March 31, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in interest and other income expense in the condensed consolidated statements of operations. There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2019.

See Note 6 for additional information regarding investments.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2020	2019

Net income	$72,793	$85,169
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	36,471	36,237
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	305	330
Denominator for diluted net income per share — weighted-average outstanding shares	36,776	36,567

Net income per share — basic	$2.00	$2.35
Net income per share — diluted	$1.98	$2.33

The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards which include restricted stock awards that vest over a specific service period, restricted stock awards that vest based on achievement of a performance condition, restricted stock awards with a performance and a market condition, restricted stock units and matching restricted stock units awarded under the Company's Management Stock Purchase Plan. Shares underlying unvested restricted stock awards that vest based on performance and market conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended March 31,
	2020	2019
Performance-based restricted stock awards	84	89
Anti-dilutive securities	96	141

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense for stock options and restricted stock awards issued under equity incentive plans and stock purchases under the Employee Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$2,472	$2,058
Selling and marketing (excluding customer base amortization)	2,024	1,638
Software development	2,528	2,056
General and administrative	8,156	6,277
Total stock-based compensation expense	$15,180	$12,029

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Updates ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Financial Instruments - Credit Losses (Topic 326); ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument; ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326) and ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842), later codified as Accounting Standards Codification ("ASC") 326 ("ASC 326"), using the modified retrospective transition approach. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020, for further details of the Company’s policy prior to the adoption of ASC 326.

As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectibility by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on four portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

•
CoStar Suite Portfolio Segment - The CoStar Suite portfolio segment consists of two classes of trade receivables based on geographical location: CoStar Suite, North America and CoStar Suite, International.

•
Information Services Portfolio Segment - The information services portfolio segment consists of four classes of trade receivables: Real Estate Manager; information services, North America; STR, US; and STR, International.

•	Multifamily Portfolio Segment - The multifamily portfolio segment consists of one class of trade receivables.

•
Commercial property and land Portfolio Segment - The commercial property and land portfolio segment consists of two classes of trade receivables: LoopNet and other commercial property and land online marketplaces.

See Note 4 for further discussion of the Company’s accounting for allowance for credit losses.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leases

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes a right-of-use ("ROU") asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that that the option will be exercised.

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, the Company has elected the practical expedient not to separate non-lease components from lease components for all classes of underlying assets. Consideration deemed part of the lease payments used to measure ROU assets and lease liabilities generally includes fixed payments and variable payments based on either an index or a rate, offset by lease incentives. The ROU asset also includes any lease prepayments. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable. Therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. The Company made a policy election to classify deferred issuance costs on the revolving credit facility as a long-term asset on its condensed consolidated balance sheets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument.

See Note 10 for additional information regarding the Company's revolving credit facility.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes on a prospective basis. The amounts related to the reclassification of franchise taxes from income from operations to income tax expense for the three months ended March 31, 2020 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on a prospective basis. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective method. This accounting standard replaced the prior incurred loss accounting model with a current expected credit loss approach. As of January 1, 2020, no cumulative transition adjustment was recorded to the beginning balance of retained earnings, as the adoption did not result in a higher allowance for credit losses under the CECL impairment model. The adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$157,335	$7,621	$164,956	$140,973	$6,728	$147,701
Information services	25,690	6,692	32,382	16,591	2,259	18,850
Online marketplaces
Multifamily	137,460	—	137,460	114,268	—	114,268
Commercial property and land	56,962	87	57,049	47,405	201	47,606
Total revenues	$377,447	$14,400	$391,847	$319,237	$9,188	$328,425

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2019	$70,620
Revenue recognized in the current period from the amounts in the beginning balance	(38,354)
New deferrals, net of amounts recognized in the current period	56,602
Effects of foreign currency	(824)
Balance at March 31, 2020(1)	$88,044
__________________________

(1) Deferred revenue is comprised of $85 million of current liabilities and $3 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2020.

Contract Assets

The Company had contract assets of $5 million and $4 million as of March 31, 2020 and December 31, 2019, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The Company recognized revenue of $1 million from contract assets for the three months ended March 31, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2020 and 2019 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of March 31, 2020:

	Three Months Ended March 31,
	2020	2019
Commissions incurred	$22,437	$18,551
Commissions capitalized in the current period	(16,523)	(13,729)
Amortization of deferred commissions costs	14,747	12,407
Total commissions expense	$20,661	$17,229

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $249 million at March 31, 2020, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.	ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Three Months Ended March 31, 2020
	CoStar Suite	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$1,465	$4,548
Current-period provision for expected credit losses(1), (2)	2,634	1,247	1,403	899	6,183
Write-offs charged against the allowance, net of recoveries and other	(1,372)	—	(565)	(483)	(2,420)
Ending balance at March 31, 2020	$2,526	$1,871	$2,033	$1,881	$8,311
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the three months ended March 31, 2020.

5.    ACQUISITIONS

RentPath

On February 11, 2020, RentPath Holdings, Inc. (“RentPath”), certain direct or indirect wholly-owned subsidiaries of RentPath (together with RentPath, the “Sellers”), and, solely for the purposes set forth therein, CSGP Holdings, LLC (“CSGP”), an indirect wholly owned subsidiary of the Company ("Buyer") entered into an asset purchase agreement (the “Asset Purchase Agreement”) dated as of February 12, 2020. Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions set forth therein, CSGP agreed to acquire for $588 million in cash all of the equity interests of RentPath, as reorganized following an internal restructuring of the Sellers (“Reorganized RentPath") pursuant to and under the joint chapter 11 plan of reorganization of the Sellers and certain of their affiliates to be filed in the U.S. Bankruptcy Court for the District of Delaware. Under the terms of the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Asset Purchase Agreement, the Company agreed to guarantee the full and timely performance of CSGP’s obligations under the Asset Purchase Agreement. The completion of the transaction is subject to customary conditions, including the expiration or termination of any applicable waiting period under applicable antitrust laws and bankruptcy court approvals. As required by the purchase agreement, the Company paid a $59 million break fee into a cash escrow account. In the event the agreement is terminated under specified circumstances in which certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, this amount is not refundable to the Company. As the transaction had not closed as of March 31, 2020, the break fee is recorded as restricted cash within cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets.

STR, LLC and STR Global Ltd.

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

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: October 22, 2019	Measurement Period Adjustments	Updated Preliminary: October 22, 2019
Cash and cash equivalents	$11,710	$(90)	$11,620
Accounts receivable	8,067		8,067
Lease right-of-use assets	7,306		7,306
Goodwill	261,436	432	261,868
Intangible assets	178,000		178,000
Lease liabilities	(7,306)		(7,306)
Deferred revenue	(10,966)		(10,966)
Deferred tax liabilities	(7,980)		(7,980)
Other assets and liabilities	(4,815)		(4,815)
Fair value of identifiable net assets acquired	$435,452	$342	$435,794

The net assets of STR were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. Measurement period adjustments primarily relate to the determination of working capital as of the acquisition date. The purchase price allocation is preliminary, subject to the completion of the Company's assessment of certain tax matters. The customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and projected profit margins. The following table summarizes the fair values (in thousands) of the identifiable intangible assets included in each of the Company's operating segments, their related estimated useful lives (in years) and their respective amortization methods:

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the STR acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with STR's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Of the $262 million of goodwill recorded as part of the acquisition, $159 million and $103 million are associated with the Company's North America and International operating segments, respectively. The goodwill recognized in the North America operating segment is expected to be deductible for income tax purposes in future periods.

As part of the STR acquisition, the Company incurred $2 million of transaction costs. Additionally, the Company paid $15 million into a cash escrow account for deferred compensation for certain STR employees, to be paid to active employees after a defined one year period following the acquisition or when earlier terminated by the Company without cause or by the employee for good reason. In the event some or all of those employees are not entitled to their retention bonus, the funds will be remitted to the seller. The Company is recognizing compensation expense for the deferred compensation over the one-year post-combination period.

Off Campus Partners, LLC Acquisition

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

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and STR as though the companies were combined as of January 1, 2018. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018.

The unaudited pro forma financial information for the three months ended March 31, 2019 combine the historical results of the Company and STR for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

Three Months Ended March 31, 2019
Revenue	$340,180
Net income	$79,423
Net income per share - basic	$2.19
Net income per share - diluted	$2.17

6.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2020, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $586 million. As of March 31, 2020, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the first quarter of 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the three months ended March 31, 2020 included in interest and other expense on the Company's condensed consolidated statements of operations.

The following table represents the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and investments as of December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$576,761	$—	$—	$576,761	$576,761	$—	$—
Auction rate securities	10,800	—	(730)	10,070	—	—	10,070
Total cash equivalents and long-term investments	$587,561	$—	$(730)	$586,831	$576,761	$—	$10,070

The Company’s Level 3 assets consisted of ARS, whose underlying assets were primarily student loan securities supported by guarantees from the Federal Family Education Loan Program of the U.S. Department of Education. As of December 31, 2019, these investments were in an unrealized loss position for a period of twelve months or greater. The unrealized losses were generated primarily from changes in interest rates and ARS that failed to settle at auction due to adverse conditions in the global credit markets. The losses were considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. The Company had no realized gains or losses on its investments during the year ended December 31, 2019.

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value as of March 31, 2020 and December 31, 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    LEASES

The Company has operating leases for its office facilities, data centers and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to nine years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating lease costs:	2020	2019

Cost of revenues	$2,894	$3,238
Software development	1,396	952
Selling and marketing (excluding customer base amortization)	2,539	2,191
General and administrative	1,174	292
Total operating lease costs	$8,003	$6,673

The impact of lease costs related to finance leases and short-term leases was not material for the three months ended March 31, 2020.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	March 31, 2020	December 31, 2019
Long-term lease liabilities	Lease and other long-term liabilities	$116,785	$120,153

Weighted-average remaining lease term in years		4.8	5.0
Weighted-average discount rate		3.9%	4.0%

Balance sheet information related to finance leases was not material as of March 31, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019

Operating cash flows used in operating leases	$8,709	$7,716

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,080	$170

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Maturities of operating lease liabilities at March 31, 2020 were as follows (in thousands):

2020(1)	$26,214
2021	32,115
2022	31,915
2023	30,674
2024	25,040
Thereafter	12,981
Total lease payments	158,939
Less imputed interest	(14,473)
Present value of lease liabilities	$144,466
__________________________
(1) Represents the nine months ending December 31, 2020

8.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2018	$1,573,088	$38,447	$1,611,535
Acquisitions, including measurement period adjustments	165,272	102,532	267,804
Effect of foreign currency translation	—	2,681	2,681
Goodwill, December 31, 2019	1,738,360	143,660	1,882,020
Acquisitions, including measurement period adjustments	319	113	432
Effect of foreign currency translation		(8,465)	(8,465)
Goodwill, March 31, 2020	$1,738,679	$135,308	$1,873,987

The Company recorded goodwill of approximately $262 million in connection with the October 22, 2019 acquisition of STR and approximately $8 million in connection with the June 2019 acquisition of OCP. In connection with the acquisition of Cozy, during 2019, the Company recorded a measurement period adjustment which resulted in a $1 million reduction to the initial amount of goodwill of approximately $53 million.

No impairments of the Company's goodwill were recognized during the three months ended March 31, 2020 and 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2020	December 31, 2019	Weighted- Average Amortization Period (in years)
Acquired technology and data	$104,933	$105,168	5
Accumulated amortization	(91,929)	(90,542)
Acquired technology and data, net	13,004	14,626

Acquired customer base	484,131	487,532	11
Accumulated amortization	(243,803)	(233,202)
Acquired customer base, net	240,328	254,330

Acquired trade names and other intangible assets	237,821	236,358	12
Accumulated amortization	(90,464)	(84,118)
Acquired trade names and other intangible assets, net	147,357	152,240

Intangible assets, net	$400,689	$421,196

Intangible assets are reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the three months ended March 31, 2020 and 2019.

10.    LONG-TERM DEBT

On October 19, 2017, the Company entered into an amended and restated credit agreement (the "2017 Credit Agreement"), which amended and restated in its entirety the then-existing credit agreement dated April 1, 2014 (the "2014 Credit Agreement"). The 2017 Credit Agreement, through a syndicate of financial institutions as lenders and issuing banks, provides for a $750 million revolving credit facility with a term of five years, of which up to $20 million is available for the issuance of letters of credit. On March 25, 2020, the Company borrowed $745 million under the revolving credit facility. At March 31, 2020, $4.8 million of the revolving credit facility remained available. The Company expects to use the proceeds of the borrowing to fund the pending acquisition of RentPath Holdings, Inc., as well as other potential strategic acquisitions, and for other working capital and general corporate purposes.

The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of March 31, 2020 and December 31, 2019, which is required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews annually through January 31, 2025.

The loans under the 2017 Credit Agreement bear interest, at the Company’s option, of either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 1.25% per annum, subject to adjustment based on the Company’s First Lien Secured Leverage Ratio (as defined in the 2017 Credit Agreement) or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the New York Federal Reserve Bank rate, plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 0.25% per annum, subject to adjustment based on the Company’s First Lien Secured Leverage Ratio. If an event of default occurs under the 2017 Credit Agreement, the interest rate on overdue amounts will increase by 2.00% per annum. The obligations under the 2017 Credit Agreement are guaranteed by all material subsidiaries of the Company and are secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee agreements. LIBOR may not always be available to the Company as a base interest rate for borrowings under the credit facility. The transition away from LIBOR is anticipated to begin in 2021, though it may become unavailable as a base interest rate earlier. The Company may need or seek to negotiate with its lenders for an alternative rate. The Company may not be able to agree with its lenders on a replacement reference rate that is as favorable as LIBOR, which may increase the Company's capital costs.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2017 Credit Agreement requires the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also includes other covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Company was in compliance with the covenants in the 2017 Credit Agreement as of March 31, 2020.

The Company had $745 million debt outstanding at March 31, 2020 with a weighted average interest rate of 2.2% and no debt outstanding at December 31, 2019. Borrowings under the revolving credit facility are recorded on the Company's condensed consolidated balance sheets as long-term debt and are due in October 2022. For the three months ended March 31, 2020, the Company recognized interest expense of $1.2 million, including interest on outstanding borrowings of $0.3 million, amortization of debt issuance costs of $0.3 million, and commitment fees of $0.6 million on its revolving credit facility. For the three months ended March 31, 2019, the Company recognized interest expense of $0.7 million, including amortization of debt issuance costs of $0.2 million and commitment fees of $0.5 million on its revolving credit facility. The Company had $2 million of deferred debt issuance costs included in deposits and other assets on the Company's condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

11.    INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 7% and 13% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily due to lower income before income taxes for the three months ended March 31, 2020, as well as an increase in excess tax benefits. The amounts for other discrete items for the three months ended March 31, 2020 and 2019 were consistent.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act did not have a material impact on the Company's condensed financial statements for the three months ended March 31, 2020.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
EBITDA
North America	$102,413	$115,268
International	(2,293)	(2,117)
Total EBITDA	$100,120	$113,151

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$72,793	$85,169
Amortization of acquired intangible assets in cost of revenues	6,005	5,513
Amortization of acquired intangible assets in operating expenses	11,484	7,682
Depreciation and other amortization	6,767	6,464
Interest and other income	(4,518)	(4,945)
Interest and other expense	2,026	732
Income tax expense	5,563	12,536
EBITDA	$100,120	$113,151

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized information by operating segment consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Property and equipment, net:
North America	$102,843	$103,383
International	3,566	4,146
Total property and equipment, net	$106,409	$107,529

Goodwill:
North America	$1,738,679	$1,738,360
International	135,308	143,660
Total goodwill	$1,873,987	$1,882,020

Assets:
North America	$4,462,340	$3,615,258
International	222,257	238,728
Total assets	$4,684,597	$3,853,986

Liabilities:
North America	$1,176,504	$402,759
International	45,282	45,634
Total liabilities	$1,221,786	$448,393

14.	SUBSEQUENT EVENTS

A novel strain of coronavirus known as "COVID-19" was first identified in Wuhan, China in December 2019, and was subsequently declared a pandemic by the World Health Organization on March 11, 2020. COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The COVID-19 pandemic did not materially affect the Company's condensed consolidated financial statements for the three months ended March 31, 2020. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

Certain estimates and assumptions that affect the Company's financial statements take into account historical and forward-looking factors that the Company believes are reasonable, including assumptions as to the potential impacts arising from COVID-19. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation, allowance for credit losses and share based compensation. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

All forward-looking statements in this filing are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar Suite sales towards the end of the year; however, sales fluctuate from period-to-period and year-to-year and our revenue is not generally seasonal because our services are typically sold on a subscription basis.

Our primary brands include CoStar, LoopNet, Apartments.com, STR, BizBuySell and LandsofAmerica. We also provide other services that complement those offered through our primary brands. These include real estate and lease management solutions, lease administration and abstraction services through our CoStar Real Estate Manager service offerings; and market research, consulting and analysis, portfolio and debt analysis, and management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings. Our principal service offerings are discussed in more detail below.

Impact of the COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. To protect the health and safety of our employees and to help stop the spread of the disease, we shifted to a digital, remote workplace in mid-March 2020. As of that time, nearly all of our employees began to work from home. We temporarily shifted certain employees’ job responsibilities so they can work from home, and modified our in-person research and sales processes so that they can be conducted safely and in compliance with social distancing guidelines to protect our employees, our customers and our communities. We believe our employees are operating at near normal levels of productivity in this digital environment. We continue to monitor events related to the pandemic, as well as the guidelines and mandates provided by governmental and health authorities. We plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances.

In connection with the shift to work from home, we incurred and may continue to incur expenses to help employees perform their jobs effectively and securely. Those expenses have not been material to date. In response to the COVID-19 pandemic, we have also taken steps to manage our costs including minimizing hiring to essential positions, restricting business travel and canceling in-person marketing events. As the situation evolves, we may implement additional cost reductions.

Current general economic conditions in the U.S. and the world as a result of the COVID-19 pandemic are negatively affecting business operations for our clients and are expected to result in business consolidations and, in certain circumstances, failures. Customers are seeking to reduce expenses as a result of current economic conditions. The extent and duration of any future continued weakening of the global economy is unknown. There can be no assurance that any of the governmental or private sector initiatives designed to strengthen the U.S. and other economies will be successful or available to us and our customers, and, if successful, when the benefits will be available or seen.  Because of the rapidly evolving nature of the COVID-19 pandemic and responses to it by, and the impact on, global economies, we are not able to accurately forecast our revenue or earnings for the full year 2020. Any expected changes in financial results discussed in this report, including any expected impact of COVID-19, are based on our current observations and experience and involve estimates and assumptions. Current observations and past experience and results may not be an indicator of on-going trends or future results.

Our near-term revenues are relatively predictable as a result of our subscription-based business model; however, we expect that we will continue to experience the effects of the COVID-19 pandemic on our business, results of operations and overall financial performance. Such effects may include, among others, a decrease in new customer sales and increases in customer cancellations, suspensions, service reductions and failures to pay amounts owed to us. Towards the end of the first quarter of 2020, we began to see an increase in customer requests for cancellations or suspensions. We are more likely to incur asset impairment charges or restructuring charges, or increase our allowance for credit losses, as a result of this crisis and related economic downturn. The amount and frequency of such actions will be affected by the severity and duration of the COVID-19 pandemic. If we do take such actions, they are likely to adversely affect our results of operations.

We discuss the current and potential impact of select provisions of the CARES Act (defined below) in our liquidity discussion.

Service Offerings

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property®, CoStar COMPS®, CoStar Market Analytics, CoStar Tenant®, CoStar Lease Comps and CoStar Public Record through our online and mobile applications. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, and industry news. Our commercial real estate sales force is responsible for selling multiple product lines, including CoStar Suite and LoopNet. Sales initiatives commenced in late 2019 shifted the focus of our sales force to sales of LoopNet Signature Ads, a premium listing service.  As a result of this as well as the impact of COVID-19 on our current and potential customer base, we anticipate CoStar Suite revenue growth rates will decline during the second quarter of 2020 relative to historical year-over-year growth rates.

Information services. We provide real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Sales of CoStar Real Estate Manager represent a significant portion of our information services revenue. CoStar Real Estate Manager's revenue growth rates increased significantly in 2018 as new clients adopted, and existing clients expanded their use of, CoStar Real Estate Manager to manage compliance with new lease accounting and reporting requirements that became effective for public companies for financial reporting periods beginning after December 15, 2018. CoStar Real Estate Manager continued to experience high growth rates throughout 2019. We expect the growth rate for CoStar Real Estate Manager to decline during the second quarter of 2020 as the surge of the demand has eased and customer behavior changes in response to current economic conditions, which may include potential delays of the implementation of new services. On October 22, 2019, we acquired STR and we now also provide STR’s complementary benchmarking and analytics services to the hospitality industry. Sales of STR also represent a significant portion of our information services revenue. STR sells the majority of its services on a subscription basis, but also has one-time or ad hoc transaction fee revenues. The hospitality industry has been severely impacted by COVID-19.

As a result, we expect some impact to the revenue growth rates for STR during the second quarter of 2020, particularly as a result of a decline in ad hoc transaction fee revenues as customers delay purchases. Overall, we expect the information services growth rate to decline relative to historical year-over-year growth rates. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion of this acquisition.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC ("OCP"). Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. On June 12, 2019, we acquired OCP, a provider of student housing marketplace content and technology to U.S. universities. We continue to integrate OCP and the services they offer into our Apartments.com network. During the second quarter of 2020, we expect the multifamily annual revenue growth rate to decline slightly relative to historical year-over-year growth rates due to current market conditions, but to remain relatively strong as market participants continue to utilize digital marketing for their properties. See Note 5 to the accompanying Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. Loopnet.com represents a majority of the commercial property and land revenue. As part of our rebuild and launch of the LoopNet Signature Ads product, we rolled out new ad packages in the fourth quarter of 2019 and shifted the focus of our commercial real estate sales force to LoopNet Signature Ads. As a result, the growth rate increased in the fourth quarter of 2019 and in the first quarter of 2020. As a result of COVID-19 and its impact on the commercial real estate industry, LoopNet.com sales volumes dropped during the second half of March 2020 and remained at that lower level in April. Assuming sales volume remain at or near April levels, we expect growth rates to decline in the second quarter of 2020 relative to historical year-over-year growth rates. Our BizBuySell.com network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which include LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell.com network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale.

As of March 31, 2020 and 2019, our annualized net bookings of subscription-based services on all contracts were approximately $48 million, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the three months ended March 31, 2020 and 2019, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 90%, and therefore our cancellation rate for those services for the same periods was approximately 10%. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. We expect that our trailing twelve-month contract renewal rate may decline in light of the recent COVID-19 developments and the resulting negative economic conditions leading to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services and plan to continue to pursue our key priorities for 2020 as described below while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for property owners, property managers and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations. We plan to continue to reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for 2020 include:

•
Continue to develop, improve and market our recently launched Apartments.com service offerings that focus on the digital rental experience and enable renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We continue to aggressively market our multifamily listing services in an effort to provide more value to advertisers and, in turn, to attract advertisers. Our marketing investment is focused on search engine marketing and enhanced brand awareness. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend as deemed appropriate.

•
Obtaining necessary bankruptcy court and regulatory approvals to close the pending acquisition of RentPath and integrating RentPath with the Apartments.com network post-closing. On February 11, 2020, a wholly owned subsidiary of the Company entered into an agreement to acquire for $588 million in cash all of the equity interests of RentPath Holdings, Inc., as reorganized following an internal restructuring pursuant to and under the joint chapter 11 plan of reorganization of RentPath and certain of its subsidiaries. Closing of the acquisition is subject to customary closing conditions, including the expiration or termination of any applicable waiting period under applicable antitrust laws and approval by the bankruptcy court. See Note 5 to the accompanying Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

•
Continue to invest in the LoopNet marketplace by enhancing the content on the site (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Signature Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. To support the LoopNet marketplace, we initiated training and incentive programs for our sales team to increase sales of LoopNet Signature Ads, with a focus on property owners.

•
Integrating recently completed acquisitions, including STR, with CoStar’s business operations. We plan to consolidate STR data and services with CoStar Suite to create an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve.

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

We view EBITDA, adjusted EBITDA, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures and, as such, we believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA and non-GAAP net income is net income. We believe the most directly comparable GAAP financial measures to non-GAAP net income per diluted share and adjusted EBITDA margin are net income per diluted share and net income divided by revenue, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income and net income per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the Securities and Exchange Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share.

EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of items such as the following. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to the expansion of our information, analytics and online marketplace services, which has included acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, stock-based compensation expenses, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•
The amount of acquisition- and integration-related costs for pending and completed acquisitions incurred may be useful for investors to consider because such costs generally represent professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs for pending and completed acquisitions to be a representative component of the day-to-day operating performance of our business.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs for pending and completed acquisitions, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2020 and 2019, we assumed a 25% tax rate, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period.

Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.

Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$72,793	$85,169
Amortization of acquired intangible assets in cost of revenues	6,005	5,513
Amortization of acquired intangible assets in operating expenses	11,484	7,682
Depreciation and other amortization	6,767	6,464
Interest and other income	(4,518)	(4,945)
Interest and other expense	2,026	732
Income tax expense	5,563	12,536
EBITDA	$100,120	$113,151

Net cash flows provided by (used in)
Operating activities	$131,464	$148,494
Investing activities	2,694	(9,429)
Financing activities	725,151	(6,618)

Comparison of Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019

The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$164,956	$147,701	$17,255	12%
Information services	32,382	18,850	13,532	72
Multifamily	137,460	114,268	23,192	20
Commercial property and land	57,049	47,606	9,443	20
Total revenues	391,847	328,425	63,422	19
Cost of revenues	78,909	71,153	7,756	11
Gross profit	312,938	257,272	55,666	22
Operating expenses:
Selling and marketing (excluding customer base amortization)	125,107	88,094	37,013	42
Software development	41,610	27,928	13,682	49
General and administrative	58,873	40,076	18,797	47
Customer base amortization	11,484	7,682	3,802	49
Total operating expenses	237,074	163,780	73,294	45
Income from operations	75,864	93,492	(17,628)	(19)
Interest and other income	4,518	4,945	(427)	(9)
Interest and other expense	(2,026)	(732)	1,294	NM
Income before income taxes	78,356	97,705	(19,349)	(20)
Income tax expense	5,563	12,536	(6,973)	(56)
Net income	$72,793	$85,169	$(12,376)	(15)
__________________________
NM - Not meaningful

Revenues. Revenues increased to $392 million for the three months ended March 31, 2020, from $328 million for the three months ended March 31, 2019. The $63 million increase was attributable to increases in revenues for several of our services, including, a $23 million, or 20%, increase in multifamily revenue. The multifamily increase was due to upgrades of existing customer packages to higher value advertising packages and higher volume as a result of recent investments in marketing. CoStar Suite revenues increased $17 million, or 12%, primarily due to higher volume and, to a lesser extent, increases in pricing. Information services revenue increased $14 million, or 72%, primarily due to revenue of $14 million from the acquisition of STR. Commercial property and land revenue increased $9 million, or 20%, primarily due to growth in our LoopNet online marketplace services of $8 million as a result of stronger pricing as compared to the prior year and, to a lesser extent, growth in our land and business for-sale services of $1 million.

Gross Profit. Gross profit increased to $313 million for the three months ended March 31, 2020, from $257 million for the three months ended March 31, 2019, and the gross profit percentage was 80% for the three months ended March 31, 2020, compared to 78% for the three months ended March 31, 2019. The increase in gross profit was partially impacted by an increase in cost of revenues of $8 million, or 11%, primarily due to higher personnel costs of $4 million from increased wages, including $2 million from the acquisition of STR, additional merchant fees of $3 million, IT equipment of $2 million and software maintenance costs of $1 million, partially offset by lower data and content costs of $2 million during the current year.

Selling and Marketing Expenses. Selling and marketing expenses increased to $125 million for the three months ended March 31, 2020, from $88 million for the three months ended March 31, 2019. The $37 million increase was primarily attributable to $22 million in additional marketing spend, including $16 million in search engine marketing and $6 million in other forms of marketing, primarily for multifamily. The increase was also due to a $13 million increase in personnel costs driven by increased headcount, primarily due to additional sales personnel and the acquisition of STR.

Software Development Expenses. Software development expenses increased to $42 million for the three months ended March 31, 2020, from $28 million for the three months ended March 31, 2019, and increased as a percentage of revenues to 11% for the three months ended March 31, 2020 from 9% for the three months ended March 31, 2019. The $14 million increase in the amount of software development expense was primarily due to a $12 million increase in personnel costs as a result of increased headcount to enhance our product offerings, including $2 million due to the acquisition of STR, as well as a $1 million increase in occupancy costs and a $1 million increase in supplies and office services costs.

General and Administrative Expenses. General and administrative expenses increased to $59 million for the three months ended March 31, 2020, from $40 million for the three months ended March 31, 2019, and increased as a percentage of revenues to 15% for the three months ended March 31, 2020 from 12% for the three months ended March 31, 2019. The $19 million increase in the amount of general and administrative expense was primarily due to a $10 million increase in personnel costs as a result of increased headcount, including $5 million as a result of the acquisition of STR, a $4 million increase in credit loss expense primarily due to the Company's expectations that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, a $2 million increase in professional services related to acquisitions, and a $1 million increase in both software and equipment and occupancy costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $11 million for the three months ended March 31, 2020 from $8 million for the three months ended March 31, 2019, and increased as a percentage of revenues to 3% for the three months ended March 31, 2020 from 2% for the three months ended March 31, 2019. The increase in customer base amortization expense was primarily due to the STR acquisition.

Interest and Other Income. Interest and other income remained consistent at $5 million for the three months ended March 31, 2020 and March 31, 2019, primarily due to a $2 million decrease resulting from lower rates of return on our cash and cash equivalent balances offset by foreign currency gains of $2 million.

Interest and Other Expense. Interest and other expense increased to $2 million for the three months ended March 31, 2020 from $1 million for the three months ended March 31, 2019. The $1 million increase was primarily due to the realized loss on the sale of our auction rate securities and interest expense related to the $745 million draw on our revolving credit facility during the three months ended March 31, 2020.

Income Tax Expense. Income tax expense decreased to $6 million for the three months ended March 31, 2020 from $13 million for the three months ended March 31, 2019. The $7 million decrease was primarily due to lower income before income taxes for the three months ended March 31, 2020 as well as an increase in excess tax benefits.

Comparison of Business Segment Results for Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest and other income (expense), loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $377 million for the three months ended March 31, 2020, from $319 million for the three months ended March 31, 2019. The increase in North America revenues was primarily due to a $23 million increase in multifamily revenues driven by upgrades of existing customer packages to higher value advertising packages, higher volume as a result of recent investments in marketing, and continued organic growth of CoStar Suite revenues of $16 million. There were also increases of $10 million and $9 million in commercial property and land and information services, respectively, primarily due to growth in our LoopNet service offering, and to a lesser extent, the acquisition of STR. International revenues increased to $14 million for the three months ended March 31, 2020, from $9 million for the three months ended March 31, 2019.

The increase in International revenues was primarily due the acquisition of STR and further growth of our subscription-based services.

Segment EBITDA. North America EBITDA decreased to $102 million for the three months ended March 31, 2020, from $115 million for the three months ended March 31, 2019. The decrease in North America EBITDA was primarily due to an increase in in personnel, marketing and general and administrative costs, partially offset by an increase in revenues. International EBITDA for the three months ended March 31, 2020 was a loss of $2 million, consistent with the three months ended March 31, 2019, as increases in personnel and general and administrative costs were partially offset by an increase in revenues.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents from operations. Total cash and cash equivalents increased to approximately $1.9 billion as of March 31, 2020, compared to cash and cash equivalents of approximately $1.1 billion as of December 31, 2019. The increase in cash and cash equivalents for the three months ended March 31, 2020 was primarily due to borrowings of $745 million under our revolving credit facility. In addition, the increase was due to net cash generated from operations of $131 million, proceeds from the exercise of employee stock options of approximately $10 million and proceeds from the sale of our ARS investments of $10 million. The increase was partially offset by repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards valued at approximately $30 million and cash paid for purchases of property and equipment and other assets of $7 million.

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $131 million compared to approximately $148 million for the three months ended March 31, 2019. The $17 million decrease was mainly due to a decrease in net income of $12 million including a decrease in certain non-cash expenses such as income tax expense of $7 million and the timing of collections for accounts receivable, partially offset by an increase in deferred revenue, primarily due to the acquisition of STR.

Net cash provided by investing activities for the three months ended March 31, 2020 was approximately $3 million compared to approximately $9 million of cash used in investing activities for the three months ended March 31, 2019. The $12 million increase in cash provided by investing activities was primarily due to proceeds from the sale of our ARS investments of $10 million, as well as, a decrease in capital expenditures to $7 million compared to $9 million in the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $725 million when compared to approximately $7 million used in financing activities for the three months ended March 31, 2019. The $732 million increase is primarily due to a $745 million draw on our revolving credit facility. The Company expects to use the proceeds of the borrowing to fund the pending acquisition of RentPath Holdings, Inc., as well as other potential strategic acquisitions, and for other working capital and general corporate purposes. The increased cash position resulting from the borrowings allows for greater financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion of the revolving credit facility.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, our level of acquisition activity or other strategic transactions, and the future impact of the COVID-19 pandemic. To date, we have grown in part by acquiring other companies, and we expect to continue to make other acquisitions in the future. On February 11, 2020, our wholly owned subsidiary entered into a purchase agreement to acquire all of the equity interests of reorganized RentPath, following an internal restructuring pursuant to a chapter 11 plan of reorganization, for $588 million in cash. In accordance with the purchase agreement, we paid $59 million into a cash escrow account. In the event the agreement is terminated under specified circumstances in which certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, this amount will not be refunded to us. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of taxes, valuation allowances, and balance sheet classifications, as well as provisions relating to refundable payroll tax credits, deferral of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

As permitted under the CARES Act, we currently expect to defer approximately $21 million in income tax payments due in the second quarter, to the third quarter of 2020 and we expect to defer payroll taxes due in 2020 to 2021 and 2022. We will continue to assess the effects from the CARES Act on our condensed consolidated financial statements.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our available cash combined with positive cash flows provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future is dependent upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the pandemic subsidies; sales of our services; collection of accounts receivables; and, financing costs on our revolving credit facility. We will continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

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

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements, including the expected dates of adoption.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the second quarter of 2020 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the potential impact of COVID-19 on our operations, our potential actions in response to the COVID-19 pandemic, key priorities for 2020, trends in customer behavior, effective tax rate, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings, the anticipated benefits of cross-selling efforts, product development and release, planned service enhancements, planned sales and marketing activities and investments, the impact or results of sales initiatives, product integrations, net new sales, contract renewal rates, the use of proceeds of our draws, and the timing of future payments of principal, under our $750 million credit facility under the 2017 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2017 Credit Agreement, geographic expansion, employee relations, management’s plans, goals and objectives for future operations, deferral of tax payments, and sources and adequacy of liquidity. Sections of this Report which contain forward-looking statements include the Financial

Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism, quarantines, mass-transit disruptions or other travel or health-related restrictions; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic; how quickly economies, including the real estate industry in particular, recover after the pandemic subsidies; commercial real estate market conditions; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; our ability to identify and acquire additional acquisition candidates; the possibility that the acquisition of RentPath does not close when expected or at all; the risk that the bankruptcy process may cause greater business disruption for RentPath than expected; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, OCP and RentPath, on a timely basis or at all; our ability to combine acquired businesses, successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans and operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; and successful adoption of and training on our services; competitive conditions; and the availability of capital.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Quarterly Report on Form 10-Q (unless otherwise indicated). All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect new information or events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2020 and 2019, revenues denominated in foreign currencies was approximately 5% and 4%, respectively, of total revenue. For the three months ended March 31, 2020 and 2019, our revenues would have decreased by approximately $2 million and $1 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2020 and 2019, our revenues would have increased by approximately $2 million and $1 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2020, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $21 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2020. As of March 31, 2020, we had $1.9 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions.

We had approximately $2.3 billion of goodwill and intangible assets as of March 31, 2020. As of March 31, 2020, we believe our intangible assets will be recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2020. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will further improve our internal controls over financial reporting.

Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of the COVID-19 pandemic and our response to the pandemic on our internal controls so we can take appropriate actions to minimize their impact on the design and operating effectiveness.

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

Except as updated below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our business and results of operations have been and will be, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse and continue for an unknown period of time. The global spread of COVID-19 has created significant economic volatility, uncertainty and disruption around the world. The extent to which COVID-19 will further impact our business, operations and financial results, including the duration and magnitude of such impact, is uncertain and will depend on numerous rapidly evolving factors that we cannot accurately predict including, among others:

•	the length and severity of the pandemic;

•	the negative impact on global and regional economies, credit markets and economic activity;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•
the impact of business disruptions and reductions in employment levels and the level of consumer confidence in the economy on our clients and the resulting impact on their demand for our services and solutions;

•	business consolidations or failures among businesses that we serve;

•	our clients’ ability to pay for our services and solutions and our ability to collect payment for services provided;

•
our ability to market, develop, provide, and train clients on the use of our services and solutions, including as a result of our employees or our clients’ employees working remotely, worker absenteeism, quarantines, social distancing or other travel or health-related restrictions;

•	the pace and extent of economic recovery following the COVID-19 pandemic, including recovery in the real estate industry in particular

•	increased costs of additional safety procedures and increased technology-related expenses to provide for business continuity; and

•	increased cyber security risk, data accessibility concerns, and susceptibility to communication disruptions as a result of the increase in our employees and employees of our clients working remotely.

As a result of COVID-19 and its impact on global economic conditions, including the commercial real estate industry, towards the end of the first quarter of 2020, we began to see an increase in customer requests for cancellations or suspensions and a reduction in new customer sales. Current conditions are causing customers to reduce expenses and prolong the decision making time before entering a contract for third party services, which may lead to fewer of our services being purchased or service cancellations. The extent and duration of any future continued weakening of the economy is unknown, and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful or available to us, and if successful, when the benefits will be seen. We expect to see cancellations or suspensions, reductions of services and failures to pay amounts due to us while the economic impact of the pandemic and the response to the pandemic impacts our customer base. We compete against many other commercial real estate information and marketing service providers for business.  If cancellations, reductions of services and failures to pay increase and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues will decline and our profitability will be adversely affected.

As a business, we have experienced and may continue to experience challenges as we pivot our employee base and their work locations and hours as deemed necessary to respond to COVID-19 in an effort to protect the health and well-being of our employees, customers and community. Any actual or perceived failure to comply with government orders, rules, laws or regulations as a result of changes in our operations in response to COVID-19 could subject us to investigations, claims, fines and other penalties, which in turn could adversely affect our business.

COVID-19, and the disruption in global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in our Annual Report on Form 10-K, which could materially adversely affect our business, financial condition and results of operations. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. For additional discussion of the impacts of the COVID-19 pandemic, which could be materially adverse to our operations and financial results, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of the COVID-19 Pandemic" in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2020	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	2,002		$651.69	—	—
February 1 through February 29	14,537		670.83	—	—
March 1 through March 31	29,432		639.59	—	—
Total	45,971	(1)	$651.52	—	—
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 29, 2020	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)