Form 10-Q
period 2020-06-30
COSTAR GROUP, INC.
filed 2020-07-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 39,367,098 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$397,159	$343,760	$789,006	$672,185
Cost of revenues	74,040	71,918	152,949	143,071
Gross profit	323,119	271,842	636,057	529,114

Operating expenses:
Selling and marketing (excluding customer base amortization)	130,461	119,075	255,568	207,169
Software development	39,001	28,455	80,611	56,383
General and administrative	57,403	42,337	116,276	82,413
Customer base amortization	14,935	7,175	26,419	14,857
	241,800	197,042	478,874	360,822
Income from operations	81,319	74,800	157,183	168,292
Interest (expense) income	(3,596)	4,678	(1,945)	8,890
Other (expense) income	(474)	538	367	539
Income before income taxes	77,249	80,016	155,605	177,721
Income tax expense	16,889	16,768	22,452	29,304
Net income	$60,360	$63,248	$133,153	$148,417

Net income per share - basic	$1.61	$1.74	$3.60	$4.09
Net income per share - diluted	$1.60	$1.73	$3.57	$4.06

Weighted-average outstanding shares - basic	37,524	36,310	36,998	36,273
Weighted-average outstanding shares - diluted	37,734	36,627	37,256	36,597

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$60,360	$63,248	$133,153	$148,417
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	863	(767)	(12,086)	(387)
Unrealized gain on investments	—	—	189	—
Reclassification adjustment for realized loss on investments included in net income	—	—	541	—
Total other comprehensive income (loss)	863	(767)	(11,356)	(387)
Total comprehensive income	$61,223	$62,481	$121,797	$148,030

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,548,405	$1,070,731
Accounts receivable	127,030	96,788
Less: Allowance for credit losses	(13,363)	(4,548)
Accounts receivable, net	113,667	92,240
Prepaid expenses and other current assets	28,576	36,194
Total current assets	3,690,648	1,199,165

Long-term investments	—	10,070
Deferred income taxes, net	4,372	5,408
Property and equipment, net	104,316	107,529
Lease right-of-use assets	112,641	115,084
Goodwill	2,009,117	1,882,020
Intangible assets, net	437,550	421,196
Deferred commission costs, net	91,712	89,374
Deposits and other assets	13,868	9,232
Income tax receivable	14,806	14,908
Total assets	$6,479,030	$3,853,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,864	$7,640
Accrued wages and commissions	56,748	53,087
Accrued expenses	45,726	38,680
Income taxes payable	22,764	10,705
Lease liabilities	30,905	29,670
Deferred revenue	80,358	67,274
Total current liabilities	263,365	207,056

Long-term debt	745,000	—
Deferred income taxes, net	93,934	87,096
Income taxes payable	20,738	20,521
Lease and other long-term liabilities	131,672	133,720
Total liabilities	1,254,709	448,393

Total stockholders' equity	$5,224,321	$3,405,593
Total liabilities and stockholders’ equity	$6,479,030	$3,853,986
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	36,668	$366	$2,473,338	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	72,793	72,793
Other comprehensive loss	—	—	—	(12,219)	—	(12,219)
Exercise of stock options	41	1	9,232	—	—	9,233
Restricted stock grants	83	1	(1)	—	—	—
Restricted stock grants surrendered	(56)	(1)	(30,144)	—	—	(30,145)
Stock-based compensation expense	—	—	15,006	—	—	15,006
Employee stock purchase plan	4	—	2,550	—	—	2,550
Balance at March 31, 2020	36,740	$367	$2,469,981	$(20,804)	$1,013,267	$3,462,811
Net income	—	—	—	—	60,360	60,360
Other comprehensive income	—	—	—	863	—	863
Exercise of stock options	11	—	2,924	—	—	2,924
Restricted stock grants	11	—	—	—	—	—
Restricted stock grants surrendered	(17)	—	(3,509)	—	—	(3,509)
Stock-based compensation expense	—	—	8,609	—	—	8,609
Employee stock purchase plan	4	—	2,292	—	—	2,292
Stock issued for equity offering, net of transaction costs	2,634	26	1,689,945	—	—	1,689,971
Balance at June 30, 2020	39,383	$393	$4,170,242	$(19,941)	$1,073,627	$5,224,321
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	36,446	$364	$2,419,812	$(11,688)	$613,454	$3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	36,446	$364	2,419,812	(11,688)	625,511	3,033,999
Net income	—	—	—	—	85,169	85,169
Other comprehensive income	—	—	—	380	—	380
Exercise of stock options	79	1	10,637	—	—	10,638
Restricted stock grants	132	1	(1)	—	—	—
Restricted stock grants surrendered	(43)	—	(18,679)	—	—	(18,679)
Stock-based compensation expense	—	—	12,034	—	—	12,034
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	4	—	1,582	—	—	1,582
Balance at March 31, 2019	36,618	$366	$2,428,876	$(11,308)	$710,680	$3,128,614
Net income	—	—	—	—	63,248	63,248
Other comprehensive loss	—	—	—	(767)	—	(767)
Exercise of stock options	15	—	3,001	—	—	3,001
Restricted stock grants	4	—	—	—	—	—
Restricted stock grants surrendered	(17)	—	(5,546)	—	—	(5,546)
Stock-based compensation expense	—	—	13,706	—	—	13,706
Employee stock purchase plan	4	—	1,815	—	—	1,815
Balance at June 30, 2019	36,624	$366	$2,441,852	$(12,075)	$773,928	$3,204,071
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$133,153	$148,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,235	38,413
Amortization of deferred commissions costs	29,662	25,550
Amortization of debt issuance costs	508	438
Realized loss on investments	541	—
Non-cash lease expense	12,400	10,859
Stock-based compensation expense	24,053	25,845
Deferred income taxes, net	3,569	6,359
Credit loss expense	15,688	5,224
Foreign currency, net	(789)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,364)	(10,898)
Income taxes payable	12,328	(5,577)
Prepaid expenses and other current assets	4,371	1,751
Deferred commissions	(32,122)	(33,397)
Other assets	(6,757)	236
Accounts payable and other liabilities	37,793	22,691
Lease liabilities	(14,126)	(12,977)
Deferred revenue	13,503	10,633
Net cash provided by operating activities	248,646	233,567

Investing activities:
Proceeds from sale and settlement of investments	10,259	—
Purchases of property and equipment and other assets	(12,782)	(14,387)
Cash paid for acquisitions, net of cash acquired	(184,502)	(13,721)
Net cash used in investing activities	(187,025)	(28,108)

Financing activities:
Proceeds from long-term debt	745,000	—
Repurchase of restricted stock to satisfy tax withholding obligations	(33,653)	(24,225)
Proceeds from equity offering, net of transaction costs	1,690,148	—
Proceeds from exercise of stock options and employee stock purchase plan	16,513	16,695
Other financing activities	(1,650)	(123)
Net cash provided by (used in) financing activities	2,416,358	(7,653)

Effect of foreign currency exchange rates on cash and cash equivalents	(305)	(410)
Net increase in cash, cash equivalents and restricted cash	2,477,674	197,396
Cash, cash equivalents and restricted cash at the beginning of period	1,070,731	1,100,416
Cash, cash equivalents and restricted cash at the end of period	$3,548,405	$1,297,812

Supplemental cash flow disclosures:
Interest paid	$5,194	$1,007
Income taxes paid	$6,558	$28,484

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$1,650
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics, online marketplace and auction services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information and related tools. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the United States ("U.S.") and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2020 and December 31, 2019, the results of its operations for the three and six months ended June 30, 2020 and 2019, its comprehensive income for the three and six months ended June 30, 2020 and 2019, its changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year.

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, (iii) benchmarking and analytics for the hospitality industry through STR, LLC (formerly known as STR, Inc.) and STR Global, Ltd. (together with STR, LLC, referred to as “STR”) and (iv) an online auction platform for commercial real estate through Ten-X Holding Company, Inc. which was acquired in June 2020. See Note 5 for details of the acquisition.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, company-sponsored events, print and other media advertising. Advertising costs were approximately $70 million and $53 million for the three months ended June 30, 2020 and 2019, respectively, and $123 million and $86 million for the six months ended June 30, 2020 and 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency losses of $0.5 million and gains of $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and net foreign currency gains of $0.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, which are included in other (expense) income on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(19,941)	$(7,855)
Net unrealized loss on investments, net of tax	—	(730)
Total accumulated other comprehensive loss	$(19,941)	$(8,585)
During the six months ended June 30, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other (expense) income in the condensed consolidated statements of operations. There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2019.

See Note 6 for additional information regarding investments.

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s condensed consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if the Company determines it is more likely than not that some portion or all of an asset may not be realized. Interest and penalties related to income tax matters are recognized in income tax expense.

See Note 11 for additional information regarding income taxes.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2020	2019	2020	2019

Net income	$60,360	$63,248	$133,153	$148,417
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	37,524	36,310	36,998	36,273
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	210	317	258	324
Denominator for diluted net income per share — weighted-average outstanding shares	37,734	36,627	37,256	36,597

Net income per share — basic	$1.61	$1.74	$3.60	$4.09
Net income per share — diluted	$1.60	$1.73	$3.57	$4.06

The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and a market condition, restricted stock units and awards of matching restricted stock units ("Matching RSUs") awarded under the Company's Management Stock Purchase Plan. Shares underlying unvested restricted stock awards that vest based on performance and market conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted net income per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Performance-based restricted stock awards	79	90	79	90
Anti-dilutive securities	70	99	83	120
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's Management Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$2,530	$2,560	$5,002	$4,618
Selling and marketing (excluding customer base amortization)	1,770	1,765	3,794	3,404
Software development	2,287	2,339	4,815	4,395
General and administrative	2,940	7,152	11,096	13,428
Total stock-based compensation expense (1)	$9,527	$13,816	$24,707	$25,845
__________________________
(1) Includes $0.7 million of expense related to the cash settlement of stock options in connection with the acquisition of Ten-X Holding Company, Inc. See Note 5 for details of the acquisition.
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

As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on four portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

•CoStar Suite Portfolio Segment - The CoStar Suite portfolio segment consists of two classes of trade receivables based on geographical location: CoStar Suite, North America and CoStar Suite, International.

•Information Services Portfolio Segment - The information services portfolio segment consists of four classes of trade receivables: Real Estate Manager; information services, North America; STR, US; and STR, International.

•Multifamily Portfolio Segment - The multifamily portfolio segment consists of one class of trade receivables.

•Commercial Property and Land Portfolio Segment - The commercial property and land portfolio segment consists of two classes of trade receivables: LoopNet and other commercial property and land online marketplaces.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

See Note 10 for additional information regarding the Company's revolving credit facility. See Note 15 for information regarding the Company's 2020 Credit Agreement and Senior Notes issuance.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on a prospective basis. The amounts related to the reclassification of franchise taxes from income from operations to income tax expense for the three and six months ended June 30, 2020 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on a prospective basis. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. This accounting standard replaced the prior incurred loss accounting model with a current expected credit loss approach. As of January 1, 2020, no cumulative transition adjustment was recorded to the beginning balance of retained earnings, as the adoption did not result in a higher allowance for credit losses under the CECL impairment model. The adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended June 30,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$157,793	$7,260	$165,053	$145,910	$6,915	$152,825
Information services	25,022	5,514	30,536	18,659	2,118	20,777
Online marketplaces
Multifamily	145,541	—	145,541	120,488	—	120,488
Commercial property and land	56,006	23	56,029	49,505	165	49,670
Total revenues	$384,362	$12,797	$397,159	$334,562	$9,198	$343,760

	Six Months Ended June 30,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$315,128	$14,881	$330,009	$286,883	$13,643	$300,526
Information services	50,712	12,206	62,918	35,250	4,377	39,627
Online marketplaces
Multifamily	283,001	—	283,001	234,756	—	234,756
Commercial property and land	112,968	110	113,078	96,910	366	97,276
Total revenues	$761,809	$27,197	$789,006	$653,799	$18,386	$672,185
Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2019	$70,620
Revenue recognized in the current period from the amounts in the beginning balance	(52,125)
New deferrals, net of amounts recognized in the current period	65,628
Effects of foreign currency	(773)
Balance at June 30, 2020(1)	$83,350
__________________________
(1) Deferred revenue is comprised of $80 million of current liabilities and $3 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

The Company had contract assets of $7 million and $4 million as of June 30, 2020 and December 31, 2019, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The Company recognized revenue of $2 million and $3 million from contract assets for the three and six months ended June 30, 2020, respectively.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commissions incurred	$21,174	$23,844	$43,611	$42,395
Commissions capitalized in the current period	(15,599)	(19,668)	(32,122)	(33,397)
Amortization of deferred commissions costs	14,915	13,143	29,662	25,550
Total commissions expense	$20,490	$17,319	$41,151	$34,548
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $281 million at June 30, 2020, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Six Months Ended June 30, 2020
	CoStar Suite	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$1,465	$4,548
Current-period provision for expected credit losses(1), (2)	7,046	2,975	3,677	1,990	15,688
Write-offs charged against the allowance, net of recoveries and other	(3,450)	(76)	(2,152)	(1,195)	(6,873)
Ending balance at June 30, 2020	$4,860	$3,523	$2,720	$2,260	$13,363
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the six months ended June 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. ACQUISITIONS

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation (“Ten-X”), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X (the “Merger”), with Ten-X surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X for a purchase price of $187 million in cash. Ten-X operates an online auction platform for commercial real estate. This acquisition is expected to enable the Company to create a new end-to-end commercial real estate platform, combining LoopNet and our online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Preliminary: June 24, 2020
Cash and cash equivalents	$3,290
Accounts receivable	131
Lease right-of-use assets	4,945
Goodwill	135,446
Intangible assets	58,000
Lease liabilities	(4,945)
Deferred tax liabilities	(4,810)
Other assets and liabilities	(4,697)
Fair value of identifiable net assets acquired	$187,360
The net assets of Ten-X were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject to the final determination of net working capital as of the acquisition date, intangibles valuation and the Company's assessment of certain tax matters. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$46,000	6	Accelerated
Technology	11,000	5	Straight-line
Other intangible assets	1,000	2	Straight-line
Total intangible assets	$58,000

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Ten-X acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Ten-X's operations; and (ii) any

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $135 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.

As of June 30, 2020, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, the expense was recognized in the post-combination period.

RentPath

On February 11, 2020, RentPath Holdings, Inc. (“RentPath”), certain direct or indirect wholly-owned subsidiaries of RentPath (together with RentPath, the “Sellers”), and, solely for the purposes set forth therein, CSGP Holdings, LLC (“CSGP”), an indirect wholly owned subsidiary of the Company ("Buyer") entered into an asset purchase agreement (the “Asset Purchase Agreement”) dated as of February 12, 2020. Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions set forth therein, CSGP agreed to acquire for $588 million in cash all of the equity interests of RentPath, as reorganized following an internal restructuring of the Sellers (“Reorganized RentPath") pursuant to and under the joint chapter 11 plan of reorganization of the Sellers and certain of their affiliates to be filed in the U.S. Bankruptcy Court for the District of Delaware. Under the terms of the Asset Purchase Agreement, the Company agreed to guarantee the full and timely performance of CSGP’s obligations under the Asset Purchase Agreement. The completion of the transaction is subject to customary conditions, including the expiration or termination of the applicable waiting period under applicable antitrust laws and bankruptcy approvals. On April 29, 2020, the Company and RentPath each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the acquisition. The FTC’s additional request extends the waiting period imposed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) until the parties complete the compliance process and the FTC has had an opportunity to review and engage with the parties on the substance of their submission. Bankruptcy court approval was obtained on June 9, 2020. On July 29, 2020, the Company exercised its option pursuant to the Asset Purchase Agreement to extend the Outside Date under that agreement for an additional three months in exchange for a maximum potential payment of $7.5 million. The Company continues to expect the acquisition to close on or before February 12, 2021. As required by the Asset Purchase Agreement, the Company paid a $59 million break fee into a cash escrow account. In the event the Asset Purchase Agreement is terminated under specified circumstances in which certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, this amount is not refundable to the Company. As the transaction had not closed as of June 30, 2020, the break fee is recorded as restricted cash within cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets.

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

Off Campus Partners, LLC Acquisition

On June 12, 2019, the Company acquired Off Campus Partners, LLC ("OCP"), a provider of student housing marketplace content and technology to U.S. universities for $16 million. The purchase agreement required an initial payment of $14 million, net of cash acquired, at the time of closing, with the remainder of the purchase price payable one year following the acquisition date, subject to offset for indemnification claims or adjustments to the purchase price after final determination of closing net working capital. During the three months ended June 30, 2020, the Company paid the remaining purchase price in full. As part of the acquisition, the Company recorded goodwill and intangibles assets of $8 million and $9 million, respectively. The net assets of OCP were recorded at their estimated fair value. Measurement period adjustments recognized in 2019 were not material.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company, STR and Ten-X as though the companies were combined as of January 1, 2018 and January 1, 2019, respectively. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018 and January 1, 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The unaudited pro forma financial information for the three and six months ended June 30, 2020 and 2019 combine the historical results of the Company, STR and Ten-X for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$406,107	$375,999	$810,745	$725,691
Net income	$50,373	$56,730	$120,240	$128,270
Net income per share - basic	$1.34	$1.56	$3.25	$3.53
Net income per share - diluted	$1.34	$1.55	$3.22	$3.51

Revenue and net income attributable to Ten-X from June 24, 2020 through June 30, 2020 were not material.

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

As of June 30, 2020, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3,252 million. As of June 30, 2020, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the six months ended June 30, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the six months ended June 30, 2020 included in other (expense) income on the Company's condensed consolidated statements of operations.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value as of June 30, 2020 and December 31, 2019.

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2020	2019	2020	2019

Cost of revenues	$2,846	$3,152	$5,740	$6,390
Software development	1,388	1,027	2,784	1,979
Selling and marketing (excluding customer base amortization)	2,550	2,179	5,089	4,370
General and administrative	1,176	950	2,350	1,242
Total operating lease costs	$7,960	$7,308	$15,963	$13,981
The impact of lease costs related to finance leases and short-term leases was not material for the three and six months ended June 30, 2020.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	June 30, 2020	December 31, 2019
Long-term lease liabilities	Lease and other long-term liabilities	$112,482	$120,153
Weighted-average remaining lease term in years		4.5	5.0
Weighted-average discount rate		3.8%	4.0%
Balance sheet information related to finance leases was not material as of June 30, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$17,689	$15,849
ROU assets obtained in exchange for lease obligations:
Operating leases	$11,124	$5,585

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Maturities of operating lease liabilities at June 30, 2020 were as follows (in thousands):

Remainder of 2020	$18,935
2021	34,477
2022	32,930
2023	31,433
2024	25,754
Thereafter	13,041
Total lease payments	156,570
Less imputed interest	(13,183)
Present value of lease liabilities	$143,387

8. GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2018	$1,573,088	$38,447	$1,611,535
Acquisitions, including measurement period adjustments(1)	165,272	102,532	267,804
Effect of foreign currency translation	—	2,681	2,681
Goodwill, December 31, 2019	1,738,360	143,660	1,882,020
Acquisitions, including measurement period adjustments(2)	135,765	113	135,878
Effect of foreign currency translation		(8,781)	(8,781)
Goodwill, June 30, 2020	$1,874,125	$134,992	$2,009,117
__________________________
(1) In connection with the acquisition of Cozy, during 2019 the Company recorded a measurement period adjustment which resulted in a $1 million reduction to the initial amount of goodwill of approximately $53 million.
(2) Goodwill for the six months ended June 30, 2020 includes Ten-X goodwill recorded during the three months ended June 30, 2020 and STR measurement period adjustments of $0.3 million and $0.1 million recorded during the three months ended March 31, 2020 to the North America and International reporting segments, respectively.
The Company recorded goodwill of approximately $135 million in connection with the June 24, 2020 acquisition of Ten-X, $262 million in connection with the October 22, 2019 acquisition of STR and approximately $8 million in connection with the June 2019 acquisition of OCP.
No impairments of the Company's goodwill were recognized during the three and six months ended June 30, 2020 and 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2020	December 31, 2019	Weighted- Average Amortization Period (in years)
Acquired technology and data	$115,983	$105,168	5
Accumulated amortization	(93,460)	(90,542)
Acquired technology and data, net	22,523	14,626
Acquired customer base	529,967	487,532	11
Accumulated amortization	(258,703)	(233,202)
Acquired customer base, net	271,264	254,330
Acquired trade names and other intangible assets	238,804	236,358	12
Accumulated amortization	(95,041)	(84,118)
Acquired trade names and other intangible assets, net	143,763	152,240
Intangible assets, net	$437,550	$421,196
No impairments of the Company's intangible assets were recognized during the three and six months ended June 30, 2020 and 2019.

10. LONG-TERM DEBT

On July 1, 2020, the Company entered into a second amended and restated credit agreement (the "2020 Credit Agreement"), which amended and restated in its entirety the 2017 Credit Agreement. See Note 15 for information regarding the Company's 2020 Credit Agreement and Senior Notes issuance and related debt issuance costs.

On October 19, 2017, the Company entered into an amended and restated credit agreement (the "2017 Credit Agreement"), which amended and restated in its entirety the then-existing credit agreement dated April 1, 2014. The 2017 Credit Agreement, through a syndicate of financial institutions as lenders and issuing banks, provided for a $750 million revolving credit facility with a term of five years, of which up to $20 million was available for the issuance of letters of credit. On March 25, 2020, the Company borrowed $745 million under the revolving credit facility. At June 30, 2020, $4.8 million of the revolving credit facility remained available.

The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of June 30, 2020 and December 31, 2019, which is required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews annually through January 31, 2025.

The loans under the 2017 Credit Agreement bore interest, at the Company’s option, of either (i) during any interest period selected by the Company, at the London interbank offered rate for deposits in U.S. dollars with a maturity comparable to such interest period, adjusted for statutory reserves (“LIBOR”), plus an initial spread of 1.25% per annum, subject to adjustment based on the Company’s First Lien Secured Leverage Ratio (as defined in the 2017 Credit Agreement) or (ii) at the greatest of (x) the prime rate from time to time announced by JPMorgan Chase Bank, N.A., (y) the New York Federal Reserve Bank rate, plus ½ of 1% and (z) LIBOR for a one-month interest period plus 1.00%, plus an initial spread of 0.25% per annum, subject to adjustment based on the Company’s First Lien Secured Leverage Ratio. If any principal or interest on any amount payable by the Borrower under the 2017 Credit Agreement was not paid when due, the applicable interest rate on overdue principal would increase by 2.00% per annum and any other overdue amount would bear interest at rate of 2.00% per annum plus the rate applicable to base rate revolving loans. The obligations under the 2017 Credit Agreement were guaranteed by all material subsidiaries of the Company and were secured by a lien on substantially all of the assets of the Company and its material subsidiaries, in each case subject to certain exceptions, pursuant to security and guarantee agreements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2017 Credit Agreement required the Company to maintain (i) a First Lien Secured Leverage Ratio not exceeding 3.50 to 1.00 and (ii) after the incurrence of additional indebtedness under certain specified exceptions in the 2017 Credit Agreement, a Total Leverage Ratio (as defined in the 2017 Credit Agreement) not exceeding 4.50 to 1.00. The 2017 Credit Agreement also included other covenants, including ones that, subject to certain exceptions, restricted the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates.

The Company had $745 million of debt outstanding at June 30, 2020 with a weighted average interest rate of 2.2% and no debt outstanding at December 31, 2019. Borrowings under the revolving credit facility are recorded on the Company's condensed consolidated balance sheets as long-term debt and were due in October 2022.

For the three and six months ended June 30, 2020 and 2019, the Company recognized interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on outstanding borrowings	$4,233	$—	$4,509	$—
Amortization of debt issuance costs	216	219	508	438
Commitment fees and other	37	478	641	991
Total interest expense	$4,486	$697	$5,658	$1,429
The Company had $2 million of deferred debt issuance costs in connection with the 2017 Credit Agreement included in deposits and other assets on the Company's condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

11. INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 22% and 21% for the three months ended June 30, 2020 and 2019, respectively, and 14% and 16% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 was primarily due to lower income before income taxes for the six months ended June 30, 2020, as well as an increase in excess tax benefits. The increase in the effective tax rate for the three months ended June 30, 2020 was primarily due to lower excess tax benefits for the three months ended June 30, 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act did not have a material impact on the Company's condensed consolidated financial statements for the six months ended June 30, 2020.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. SEGMENT REPORTING

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest expense (income) and other expense (income), loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$112,292	$95,001	$214,705	$210,269
International	(2,994)	(1,447)	(5,287)	(3,564)
Total EBITDA	$109,298	$93,554	$209,418	$206,705
The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$60,360	$63,248	$133,153	$148,417
Amortization of acquired intangible assets in cost of revenues	6,054	5,033	12,059	10,546
Amortization of acquired intangible assets in operating expenses	14,935	7,175	26,419	14,857
Depreciation and other amortization	6,990	6,546	13,757	13,010
Interest expense (income)	3,596	(4,678)	1,945	(8,890)
Other expense (income)	474	(538)	(367)	(539)
Income tax expense	16,889	16,768	22,452	29,304
EBITDA	$109,298	$93,554	$209,418	$206,705

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

        Summarized information by operating segment consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Property and equipment, net:
North America	$101,324	$103,383
International	2,992	4,146
Total property and equipment, net	$104,316	$107,529

Goodwill:
North America	$1,874,125	$1,738,360
International	134,992	143,660
Total goodwill	$2,009,117	$1,882,020

Assets:
North America	$6,260,750	$3,615,258
International	218,280	238,728
Total assets	$6,479,030	$3,853,986

Liabilities:
North America	$1,208,740	$402,759
International	45,969	45,634
Total liabilities	$1,254,709	$448,393

14. STOCKHOLDERS' EQUITY

Equity Offering

On May 28, 2020, the Company completed a public equity offering of 2,633,587 shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35.0 million of underwriting fees, commissions and other stock issuance costs. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, and the repurchase, redemption or retirement of securities, including the Company’s common stock.

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020, for further details on the Company's Stockholders' Equity.

15. SUBSEQUENT EVENTS

Senior Notes due 2030 and 2020 Credit Agreement

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company used a portion of the net proceeds from the issuance of the Senior Notes to repay outstanding borrowings under the 2017 Credit Agreement, and intends to use the remaining proceeds to fund all or a portion of the costs of any strategic acquisitions the Company pursues in the future, to finance the growth of the Company's business and for working capital and other general corporate purposes. Other general corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries and the repurchase, redemption or retirement of securities, including the Company’s common stock. In connection with the issuance of the Senior Notes, the Company incurred approximately $13.2 million in debt issuance costs, $3.2 million of which was accrued as of June 30, 2020 and recorded as deposits and other assets on the Company's condensed consolidated balance sheets.

On July 1, 2020, the Company also entered into the 2020 Credit Agreement, which amended, restated and replaced in its entirety the 2017 Credit Agreement. The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. On July 1, 2020, the Company repaid in full the balance on its existing $750 million revolving credit facility under the 2017 Credit Agreement using the proceeds from the issuance of the Senior Notes. Subject to certain conditions, on no more than five occasions, the Company may request increases in the amount of revolving commitments and/or the establishment of term commitments under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR (with a floor of 0%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case depending on the Company's Total Leverage Ratio (as defined in the 2020 Credit Agreement). LIBOR may not always be available to the Company as a base interest rate for borrowings under the credit facility. The 2020 Credit Agreement is scheduled to mature on July 1, 2025. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes of the Company and its restricted subsidiaries. In connection with the 2020 Credit Agreement, the Company incurred approximately $3.2 million in debt issuance costs, $0.5 million of which was accrued as of June 30, 2020 and recorded as deposits and other assets on the Company's condensed consolidated balance sheets.

Obligations under both the Senior Notes and the 2020 Credit Agreement are guaranteed on a senior unsecured basis by the domestic material wholly-owned subsidiaries of the Company. The terms of both the Senior Notes and the 2020 Credit Agreement also require that the Company comply with certain customary financial and non-financial covenants.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. On June 24, 2020, we acquired Ten-X Holding Company, Inc and its subsidiaries ("Ten-X"), which provide a leading platform for conducting commercial real estate online auctions and negotiated bids primarily for distressed properties. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of this acquisition.

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

Our primary brands include CoStar, LoopNet, Apartments.com, STR, Ten-X, BizBuySell and LandsofAmerica. We also provide other services that complement those offered through our primary brands. These include real estate and lease management solutions, lease administration and abstraction services through our CoStar Real Estate Manager service offerings; and market research, consulting and analysis, portfolio and debt analysis, and management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings. Our principal service offerings are discussed in more detail below.

Impact of the COVID-19 Pandemic

A novel strain of coronavirus known as "COVID-19" was first identified in Wuhan, China in December 2019, and was subsequently declared a pandemic by the World Health Organization on March 11, 2020. COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The full impact of the COVID-19 pandemic is unknown. The COVID-19 pandemic did not materially affect the Company's condensed consolidated financial statements for the three and six months ended June 30, 2020.

We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. To protect the health and safety of our employees and to help stop the spread of the disease, we shifted to a digital, remote workplace in mid-March 2020. As of that time, nearly all of our employees began to work from home and continue to do so as of the date of this filing. We have temporarily shifted certain employees’ job responsibilities so they can work from home, and modified our in-person research and sales processes so that they can be conducted safely and in compliance with social distancing guidelines to protect our employees, our customers and our communities. We believe our employees are operating at near normal levels of productivity in this digital environment. We continue to monitor events related to the pandemic, as well as the guidelines and mandates provided by governmental and health authorities. We plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances.

In connection with the shift to work from home, we incurred and may continue to incur expenses to help employees perform their jobs effectively and securely. In preparation for an eventual return to work in the office, we have also incurred and expect to continue to incur expenses to help protect the health and safety of our employees and visitors. In response to the COVID-19 pandemic, we have also taken steps to manage our costs including minimizing hiring to essential positions, restricting business travel and canceling in-person marketing events. We expect to continue these steps and, therefore, to see these cost savings in the second half of the year. Overall, the increased spend related to COVID-19 has not been material and has had minimal impact as these expenses have been offset by the cost savings. As the situation evolves, we may implement additional cost reductions.

Current general economic conditions in the U.S. and the world as a result of the COVID-19 pandemic are negatively affecting business operations for our clients and are expected to result in business consolidations and, in certain circumstances, failures. In general, customers are seeking to reduce expenses as a result of current economic conditions. The extent and duration of any future continued weakening of the global economy is unknown. There can be no assurance that any of the governmental or private sector initiatives designed to strengthen the U.S. and other economies will ultimately be successful or available to us and our customers, and, if successful, when the benefits will be available or seen. Because of the rapidly evolving nature of the COVID-19 pandemic and responses to it by, and the impact on, global economies, our revenue or earnings forecasts may not prove to be accurate. Any expected changes in financial results discussed in this report, including any expected impact of COVID-19, are based on our current observations and experience and involve estimates and assumptions. As the extent and duration of the impacts from COVID-19 remain unclear, the Company's estimates and assumptions may evolve as conditions change. Our current observations and past experience and results may not be an indicator of ongoing trends or future results, and actual results could differ significantly from our estimates and expectations.

Our near-term revenues are relatively predictable as a result of our subscription-based business model; however, we expect that we will continue to experience the effects of the COVID-19 pandemic on our business, results of operations and overall financial performance. Such effects may include, among others, a decrease in new customer sales and increases in customer cancellations, suspensions, service reductions and failures to pay or delays in payments of amounts owed to us. We are more likely to incur asset impairment charges or restructuring charges, or increase our allowance for credit losses, as a result of this crisis and related economic downturn, which could adversely affect our results of operations. The amount and frequency of such actions will be affected by the severity and duration of the COVID-19 pandemic. We experienced an increase in customer requests for cancellations and suspensions towards the end of the first quarter of 2020 that continued through May 2020; however, those requests have eased since then. We also increased our allowance for credit loss during the first half of 2020 as a result of increased write-off trends as well as additional reserves for customers with higher credit risk. Due to the uncertainty associated with the COVID-19 pandemic, we will continue to monitor customer behavior and its impact on our results of operations. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the "Comparison of Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019" below for further discussion.

Our recent equity offering of common stock completed in May 2020 and our offering of Senior Notes and amendment and restatement of our credit facility completed in early July 2020 strengthened our liquidity position. See Note 14 and Note 15 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the “Development, Investments and Expansion” below for further discussion of our recent equity and Senior Notes offerings and the 2020 Credit Agreement. Overall, we have not experienced significant COVID-19 related impacts that would affect our ability to access funding on reasonably similar terms as were available to the Company previously. We discuss the current and potential impact of select provisions of the CARES Act (defined below) in our liquidity discussion.

Service Offerings

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property®, CoStar COMPS®, CoStar Market Analytics, CoStar Tenant®, CoStar Lease Comps and CoStar Public Record through our online and mobile applications. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, and industry news. Our commercial real estate sales force is responsible for selling multiple product lines, including CoStar Suite and LoopNet. Sales initiatives commenced in late 2019 shifted the focus of our sales force to sales of LoopNet Signature Ads, a premium listing service. As a result of this shift, as well as the continued impact of COVID-19 on our current and potential customer base, we currently anticipate CoStar Suite revenue growth rates to decline through the end of the year.

Information services. We provide real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Sales of CoStar Real Estate Manager represent a significant portion of our information services revenue. CoStar Real Estate Manager's revenue growth rates increased significantly in 2018 as new clients adopted, and existing clients expanded their use of, CoStar Real Estate Manager to manage compliance with new lease accounting and reporting requirements that became effective for public companies for financial reporting periods beginning after December 15, 2018. CoStar Real Estate Manager continued to experience high growth rates throughout 2019. In the first half of 2020, growth rates began to decline as the surge of the demand eased as companies passed the implementation date for the new requirements and customer behavior began to change in response to economic conditions, including potential delays in implementation of new services resulting in reduction of implementation fees. Accordingly, we expect the growth rate for CoStar Real Estate Manager to continue to decline throughout the year relative to 2019 growth rates.

On October 22, 2019, we acquired STR and we now also provide STR’s complementary benchmarking and analytics services to the hospitality industry. Sales of STR also represent a significant portion of our information services revenue. STR sells the majority of its services on a subscription basis, but also has one-time or ad hoc transaction fee revenues. The hospitality industry has been severely impacted by COVID-19. As a result, we have experienced and expect to continue to experience some impact to the revenue growth rates for STR, particularly as a result of a decline in ad hoc transaction fee revenues as customers delay purchases. We've offered payment extensions to certain customers of STR, and we will continue to monitor customer behavior and any resulting impact to our financial condition and results of operations. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of this acquisition.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC ("OCP"). Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. On June 12, 2019, we acquired OCP, a provider of student housing marketplace content and technology to U.S. universities. We continue to integrate OCP and the services they offer into our Apartments.com network. Multifamily sales have not been adversely impacted by the COVID-19 pandemic in the first half of 2020, and tenants, property owners and landlords continued to transact in our digital environment. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the OCP acquisition.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. Loopnet.com represents a majority of the commercial property and land revenue. As part of our rebuild and launch of the LoopNet Signature Ads product, we rolled out new ad packages in the fourth quarter of 2019 and shifted the focus of our commercial real estate sales force to LoopNet Signature Ads. As a result, the growth rate increased in the fourth quarter of 2019 and in the first quarter of 2020. As a result of COVID-19 and its impact on the commercial real estate industry, LoopNet.com sales volumes began to decline in the second half of March 2020, and continued to decline through May 2020. In June 2020, we saw cancellations decline to pre-pandemic levels and some recovery in sales volume. Overall, we expect the revenues in commercial property and land to increase primarily due to revenue from our newly acquired online auction platform, Ten-X. Our BizBuySell.com network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which include LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell.com network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale.

As of June 30, 2020 and 2019, our net bookings of subscription-based services on all contracts were approximately $35 million and $59 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. The factors resulting in this year-over-year change are discussed above. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the six months ended June 30, 2020 and 2019, our contract renewal rates for existing CoStar subscription-based services on annual contracts were approximately 89% and 90%, respectively, and therefore our cancellation rate for those services for the same periods were approximately 11% and 10%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline in light of COVID-19 developments and the resulting negative economic conditions leading to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities for 2020 as described below while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for property owners, property managers and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for the second half of 2020 include:

•Integrating recently completed acquisitions, including STR and Ten-X, with our business operations. We plan to consolidate STR data and services with CoStar Suite to create an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We also plan to begin the integration of the Ten-X platform into both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users.

•Continuing to invest in the LoopNet marketplace by enhancing the content on the site (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Signature Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. To support the LoopNet marketplace, we implemented training and incentive programs for our sales team to increase sales of LoopNet Signature Ads, with a focus on property owners.

•Continuing to invest in CoStar Suite, including capabilities that allow us to broaden the reach of CoStar Suite in Europe by offering multiple languages and currencies on the platform. We plan to enhance CoStar Suite by making additional investments in analytical capabilities focused on owners and lenders of commercial real estate. In addition, we plan to invest in the technology and infrastructure of our other existing service offerings including CoStar Real Estate Manager in order to leverage data and technology across our platforms.

•Continuing to develop, improve and market our recently launched Apartments.com service offerings that focus on the digital rental experience and enable renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We seek user feedback and continue to aggressively market our multifamily listing services in an effort to provide more value to advertisers and, in turn, to attract advertisers. Our marketing investment is focused on search engine marketing and enhanced brand awareness. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend as we deem appropriate.

•Obtaining necessary regulatory approvals to close the pending acquisition of RentPath and integrating RentPath with the Apartments.com network post-closing. On February 11, 2020, a wholly owned subsidiary of the Company entered into an agreement to acquire for $588 million in cash all of the equity interests of RentPath Holdings, Inc., as reorganized following an internal restructuring pursuant to and under the joint chapter 11 plan of reorganization of RentPath and certain of its subsidiaries. The completion of the transaction is subject to customary conditions, including the expiration or termination of the applicable waiting period under applicable antitrust laws and bankruptcy approvals. On April 29, 2020, the Company and RentPath each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the acquisition. The FTC’s additional request extends the waiting period imposed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) until the parties complete the compliance process and the FTC has had an opportunity to review and engage with the parties on the substance of their submission. Bankruptcy court approval was obtained on June 9, 2020. On July 29, 2020, the Company exercised its option pursuant to the asset purchase agreement for the RentPath acquisition to extend the Outside Date under that agreement for an additional three months in exchange for a maximum potential payment of $7.5 million. The Company continues to expect the acquisition to close on or before February 12, 2021, subject to expiration or termination of the applicable waiting period under the HSR Act and the satisfaction or waiver of all closing conditions. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

To support our continued expansion and development, we recently completed a public equity offering, a senior notes offering and the refinancing of our revolving credit facility. In May 2020, we completed a public equity offering of 2,633,587 shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35.0 million of underwriting fees, commissions and other stock issuance costs. We expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in our subsidiaries, and the repurchase, redemption or retirement of securities, including our common stock.

On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. We may redeem the Senior Notes in whole or in part (a) at any time prior to April 15, 2030, at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030, at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. We used a portion of the net proceeds from the issuance of the Senior Notes to repay outstanding borrowings under the 2017 Credit Agreement, and we intend to use the remaining proceeds to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes.

On July 1, 2020, we also entered into a second amended and restated credit agreement (the “2020 Credit Agreement”), which amended and restated in its entirety our existing credit agreement (the "2017 Credit Agreement"). The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. On July 1, 2020, we repaid the outstanding borrowings under our existing $750 million revolving credit facility pursuant to the 2017 Credit Agreement using the proceeds from the issuance of the Senior Notes. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes. The 2020 Credit Agreement, along with the proceeds from the May equity offering, the July Senior Notes offering and cash generated by our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise. See Note 14 and

Note 15 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income before interest (expense) income and other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share. EBITDA is our net income before interest (expense) income and other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. We may disclose adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest (expense) income and other (expense) income, income taxes, stock-based compensation expenses, acquisition- and integration-related costs for pending and completed acquisitions, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of financial items that have been excluded from net income to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income:

•Amortization of acquired intangible assets in cost of revenues may be useful for investors to consider because it represents the diminishing value of any acquired trade names and other intangible assets and the use of our acquired technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•Amortization of acquired intangible assets in operating expenses may be useful for investors to consider because it represents the estimated attrition of our acquired customer base. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•Depreciation and other amortization may be useful for investors to consider because they generally represent the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•The amount of interest (expense) income and other (expense) income we generate and incur may be useful for investors to consider and may result in current cash inflows and outflows. However, we do not consider the amount of interest (expense) income and other (expense) income to be a representative component of the day-to-day operating performance of our business.

•Income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

•The amount of loss on our debt extinguishment may be useful for investors to consider because it generally represents losses from the early extinguishment of debt. However, we do not consider the amount of the loss on debt extinguishment to be a representative component of the day-to-day operating performance of our business.

Set forth below are descriptions of additional financial items that have been excluded from EBITDA to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income:

•Stock-based compensation expense may be useful for investors to consider because it represents a portion of the compensation of our employees and executives. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•The amount of acquisition- and integration-related costs for pending and completed acquisitions incurred may be useful for investors to consider because such costs generally represent professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs for pending and completed acquisitions to be a representative component of the day-to-day operating performance of our business.

•The amount of settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters or impairments on acquired intangible assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in a contract or a change in the makeup of our properties or personnel. We do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$60,360	$63,248	$133,153	$148,417
Amortization of acquired intangible assets in cost of revenues	6,054	5,033	12,059	10,546
Amortization of acquired intangible assets in operating expenses	14,935	7,175	26,419	14,857
Depreciation and other amortization	6,990	6,546	13,757	13,010
Interest expense (income)	3,596	(4,678)	1,945	(8,890)
Other expense (income)	474	(538)	(367)	(539)
Income tax expense	16,889	16,768	22,452	29,304
EBITDA	$109,298	$93,554	$209,418	$206,705

Net cash flows provided by (used in)
Operating activities	$117,182	$85,073	$248,646	$233,567
Investing activities	(189,719)	(18,679)	(187,025)	(28,108)
Financing activities	1,691,207	(1,035)	2,416,358	(7,653)

Comparison of Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019

The following table provides a comparison of our selected consolidated results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$165,053	$152,825	$12,228	8%
Information services	30,536	20,777	9,759	47
Multifamily	145,541	120,488	25,053	21
Commercial property and land	56,029	49,670	6,359	13
Total revenues	397,159	343,760	53,399	16
Cost of revenues	74,040	71,918	2,122	3
Gross profit	323,119	271,842	51,277	19
Operating expenses:
Selling and marketing (excluding customer base amortization)	130,461	119,075	11,386	10
Software development	39,001	28,455	10,546	37
General and administrative	57,403	42,337	15,066	36
Customer base amortization	14,935	7,175	7,760	NM
Total operating expenses	241,800	197,042	44,758	23
Income from operations	81,319	74,800	6,519	9
Interest (expense) income	(3,596)	4,678	(8,274)	NM
Other (expense) income	(474)	538	(1,012)	NM
Income before income taxes	77,249	80,016	(2,767)	(3)
Income tax expense	16,889	16,768	121	1
Net income	$60,360	$63,248	$(2,888)	(5)
__________________________
NM - Not meaningful
Revenues. Revenues increased to $397 million for the three months ended June 30, 2020, from $344 million for the three months ended June 30, 2019. The $53 million increase was attributable to increases in revenues for several of our services, including, a $25 million, or 21%, increase in multifamily revenue. The increase in multifamily revenues was primarily due to higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages. CoStar Suite revenues increased $12 million, or 8%, primarily due to renewal price increases from prior periods. Information services revenue increased $10 million, or 47%, primarily due to revenue of $12 million from the acquisition of STR, partially offset by a decrease in revenue from Real Estate Manager of $1 million. Commercial property and land revenue increased $6 million, or 13%, primarily due to growth in our LoopNet online marketplace services as a result of stronger pricing as compared to the prior year.

Gross Profit. Gross profit increased to $323 million for the three months ended June 30, 2020, from $272 million for the three months ended June 30, 2019, and the gross profit percentage was 81% for the three months ended June 30, 2020, compared to 79% for the three months ended June 30, 2019. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $2 million, or 3%, primarily due to higher personnel costs and intangible asset amortization of $1 million each, primarily due to the acquisition of STR.

Selling and Marketing Expenses. Selling and marketing expenses increased to $130 million for the three months ended June 30, 2020, from $119 million for the three months ended June 30, 2019. The $11 million increase was primarily attributable to a $9 million increase in personnel costs driven by increased headcount, primarily due to additional sales personnel and the acquisition of STR, as well as higher sales commissions. The increase was also due to an additional $12 million in search engine marketing primarily for multifamily, as well as, a $3 million increase in other forms of marketing, partially offset by a $10 million decrease in events spending and a $4 million decrease in travel and entertainment expense.

Software Development Expenses. Software development expenses increased to $39 million for the three months ended June 30, 2020, from $28 million for the three months ended June 30, 2019, and increased as a percentage of revenues to 10% for the three months ended June 30, 2020 from 8% for the three months ended June 30, 2019. The $11 million increase in the amount of software development expense was primarily due to a $9 million increase in personnel costs as a result of increased headcount to enhance our product offerings, including $2 million due to the acquisition of STR, as well as a $1 million increase in supplies and office services costs and a $1 million increase in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $57 million for the three months ended June 30, 2020, from $42 million for the three months ended June 30, 2019, and increased as a percentage of revenues to 14% for the three months ended June 30, 2020 from 12% for the three months ended June 30, 2019. The $15 million increase in the amount of general and administrative expense was primarily due to a $6 million increase in credit loss expense primarily due to the Company's expectation that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, a $4 million increase in personnel costs as a result of increased headcount as a result of the acquisition of STR, and a $4 million increase in professional services driven by acquisitions.

Customer Base Amortization Expense. Customer base amortization expense increased to $15 million for the three months ended June 30, 2020 from $7 million for the three months ended June 30, 2019, and increased as a percentage of revenues to 4% for the three months ended June 30, 2020 from 2% for the three months ended June 30, 2019. The increase in customer base amortization expense was primarily due to the STR acquisition.

Interest (Expense) Income. Interest (expense) income was a net expense of $4 million for the three months ended June 30, 2020 as compared to net income of $5 million for the three months ended June 30, 2019. The decrease was primarily due to interest expense of $4 million for the three months ended June 30, 2020 related to the $745 million draw on our revolving credit facility in the first quarter of 2020, as well as, a decrease of $5 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other (Expense) Income. Other (expense) income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the three months ended June 30, 2020 and June 30, 2019.

Income Tax Expense. Income tax expense remained consistent at $17 million for the three months ended June 30, 2020 and the three months ended June 30, 2019 as a result of consistent pre-tax book income for each period.

Comparison of Business Segment Results for Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest (expense) income and other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased to $384 million for the three months ended June 30, 2020, from $335 million for the three months ended June 30, 2019. The increase in North America revenues was primarily due to a $25 million increase in multifamily revenues driven by higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages, and increases in CoStar Suite revenues of $12 million, primarily due to renewal price increases in prior periods. There were also increases of $6 million in both commercial property and land and information services. The information services increase was primarily due to growth in our LoopNet service offering, and to a lesser extent, the acquisition of STR. International revenues increased to $13 million for the three months ended June 30, 2020, from $9 million for the three months ended June 30, 2019. The increase in International revenues was primarily due to the acquisition of STR.

Segment EBITDA. North America EBITDA increased to $112 million for the three months ended June 30, 2020, from $95 million for the three months ended June 30, 2019. The increase in North America EBITDA was primarily due to an increase in revenues, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the three months ended June 30, 2020 was a loss of $3 million, as compared to a loss of $1 million for the three months ended June 30, 2019, as a result of increases in personnel and general and administrative costs due to the acquisition of STR.

Comparison of Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019

The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$330,009	$300,526	$29,483	10%
Information services	62,918	39,627	23,291	59
Multifamily	283,001	234,756	48,245	21
Commercial property and land	113,078	97,276	15,802	16
Total revenues	789,006	672,185	116,821	17
Cost of revenues	152,949	143,071	9,878	7
Gross profit	636,057	529,114	106,943	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	255,568	207,169	48,399	23
Software development	80,611	56,383	24,228	43
General and administrative	116,276	82,413	33,863	41
Customer base amortization	26,419	14,857	11,562	78
Total operating expenses	478,874	360,822	118,052	33
Income from operations	157,183	168,292	(11,109)	(7)
Interest (expense) income	(1,945)	8,890	(10,835)	NM
Other income	367	539	(172)	(32)
Income before income taxes	155,605	177,721	(22,116)	(12)
Income tax expense	22,452	29,304	(6,852)	(23)
Net income	$133,153	$148,417	$(15,264)	(10)
__________________________
NM - Not meaningful
Revenues. Revenues increased to $789 million for the six months ended June 30, 2020, from $672 million for the six months ended June 30, 2019. The $117 million increase was attributable to increases in revenues for several of our services, including, a $48 million, or 21%, increase in multifamily revenue. The multifamily increase was due to higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages. CoStar Suite revenues increased $29 million, or 10%, primarily due to renewal price increases from prior periods, and to a lesser extent, higher sales volume. Information services revenue increased $23 million, or 59%, primarily due to revenue of $26 million from the acquisition of STR, partially offset by a decrease in revenue from Real Estate Manager of $2 million. Commercial property and land revenue increased $16 million, or 16%, primarily due to growth in our LoopNet online marketplace services of $15 million as a result of stronger pricing as compared to the prior year and, to a lesser extent, growth in our land and business for-sale services of $1 million.

Gross Profit. Gross profit increased to $636 million for the six months ended June 30, 2020, from $529 million for the six months ended June 30, 2019, and the gross profit percentage was 81% for the six months ended June 30, 2020, compared to 79% for the six months ended June 30, 2019. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues of $10 million, or 7%, primarily due to higher personnel costs of $5 million, including $4 million from the acquisition of STR, additional merchant fees of $5 million, IT equipment of $2 million and software maintenance costs of $1 million, partially offset by lower data and content costs of $4 million during the current year.

Selling and Marketing Expenses. Selling and marketing expenses increased to $256 million for the six months ended June 30, 2020, from $207 million for the six months ended June 30, 2019. The $48 million increase was attributable to a $28 million in search engine marketing, primarily for multifamily, and a $21 million increase in personnel costs driven by increased headcount, primarily due to additional sales personnel and the acquisition of STR, partially offset by a decrease of $1 million in other forms of marketing.

Software Development Expenses. Software development expenses increased to $81 million for the six months ended June 30, 2020, from $56 million for the six months ended June 30, 2019, and increased as a percentage of revenues to 10% for the six months ended June 30, 2020 from 8% for the six months ended June 30, 2019. The $24 million increase in the amount of software development expense was primarily due to a $21 million increase in personnel costs as a result of increased headcount to enhance our product offerings, including $4 million due to the acquisition of STR, as well as a $1 million increase in supplies and office services costs and a $1 million increase in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $116 million for the six months ended June 30, 2020, from $82 million for the six months ended June 30, 2019, and increased as a percentage of revenues to 15% for the six months ended June 30, 2020 from 12% for the six months ended June 30, 2019. The $34 million increase in the amount of general and administrative expense was primarily due to a $14 million increase in personnel costs as a result of increased headcount, including $9 million as a result of the acquisition of STR, a $10 million increase in credit loss expense primarily due to the Company's expectations that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, a $6 million increase in professional services related to acquisitions, and, to a lesser extent, additional increases in both software and equipment and occupancy costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $26 million for the six months ended June 30, 2020 from $15 million for the six months ended June 30, 2019, and increased as a percentage of revenues to 3% for the six months ended June 30, 2020 from 2% for the six months ended June 30, 2019. The increase in customer base amortization expense was primarily due to the STR acquisition.

Interest (Expense) Income. Interest (expense) income was a net expense of $2 million for the six months ended June 30, 2020, as compared to net income of $9 million for the six months ended June 30, 2019. The $11 million change was primarily due to an increase in interest expense of $4 million for the six months ended June 30, 2020 related to the $745 million draw on our revolving credit facility in the first quarter of 2020, as well as, a decrease of $7 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other Income. Other income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the six months ended June 30, 2020 and June 30, 2019.

Income Tax Expense. Income tax expense decreased to $22 million for the six months ended June 30, 2020 from $29 million for the six months ended June 30, 2019. The $7 million decrease was primarily due to lower income before income taxes for the six months ended June 30, 2020, as well as, an increase in excess tax benefits.

Comparison of Business Segment Results for Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019

Segment Revenues. North America revenues increased to $762 million for the six months ended June 30, 2020, from $654 million for the six months ended June 30, 2019. The increase in North America revenues was primarily due to a $48 million increase in multifamily revenues driven by higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages, and increases in CoStar Suite revenues of $28 million primarily due to renewal price increases in prior periods, and to a lesser extent, higher sales volume. There were also increases of $16 million and $15 million in commercial property and land and information services, respectively, primarily due to growth in our LoopNet service offering, and to a lesser extent, the acquisition of STR. International revenues increased to $27 million for the six months ended June 30, 2020, from $18 million for the six months ended June 30, 2019. The increase in International revenues was primarily due the acquisition of STR and further growth of our subscription-based services.

Segment EBITDA. North America EBITDA increased to $215 million for the six months ended June 30, 2020, from $210 million for the six months ended June 30, 2019. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA decreased to a loss of $5 million for the six months ended June 30, 2020 from a loss of $4 million for the six months ended June 30, 2019, primarily as a result of increased personnel and general and administrative costs.

Liquidity and Capital Resources

Our principal sources of ongoing liquidity are cash and cash equivalents from operations. Total cash and cash equivalents increased to approximately $3.5 billion as of June 30, 2020, compared to cash and cash equivalents of approximately $1.1 billion as of December 31, 2019. The increase in cash and cash equivalents for the six months ended June 30, 2020 was primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as, borrowings of $745 million under our revolving credit facility. In addition, the increase was due to net cash generated from operations of $249 million, partially offset by cash paid for acquisitions, net of cash acquired, of $185 million.

Net cash provided by operating activities for the six months ended June 30, 2020 was approximately $249 million compared to approximately $234 million for the six months ended June 30, 2019. The $15 million increase was primarily due to an increase in net income excluding certain non-cash expenses such as depreciation and amortization and credit loss expense, partially offset by changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $187 million compared to approximately $28 million of cash used in investing activities for the six months ended June 30, 2019. The $159 million increase in cash used in investing activities was primarily due to an increase in cash paid for acquisitions, net of cash acquired, of $171 million as a result of the acquisition of Ten-X for $185 million during the six months ended June 30, 2020 as compared to $14 million used in the six months ended June 30, 2019. The increase was partially offset by proceeds from the sale of our ARS investments of $10 million, as well as, a decrease in capital expenditures to $13 million compared to $14 million in the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $2.4 billion  compared to approximately $8 million used in financing activities for the six months ended June 30, 2019. The $2.4 billion increase is primarily due to proceeds from our equity offering, net of transaction costs, of $1.7 billion, as well as, borrowings of $745 million under our revolving credit facility. The Company expected to use the borrowings under the revolving credit facility to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business and for working capital and other general corporate purposes. The increased cash position allows for greater financial flexibility in light of ongoing uncertainty in the global markets resulting from the COVID-19 pandemic. See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the revolving credit facility.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, our level of acquisition activity or other strategic transactions, and the future impact of the COVID-19 pandemic. To date, we have grown in part by acquiring other companies, and we expect to continue to make other acquisitions in the future. For example, on June 24, 2020, we acquired Ten-X for a purchase price of $187 million in cash. On February 11, 2020, our wholly owned subsidiary entered into a purchase agreement to acquire all of the equity interests of reorganized RentPath, following an internal restructuring pursuant to a chapter 11 plan of reorganization, for $588 million in cash. On July 29, 2020, the Company exercised its option pursuant to the asset purchase agreement for the RentPath acquisition to extend the Outside Date under that agreement for an additional three months in exchange for a maximum potential payment of $7.5 million. In accordance with the purchase agreement, we paid $59 million into a cash escrow account. In the event the agreement is terminated under specified circumstances in which certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, the amount paid into escrow will not be refunded to us. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

In May 2020, we completed a public equity offering of 2,633,587 shares of common stock for $655 per share and on July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes, entered into the 2020 Credit Agreement, which amended and restated in its entirety the 2017 Credit Agreement, and repaid in full the balance on the existing $750 million revolving credit facility under the 2017 Credit Agreement. For further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement, see “—Overview—Development, Investments and Expansion” and Note 15 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

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

As permitted under the CARES Act, we deferred approximately $21 million in income tax payments due in the second quarter, to the third quarter of 2020, and we are deferring payroll taxes due in 2020 to 2021 and 2022.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our available cash combined with positive cash flows provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future is dependent upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the length and severity of the economic downturn associated with the COVID-19 pandemic, related disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the pandemic subsidies; sales of our services; and collection of accounts receivables. We plan to continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:

•Long-lived assets, intangible assets and goodwill
•Revenue recognition
•Income taxes
•Business combinations

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements, including the expected dates of adoption.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the third quarter and full year of 2020 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for the second half of 2020, trends in customer behavior, effective tax rate, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings, integration and anticipated benefits of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, planned sales and marketing activities and investments, the impact or results of sales initiatives, product integrations, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility under the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, deferral of tax payments, and sources and adequacy of liquidity. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the pandemic subsides; commercial real estate market conditions; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; our ability to identify and acquire additional acquisition candidates; the possibility that the acquisition of RentPath does not close when expected or at all; the risk that the bankruptcy process may cause greater business disruption for RentPath than expected; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, Ten-X and RentPath, on a timely basis or at all; our ability to combine acquired businesses, successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans and operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including retention of employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; and successful adoption of and training on our services; competitive conditions; and the availability of capital.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2020, revenues denominated in foreign currencies was approximately 4% and 5%, respectively, of total revenue. For the three and six months ended June 30, 2020, our revenues would have decreased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2020, our revenues would have increased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2020, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $20 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2020. As of June 30, 2020, we had $3.5 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions. We are subject to interest rate market risk in connection with our new revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. A one-eighth percent increase or decrease in interest rates under our 2020 Credit Agreement (assuming the revolving credit facility is fully drawn), as of June 30, 2020 would have had an impact of approximately $1.0 million on interest expense per year. As of June 30, 2020, as the 2020 Credit Agreement was not in existence, we did not have any borrowings thereunder. See Note 15 to the accompanying Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.4 billion of goodwill and intangible assets as of June 30, 2020. As of June 30, 2020, we believe our intangible assets will be recoverable; however, changes in the economy, including due to the COVID-19 pandemic, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 and were operating at a reasonable assurance level.

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

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

Except as updated below and in our Quarterly Report for the period ended March 31, 2020, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our business and results of operations have been and will be, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse and continue for an unknown period of time. The global spread of COVID-19 has created significant economic volatility, uncertainty and disruption around the world. The extent to which COVID-19 will further impact our business, operations and financial results, including the duration and magnitude of such impact, is uncertain and will depend on numerous rapidly evolving factors that we cannot accurately predict including, among others:

•the length and severity of the pandemic;
•the negative impact on global and regional economies, credit markets and economic activity;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the impact of business disruptions and reductions in employment levels and the level of consumer confidence in the economy on our clients and the resulting impact on their demand for our services and solutions;
•business consolidations or failures among businesses that we serve;
•our clients’ ability to pay for our services and solutions and our ability to collect payment for services provided;
•our ability to market, develop, provide, and train clients on the use of our services and solutions, including as a result of our employees or our clients’ employees working remotely, worker absenteeism or decreased productivity, quarantines, social distancing or other travel or health-related restrictions;
•the pace and extent of economic recovery following the COVID-19 pandemic, including recovery in the real estate industry in particular
•increased costs of additional safety procedures and increased technology-related expenses to provide for business continuity; and
•increased cyber security risk, data accessibility concerns, and susceptibility to communication disruptions because our employees and employees of our clients are working remotely.

As a result of COVID-19 and its impact on global economic conditions, including the commercial real estate industry, towards the end of the first quarter and in the first two months of the second quarter of 2020, we saw an increase in customer requests for cancellations or suspensions and a reduction in new customer sales. We may see additional requests as current conditions are causing customers to reduce expenses and prolong the decision making time before entering a contract for third party services, which may lead to fewer of our services being purchased or service cancellations. The extent and duration of any future continued weakening of the economy is unknown, and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful or available to us and our customers, and if successful, when the benefits will be seen. We expect that cancellations or suspensions, reductions of services and failures to pay amounts due to us may increase at any time while the economic impact of the pandemic and the response to the pandemic impacts our customer base. We compete against many other commercial real estate information and marketing service providers for business. If cancellations, reductions of services and failures to pay increase and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues will decline and our profitability will be adversely affected.

As a business, we have experienced and may continue to experience challenges, including increased costs, as we pivot our employee base and their work locations and hours as deemed necessary to respond to COVID-19 in an effort to protect the health and well-being of our employees, customers and community. Any actual or perceived failure to comply with government orders, rules, laws or regulations as a result of changes in our operations in response to COVID-19 could subject us to investigations, claims, fines and other penalties, which in turn could adversely affect our business.

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

We have a significant amount of indebtedness, which could decrease our business flexibility and adversely affect our business, financial condition, and results of operations. As of July 1, 2020, we had approximately $1 billion of Senior Notes outstanding and an additional approximately $750 million available to be drawn under the 2020 Credit Agreement. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2020 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Senior Notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.

The 2020 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our domestic subsidiaries to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) merge or consolidate with another person, and (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets.

In addition, the 2020 Credit Agreement requires us to comply with a maintenance covenant that we will not exceed a total net leverage ratio, calculated as total consolidated debt, net of up to $1.0 billion of unrestricted cash and cash equivalents, to consolidated EBITDA, of 4.50 to 1.00. The operating restrictions and financial covenants in the 2020 Credit Agreement may limit our ability to finance future operations or capital needs, to engage in other business activities or to respond to changes in market conditions. Our ability to comply with any financial covenants could be affected materially by events beyond our control, and we may be unable to satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing on a timely basis or at all, or on favorable terms.

A breach of the covenants under the 2020 Credit Agreement or the indenture that governs the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration provision applies. In the event the holders of the Senior Notes or our other debt accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our borrowings under the 2020 Credit Agreement will carry a variable interest rate based on the Euro Interbank Offered Rate (“EURIBOR”) or the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Company may need or seek to negotiate with its lenders for an alternative rate. The Company may not be able to agree with its lenders on a replacement reference rate that is as favorable as LIBOR, which may increase in the cost of our borrowings under the New Credit Facility.

Our indebtedness increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits our ability to borrow additional funds; and may limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital or result in the loss of certain covenant suspension . Although our debt currently has an investment grade rating, any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

In addition, the 2020 Credit Agreement also provides that, during any period of time in which we have obtained and maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. (such period, a “Covenant Suspension Period”), certain customary negative and affirmative covenants contained in the 2020 Credit Agreement are suspended, including the covenants restricting affiliate transactions, incurrence of indebtedness, investments, asset sales and restricted payments. The Covenant Suspension Period remains in effect until either one or both rating agencies withdraw its rating or downgrades our corporate rating below an investment grade rating. A lowering of one or both of our investment grade ratings would result in increased compliance costs and would impose certain operating restrictions, either of which could be materially adverse to our operations and financial results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2020	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	368		$562.99	—	—
May 1 through May 31	4,621		662.97	—	—
June 1 through June 30	246		664.15	—	—
Total	5,235	(1)	$659.39	—	—
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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2013).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
4.1
Indenture, dated as of July 1, 2020, by and among CoStar Group, Inc., as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 2.800% Senior Notes due 2030, including the form of 2.800% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2020).

10.1
Agreement and Plan of Merger, dated as of May 13, 2020, by and among Ten-X Holding Company, Inc., CoStar Realty Information, Inc., Crescendo Sub, Inc., and Thomas H. Lee Equity Fund VII, L.P., solely in its capacity as representative thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2020).

10.2
Second Amended and Restated Credit Agreement, dated as of July 1, 2020, by and among CoStar Group, Inc., as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2020).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 29, 2020	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)