Form 10-Q
period 2020-09-30
COSTAR GROUP, INC.
filed 2020-10-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 39,418,077 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$425,620	$352,808	$1,214,626	$1,024,993
Cost of revenues	77,865	71,172	230,814	214,243
Gross profit	347,755	281,636	983,812	810,750

Operating expenses:
Selling and marketing (excluding customer base amortization)	146,634	101,582	402,202	308,751
Software development	40,732	32,639	121,343	89,022
General and administrative	65,322	45,530	181,598	127,943
Customer base amortization	18,258	7,616	44,677	22,473
	270,946	187,367	749,820	548,189
Income from operations	76,809	94,269	233,992	262,561
Interest (expense) income	(7,537)	4,414	(9,482)	13,304
Other (expense) income	(338)	240	29	779
Income before income taxes	68,934	98,923	224,539	276,644
Income tax expense	10,748	20,304	33,200	49,608
Net income	$58,186	$78,619	$191,339	$227,036

Net income per share - basic	$1.49	$2.16	$5.07	$6.26
Net income per share - diluted	$1.48	$2.15	$5.04	$6.20

Weighted-average outstanding shares - basic	39,159	36,333	37,718	36,293
Weighted-average outstanding shares - diluted	39,401	36,652	37,970	36,615

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$58,186	$78,619	$191,339	$227,036
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	7,535	(2,161)	(4,551)	(2,548)
Unrealized gain on investments	—	—	189	—
Reclassification adjustment for realized loss on investments included in net income	—	—	541	—
Total other comprehensive income (loss)	7,535	(2,161)	(3,821)	(2,548)
Total comprehensive income	$65,721	$76,458	$187,518	$224,488

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,867,805	$1,070,731
Accounts receivable	119,219	96,788
Less: Allowance for credit losses	(14,205)	(4,548)
Accounts receivable, net	105,014	92,240
Prepaid expenses and other current assets	34,414	36,194
Total current assets	4,007,233	1,199,165

Long-term investments	—	10,070
Deferred income taxes, net	3,891	5,408
Property and equipment, net	127,280	107,529
Lease right-of-use assets	106,320	115,084
Goodwill	2,015,079	1,882,020
Intangible assets, net	414,608	421,196
Deferred commission costs, net	93,006	89,374
Deposits and other assets	15,102	9,232
Income tax receivable	14,806	14,908
Total assets	$6,797,325	$3,853,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,266	$7,640
Accrued wages and commissions	63,341	53,087
Accrued expenses	54,753	38,680
Income taxes payable	256	10,705
Lease liabilities	31,494	29,670
Deferred revenue	75,001	67,274
Total current liabilities	245,111	207,056

Long-term debt, net	986,413	—
Deferred income taxes, net	97,022	87,096
Income taxes payable	21,114	20,521
Lease and other long-term liabilities	129,607	133,720
Total liabilities	1,479,267	448,393

Total stockholders' equity	$5,318,058	$3,405,593
Total liabilities and stockholders’ equity	$6,797,325	$3,853,986
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	36,668	$366	$2,473,338	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	72,793	72,793
Other comprehensive loss	—	—	—	(12,219)	—	(12,219)
Exercise of stock options	41	1	9,232	—	—	9,233
Restricted stock grants	83	1	(1)	—	—	—
Restricted stock grants surrendered	(56)	(1)	(30,144)	—	—	(30,145)
Stock-based compensation expense	—	—	15,006	—	—	15,006
Employee stock purchase plan	4	—	2,550	—	—	2,550
Balance at March 31, 2020	36,740	$367	$2,469,981	$(20,804)	$1,013,267	$3,462,811
Net income	—	—	—	—	60,360	60,360
Other comprehensive income	—	—	—	863	—	863
Exercise of stock options	11	—	2,924	—	—	2,924
Restricted stock grants	11	—	—	—	—	—
Restricted stock grants surrendered	(17)	—	(3,509)	—	—	(3,509)
Stock-based compensation expense	—	—	8,609	—	—	8,609
Employee stock purchase plan	4	—	2,292	—	—	2,292
Stock issued for equity offerings, net of transaction costs	2,634	26	1,689,945	—	—	1,689,971
Balance at June 30, 2020	39,383	$393	$4,170,242	$(19,941)	$1,073,627	$5,224,321
Net income	—	—	—	—	58,186	58,186
Other comprehensive income	—	—	—	7,535	—	7,535
Exercise of stock options	44	—	9,714	—	—	9,714
Restricted stock grants	3	—	—	—	—	—
Restricted stock grants surrendered	(3)	—	(398)	—	—	(398)
Stock-based compensation expense	—	—	16,542	—	—	16,542
Employee stock purchase plan	3	—	2,158	—	—	2,158
Balance at September 30, 2020	39,430	$393	$4,198,258	$(12,406)	$1,131,813	$5,318,058
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

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$191,339	$227,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,911	57,235
Amortization of deferred commissions costs	45,017	39,189
Amortization of senior notes discount and issuance costs	1,082	657
Non-cash lease expense	18,801	16,369
Stock-based compensation expense	40,783	38,984
Deferred income taxes, net	6,812	13,288
Credit loss expense	21,395	7,458
Other operating activities, net	(12)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,131)	(8,797)
Income taxes payable	(9,838)	7,784
Prepaid expenses and other current assets	4,145	(754)
Deferred commissions	(48,704)	(48,791)
Other assets	1,521	(43)
Accounts payable and other liabilities	47,341	7,664
Lease liabilities	(21,247)	(19,787)
Deferred revenue	7,123	12,525
Net cash provided by operating activities	355,338	350,017

Investing activities:
Proceeds from sale and settlement of investments	10,259	—
Purchases of property and equipment and other assets	(42,137)	(44,162)
Cash paid for acquisitions, net of cash acquired	(192,002)	(13,721)
Net cash used in investing activities	(223,880)	(57,883)

Financing activities:
Proceeds from long-term debt	1,744,210	—
Payments of debt issuance costs	(15,747)	—
Payments of long-term debt	(745,000)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(34,051)	(25,040)
Proceeds from equity offering, net of transaction costs	1,689,971	—
Proceeds from exercise of stock options and employee stock purchase plan	28,169	22,970
Other financing activities	(1,650)	(123)
Net cash provided by (used in) financing activities	2,665,902	(2,193)

Effect of foreign currency exchange rates on cash and cash equivalents	(286)	(738)
Net increase in cash, cash equivalents and restricted cash	2,797,074	289,203
Cash, cash equivalents and restricted cash at the beginning of period	1,070,731	1,100,416
Cash, cash equivalents and restricted cash at the end of period	$3,867,805	$1,389,619

Supplemental cash flow disclosures:
Interest paid	$5,948	$1,500
Income taxes paid	$36,475	$41,699

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$1,650
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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2020 and December 31, 2019, the results of its operations for the three and nine months ended September 30, 2020 and 2019, its comprehensive income for the three and nine months ended September 30, 2020 and 2019, its changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019.

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

Revenue Recognition

The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, brokers and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. The Company's subscription-based services consist primarily of information, analytics and online marketplace services offered over the Internet to commercial real estate industry and related professionals. Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year.

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, (iii) benchmarking and analytics for the hospitality industry through STR, LLC and STR Global, Ltd. (together with STR, LLC, referred to as “STR”) and (iv) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries which were acquired in June 2020. See Note 5 for details of the acquisition.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, company-sponsored events, print and other media advertising. Advertising costs were approximately $79 million and $44 million for the three months ended September 30, 2020 and 2019, respectively, and $202 million and $130 million for the nine months ended September 30, 2020 and 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency losses of $0.2 million and gains of $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and net foreign currency gains of $0.7 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, which are included in other (expense) income on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(12,406)	$(7,855)
Net unrealized loss on investments, net of tax	—	(730)
Total accumulated other comprehensive loss	$(12,406)	$(8,585)
During the nine months ended September 30, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other (expense) income in the condensed consolidated statements of operations. There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2020	2019	2020	2019

Net income	$58,186	$78,619	$191,339	$227,036
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	39,159	36,333	37,718	36,293
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	242	319	252	322
Denominator for diluted net income per share — weighted-average outstanding shares	39,401	36,652	37,970	36,615

Net income per share — basic	$1.49	$2.16	$5.07	$6.26
Net income per share — diluted	$1.48	$2.15	$5.04	$6.20

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

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Performance-based restricted stock awards	79	60	79	90
Anti-dilutive securities	37	7	71	82
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's Management Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$3,007	$2,281	$8,009	$6,899
Selling and marketing (excluding customer base amortization)	2,091	1,646	5,886	5,049
Software development	2,821	2,243	7,635	6,638
General and administrative	8,811	6,969	19,907	20,398
Total stock-based compensation expense (1)	$16,730	$13,139	$41,437	$38,984
__________________________
(1) Stock-based compensation expense for the nine months ended September 30, 2020 includes $0.7 million of expense related to the cash settlement of stock options in connection with the acquisition of Ten-X recorded during the three months ended June 30, 2020. See Note 5 for details of the acquisition.

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

As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Commercial Property and Land Portfolio Segment - The commercial property and land portfolio segment consists of two classes of trade receivables: LoopNet; and other commercial property and land online marketplaces.

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

See Note 10 for additional information regarding the Company's 2020 Credit Agreement and Senior Notes issuance.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on a prospective basis. The amounts related to the reclassification of franchise taxes from income from operations to income tax expense for the three and nine months ended September 30, 2020 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$158,235	$7,753	$165,988	$149,187	$6,826	$156,013
Information services	26,357	6,817	33,174	17,382	2,089	19,471
Online marketplaces
Multifamily	155,184	—	155,184	125,707	—	125,707
Commercial property and land	71,128	146	71,274	51,508	109	51,617
Total revenues	$410,904	$14,716	$425,620	$343,784	$9,024	$352,808

	Nine Months Ended September 30,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$473,363	$22,634	$495,997	$436,070	$20,469	$456,539
Information services	77,069	19,023	96,092	52,632	6,466	59,098
Online marketplaces
Multifamily	438,185	—	438,185	360,463	—	360,463
Commercial property and land	184,096	256	184,352	148,418	475	148,893
Total revenues	$1,172,713	$41,913	$1,214,626	$997,583	$27,410	$1,024,993
Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2019	$70,620
Revenue recognized in the current period from the amounts in the beginning balance	(62,687)
New deferrals, net of amounts recognized in the current period	69,810
Effects of foreign currency	(178)
Balance at September 30, 2020(1)	$77,565
__________________________
(1) Deferred revenue is comprised of $75 million of current liabilities and $3 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

The Company had contract assets of $9 million and $4 million as of September 30, 2020 and December 31, 2019, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The Company recognized revenue of $2 million and $5 million from contract assets for the three and nine months ended September 30, 2020, respectively.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commissions incurred	$25,436	$20,371	$69,047	$62,766
Commissions capitalized in the current period	(16,582)	(15,394)	(48,704)	(48,791)
Amortization of deferred commissions costs	15,355	13,639	45,017	39,189
Total commissions expense	$24,209	$18,616	$65,360	$53,164
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $279 million at September 30, 2020, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Nine Months Ended September 30, 2020
	CoStar Suite	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$1,465	$4,548
Current-period provision for expected credit losses(1), (2)	9,616	2,634	6,579	2,566	21,395
Write-offs charged against the allowance, net of recoveries and other	(5,457)	(350)	(4,135)	(1,796)	(11,738)
Ending balance at September 30, 2020	$5,423	$2,908	$3,639	$2,235	$14,205
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the nine months ended September 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation ("Ten-X Holding"), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X Holding (the “Merger”), with Ten-X Holding surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X Holding and Ten-X Holding's subsidiaries (collectively, "Ten-X") for a purchase price of $187 million in cash. Ten-X operates an online auction platform for commercial real estate. The Ten-X acquisition is expected to enable the Company to create a new end-to-end commercial real estate platform, combining LoopNet and our online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

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
The net assets of Ten-X were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject to the final determination of net working capital as of the acquisition date, and the Company's assessment of certain tax matters. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Ten-X acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Ten-X's operations; and (ii) any

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $135.4 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.

As of September 30, 2020, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, the expense was recognized in the post-combination period.

RentPath

On February 11, 2020, RentPath Holdings, Inc. (“RentPath”), certain direct or indirect wholly-owned subsidiaries of RentPath (together with RentPath, the “Sellers”), and, solely for the purposes set forth therein, CSGP Holdings, LLC (“CSGP”), an indirect wholly owned subsidiary of the Company ("Buyer") entered into an asset purchase agreement (the “Asset Purchase Agreement”) dated as of February 12, 2020. Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions set forth therein, CSGP agreed to acquire for $588 million in cash all of the equity interests of RentPath, as reorganized following an internal restructuring of the Sellers (“Reorganized RentPath") pursuant to and under the joint chapter 11 plan of reorganization of the Sellers and certain of their affiliates to be filed in the U.S. Bankruptcy Court for the District of Delaware. Under the terms of the Asset Purchase Agreement, the Company agreed to guarantee the full and timely performance of CSGP’s obligations under the Asset Purchase Agreement. The completion of the transaction is subject to customary conditions, including the expiration or termination of the applicable waiting period under applicable antitrust laws and bankruptcy approvals. On April 29, 2020, the Company and RentPath each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the acquisition. The FTC’s additional request extends the waiting period imposed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) until the parties complete the compliance process and the FTC completes its review of the substance of the parties' submission. Bankruptcy court approval was obtained on June 9, 2020. On July 29, 2020, the Company exercised its option pursuant to the Asset Purchase Agreement to extend the date after which either the Sellers or the Buyer may terminate the Asset Purchase Agreement if the transaction has not closed (the “Outside Date”) for an additional three months until November 12, 2020 in exchange for payment of $7.5 million. As required by the Asset Purchase Agreement, the Company paid a $59 million break fee into a cash escrow account. In the event the Asset Purchase Agreement is terminated under specified circumstances and either certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, this amount is not refundable to the Company. As the transaction had not closed as of September 30, 2020, the break fee is recorded as restricted cash within cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets.

STR, LLC and STR Global Ltd.

On October 22, 2019, the Company acquired all of the issued and outstanding equity interests of STR for a purchase price of $436 million. STR is a global provider of benchmarking and analytics for the hospitality industry. The combination of STR's and CoStar's offerings is expected to allow for the creation of valuable new and improved tools for industry participants. The Company applied the acquisition method to account for the STR transaction, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Final: October 22, 2019
Cash and cash equivalents	$11,620
Accounts receivable	8,067
Lease right-of-use assets	7,306
Goodwill	261,868
Intangible assets	178,000
Lease liabilities	(7,306)
Deferred revenue	(10,966)
Deferred tax liabilities	(7,980)
Other assets and liabilities	(4,815)
Fair value of identifiable net assets acquired	$435,794
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

	North America		International
	Estimated Fair Value	Estimated Useful Life	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$97,000	13	$42,000	10	Accelerated
Trade name	24,000	15	—		Straight-line
Other intangible assets	10,000	5	5,000	5	Straight-line
Total intangible assets	$131,000		$47,000

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

As part of the STR acquisition, the Company incurred $2 million of transaction costs. Additionally, the Company paid $15 million into a cash escrow account for deferred compensation for certain STR employees, to be paid to active employees after a defined one year period following the acquisition or if and when the employment of such employees is earlier terminated by the Company without cause or by the employee for good reason. In the event some or all of those employees are not entitled to their retention bonus, the funds will be remitted to the seller. The Company is recognizing compensation expense for the deferred compensation over the one-year post-combination period.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The unaudited pro forma financial information for the three and nine months ended September 30, 2020 and 2019 combine the historical results of the Company, STR and Ten-X for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$425,620	$385,221	$1,237,544	$1,110,912
Net income	$60,897	$68,809	$178,591	$195,854
Net income per share - basic	$1.56	$1.89	$4.73	$5.40
Net income per share - diluted	$1.55	$1.88	$4.70	$5.35

6.INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

As of September 30, 2020, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3,512 million. As of September 30, 2020, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the nine months ended September 30, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the nine months ended September 30, 2020 included in other (expense) income on the Company's condensed consolidated statements of operations.

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
The Company’s Level 3 assets consisted of ARS; whose underlying assets were primarily student loan securities supported by guarantees from the Federal Family Education Loan Program of the U.S. Department of Education. As of December 31, 2019, these investments were in an unrealized loss position for a period of twelve months or greater. The unrealized losses were generated primarily from changes in interest rates and ARS that failed to settle at auction due to adverse conditions in the global credit markets. The losses were considered temporary, as the contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. The Company had no realized gains or losses on its investments during the year ended December 31, 2019.

In addition to the financial instruments listed above, the Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and senior notes. The carrying value for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2020 and December 31, 2019. The estimated fair value of the Company's outstanding senior notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $1.03 billion as of September 30, 2020.

7.    LEASES

The Company has operating leases for its office facilities, data centers and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to eight years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2020	2019	2020	2019

Cost of revenues	$2,992	$2,690	$8,732	$9,080
Software development	1,628	1,091	4,412	3,070
Selling and marketing (excluding customer base amortization)	2,636	2,198	7,725	6,568
General and administrative	1,259	995	3,609	2,237
Total operating lease costs	$8,515	$6,974	$24,478	$20,955
The impact of lease costs related to finance leases and short-term leases was not material for the three and nine months ended September 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	September 30, 2020	December 31, 2019
Operating lease liabilities		$148,503	$165,542
Less: imputed interest		(11,978)	(15,719)
Present value of lease liabilities		136,525	149,823
Less: current portion of lease liabilities	Lease liabilities	31,494	29,670
Long-term lease liabilities	Lease and other long-term liabilities	$105,031	$120,153
Weighted-average remaining lease term in years		4.3	5.0
Weighted-average discount rate		3.8%	4.0%
Balance sheet information related to finance leases was not material as of September 30, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$26,924	$24,114
ROU assets obtained in exchange for lease obligations:
Operating leases	$11,124	$7,048

8.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2018	$1,573,088	$38,447	$1,611,535
Acquisitions, including measurement period adjustments(1)	165,272	102,532	267,804
Effect of foreign currency translation	—	2,681	2,681
Goodwill, December 31, 2019	1,738,360	143,660	1,882,020
Acquisitions, including measurement period adjustments(2)	135,765	113	135,878
Effect of foreign currency translation	—	(2,819)	(2,819)
Goodwill, September 30, 2020	$1,874,125	$140,954	$2,015,079
__________________________
(1) In connection with the acquisition of Cozy Services, LLC, during 2019 the Company recorded a measurement period adjustment which resulted in a $1 million reduction to the initial amount of goodwill of approximately $53 million.
(2) Goodwill for the nine months ended September 30, 2020 includes goodwill recorded in connection with the acquisition of Ten-X, as well as STR measurement period adjustments to goodwill of $0.3 million and $0.1 million recorded during the three months ended March 31, 2020 to the North America and International reporting segments, respectively.
The Company recorded goodwill of approximately $135 million in connection with the June 24, 2020 acquisition of Ten-X, $262 million in connection with the October 22, 2019 acquisition of STR and approximately $8 million in connection with the June 2019 acquisition of OCP.
No impairments of the Company's goodwill were recognized during the three and nine months ended September 30, 2020 and 2019.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2020	December 31, 2019	Weighted- Average Amortization Period (in years)
Acquired technology and data	$116,235	$105,168	5
Accumulated amortization	(95,607)	(90,542)
Acquired technology and data, net	20,628	14,626
Acquired customer base	532,315	487,532	11
Accumulated amortization	(277,716)	(233,202)
Acquired customer base, net	254,599	254,330
Acquired trade names and other intangible assets	239,325	236,358	12
Accumulated amortization	(99,944)	(84,118)
Acquired trade names and other intangible assets, net	139,381	152,240
Intangible assets, net	$414,608	$421,196
No impairments of the Company's intangible assets were recognized during the three and nine months ended September 30, 2020 and 2019.

10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	September 30, 2020	December 31, 2019
2.800% Senior Notes due July 15, 2030	$1,000,000	$—
2020 Credit Agreement, due July 2025	—	—
Total face amount of long-term debt	1,000,000	—
Senior notes unamortized discount and issuance costs	(13,587)
Long-term debt, net	$986,413	$—
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries.

In connection with the issuance of the Senior Notes, the Company incurred approximately $13 million in debt issuance costs.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Revolving Credit Facility

On July 1, 2020, the Company also entered into a second amended and restated credit agreement (the "2020 Credit Agreement"), which amended and restated in its entirety the then-existing credit agreement originally entered into in April 1, 2014 and amended and restated on October 19, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years (maturing July 1, 2025) and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. On July 1, 2020, the Company repaid in full the balance on its existing $750 million revolving credit facility under the 2017 Credit Agreement using the proceeds from the issuance of the Senior Notes. A commitment fee of 0.25% to 0.30% per annum, depending on the Total Leverage Ratio (defined in 2020 Credit Agreement), is payable quarterly in arrears based on the unused revolving commitment.

Subject to certain conditions, on no more than five occasions, the Company may request increases in the amount of revolving commitments and/or the establishment of term commitments under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case depending on the Company's Total Leverage Ratio (as defined in the 2020 Credit Agreement). LIBOR may not always be available to the Company as a base interest rate for borrowings under the credit facility. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes of the Company and its restricted subsidiaries. The obligations under the 2020 Credit Agreement are guaranteed by each of the Company’s current and future direct or indirect wholly owned restricted domestic subsidiaries, other than certain excluded subsidiaries, in each case subject to certain exceptions, pursuant to guarantee agreements.

The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of September 30, 2020, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of September 30, 2020.

In connection with the 2020 Credit Agreement, the Company incurred approximately $3.6 million in debt issuance costs. As of September 30, 2020, the Company had not drawn any amounts under this facility.

The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of September 30, 2020 and December 31, 2019, which is required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews annually through January 31, 2025.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on outstanding borrowings	$7,000	$—	$11,509	$—
Amortization of senior notes discount and issuance costs	574	218	1,082	657
Commitment fees and other	492	479	1,133	1,422
Total interest expense	$8,066	$697	$13,724	$2,079
The Company had $5.2 million and $2.5 million of deferred debt issuance costs as of September 30, 2020 and December 31, 2019 in connection with the 2020 Credit Agreement and 2017 Credit Agreement, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 16% and 21% for the three months ended September 30, 2020 and 2019, respectively, and 15% and 18% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2020 was primarily due to lower income before income taxes for the three and nine months ended September 30, 2020, as well as an increase in excess tax benefits.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act did not have a material impact on the Company's condensed consolidated financial statements for the nine months ended September 30, 2020.

12.COMMITMENTS AND CONTINGENCIES

The following summarizes our significant contractual obligations, including related payments due by period, as of September 30, 2020 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term debt principal interest payments
Remainder of 2020	$9,792	$—	$—
2021	34,982	—	29,089
2022	33,073	—	28,000
2023	31,575	—	28,000
2024	25,887	—	28,000
Thereafter	13,194	1,000,000	168,000
Total	$148,503	$1,000,000	$281,089

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, at this time, management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's consolidated financial position, future results of operations or liquidity. Legal defense costs are expensed as incurred.

13.SEGMENT REPORTING

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$107,906	$115,973	$322,611	$326,648
International	579	(2,882)	(4,708)	(6,852)
Total EBITDA	$108,485	$113,091	$317,903	$319,796
The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$58,186	$78,619	$191,339	$227,036
Amortization of acquired intangible assets in cost of revenues	6,612	4,957	18,671	15,503
Amortization of acquired intangible assets in operating expenses	18,258	7,586	44,677	22,443
Depreciation and other amortization	6,806	6,279	20,563	19,289
Interest expense (income)	7,537	(4,414)	9,482	(13,304)
Other expense (income)	338	(240)	(29)	(779)
Income tax expense	10,748	20,304	33,200	49,608
EBITDA	$108,485	$113,091	$317,903	$319,796
    Summarized information by operating segment consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Property and equipment, net:
North America	$124,320	$103,383
International	2,960	4,146
Total property and equipment, net	$127,280	$107,529

Goodwill:
North America	$1,874,125	$1,738,360
International	140,954	143,660
Total goodwill	$2,015,079	$1,882,020

Assets:
North America	$6,561,083	$3,615,258
International	236,242	238,728
Total assets	$6,797,325	$3,853,986

Liabilities:
North America	$1,433,164	$402,759
International	46,103	45,634
Total liabilities	$1,479,267	$448,393

14.STOCKHOLDERS' EQUITY

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

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. On June 24, 2020, we acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of this acquisition.

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

Impact of the COVID-19 Pandemic

A novel strain of coronavirus known as "COVID-19" was first identified in Wuhan, China in December 2019, and was subsequently declared a pandemic by the World Health Organization on March 11, 2020. COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The full impact of the COVID-19 pandemic is unknown and is evolving as the pandemic continues. The COVID-19 pandemic did not materially affect the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2020.

We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. To protect the health and safety of our employees and to help stop the spread of the disease, we shifted to a digital, remote workplace in mid-March 2020. As of that time, nearly all of our employees began to work from home and continue to do so as of the date of this filing. We have temporarily shifted certain employees’ job responsibilities so they can work from home and modified our in-person research and sales processes so that they can be conducted safely and in compliance with social distancing guidelines to protect our employees, our customers and our communities. We believe our employees are operating at near normal levels of productivity in this digital environment. We continue to monitor events related to the pandemic, as well as the guidelines and mandates provided by governmental and health authorities. We plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances.

In connection with the shift to work from home, we incurred and may continue to incur expenses to help employees perform their jobs effectively and securely. In preparation for an eventual return to work in the office, we have also incurred and expect to continue to incur expenses to help protect the health and safety of our employees and visitors. In response to the COVID-19 pandemic, we had taken steps to manage our costs, including minimizing hiring to essential positions, restricting business travel and canceling in-person marketing events. We expect to continue to minimize travel and restrict in-person marketing events during the remainder of the year. Overall, the increased direct spend related to COVID-19 has not been material to date and has had minimal impact as these expenses have been generally offset by the cost savings of COVID-19 operational changes. As the situation evolves, we may implement additional cost reductions.

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

Our near-term revenues are relatively predictable as a result of our subscription-based business model; however, we expect that we will continue to experience the effects of the COVID-19 pandemic on our business, results of operations and overall financial performance. Such effects may include, among others, a decrease in new customer sales and increases in customer cancellations, suspensions, service reductions and failures to pay or delays in payments of amounts owed to us. We are more likely to incur asset impairment charges or restructuring charges, or further increase our allowance for credit losses, as a result of this crisis and related economic downturn, which could adversely affect our results of operations. The amount and frequency of such actions will be affected by the severity and duration of the COVID-19 pandemic. We experienced an increase in customer requests for cancellations and suspensions towards the end of the first quarter of 2020 that continued through May 2020; however, those requests have eased since then, and sales related to marketplace service offerings have returned to pre-pandemic levels. During the first three quarters of 2020, we increased the allowance for credit loss as a result of increased write-off trends and increased the forecasted credit loss estimate on high credit risk customers to reflect the uncertainty around the duration and speed of an economic recovery. Due to the uncertainty associated with the COVID-19 pandemic, we will continue to monitor customer behavior and its impact on our results of operations. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the "Comparison of Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019" below for further discussion.

We strengthened our liquidity position through an equity offering of common stock in May 2020 and an offering of Senior Notes and amendment and restatement of our credit facility in early July 2020. See Note 10 and Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the “Development, Investments and Expansion” below for further discussion of our recent equity and Senior Notes offerings and the 2020 Credit Agreement. Overall, the effects of the pandemic have not affected our ability to date to access funding on reasonably similar terms as were available prior to March 2020. We discuss the current and potential impact of select provisions of the CARES Act (defined below) in our liquidity discussion.

Service Offerings

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property®, CoStar COMPS®, CoStar Market Analytics, CoStar Tenant®, CoStar Lease Comps and CoStar Public Record through our online and mobile applications. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, and industry news. Our commercial real estate sales force is currently responsible for selling multiple product lines, including CoStar Suite and LoopNet. Sales initiatives commenced in late 2019 shifted the focus of our sales force to sales of LoopNet Signature Ads, a premium listing service. As a result of this shift, as well as the continued impact of COVID-19 on our current and potential customer base, we have seen a decline in CoStar revenue growth rates in 2020 and currently anticipate CoStar Suite revenue growth rates to continue to decline through the remainder of the year. In the coming months, we plan to separate the CoStar and LoopNet sales teams and build out a dedicated LoopNet sales force.

Information services. We provide real estate and lease management solutions, including lease administration and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Sales of CoStar Real Estate Manager represent a significant portion of our information services revenue. CoStar Real Estate Manager's revenue growth rates increased significantly in 2018 as new clients adopted, and existing clients expanded their use of, CoStar Real Estate Manager to manage compliance with new lease accounting and reporting requirements that became effective for public companies for financial reporting periods beginning after December 15, 2018. CoStar Real Estate Manager continued to experience high revenue growth rates for most of 2019. In the first half of 2020, growth rates began to decline as the surge of the demand eased as companies passed the implementation date for the new requirements and customer behavior began to change in response to economic conditions, including delays in implementation of new services resulting in a reduction of implementation fees. During the third quarter of 2020, we experienced moderate increases in revenue growth rates compared to the second quarter of 2020 due to additional professional fees.

On October 22, 2019, we acquired STR and we now also provide STR’s complementary benchmarking and analytics services to the hospitality industry. Sales of STR's services also represent a significant portion of our information services revenue. STR sells the majority of its services on a subscription basis, but also has one-time or ad hoc transaction fee revenues. The hospitality industry has been severely impacted by COVID-19. As a result, revenue for STR declined in the second quarter as compared to the first quarter. However, we saw a moderate increase in revenue in the third quarter of 2020 as compared to the second quarter of 2020. During the first three quarters of 2020, we provided payment extensions to certain STR customers and in the third quarter of 2020, we saw slight improvements in collections as hotels reopened. We will continue to monitor customer behavior and any resulting impact to our financial condition and results of operations. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of this acquisition.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC ("OCP"). Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. In the third quarter of 2020, multifamily revenue growth rates continued to increase relative to 2019 revenue growth rates as tenants, property owners and landlords continued to transact in our digital environment. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the OCP acquisition.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to list properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. Loopnet.com represents a majority of the commercial property and land revenue. As part of our rebuild and launch of the LoopNet Signature Ads product, we rolled out new ad packages in the fourth quarter of 2019 and shifted the focus of our commercial real estate sales force to LoopNet Signature Ads. As a result, the LoopNet revenue growth rate increased in the fourth quarter of 2019 and in the first quarter of 2020. As a result of COVID-19 and its impact on the commercial real estate industry, LoopNet.com sales volumes declined and cancellations increased in the second quarter of 2020. In the third quarter of 2020, we saw a significant increase in sales and a decline in cancellations. Overall, revenues in commercial property and land increased compared to the third quarter of 2019 primarily due to revenue from our newly acquired online auction platform, Ten-X and, to a lesser extent, revenue growth from LoopNet. Accordingly, we expect the revenue growth rates will continue to increase for the reminder of the year relative to 2019 growth rates. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale.

As of September 30, 2020 and 2019, our net bookings of subscription-based services on all contracts were approximately $53 million and $50 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. The factors resulting in this year-over-year change are discussed above. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the nine months ended September 30, 2020 and 2019, our contract renewal rates for existing CoStar subscription-based services on annual contracts were approximately 89% and 90%, respectively, and therefore our cancellation rate for those services for the same periods were approximately 11% and 10%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline in light of COVID-19 developments and the resulting negative economic conditions leading to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below, while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, tenants and renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for the remainder of 2020 currently include:

•Integrating recently completed acquisitions, including STR and Ten-X, with our business operations. We are consolidating STR data and services with CoStar Suite to create an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We also recently acquired Emporis, a Germany-based provider of international commercial real estate data and images that we plan to integrate into CoStar. We are working on integrating the Ten-X platform into both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users. To increase exposure, we have upgraded LoopNet listings for properties to be auctioned on Ten-X and are allocating banner space on both our CoStar and LoopNet sites to Ten-X to cross-market our services.

•Continuing to invest in the LoopNet marketplace by enhancing the content on the site (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Signature Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. We plan to create a dedicated sales team to support the expected growth within the business. To support the LoopNet marketplace, we implemented training and incentive programs for our sales team to increase sales of LoopNet Signature Ads, with a focus on property owners.

•Continuing to invest in CoStar Suite, including capabilities that allow us to broaden the reach of CoStar Suite internationally by offering multiple languages and currencies on the platform. We plan to enhance CoStar Suite by making additional investments in analytical and service capabilities focused on lenders and owners of commercial real estate. In addition, we plan to invest in the technology and infrastructure of our other existing service offerings.

•Continuing to develop, improve and market our Apartments.com service offerings that focus on the digital rental experience and enable renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We seek user feedback and continue to aggressively market our multifamily listing services in an effort to provide more value to advertisers and, in turn, to attract advertisers. Our Apartments.com marketing investment is focused on search engine marketing and enhanced brand awareness. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend and focus as we deem appropriate.

•Obtaining necessary regulatory approvals to close the pending acquisition of RentPath and integrating RentPath with the Apartments.com network post-closing. Our wholly owned subsidiary entered into an asset purchase agreement (the "Asset Purchase Agreement") dated February 12, 2020, to acquire all of the equity interests of RentPath Holdings, Inc. for $588 million in cash, as reorganized following an internal restructuring pursuant to and under the joint chapter 11 plan of reorganization of RentPath and certain of its subsidiaries. The completion of the transaction is subject to customary conditions, including the expiration or termination of the applicable waiting period under applicable antitrust laws and bankruptcy approvals. On April 29, 2020, we and RentPath each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the acquisition. The FTC’s additional request extends the waiting period imposed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) until the parties complete the compliance process and the FTC completes its review of the substance of the parties' submission. Bankruptcy court approval was obtained on June 9, 2020. On July 29, 2020, we exercised our option pursuant to the Asset Purchase Agreement to extend the date after which either party may terminate the Asset Purchase Agreement if the transaction has not closed (the "Outside Date") for an additional three months until November 12, 2020 in exchange for a payment of $7.5 million. We continue to engage with the FTC on the substance of its review, which we expect to conclude in the fourth quarter of 2020. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

To support our continued expansion and development, we recently completed a public equity offering, a senior notes offering and the refinancing of our revolving credit facility. In May 2020, we completed a public equity offering of 2,633,587 shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. We expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in our subsidiaries, and the repurchase, redemption or retirement of securities, including our common stock.

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

On July 1, 2020, we also entered into a second amended and restated credit agreement (the “2020 Credit Agreement”), which amended and restated in its entirety our existing credit agreement (the "2017 Credit Agreement"). The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. On July 1, 2020, we repaid the outstanding borrowings under our existing $750 million revolving credit facility pursuant to the 2017 Credit Agreement using the proceeds from the issuance of the Senior Notes. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes. The 2020 Credit Agreement, along with the proceeds from the May equity offering, the July Senior Notes offering and cash generated by our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise. See Note 10 and Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement.

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

We view EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA and non-GAAP net income is net income. We believe the most directly comparable GAAP financial measures to non-GAAP net income per diluted share and adjusted EBITDA margin are net income per diluted share and net income divided by revenue, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income and net income per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the Securities and Exchange

Commission, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$58,186	$78,619	$191,339	$227,036
Amortization of acquired intangible assets in cost of revenues	6,612	4,957	18,671	15,503
Amortization of acquired intangible assets in operating expenses	18,258	7,586	44,677	22,443
Depreciation and other amortization	6,806	6,279	20,563	19,289
Interest expense (income)	7,537	(4,414)	9,482	(13,304)
Other expense (income)	338	(240)	(29)	(779)
Income tax expense	10,748	20,304	33,200	49,608
EBITDA	$108,485	$113,091	$317,903	$319,796

Net cash flows provided by (used in)
Operating activities	$106,692	$116,451	$355,338	$350,017
Investing activities	(36,855)	(29,775)	(223,880)	(57,883)
Financing activities	249,544	5,460	2,665,902	(2,193)

Comparison of Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019

The following table provides a comparison of our selected consolidated results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$165,988	$156,013	$9,975	6%
Information services	33,174	19,471	13,703	70
Multifamily	155,184	125,707	29,477	23
Commercial property and land	71,274	51,617	19,657	38
Total revenues	425,620	352,808	72,812	21
Cost of revenues	77,865	71,172	6,693	9
Gross profit	347,755	281,636	66,119	23
Operating expenses:
Selling and marketing (excluding customer base amortization)	146,634	101,582	45,052	44
Software development	40,732	32,639	8,093	25
General and administrative	65,322	45,530	19,792	43
Customer base amortization	18,258	7,616	10,642	NM
Total operating expenses	270,946	187,367	83,579	45
Income from operations	76,809	94,269	(17,460)	(19)
Interest (expense) income	(7,537)	4,414	(11,951)	NM
Other (expense) income	(338)	240	(578)	NM
Income before income taxes	68,934	98,923	(29,989)	(30)
Income tax expense	10,748	20,304	(9,556)	(47)
Net income	$58,186	$78,619	$(20,433)	(26)%
__________________________
NM - Not meaningful
Revenues. Revenues increased to $426 million for the three months ended September 30, 2020, from $353 million for the three months ended September 30, 2019. The $73 million increase was attributable to increases in revenues for several of our services, including a $29 million, or 23%, increase in multifamily revenue. The increase in multifamily revenues was primarily due to higher sales as a result of recent investments in marketing and upsells of existing customer packages to higher value advertising packages. Commercial property and land revenue increased $20 million, or 38%, due to revenue of $12 million from the acquisition of Ten-X, in addition to growth in sales of our LoopNet online marketplace services as a result of stronger traffic, driving sales of higher value advertisements as compared to the prior year. Information services revenue increased $14 million, or 70%, primarily due to revenue of $13 million from STR, which was acquired in the fourth quarter of 2019. CoStar Suite revenues increased $10 million, or 6%, primarily due to renewal price increases from prior periods and, to a lesser extent, higher sales volume.

Gross Profit. Gross profit increased to $348 million for the three months ended September 30, 2020, from $282 million for the three months ended September 30, 2019, and the gross profit percentage was 82% for the three months ended September 30, 2020, compared to 80% for the three months ended September 30, 2019. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $7 million, or 9%, primarily due to higher personnel costs of $4 million and intangible asset amortization of $2 million, primarily due to the acquisitions of STR and Ten-X.

Selling and Marketing Expenses. Selling and marketing expenses increased to $147 million for the three months ended September 30, 2020, from $102 million for the three months ended September 30, 2019. The $45 million increase was primarily attributable to a $17 million increase in marketing agency spending and a $15 million increase in search engine marketing, primarily for multifamily, as well as a $3 million increase in other forms of marketing, and a $13 million increase in personnel costs. The increase in personnel costs was driven by increased headcount, as a result of the acquisitions of STR and Ten-X, as well as higher sales commissions. These increases were partially offset by a $3 million decrease in travel and entertainment expense.

Software Development Expenses. Software development expenses increased to $41 million for the three months ended September 30, 2020, from $33 million for the three months ended September 30, 2019, and increased as a percentage of revenues to 10% for the three months ended September 30, 2020 from 9% for the three months ended September 30, 2019. The $8 million increase was primarily due to a $7 million increase in personnel costs driven by increased headcount to enhance our product offerings, including $3 million due to the acquisitions of STR and Ten-X, as well as a $1 million increase in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $65 million for the three months ended September 30, 2020, from $46 million for the three months ended September 30, 2019, and increased as a percentage of revenues to 15% for the three months ended September 30, 2020 from 13% for the three months ended September 30, 2019. The $19 million increase in the amount of general and administrative expense was primarily due to a $11 million increase in personnel costs as a result of increased headcount driven by the acquisitions of STR and Ten-X, a $4 million increase in professional services driven by acquisitions, a $3 million increase in credit loss expense primarily due to the Company's expectation that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, and a $2 million increase in software and equipment costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $18 million for the three months ended September 30, 2020 from $8 million for the three months ended September 30, 2019, and increased as a percentage of revenues to 4% for the three months ended September 30, 2020 from 2% for the three months ended September 30, 2019. The increase in customer base amortization expense was primarily due to the STR and Ten-X acquisitions.

Interest (Expense) Income. Interest (expense) income was a net expense of $8 million for the three months ended September 30, 2020 as compared to net interest income of $4 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was primarily due to interest expense of $7 million on our Senior Notes issued on July 1, 2020, as well as a decrease of $5 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other (Expense) Income. Other (expense) income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the three months ended September 30, 2020 and September 30, 2019.

Income Tax Expense. Income tax expense decreased to $11 million for the three months ended September 30, 2020 from $20 million for the three months ended September 30, 2019. The decrease was primarily due to lower income before income taxes, as well as an increase in excess tax benefits.

Comparison of Business Segment Results for Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019

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

Segment Revenues. North America revenues increased to $411 million for the three months ended September 30, 2020, from $344 million for the three months ended September 30, 2019. The increase in North America revenues was attributable to increases in revenues for several of our services, including a $29 million increase in multifamily revenues driven by higher sales as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages. Commercial property and land revenues increased $20 million primarily due to the acquisition of Ten-X, and to a lesser extent, stronger traffic, driving sales of higher value advertisements in our LoopNet service offering. CoStar Suite and information services revenue increased $9 million. The increase in CoStar Suite revenue was primarily due to renewal price increases and to a lesser extent, higher sales volume. The increase in information services was primarily due to the acquisition of STR. International revenues increased to $15 million for the three months ended September 30, 2020, from $9 million for the three months ended September 30, 2019. The increase in International revenues was primarily due to the acquisition of STR.

Segment EBITDA. North America EBITDA decreased to $108 million for the three months ended September 30, 2020, from $116 million for the three months ended September 30, 2019. The decrease in North America EBITDA was primarily due to increases in personnel, marketing and general and administrative costs, partially offset by an increase in revenue. International EBITDA for the three months ended September 30, 2020 was income of $0.6 million, as compared to a loss of $3 million for the three months ended September 30, 2019, as a result of increased revenue, offset by increases in personnel and general and administrative costs due to the acquisition of STR.

Comparison of Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019

The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$495,997	$456,539	$39,458	9%
Information services	96,092	59,098	36,994	63
Multifamily	438,185	360,463	77,722	22
Commercial property and land	184,352	148,893	35,459	24
Total revenues	1,214,626	1,024,993	189,633	19
Cost of revenues	230,814	214,243	16,571	8
Gross profit	983,812	810,750	173,062	21
Operating expenses:
Selling and marketing (excluding customer base amortization)	402,202	308,751	93,451	30
Software development	121,343	89,022	32,321	36
General and administrative	181,598	127,943	53,655	42
Customer base amortization	44,677	22,473	22,204	99
Total operating expenses	749,820	548,189	201,631	37
Income from operations	233,992	262,561	(28,569)	(11)
Interest (expense) income	(9,482)	13,304	(22,786)	NM
Other income	29	779	(750)	(96)
Income before income taxes	224,539	276,644	(52,105)	(19)
Income tax expense	33,200	49,608	(16,408)	(33)
Net income	$191,339	$227,036	$(35,697)	(16)%
__________________________
NM - Not meaningful
Revenues. Revenues increased to $1,215 million for the nine months ended September 30, 2020, from $1,025 million for the nine months ended September 30, 2019. The $190 million increase was attributable to increases in revenues for several of our services, including, a $78 million, or 22%, increase in multifamily revenue. The multifamily increase was due to higher sales volume as a result of recent investments in marketing and upsells of existing customer packages to higher value advertising packages. CoStar Suite revenues increased $39 million, or 9%, primarily due to renewal price increases from prior periods, and to a lesser extent, higher sales volume. Information services revenue increased $37 million, or 63%, primarily due to revenue of $39 million from STR, which was acquired in the fourth quarter of 2019, partially offset by a decrease in revenue from Real Estate Manager of $2 million. Commercial property and land revenue increased $35 million, or 24%, primarily due to growth in our LoopNet online marketplace services of $22 million as a result of stronger traffic, driving sales of higher value advertisements, and revenue of $12 million from the acquisition of Ten-X.

Gross Profit. Gross profit increased to $984 million for the nine months ended September 30, 2020, from $811 million for the nine months ended September 30, 2019, and the gross profit percentage was 81% for the nine months ended September 30, 2020, compared to 79% for the nine months ended September 30, 2019. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues of $17 million, or 8%, primarily due to higher personnel costs of $10 million, including $8 million from the acquisitions of STR and Ten-X, merchant fees of $3 million, amortization of $3 million, IT equipment of $2 million and software maintenance costs of $2 million, partially offset by lower travel and entertainment costs of $2 million during the current year.

Selling and Marketing Expenses. Selling and marketing expenses increased to $402 million for the nine months ended September 30, 2020, from $309 million for the nine months ended September 30, 2019. The $93 million increase was attributable to increases of $43 million in search engine marketing and $23 million in marketing agency fees, primarily related to multifamily, and a $34 million increase in personnel costs driven by increased headcount, primarily due to additional multifamily sales personnel and the acquisitions of STR and Ten-X, as well as higher sales commissions. These increases were partially offset by a decrease of $4 million in other forms of marketing, driven by a decrease in spending on events.

Software Development Expenses. Software development expenses increased to $121 million for the nine months ended September 30, 2020, from $89 million for the nine months ended September 30, 2019, and increased as a percentage of revenues to 10% for the nine months ended September 30, 2020 from 9% for the nine months ended September 30, 2019. The $32 million increase in the amount of software development expense was primarily due to a $28 million increase in personnel costs as a result of increased headcount to enhance our product offerings, including $8 million due to the acquisitions of STR and Ten-X, as well as increases of $2 million in both supplies and office services and occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $182 million for the nine months ended September 30, 2020, from $128 million for the nine months ended September 30, 2019, and increased as a percentage of revenues to 15% for the nine months ended September 30, 2020 from 12% for the nine months ended September 30, 2019. The $54 million increase in the amount of general and administrative expense was primarily due to a $25 million increase in personnel costs as a result of increased headcount, including $16 million as a result of the acquisitions of STR and Ten-X, a $14 million increase in credit loss expense primarily due to the Company's expectations that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, a $10 million increase in professional services related to acquisitions, and, to a lesser extent, additional increases in both software and equipment and occupancy costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $45 million for the nine months ended September 30, 2020 from $22 million for the nine months ended September 30, 2019, and increased as a percentage of revenues to 4% for the nine months ended September 30, 2020 from 2% for the nine months ended September 30, 2019. The increase in customer base amortization expense was primarily due to the STR and Ten-X acquisitions.

Interest (Expense) Income. Interest (expense) income was a net expense of $9 million for the nine months ended September 30, 2020, as compared to net income of $13 million for the nine months ended September 30, 2019. The decrease during the nine months ended September 30, 2020 was due to an increase in interest expense of $12 million, of which, $5 million and $7 million was related to the $745 million draw on the 2017 Credit Agreement in the first quarter of 2020 and our Senior Notes issued on July 1, 2020, respectively. In addition, there was a decrease of $11 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other Income. Other income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Income Tax Expense. Income tax expense decreased to $33 million for the nine months ended September 30, 2020 from $50 million for the nine months ended September 30, 2019. The decrease was primarily due to lower income before income taxes for the nine months ended September 30, 2020, as well as an increase in excess tax benefits.

Comparison of Business Segment Results for Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019

Segment Revenues. North America revenues increased to $1.2 billion for the nine months ended September 30, 2020, from $1.0 billion for the nine months ended September 30, 2019. The increase in North America revenues was attributable to increases in revenues for several of our services, including a $78 million increase in multifamily revenues driven by higher sales as a result of recent investments in marketing and upsells of existing customer packages to higher value advertising packages, and increases in CoStar Suite revenues of $37 million primarily due to price increases upon renewal of subscriptions in the past nine months, and to a lesser extent, higher sales. Commercial property and land revenues increased $36 million primarily due to growth in our LoopNet service offering and the acquisition of Ten-X. Information services increased $24 million due to the acquisition of STR. International revenues increased to $42 million for the nine months ended September 30, 2020, from $27 million for the nine months ended September 30, 2019. The increase in International revenues was primarily due to the acquisition of STR.

Segment EBITDA. North America EBITDA decreased to $323 million for the nine months ended September 30, 2020, from $327 million for the nine months ended September 30, 2019. The decrease in North America EBITDA was primarily due to increases in personnel, marketing and general and administrative costs, partially offset by an increase in revenue. International EBITDA increased to a loss of $5 million for the nine months ended September 30, 2020 from a loss of $7 million for the nine months ended September 30, 2019, primarily as a result of increased revenue, offset by increases in personnel and general and administrative costs.

Liquidity and Capital Resources

Our principal sources of ongoing liquidity are cash from operations and more recently, proceeds from our debt and equity offerings. Total cash, cash equivalents and restricted cash increased to approximately $3.9 billion as of September 30, 2020, compared to cash and cash equivalents of approximately $1.1 billion as of December 31, 2019. The increase in cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 was primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as proceeds from the July 2020 issuance of our Senior Notes, net of transaction costs, of $983 million. In addition, cash generated from operations contributed $355 million, partially offset by cash paid for acquisitions, net of cash acquired, of $192 million.

In May 2020, we completed a public equity offering of 2,633,587 shares of common stock for $655 per share and on July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes, entered into the 2020 Credit Agreement, which amended and restated in its entirety the 2017 Credit Agreement, and repaid in full the balance on the existing $750 million revolving credit facility under the 2017 Credit Agreement. For further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement, see “—Overview—Development, Investments and Expansion” and Note 10 and Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

Net cash provided by operating activities for the nine months ended September 30, 2020 was approximately $355 million compared to approximately $350 million for the nine months ended September 30, 2019. The $5 million increase was primarily due to an increase in net income excluding certain non-cash expenses such as depreciation and amortization and credit loss expense, partially offset by a decrease in the change in working capital.

Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $224 million compared to approximately $58 million of cash used in investing activities for the nine months ended September 30, 2019. The $166 million increase in cash used in investing activities was primarily due to an increase in cash paid for acquisitions, net of cash acquired, as a result of the acquisition of Ten-X for $184 million during the nine months ended September 30, 2020 as compared to $14 million used in the nine months ended September 30, 2019. The increase was partially offset by proceeds from the sale of our ARS investments of $10 million during the nine months ended September 30, 2020, as well as, a decrease in capital expenditures to $42 million compared to $44 million in the nine months ended September 30, 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $2.7 billion     compared to approximately $2 million used in financing activities for the nine months ended September 30, 2019. The $2.7 billion increase is primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as, proceeds from the issuance of our July 1, 2020 Senior Notes, net of transaction costs, of $983 million. We expect to use the proceeds from these transactions to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes. The increased cash position allows for greater financial flexibility in light of ongoing uncertainty in the global markets resulting from the COVID-19 pandemic. See Notes 10 and 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of our equity offering and Senior Notes.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, our level of acquisition activity or other strategic transactions, and the future impact of the COVID-19 pandemic. To date, we have grown in part by acquiring other companies, and we expect to continue to make other acquisitions in the future. For example, on June 24, 2020, we acquired Ten-X for a purchase price of $187 million in cash. Our wholly owned subsidiary entered into an Asset Purchase Agreement to acquire all of the equity interests of reorganized RentPath, following an internal restructuring pursuant to a chapter 11 plan of reorganization, for $588 million in cash. On July 29, 2020, we exercised our option pursuant to the asset purchase agreement for the RentPath acquisition to extend the Outside Date under that agreement for an additional three months until November 12, 2020, in exchange for payment of $7.5 million. In accordance with the Asset Purchase Agreement, we paid a $59 million break fee into a cash escrow account. In the event the Asset Purchase Agreement is terminated under specified circumstances and either certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction, this amount is not refundable to us. As the transaction had not closed as of September 30, 2020, the break fee is recorded as restricted cash within cash, cash equivalents and restricted cash on the Company's condensed consolidated balance sheets. See Note 5 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of taxes, valuation allowances, and balance sheet classifications, as well as provisions relating to refundable payroll tax credits, deferral of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, we are currently deferring payroll taxes due in 2020 to 2021 and 2022.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our available cash combined with positive cash flows provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future is dependent upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the length and severity of the economic downturn associated with the COVID-19 pandemic, related disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the commercial real estate industry in particular, recover after the pandemic subsidies; sales of our services; and collection of accounts receivables. We plan to continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the remainder of 2020 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-

GAAP net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for the remainder of 2020, trends in customer behavior, effective tax rate, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings and integration, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, planned sales and marketing activities and investments, the impact or results of sales initiatives, product integrations, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility under the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, deferral of tax payments, and sources and adequacy of liquidity. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the commercial real estate industry in particular, recover after the COVID-19 pandemic subsides; commercial real estate market conditions; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; our ability to identify and acquire additional acquisition candidates; the possibility that the acquisition of RentPath does not close when expected or at all; the risk that the bankruptcy process may cause greater business disruption for RentPath than expected; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, Ten-X and RentPath, on a timely basis or at all; our ability to combine acquired businesses, successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses; or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans and operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the commercial real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property including unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including retention of employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate brokers, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; and successful adoption of and training on our services; competitive conditions; and the availability of capital.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2020, revenues denominated in foreign currencies was approximately 4% and 5%, respectively, of total revenue, respectively. For the three and nine months ended September 30, 2020, our revenues would have decreased by approximately $1.9 million and $5.6 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2020, our revenues would have increased by approximately $1.9 million and $5.6 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2020, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $12 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2020. As of September 30, 2020, we had $3.9 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions. We are subject to interest rate market risk in connection with our new revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of September 30, 2020. See Note 10 to the accompanying Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.4 billion of goodwill and intangible assets as of September 30, 2020. As of September 30, 2020, we believe our intangible assets will be recoverable; however, changes in the economy, including due to the COVID-19 pandemic, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 and were operating at a reasonable assurance level.

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

Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of the COVID-19 pandemic and our response to the pandemic on our internal controls so we can take appropriate actions to minimize any impact on the design and operating effectiveness.

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

Item 1A.Risk Factors

Except as updated in our Quarterly Reports for the periods ended March 31, 2020 and June 30, 2020, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2020	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	102		$691.63	—	—
August 1 through August 31	—		—	—	—
September 1 through September 30	370		856.85	—	—
Total	472	(1)	$849.67	—	—
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 28, 2020	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)