Form 10-K
period 2020-12-31
COSTAR GROUP, INC.
filed 2021-02-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

As of June 30, 2020 the aggregate market value of the common stock (based upon the closing price of the stock on the Nasdaq Global Select Market) of the registrant held by non-affiliates was approximately $24.6 billion. As of February 19, 2021, 39,410,441 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our other reports filed with the SEC, press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2021 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2021, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings and integrations, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, Ten-X and Homesnap, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including retention of employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate agents, brokers, owners, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with United States (“U.S.”). or international laws, rules or regulations; successful adoption of and training on our services; and the availability of capital.

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

CoStar Group, Inc., a Delaware corporation, founded in 1987, is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisition of Homesnap, Inc., (“Homesnap”) we also offer an online mobile software platform for residential real estate agents and brokers.

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. On October 22, 2019, we acquired STR, Inc. and STR Global, Ltd. (together with STR, Inc., "STR"), which provides benchmarking and analytics for the hospitality industry. On June 24, 2020, we acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. On October 26, 2020, we acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images, and on December 22, 2020, we acquired Homesnap. See Notes 5 and 9 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion of the Homesnap acquisition.

Strategy

Our strategy is to provide real estate industry professionals and consumers with critical knowledge to explore and complete transactions by offering the most comprehensive, timely and standardized information on real estate and the right tools to be able to effectively utilize that information. Over time, we have expanded, and we continue to expand, our services for real estate information, analytics and online marketplaces in an effort to continue to meet the needs of the industry as it grows and evolves.

Our standardized platform includes the most comprehensive proprietary database of commercial real estate information in the industry; the largest research department in the industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and online marketplace services; a large team of analysts and economists; and a large, diverse base of clients. Our database has been developed and enhanced for more than 30 years by a research department that makes thousands of daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated a significant number of proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services and provides content for most of our online marketplace services and our auction platform. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data quality for our customers.

We deliver our comprehensive commercial real estate information content to our U.S. and European customers primarily via an integrated suite of online service offerings that includes information about space available for-lease, comparable sales information, information about properties for-sale, tenant information, Internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. We also operate complementary online marketplaces for commercial real estate listings and apartment rentals, as well as a commercial real estate auction platform. We strive to cross-sell our services to our customers in order to best suit their needs.

Information about our revenues, long-lived assets and total assets derived from and located in foreign countries is included in Notes 2, 3 and 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Revenues; net income before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”); and total assets and liabilities for each of our segments are set forth in Notes 3 and 14 to our consolidated financial statements. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Our primary brands include CoStar®, LoopNet®, Apartments.comTM, STR®, Ten-X®, BizBuySell®, LandsofAmericaTM, and HomeSnap®, which are accessible via the Internet and through our mobile applications. Our subscription-based services consist primarily of CoStar Suite® services, which include information, analytics and online marketplace services offered to the commercial real estate industry and related professionals. CoStar Suite® is sold as a platform of service offerings consisting of CoStar Property Professional®, CoStar COMPS Professional® and CoStar Tenant®, and is our largest service offering in our North America and International operating segments.

LoopNet® is the flagship brand in our network of commercial real estate marketing sites, which also includes Cityfeet.com and Showcase.com. Our LoopNet online marketplace enables commercial property owners, landlords, and brokers to advertise properties for-sale or for-lease and to submit detailed information about property listings. Commercial real estate agents, buyers, investors, and tenants use LoopNet extensively to search for available property listings that meet their criteria. LoopNet offers unique, subscription-based advertising solutions for different segments within the industry and delivers value across its constituent networks. The LoopNet network leverages CoStar’s commercial real estate database to provide in-depth and accurate information across all commercial property types, including office, industrial, retail, restaurant, shopping center, multifamily, specialty, health care, hospitality, sports and entertainment, land, and residential income. Investors and tenants are also able to consume industry news developed by our in-house editorial team.

We are consolidating STR data and services with CoStar Suite to create an integrated platform, which is expected to allow us to create valuable new and improved tools for industry participants. We are also working on integrating the Ten-X platform into both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users.

Apartments.comTM is the flagship brand in our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com®, Apartamentos.comTM, which is our apartment-listing site offered exclusively in Spanish, and OffCampusPartners.com, which provides student housing marketplace content and powers off campus housing sites for many universities across the U.S. Our apartment marketing network of subscription-based services offers renters a searchable database of apartment listings and provides property owners, professional property management companies and landlords with an advertising destination. Our apartment marketing network draws on and leverages CoStar’s multifamily database, which contains detailed information on apartment properties and is designed to meet renter preferences and demands, in order to drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. Our network of apartment marketing sites provides a comprehensive selection of rentals, information on actual availabilities and rents, and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, we have sites that also offer innovative search tools such as the PolygonTM Search tool, which allow renters to specifically define the area in which they want to find an apartment and Plan Commute tools, which allow renters to search property listings that meet their transportation needs. We also offer complementary services to the rental industry, including the ability for renters to apply for rentals online, and for landlords to receive applications, screen tenants, and process rental payments and lease renewals.

Our BizBuySell services, which include BizQuest® and FindaFranchise, provide an online marketplace for businesses and franchises for-sale. Our LandsofAmerica services, which include LandAndFarm and LandWatch®, provide an online marketplace for rural lands for-sale and are also accessible via our Land.com domain.

We also provide other services that complement those offered through our primary brands. These include real estate and lease management solutions, lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings; market research, consulting and analysis, portfolio and debt analysis, and management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and benchmarking and analytics for the hospitality industry through our STR offerings.

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, geography, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Auction transaction fees from our newly acquired online auction platform, Ten-X, are generally charged upon the successful closure of an auction as a percentage of the winning buyer's offer price for the commercial real estate property sold. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar Suite sales towards the end of the year, however sales fluctuate from year-to-year and revenue is not generally seasonal because our services are typically sold on a subscription basis.

Expansion and Growth

Acquisitions

We have expanded and continue to expand the coverage and depth of our information, analytics and online marketplace services. In addition to organic growth, we have grown our business through strategic acquisitions. Most recently, on June 24, 2020, we acquired Ten-X, which operates an online auction platform for commercial real estate; on October 26, 2020, we acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images, which we subsequently merged into another of our German subsidiaries; and on December 22, 2020, we acquired Homesnap, which operates an online mobile software platform for residential real estate agents and brokers. We continue to integrate our recent acquisitions and the services they offer into our CoStar network. See Notes 5 and 9 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion of these acquisitions.

Development, Investments and Expansion

We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for property owners, property managers, brokers, agents, buyers, commercial tenants and residential renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, and expand and develop supporting technologies for our research, sales and marketing organizations.

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

We are consolidating STR hospitality data and benchmarking and analytics services with CoStar Suite to create an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for commercial real estate industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We are working on integrating the Ten-X platform into both the LoopNet and CoStar service offerings, to expand the audience for Ten-X auctions to include our online commercial real estate users. To increase exposure, we have upgraded LoopNet listings for properties to be auctioned on Ten-X and are allocating banner space on both our CoStar and LoopNet sites to Ten-X to cross-market our services. We are beginning to incorporate recently acquired Emporis commercial real estate data and images into CoStar, and our Homesnap team is creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow.

We believe that our integration efforts and continued investments in our services, including acquisitions and expansion of our existing service offerings, have created a platform for long-term revenue growth. We expect these investments to result in further penetration of our subscription-based services and the successful cross-selling of our services to customers in existing markets.

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company and our service offerings, and plan to continue to invest in, evaluate and strategically position our sales force as the Company continues to develop and grow. Specifically, we continue to invest in marketing our services, as well as in our research operations to support continued growth of our information and analytics offerings to meet the growing content needs of our clients. Starting in 2019 and continuing throughout 2020, we increased our investment in Apartments.com marketing. We plan to continue to utilize a multi-channel marketing campaign and to work to determine the optimal level of marketing investment for our services for future periods. While we believe the investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our near-term financial position.

To support our continued expansion and development, in 2020 we completed a public equity offering, a Senior Notes offering and the refinancing of our revolving credit facility. For additional discussion of our public equity offering, Senior Notes offering and refinancing of our revolving credit facility, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations“—Overview—Development, Investments and Expansion" and Notes 11 and 15 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Industry Overview

The market for real estate information and analysis is vast based on the variety, volume and value of transactions related to real estate. Each transaction has multiple participants and multiple information requirements, and in order to facilitate transactions, industry participants must have extensive, accurate and current information and analysis. Members of the real estate and related business community require daily access to current data such as space availability, properties for-sale, rental units available, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. Market research (including historical and forecast conditions) and applied analytics are instrumental to the success of industry participants. There is a strong need for an efficient marketplace, where real estate professionals can exchange information, evaluate opportunities using standardized data and interpretive analyses, and interact with each other on a continuous basis.

A large number of parties involved in commercial and residential real estate and the related business community make use of the services we provide in order to obtain information they need to conduct their businesses, including:

•	Sales and leasing brokers	•	Government agencies
•	Property owners	•	Mortgage-backed security issuers
•	Property managers	•	Appraisers
•	Design and construction professionals	•	Pension fund managers
•	Real estate developers	•	Reporters
•	Real estate investment trust managers	•	Tenant vendors
•	Investment and commercial bankers	•	Building services vendors
•	Mortgage bankers	•	Communications providers
•	Mortgage brokers	•	Insurance companies’ managers
•	Retailers	•	Institutional advisors
•	Hospitality owners	•	Investors and asset managers
•	Real estate agents
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

Our researchers are responsible for maintaining the accuracy and reliability of our database information, training our clients to use the CoStar products and handling their customer service questions, creating a "one touch" approach to customer care. As part of the process, researchers use to update records in our database, researchers develop cooperative relationships with industry professionals that allow them to gather useful information. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions through our online tool, which we refer to as our Marketing Center, or directly to our researchers.

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

Management and Quality Control Systems. Our research processes include automated and non-automated controls to ensure the integrity of the data collection process. A large number of automated data quality tests check for potential errors, including occupancy date conflicts, available square footage greater than building area, typical floor space greater than land area and expired leases. We also monitor changes to critical fields of information to ensure all information is kept in compliance with our standard definitions and methodology. Our non-automated quality control procedures include:

•Calling our information sources on recently updated properties to re-verify information;
•Performing periodic research audits and field checks to determine if we correctly canvassed buildings;
•Providing training and retraining to our research professionals to ensure accurate and standardized data compilation; and
•Compiling measurable performance metrics for research teams and managers for feedback on data quality.

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

Our information technology team is responsible for developing, improving and maintaining CoStar's information, analytics and online marketplace services. Our information technology team is also responsible for developing the infrastructure necessary to support CoStar’s business processes, our comprehensive database of commercial real estate information, analytics and online marketplaces and our extensive image library. The team implements technologies and systems that introduce efficient workflows and controls designed to increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique within the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates CoStar's sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services. To supplement the measures we take to prevent misuse of our information, we added state of the art adaptive authentication technology to the login process of our CoStar Suite product.

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

Services

Our suite of information, analytics and online marketplaces is branded and marketed to our customers. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we have enhanced and expanded, and expect to continue to enhance and expand, our existing information, analytics and online marketplace services and we have developed and expect to continue to develop additional services that make use of our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs:

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

•CoStar Property® provides a comprehensive inventory of office, industrial, retail, multifamily and student housing properties and land. We also provide for-lease and for-sale listings, historical data, property analytics, building photographs, demographics, maps and floor plans. Commercial real estate professionals use CoStar Property to identify available space for-lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use CoStar Property to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables. CoStar Property provides subscribers with powerful map-based search & reporting capabilities.

•CoStar COMPS® is the industry’s most comprehensive database of comparable commercial real estate sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. CoStar COMPS offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties plotted on a map or aerial image or in a table format.

•CoStar Market Analytics provides owners, investors, brokers property managers, lenders, appraisers and other commercial real estate professionals the ability to view and report on aggregated market and submarket trends, including leasing, vacancy, rental rates, construction, investment sales activity and overall economic conditions that affect commercial real estate markets. CoStar Market Analytics covers all major real estate sectors including office, industrial, retail, multifamily and student housing, and provides quantitatively driven and economist curated forecasts of supply, demand, vacancy, and rent at the submarket level, and job growth and asset pricing at the market level.

•CoStar Tenant® is a detailed online business-to-business prospecting and analytical tool providing commercial real estate professionals with the most comprehensive commercial real estate-related tenant information available in our North American markets. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. Delivering this information via the Internet allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

•CoStar Lease Comps provides subscribers comprehensive data regarding CoStar researched lease transactions and a software tool to capture, manage and maintain their own user-entered lease data. In addition, CoStar Lease Comps provides subscribers the ability to analyze this combined lease dataset from an aggregate analytic perspective and generate various reports.

•CoStar Lease Analysis® is a workflow tool that allows subscribers to incorporate CoStar data with their own data to perform in-depth lease analyses and share those analyses with other subscribers or non-subscribers. CoStar Lease Analysis can be used to produce an understandable cash flow analysis as well as key metrics about any proposed or existing lease. It combines financial modeling with CoStar’s comprehensive property information, enabling the subscriber to compare lease alternatives, either from a landlord or tenant perspective.

•CoStar Public Record is CoStar’s newest commercial real estate servicing offering. It provides access to a searchable database of nearly 38 million commercially-zoned parcels in the U.S. Users can search for property attributes, sale transaction, loan, lien and tax assessments information. Information in this module is sourced from numerous counties and jurisdictions that provide this data for ownership, title and property tax assessment purposes.

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

CoStar Risk Analytics® is a trusted partner to many of the largest commercial real estate lenders and commercial mortgage-based securities (CMBS) market participants, providing timely data, advanced analytics, time proven models and extensive experience to support regulatory examinations, risk management and strategic decision making. The CoStar Risk Analytics COMPASS credit default model has been used by commercial real estate lenders, CMBS participants and regulators for over 15 years to estimate required loss reserves, stress test portfolios, generate risk ratings, calculate capital adequacy, underwrite loans, target lending opportunities and price CMBS bonds. Our clients rely on CoStar Risk Analytics for model validations and reporting to support regulatory examinations. Additionally, CoStar Risk Analytics solutions connect client loan and CMBS loan portfolios to CoStar’s industry leading commercial real estate data, research, analytics and the COMPASS credit model, updated daily, for more informed decision making, portfolio strategy and surveillance. Clients of CoStar Risk Analytics solutions include many of the largest banks, life insurance companies, asset managers, hedge funds, government agencies and regulators.

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

Online Marketplaces

Multifamily

Apartments.comTM, the flagship brand of our network of apartment marketing sites, provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community. Apartments.com also provides tools to facilitate the rental process, including online applications, background and credit checks and rental payment processing. The Apartments.com network consists of numerous other apartment marketing sites, including:

•ApartmentFinder® provides lead generation, advertising and Internet marketing solutions to property managers and owners through its main site, ApartmentFinder.com.

•ForRent.com® provides digital advertising through a network of four multifamily websites - which includes ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com.

•ApartmentHomeLiving.comTM provides renters with another national online apartment rental resource that showcases apartments for rent with official prices, pictures, floor plans and detailed information on each apartment.

•Apartamentos.comTM provides Spanish speaking renters with an online apartment rentals resource offered exclusively in Spanish, with the same primary features found on Apartments.com.

•Westside Rentals® specializes in Southern California real estate rentals.

•Off Campus Partners provides student housing marketplace content and technology to U.S. universities, simplifying the off-campus housing search process for universities, property managers, and students.

Commercial Property and Land

LoopNet Premium Lister® is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a quarterly or annual subscription.

LoopNet Diamond, Platinum and Gold Ads are designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists, and advanced marketing and searching tools. These LoopNet Ads provide subscribers with full access to three of the industry’s top commercial real estate marketplaces, LoopNet®, Cityfeet® and Showcase.com®, as well as online newspaper websites including the Wall Street Journal. LoopNet Ads are available for a six-month or annual subscription.

Ten-X® operates an online auction platform for commercial real estate. We are working on integrating the Ten-X platform into both LoopNet and CoStar services, to expand the audience for Ten-X auctions to include our online commercial real estate users.
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

HomeSnap® is an industry-leading online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship.

Clients

We draw clients from across the real estate and related business community, including real estate brokers, agents, owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in real estate. For the years ended December 31, 2020, 2019 and 2018, no single client accounted for more than 5% of our revenues.

Sales and Marketing

Our overall sales strategy is to provide optimal service to our existing customers, attract new clients and cross-sell the numerous solutions we have to offer. Our sales teams sell multiple products and are primarily located in field sales offices throughout the U.S., with others in Canada, the U.K., Spain, France, and Germany. Our inside sales teams are largely based in Washington, DC and Richmond, Virginia. Our inside sales professionals actively work lead lists, prospect for new customers and perform virtual product demonstrations. Our professionals utilize the Internet and remote presentation tools to convey the multiple solutions we offer. In response to the COVID-19 pandemic, our entire sales force has been equipped to operate remotely.

Our local offices typically support field sales and field research operations within the markets in which they operate. This enables our clients to benefit from a local presence. Our field sales force has the primary front-line responsibility for customer service, ensuring client satisfaction and building long-term relationships. Our local offices act as hubs for training, sources of market insight, product feedback sessions and connecting industry participants.

We actively manage all client accounts with frequent meetings, trainings, and updates on new enhancements. In 2020, we successfully implemented a number of important sales initiatives, focused on selling our products to brokers, property owners and lenders in the U.S. This focus will continue in 2021. Our initiatives to partner with brokers to provide value to property owners allowed us to successfully position LoopNet Ads as a valuable marketing solution for a property owner’s major risk, namely, the cost of vacant space and the resulting negative impact on valuation of the property or portfolio, a risk that has been significantly magnified as a result of the COVID-19 pandemic. Additionally, we worked closely with clients to help them navigate the unprecedented challenges brought on by the COVID-19 pandemic through relevant training initiatives and curated webinars. During the fourth quarter of 2020, we began establishing a dedicated LoopNet sales division. Both our field sales and LoopNet sales teams will continue to sell LoopNet solutions.

To generate brand awareness and site traffic for the Apartments.com network of rental websites, we utilize a multi-channel marketing campaign featuring television and radio ads, online and digital advertising impressions, streaming audio and podcasts, social media, email, public relations and news articles, out-of-home and paid search marketing, all of which are reinforced with substantial Search Engine Optimization efforts. We plan to continue to utilize these marketing methods to generate brand awareness and site traffic for the Apartments.com network and implement similar marketing strategies for LoopNet and Ten-X. We will continue to work to determine the optimal level of marketing investment for each of these services for future periods.

Our CoStar U.K. sales force continued to grow our existing client base, and trained users on the numerous product enhancements we released during 2019 and 2020. In Canada, our sales representatives were focused on targeting brokers, owners and lender prospects for subscribing to our suite of products.

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

In 2020, in response to the COVID-19 pandemic, our primary marketing methods included: virtual service demonstrations; targeted paid digital marketing; retargeting and social marketing; direct marketing such as email; communication via our corporate website and news services; participation in virtual trade shows and industry events; virtual Company-sponsored events; client referrals; content marketing including webinars, seminars, and white papers and other company newsletters distributed via email to our clients and prospects.

To generate brand awareness and site traffic for the Apartments.com network of rental websites, we utilize a multi-channel marketing campaign featuring television and radio ads, online and digital advertising impressions, streaming audio and podcasts, social media, email, public relations and news articles, out-of-home and paid search marketing, all of which are reinforced with substantial Search Engine Optimization efforts. We plan to continue to utilize these marketing methods to generate brand awareness and site traffic, and will continue to work to determine the optimal level of marketing investment for our services for future periods.

Comprehensive digital marketing and direct marketing are effective means for us to find prospective clients. Our digital marketing efforts include Search Engine Optimization, paid advertising with major search engines, social media and display advertising on commercial real estate news and business websites and mobile applications, and our direct marketing efforts include television, radio, out-of-home ads, direct mail and email and, when applicable, make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of integrated marketing and advertising to build brand awareness, brand identity and reinforce the value and benefits of our services. We also sponsor and attend local virtual association activities and events, including industry-leading events for commercial real estate brokers, property owners, investors and retail and financial services institutions, and attend or exhibit at virtual industry trade shows and conferences to reinforce our relationships with our core user groups.

News has always been a valuable part of CoStar's core subscription offering. CoStar's award-winning news teams report on the latest deals and developments across our markets, keeping subscribers informed and driving higher usage in our core product. In 2020, we enhanced our offerings, including producing a series of special reports on the impact of the COVID-19 pandemic on the commercial real estate industry and working with our analyst team, added weekly video updates and periodic webinars to discuss key changes to national and local markets. We merged STR's Hotel News Now news service into CoStar News, giving CoStar subscribers direct access to STR's hospitality news and analysis, while expanding the real estate audience for STR. Similarly, following CoStar's acquisition of Ten-X, we launched news coverage of commercial real estate auctions, telling the stories of prominent properties up for bid, including those featured on Ten-X. We continued to build our newsletter franchise, adding one focused on the hospitality industry and another highlighting the best of our analyst reports. We created new features for our newsletters showcasing the best of CoStar's architectural photography and data graphics. Finally, the news team, working with CoStar's research group, now produces quarterly Power Broker stories recognizing the top deals in each of our U.S., U.K. and Canadian markets, increasing broker exposure in the marketplace.

Competition

The market for information, analytics and online marketplaces generally is competitive and extremely dynamic. In the commercial real estate and apartment rentals industries, we believe the principal competitive factors affecting these services and providers are:

•Quality and depth of the underlying databases;
•Quality and quantity of leads and leases delivered;
•Ease of use, flexibility and functionality of the software;
•Intuitiveness and appeal of the user interface;
•Timeliness of the data, including listings;
•Breadth of geographic coverage and services offered;
•Completeness and accuracy of content;
•Client service and support;
•Perception that the service offered is the industry standard;
•Price;
•Effectiveness of marketing and sales efforts;
•Proprietary nature of methodologies, databases and technical resources;
•Vendor reputation;
•Brand loyalty among customers; and
•Capital resources.

We compete directly and indirectly for customers with the following categories of companies:

•Online marketing services, websites or data exchanges targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Reed Business Information Limited and its Estates Gazette and Radius Data Exchange products, SquareFoot, officespace.com, Brevitas, Catylist (now a part of Moody's), 42Floors, Altus Group (Commercial Property Search), Digsy, Quantum Listing, RealNex MarketPlace, TenantWise, Rofo, BuildingSearch.com, CIMLS, CompStak, Rightmove, Yardi (PropertyShark and CommercialCafe), CREXi, TotalCommercial.com, DebtX, Real Capital Markets, and VTS;

•Publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as CBRE Economic Advisors, Marshall & Swift, REIS Network (part of the Moody's Analytics Accelerator), Real Capital Analytics, Real Capital Markets, Reonomy, Yardi Matrix, RealPage and its Axiometrics business, Altus Insight and Altus RealNet (Canada);

•Search engine and Internet listing services featuring apartments for rent, such as Google, Bing, Facebook Marketplace, ApartmentGuide.com, Rent.com, Rentals.com, Zillow Rentals, Trulia Rentals, StreetEasy, NakedApartments.com, HotPads.com, MyNewPlace.com, Zumper, PadMapper, Craigslist, ApartmentList.com, Move.com, Realtor.com, Adobo, RadPad, RentJungle, RentCafe.com, RentHop, RentBerry, and ApartmentRatings;

•Hospitality benchmarking and analytics services, such as Lodging Econometrics, Kalibri Labs, Travelclick, HotStats and Shigi Group (SnapShot);

•Online and mobile software application providers in the residential real estate industry, including Zillow, Redfin and Realtor.com, as well as agent marketing platforms and workflow providers;

•Locally controlled real estate boards, exchanges or associations sponsoring property listing services and the companies with whom they partner, such as Catylist, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors, the Commercial Association of Realtors Data Services and AIR CRE;

•Real estate portfolio management software solutions, such as Cougar Software, MRI Software, Altus, RealPage, AppFolio and SiteCompli;

•Real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software, Tango Analytics, Lease Accelerator, Visual Lease, Sequnetra, Lease Harbor and AMT Direct;

•In-house research departments operated by commercial real estate brokers; and

•Public record providers.

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

Proprietary Rights

To protect our proprietary rights in our methodologies, database, software, trademarks and other intellectual property, we depend upon a combination of:

•Trade secret, misappropriation, unfair competition, copyright, trademark, computer fraud, database protection and other laws;
•Registration of copyrights and trademarks;
•Nondisclosure, noncompetition and other contractual provisions with employees and consultants;
•License agreements with customers;
•Patent protection; and
•Technical measures.

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

We maintain U.S. and international trademark registrations for CoStar’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. Our federally registered trademarks include CoStar®, CoStar Suite®, CoStar Property®, CoStar COMPS®, CoStar Tenant®, CoStar Lease Analysis®, LoopNet®, Showcase.com®, Cityfeet.com®, Apartments.com®, Lands of America®, Ten-X® and HomeSnap®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic. We consider our trademarks in the aggregate to constitute a valuable asset.

In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have one granted patent in the U.K., which expires in 2021, covering, among other things, certain of our field research methodologies, five patents in Canada, which expire in 2021 (2 patents) and 2036 (3 patents), covering, among other things, certain features of our field research methodologies and user interface features, and fifteen patents in the U.S. which expire in 2021 (2 patents), 2022 (2 patents), 2025 (1 patent), 2032 (2 patents), 2036 (3 patents), 2037 (4 patents), and 2038 (1 patent), covering, among other things, certain features of our field research methodologies and user interface feature. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or portfolio of patents as a whole.

Human Capital Resources

As of January 31, 2021, we employed 4,752 employees. U.S-based employees represent approximately 88% of the overall employee population, followed by 10% in European and Asia-Pacific and Latin American countries, and 2% in Canadian provinces. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe that our employee relations are excellent. As is common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected five fellow employees to form a Works Council, which represents our employees at the location. The Works Council has certain co-determination rights and rights to receive information from us and engage us in discussions under applicable law.

Our human resources and recruiting team works in partnership with business leaders, using a robust and diverse talent attraction strategy to fill vacancies and contribute to our growth, including our Careers page on our corporate website, employee referral program, social media and digital platforms, direct outreach, partnerships with commercial real estate industry groups and universities, and specific partnerships and programs to ensure a diverse slate of candidates for each role. The development and retention of our employees is critical to our success. To support career development, we offer on-demand and in-person training programs to new hires, managers, and leaders. We also offer a mentoring program, which pairs employees seeking mentorship with more experienced colleagues.

To assess employee engagement, we partner with a survey vendor to survey employees annually. Insights and results gathered from the survey are shared with our leadership, managers and employees and help to inform our human resources program strategy each year. We believe that diverse teams deliver better and more innovative solutions. The diversity of thought that comes from different perspectives and backgrounds allows us to deliver cutting edge research and technology solutions that best serve our customers. We have a dedicated Diversity, Equity and Inclusion team that is tasked with developing topical programming, communications and training including, but not limited to, celebrations of various heritage months and oversight of our employee resource groups, which create avenues for mentoring and professional development within these groups as well as education and awareness across the organization.

We provide competitive pay and benefits to attract and retain high quality talent. In addition to base salaries, compensation may include annual bonuses, commissions, and equity awards. Employees may also participate in an Employee Stock Purchase

Plan, and a 401(k) Plan with a company match. Our comprehensive set of health and wellness benefits are affordable, high quality and valuable to employees and their families. Employees have multiple choices for health plans, access to vision and dental benefits and may participate in our employee wellness program as well as our employee assistance program. Additional benefits include paid time off, parental bonding leave, college savings benefits, tuition reimbursement, company-subsidized commuter benefits and access to mental health, tax, and legal services.

We consider the health and wellbeing of our employees, clients, and communities to be our top priority during the COVID-19 pandemic. We transitioned from in-office to remote work for non-essential employees in early March of 2020 through the adoption of new, stable, and secure technologies to support employees in remaining fully productive while working remotely. We also adopted new policies and procedures to ensure safety, which currently include requirements for mask wearing in the office and when coming into contact with the community. We provide personal protective equipment for all employees, including face coverings, hand sanitizer, antibacterial surface sanitizer and other protective equipment as needed. In addition, our office space workstations have been redesigned and upgraded to allow for six feet of social distancing between them and include physical barrier shielding. HVAC systems in our offices have been upgraded with enhanced filtration, increased fresh air intake and ultraviolet lighting disinfection. We have also made a significant investment in commercial grade air filtration equipment and monitor air quality in majority of our office locations. Finally, all high contact surfaces in our offices are cleaned multiple times during the day and deep cleaned each night. We also provide free COVID-19 PCR and antibody testing for our employees and their immediate household family members.

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

Item 1A.    Risk Factors

Risks related to our business

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, analytics and online marketplace services. Our subscription-based services generate the largest portion of our revenues. Our revenue may not grow, or could decrease, if we cannot attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate low or sell new services to existing customers as a result of several factors, including, without limitation: economic pressures; the business failure of current clients; customer decisions that they do not need our services or to use alternative services; customers’ and potential customers’ budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; competitive pressures; or devaluation of the local currencies of international customers relative to the U.S. dollar which impairs the purchasing power of such customers. We compete against many other real estate information, analytics, and marketing service providers for business. If clients cancel services or decide not to renew their subscription agreements, and we do not sell new services to our existing clients or attract new clients, then our renewal rate, net new sales and revenues may decline or fail to meet expectations.

We may not be able to successfully develop and introduce new or upgraded information, analytics and online marketplace services that are attractive to our users and advertisers or successfully combine or shift focus from current services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of customers and potential customers, and to successfully introduce new and upgraded services into the marketplace, including services that make our marketplaces useful for users and attractive to advertisers. To be successful, we must be able to quickly adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and online marketplace services. As a result, we must continually invest resources in research and development to improve the appeal and comprehensiveness of our services and effectively incorporate new technologies.

Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. In addition, launching and selling a new or upgraded service puts additional strain on our sales and marketing resources. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch and marketing of the new or upgraded service, which could have a material adverse effect on our financial results. For example, to generate brand awareness and site traffic for our Apartments.com network of rental websites, we invest significant resources in a multi-channel marketing campaign. If the marketing campaign does not continue to increase brand awareness, site traffic and/or revenues, the cost of the campaign could have an adverse effect on our financial results.

In addition, as we integrate acquired businesses, we continue to assess which services we believe will best meet the needs of our customers. If we eliminate or phase out a service and are not able to offer and successfully market and sell an alternative service, our revenue may decrease, which could have a material adverse effect on our results of operations.

We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We compete to attract advertisers. Our competitors may have greater brand recognition or more direct sales personnel than we have and may generate more web traffic than we do, which may provide them with competitive advantages. To compete successfully for advertisers, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition could be adversely affected.

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
•the availability of vaccines to our employees and clients;
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
•the pace and extent of economic recovery following the COVID-19 pandemic, including recovery in the real estate industry in particular;
•increased costs of additional safety procedures and increased technology-related expenses to provide for business continuity; and
•increased cyber security risk, data accessibility concerns and susceptibility to communication disruptions because our employees and employees of our clients are working remotely.

As a result of COVID-19 and its impact on global economic conditions, including the real estate industry, towards the end of the first quarter and in the first two months of the second quarter of 2020, we saw an increase in customer requests for cancellations or suspensions, a reduction in new customer sales, failures to pay and delays in payments of amounts owed to us. We may see additional requests as current economic conditions cause customers to reduce expenses and prolong the decision-making time before purchasing third party services, which may lead to fewer of our services being purchased or service cancellations. The extent and duration of any future continued weakening of the economy is unknown, and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful or available to us and our customers and, if successful, when the benefits will be seen. We expect that cancellations or suspensions, reductions of services and failures to pay amounts due to us may increase at any time while the economic impact of the pandemic and the response to the pandemic impacts our customer base. We compete against many other real estate information and marketing service providers for business. If cancellations, reductions of services and failures to pay increase and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenues will decline and our profitability will be adversely affected.

As a business, we have experienced and may continue to experience challenges, including increased costs, as we have and continue to pivot our employees’ work locations and hours as deemed necessary to respond to COVID-19 to protect the health and well-being of our employees, customers and community. Any actual or perceived failure to comply with government orders, rules, laws or regulations as a result of changes in our operations in response to COVID-19 could subject us to investigations, claims, fines and other penalties, which in turn could adversely affect our business.

COVID-19, and the disruption in global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in this Report, which could materially adversely affect our business, financial condition and results of operations. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. For additional discussion of the impacts of the COVID-19 pandemic, which could be materially adverse to our operations and financial results, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of the COVID-19 Pandemic" in Item 7 of Part II of this Annual Report on Form 10-K.

A downturn or consolidation in the real estate industry may decrease customer demand for our services. The real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; rising interest rates and slowing transaction volumes due to the impact of the COVID-19 pandemic or otherwise that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; and unanticipated disasters and other adverse events such as slowing of the growth in the working age population resulting in reduced demand for all types of real estate. A downturn in the real estate market, including as a result of a decline in leasing activity and absorption rates may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenues by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we are unable to hire qualified sales personnel and develop and retain our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, BizBuySell, LandsofAmerica, STR, Ten-X and Homesnap, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as LoopNet, the Apartments.com network of rental websites, CoStar Showcase, and the Land.com network of rural lands for-sale. We expect to continue to invest in sales and marketing in 2021 as we seek to grow the numbers of subscribers to, and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations and financial condition could be adversely affected.

Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest in our business, including internal investments in product development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenues and operating margins.

If Internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other Internet search engines drive traffic to our websites, including CoStar.com, the Apartments.com network of rental websites, the LoopNet.com network of commercial real estate websites, Ten-X.com, the BizBuySell.com network of business for-sale websites and the Land.com network of land for-sale websites. For example, when a user enters in a search query for an apartment building name or address into an Internet search engine, the Internet search engine’s ranking of our Apartments.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ Search Engine Optimization (SEO) and Search Engine Marketing (SEM) efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through Internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations and financial condition could be adversely affected. Our marketing expenses may increase in connection with our efforts to maintain or increase traffic to our websites. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products.

Competition could render our services uncompetitive and reduce our profitability. The markets for information systems and services and for online marketplaces in general are highly competitive and rapidly changing. Competition in these markets may increase further if economic conditions or other circumstances cause customer bases and customer spending to decrease and service providers to compete for fewer customer resources. Our existing or future competitors, may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical or marketing resources than we have to provide services that users might view as superior to our offerings. Competitors may introduce different solutions that attract users away from our services or provide solutions similar to ours that have the advantage of better branding or marketing resources. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, advertisers, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including LoopNet, the Apartments.com network of rental websites, and the Land.com network of rural lands for-sale, depend on advertising revenues generated primarily through sales to persons in the real estate industry, including property managers and owners and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•Increasing the number of unique visitors to, and users of, our websites and mobile applications;
•The quantity and quality of the leads that we provide to our advertisers;
•The success of any marketing and product development efforts directed at attracting additional users and advertisers to our marketplaces;
•Keeping pace with changes in technology and with our competitors; and
•Offering an attractive return on investment to our advertisers for their advertising dollars spent with us.

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

If we are not able to successfully identify, finance, integrate and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We are likely to incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. For example, the FTC recently withheld approval for our proposed acquisition of RentPath, the purchase agreement was subsequently terminated, and we incurred a termination fee of $52 million. We are also likely to incur severance costs and other integration costs post-acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operation or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations or laws may pose increased risk; and retain key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies.  For example, we may be unable to fully integrate STR, Ten-X and Homesnap with CoStar when and as expected.

We are subject to an FTC consent order, which is publicly available on the FTC's website at http://www.ftc.gov/, that, among other things, requires us to give the FTC advance notice of certain acquisitions. Compliance with this order could prevent us from closing certain acquisitions or add significant time and cost to such acquisitions, ultimately making an acquisition prohibitive or preventing us from realizing its anticipated benefits.

External factors, such as compliance with laws and regulations, and shifting market preferences, may also impact the successful integration of an acquired business. An acquired business could strain our system of internal controls and diminish its effectiveness. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to complete future acquisitions. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, as in the case of RentPath. If regulatory approval is obtained, the terms of any such approval may impose limitations on our ongoing operations or require us to divest assets or lines of business. If regulatory approval is denied, we may incur significant, additional costs payable to an acquisition target as a result of failure to close the transaction. For example, we incurred a termination fee of $52 million in connection with termination of the RentPath purchase agreement. Significant break-up fees incurred in the future may adversely affect our results of operation and financial condition.

As a result of our acquisitions, we had approximately $2.7 billion of goodwill and intangibles as of December 31, 2020. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.

Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients and vendors. We collect, use and disclose personally identifiable information, such as names, addresses, phone numbers and email addresses. We collect, store and use biometric data and sensitive or confidential transaction and account information. We also collect personal information from tenants and landlords, including social security numbers, birthdates and financial information to facilitate the apartment rental application and payment process between a renter and property manager. As a result, we are subject to a variety of state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Fair Credit Reporting Act, the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA). These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR introduced new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process. Following the end of the Brexit transition on December 31, 2020, the EU and U.K. agreed, as part of a wider trade deal, a further transitional period at least another four months, extendable to six months, during which personal data may flow freely from the European Economic Area (the “EEA”) to the U.K.. During that period, the European Commission is considering whether to make an “adequacy decision” in favor of the U.K., finding that the U.K. offers protection of personal data equivalent to the EEA, which will allow data to continue to flow freely between the EEA and the U.K. On February 19, 2021, the European Commission published draft adequacy decisions. If no final adequacy decision is made in favor of the U.K. before the end of the further transitional period, because transfers of personal data between an EEA country and the U.K. will be transfers to a “third country”, we may be required to put in place additional mechanisms in place to enable transfers of data from EEA countries to the U.K. to ensure compliance with the GDPR. The CCPA, which became effective on January 1, 2020, expands the rights of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Any failure or alleged failure to comply with the rules arising from the GDPR and related national laws of EU member states or the U.K., CCPA and other privacy or data protection laws adopted by other jurisdictions, could lead to government enforcement actions and significant penalties against us, and could materially adversely affect our reputation, business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.

The interpretation and application of many privacy and data protection laws are uncertain. These laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of negative publicity, fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.

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

The techniques used to obtain unauthorized, improper or illegal access to a target's systems, data or customers' data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities or those of our customers or vendors, or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors or other users of our systems into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, phishing and social engineering schemes, could compromise the confidentiality, availability, and integrity of the data in our systems. Our efforts to prevent, detect and respond to data security incidents, may not be effective. Further, the security measures and procedures our customers, vendors and other users of our systems have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyberattacks or system failures.

Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ or employees’ personal or proprietary information that is stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities or other irregularities. Actual or perceived breaches of our security could result in any of the following, among other things, any of which could adversely affect our business and results of operations:

•Interrupt our operations,
•Result in our systems or services being unavailable,
•Result in improper disclosures of data,
•Materially harm our reputation and brands,
•Result in significant regulatory scrutiny and legal and financial exposure,
•Cause us to incur significant remediation costs,
•Lead to loss of customer confidence in, or decreased use of, our products and services,
•Divert the attention of management from the operation of our business, and
•Result in significant contractual penalties or other payments as a result of third-party losses or claims.

In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers or vendors (including data center and cloud computing providers) could have similar negative effects on our business. For example, In December 2020, we became aware that one of our vendors providing IT infrastructure management software, SolarWinds Corporation, had been compromised by cyberattacks. As of December 22, 2020, we had implemented the fully patched versions of the SolarWinds software and we took additional measures to block Internet connectivity to and from all SolarWinds' Orion servers. Although we have not identified any compromise of our IT systems due to the use of SolarWinds software to date, we continue to monitor our network for any potential impact related to the SolarWinds cyberattack. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of the SolarWinds cyberattack, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. The coverage under our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services, could damage our reputation and lead to reduced demand for our information, analytics and online marketplace services, lower revenues and increased costs. Our business, brands and reputation depend upon the satisfactory performance, reliability and availability of our websites, the Internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit users' access to our services. Our operations also depend on our ability to protect our databases, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events.

In addition, the software, internal applications and systems underlying our services are complex and may not be error-free. We may encounter technical problems when we attempt to enhance our software, internal applications and systems. Our users rely on our services for the conduct of their own businesses. Disruptions in, technical problems with, or reductions in ability to access, our services for any reason could damage our users’ businesses, harm our reputation, result in additional costs or reduce demand for our information, analytics and online marketplace services, any of which could harm our business, results of operations and financial condition.

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

Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations and financial position. Expanding into new markets and increasing the depth of our coverage in existing markets imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer or are more expensive than planned or we are not successful in marketing and selling our services in existing or new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues.

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, seasonality and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented industry, such as office, industrial, retail, multifamily, single family and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar Suite sales towards the end of the year, however sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry, such as changes resulting from the COVID-19 pandemic. In addition, we generally incur greater marketing expenses during the second quarter, which coincides with the peak season for apartment rentals. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described in this paragraph and below and elsewhere in this Annual Report on Form 10-K:

•Rates of subscriber adoption and retention;
•Timing of our sales conference or significant marketing events;
•Changes in our pricing strategy and timing of changes;
•The timing and success of new service introductions and enhancements;
•The shift of focus from, or phase out of services that overlap or are redundant with other services we offer;
•The amount and timing of our expenses and capital expenditures;
•The amount and timing of non-cash stock-based charges;
•Acquisition-related costs or impairment charges associated with such investments and acquisitions;
•Competition;
•Changes or consolidation in the real estate industry;
•Interest rate fluctuations;
•Execution of our expansion and integration plans;
•The development of our sales force;
•Foreign currency and exchange rate fluctuations;
•Inflation; and
•Changes in client budgets.

These fluctuations could negatively affect our results of operations during the period in question and/or future periods or cause our stock price to decline. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

Fluctuating foreign currencies may negatively impact our business, results of operations and financial position. A portion of our business is denominated in foreign currencies. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

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

Changes in tax laws, regulations or fiscal and tax policies or the manner of their interpretation or enforcement could adversely impact our financial performance. New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. For example, in December 2017, the United States enacted The Tax Cuts and Jobs Act (the "Tax Act"), and various provisions of the new law may adversely affect us. Certain aspects of Tax Reform are unclear and may not be clarified for some time. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the new legislation. We expect that additional regulations or other guidance may be issued with respect to the Tax Act in subsequent years. We continue to examine the impact this tax reform legislation may have on our business. In addition, if federal, state, local or foreign tax authorities change applicable tax laws or issue new guidance, including in response to the Tax Act, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments.

We depend on processing vendors to complete credit and debit card transactions. If we or our processing vendors fail to maintain adequate systems to authorize and process credit card transactions, one or more of the major credit card companies could disallow our continued use of their payment products. If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. We could lose customers if we are not able to continue to use payment products of the major credit card companies. In addition, if the systems to authorize and process credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

We depend on processing vendors to complete credit and debit card transactions and Automated Clearing House (ACH) payments, both for payments made to us directly for our services and for payments made by renters to landlords using our online leasing services. If we or any one or more of these service providers fail to maintain adequate systems for authorization and processing credit card payments, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. Further, if we or any one or more of these service providers fail to maintain adequate systems for authorization and processing of credit, debit, ACH or similar payments or if any such service provider were to terminate or modify its relationship with us unexpectedly, our ability to process those customer transactions would be adversely affected, which could decrease sales, discourage customers away from our marketplace services, result in potential legal liability, and harm our business and reputation. In addition, if the systems for the authorization and processing of credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

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

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent payment transactions, we may face civil liability, diminished public perception of our security measures and higher costs, each of which could harm our business, results of operations and financial condition.

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

Risks related to our data, intellectual property and listings

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our information, analytics and online marketplace services. Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of the data and analysis we provide. Establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties or directly from brokers through the Marketing Center feature on CoStar and LoopNet, or analysis is not current, accurate, comprehensive or reliable, we could experience reduced demand for our services or be subject to legal claims by our customers, either of which could result in lower revenues and higher expenses.

If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, databases, services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. We find our proprietary content on competitors' sites. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, have cost us and could continue to cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on an intellectual property claim, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

Effective trademark, trade secret, patent, and copyright protection may not be available in every country in which we provide our services. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. This risk will increase as we continue to expand our business into new international jurisdictions.

We may not be able to successfully halt the operation of websites that aggregate our data, as well as data from other companies, or copycat websites that may misappropriate our data. Third parties may misappropriate our data through website scraping, robots or other means and aggregate and display this data on their websites. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brands or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources.

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories, such as breach of laws related to privacy and data protection. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, analytics and online marketplaces to users.

If we are unable to obtain or retain listings from real estate brokers, agents, property owners and apartment property managers, our marketplace services, could be less attractive to current or potential customers, which could reduce our revenues. The value of our real estate marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. As the number of listings increases, so does the utility of a marketplace's search, listing and marketing services. We depend substantially on brokers, agents, property owners and, in the case of apartment rentals, property managers to submit listings to our marketplaces. If these parties choose not to continue their listings with us, or choose to list them with a competitor, our CRE marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue. Similarly, the value and utility of our other marketplaces, including the BizBuySell.com network of business for-sale websites, are also dependent on attracting and retaining listings.

Risks related to our international operations

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

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results. On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” On January 31, 2020, the U.K. officially withdrew from the E.U, beginning a transition period of negotiations between the British government and the E.U. and other governments. On December 24, 2020, the E.U. and the U.K. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. The impact of Brexit, the December 2020 post-Brexit agreement and the future relationship between the E.U. and the U.K., including terms not addressed in the December 2020 agreement, remain uncertain. Such uncertainty could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused and could continue to cause significant volatility in global equity markets, currency exchange rates and other asset prices, including those related to real property. Brexit may also lead to divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and compliance with those laws and regulations may be cumbersome, difficult or costly. Further, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. We cannot yet predict the future implications of Brexit, including whether it could increase our cost of doing business or otherwise adversely affect our financial condition or results of operations. The impact to us from Brexit may affect not only our U.K. operations but operations in other parts of the E.U.

Risks related to our indebtedness

We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition, and results of operations. As of December 31, 2020, we had approximately $1 billion of Senior Notes outstanding and an additional approximately $750 million available to be drawn under the 2020 Credit Agreement. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2020 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.

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

Our borrowings under the 2020 Credit Agreement will carry a variable interest rate based on the Euro Interbank Offered Rate (“EURIBOR”) or the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The U.K. authority that regulates LIBOR announced that it will not compel banks to submit rates for the calculation of LIBOR after June

2023. The full impact of any transition away from LIBOR remains unclear. We may need or seek to negotiate with our lenders for an alternative rate. We may not be able to agree with our lenders on a replacement reference rate that is as favorable as LIBOR, which may increase in the cost of our borrowings under the 2020 Credit Agreement.

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

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital or result in the loss of certain covenant suspensions. Our debt rating could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

In addition, the 2020 Credit Agreement provides that, during any period of time in which we maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. (such period, a “Covenant Suspension Period”), certain customary negative and affirmative covenants contained in the 2020 Credit Agreement are suspended, including the covenants restricting affiliate transactions, incurrence of indebtedness, investments, asset sales and restricted payments. A lowering of one or both of our investment grade ratings would result in increased compliance costs and would impose certain operating restrictions, either of which could be materially adverse to our operations and financial results.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 169,093 square feet of office space, with a lease that expires May 31, 2025 (with two 5-year renewal options). Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, where we occupy 23,064 square feet of office space. Our lease for this facility has a term ending August 31, 2025. This facility is used by our International operating segment.

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

Item 3.    Legal Proceedings

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business, including, among others, the legal actions discussed under “Contingencies” in Note 13 “Commitments and Contingencies” to our Financial Statements. While our management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our business, financial position, future results of operations or liquidity, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial position, future results of operations or liquidity.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” As of January 31, 2021, there were 1,751 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.

Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities. The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2020	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	1,724		$848.63	—	—
November 1 through 30	2,097		835.61	—	—
December 1 through 31	967		879.64	—	—
Total	4,788	(1)	$849.19	—	—
__________________________________________
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

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:

•An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index; and

•An equal investment in the S&P 500 Internet Services & Infrastructure Index.

The comparison covers the period beginning December 31, 2015, and ending on December 31, 2020, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
CoStar Group, Inc.
S&P 500 Index
S&P 500 Internet Services & Infrastructure Index
DOLLARS
500
400
300
200
100
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Company / Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
CoStar Group, Inc.	$100	$91.19	$143.67	$163.21	$289.47	$447.18
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
S&P 500 Internet Services & Infrastructure Index	100	105.18	148.04	135.52	182.22	211.53
__________________________

Item 6.    Selected Financial Data

Selected Financial Data
(in thousands, except per share data)

The following table provides selected consolidated financial data for the five years ended December 31, 2020. The consolidated statements of operations data shown below for each of the three years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from audited consolidated financial statements that are included in this report. The consolidated statements of operations data for each of the years ended 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 shown below are derived from audited consolidated financial statements for those years that are not included in this report. Information about prior period acquisitions and the adoption of recent accounting pronouncements that may affect the comparability of the selected financial information presented below are included in "Item 1. Business" and Note 2 to the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K. The total assets and total long-term liabilities reported in the consolidated balance sheet data have been reclassified to conform to our current presentation as a result of the retrospective application of the authoritative guidance to simplify the presentation of debt issuance costs.

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and the other information contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2016	2017	2018	2019	2020
Revenues	$837,630	$965,230	$1,191,832	$1,399,719	$1,659,019
Cost of revenues	173,814	220,403	269,933	289,239	308,968
Gross profit	663,816	744,827	921,899	1,110,480	1,350,051
Operating expenses	518,911	571,011	648,335	746,933	1,060,849
Income from operations	144,905	173,816	273,564	363,547	289,202
Interest (expense) income	(9,244)	(5,669)	10,539	16,742	(17,395)
Other (expense) income	1,001	(3,089)	(88)	10,660	(827)
Income before income taxes	136,662	165,058	284,015	390,949	270,980
Income tax expense	51,591	42,363	45,681	75,986	43,852
Net income	$85,071	$122,695	$238,334	$314,963	$227,128
Net income per share — basic	$2.64	$3.70	$6.61	$8.67	$5.97
Net income per share — diluted	$2.62	$3.66	$6.54	$8.60	$5.93
Weighted average shares outstanding — basic	32,167	33,200	36,058	36,310	38,073
Weighted average shares outstanding — diluted	32,436	33,559	36,448	36,630	38,326

	As of December 31,
Consolidated Balance Sheet Data:	2016	2017	2018	2019	2020
Cash, cash equivalents and long-term investments	$577,175	$1,221,533	$1,110,486	$1,080,801	$3,755,912
Working capital	472,545	1,141,269	1,059,139	992,109	3,557,662
Total assets	2,185,063	2,873,441	3,312,957	3,853,986	6,915,420
Total long-term liabilities	375,904	75,525	136,856	241,337	1,209,211
Stockholders’ equity	1,654,213	2,651,250	3,021,942	3,405,593	5,375,359

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

Overview

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property®, CoStar COMPS®, CoStar Market Analytics, CoStar Tenant®, CoStar Lease Comps and CoStar Public Record through our online and mobile applications. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, and industry news. Our commercial real estate sales force is currently responsible for selling multiple product lines, including CoStar Suite and LoopNet. Starting in late 2019, we shifted the focus of our sales force to sales of LoopNet Diamond, Platinum and Gold Ads. As a result of this shift, as well as the continued impact of COVID-19 on our current and potential customer base, we saw a decline in CoStar Suite revenue growth rates in 2020 compared to 2019 growth rates and expect similar growth rates throughout 2021.

Information services. We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. On October 22, 2019, we acquired STR and we now also provide STR’s complementary benchmarking and analytics services to the hospitality industry. STR sells the majority of its services on a subscription basis, but also receives one-time or ad hoc transaction fee revenues. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The growth rates of information services increased in 2020 compared to 2019 primarily due to the STR acquisition. The hospitality industry has been severely impacted by COVID-19, as a result, revenue for STR declined in the second quarter of 2020 and increased moderately during the remainder of the year. We anticipate STR revenue and overall information services growth rates to moderate during 2021.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC ("OCP"). Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. During 2020, multifamily revenue growth rates generally continued to increase relative to 2019 revenue growth rates as tenants, property owners and landlords continued to transact in our digital environment.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. On

December 22, 2020, we acquired Homesnap, an industry-leading online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. As part of our rebuild and launch of the LoopNet Diamond, Platinum and Gold Ads products during the fourth quarter of 2019, we shifted the focus of our commercial real estate sales force to LoopNet Ads. As a result, the LoopNet revenue growth rate increased in the fourth quarter of 2019. Growth was flat during the first half of 2020 as LoopNet.com sales volumes declined and cancellations increased as a result of COVID-19 and its impact on the commercial real estate industry. During the second half of 2020, we saw an increase in sales and expect LoopNet revenue growth rates to continue at those levels in 2021. Overall, revenues in commercial property and land increased during 2020 compared to 2019 primarily due to revenue from our newly acquired online auction platform, Ten-X and, to a lesser extent, revenue growth from LoopNet.com. Overall, we expect an increase in the commercial property and land growth rates in 2021 compared to 2020 primarily due to the Homesnap acquisition and continued impact of the Ten-X acquisition.

Impact of the COVID-19 Pandemic

A novel strain of coronavirus known as "COVID-19" was first identified in Wuhan, China in December 2019, and was subsequently declared a pandemic by the World Health Organization on March 11, 2020. COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The full impact of the COVID-19 pandemic is unknown and is evolving as the pandemic continues. The COVID-19 pandemic did not materially affect our consolidated financial statements for the year ended December 31, 2020.

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

In connection with the shift to work from home, we incurred and may continue to incur expenses to help employees perform their jobs effectively and securely. In preparation for an eventual return to work in the office, we have also incurred and expect to continue to incur expenses to help protect the health and safety of our employees and visitors. In response to the COVID-19 pandemic, we have taken steps to manage our costs, including minimizing hiring to essential positions, restricting business travel and canceling in-person marketing events. We expect to continue to minimize travel and restrict in-person marketing events during the first half of 2021. Overall, the increased direct spend related to the COVID-19 pandemic, including office reconfiguration, has not been material to date and has had minimal impact on our financial position and operating results as these expenses have been generally offset by the cost savings described above. As the situation evolves, we may implement additional cost reductions.

Current general economic conditions in the U.S. and the world as a result of the COVID-19 pandemic are negatively affecting business operations for our clients and are expected to result in business consolidations and, in certain circumstances, failures. In general, customers are seeking to reduce expenses as a result of current economic conditions. The extent and duration of any future continued weakening of the global economy is unknown. There can be no assurance that any of the governmental or private sector initiatives designed to strengthen the U.S. and other economies will ultimately be successful or available to us and our customers, and, if successful, when the benefits will be available or seen. Because of the rapidly evolving nature of the COVID-19 pandemic and responses to it by, and the impact on, global economies, our revenue or earnings forecasts may not prove to be accurate. Any expected changes in financial results discussed in this report, including any expected impact of COVID-19, are based on our current observations and experience and involve estimates and assumptions. As the extent and duration of the impacts from COVID-19 remain unclear, our estimates and assumptions may evolve as conditions change. Our current observations and past experience and results may not be an indicator of ongoing trends or future results, and actual results could differ significantly from our estimates and expectations.

Our near-term revenues are relatively predictable as a result of our subscription-based business model; however, we expect that we will continue to experience the effects of the COVID-19 pandemic on our business, results of operations and overall financial performance. Such effects may include, among others, a decrease in new customer sales and increases in customer cancellations, suspensions, service reductions and failures to pay or delays in payments of amounts owed to us. We are more likely to incur asset impairment charges or restructuring charges, or further increase our allowance for credit losses, as a result of this crisis and related economic downturn, which could adversely affect our results of operations. The amount and frequency of such actions will be affected by the severity and duration of the COVID-19 pandemic. We experienced a decrease in net new bookings of subscription-based services and an increase in customer requests for cancellations and suspensions towards the end of the first quarter of 2020 that continued through May 2020; however, those requests have eased since then, and sales related to marketplace service offerings have returned to pre-pandemic levels. During 2020, we increased the allowance for credit loss as a result of increased write-off trends and increased the forecasted credit loss estimate on high credit risk customers to reflect the uncertainty around the duration and speed of an economic recovery in the first three quarters of 2020. However, the credit loss expense normalized in the fourth quarter of 2020. Due to the uncertainty associated with the COVID-19 pandemic, we will continue to monitor customer behavior and its impact on our results of operations. See Note 3 in this Annual Report on Form 10-K for further discussion.

We strengthened our liquidity position through an equity offering of common stock in May 2020 and an offering of Senior Notes and amendment and restatement of our credit facility in early July 2020. See Note 11 and Note 15 in this Annual Report on Form 10-K for further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement. The effects of the pandemic have not affected our ability to date to access funding on reasonably similar terms as were available to us prior to March 2020. We discuss the current and potential impact of select provisions of the CARES Act (defined below) in our liquidity discussion.

For the years ended December 31, 2020, 2019 and 2018 our annualized net new bookings of subscription-based services on all contracts were approximately $184 million, $210 million and $169 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the years ended December 31, 2020, 2019 and 2018, our contract renewal rate for existing CoStar subscription-based services on annual contracts was approximately 89%, 90% and 90% respectively, and, therefore, our cancellation rate for those services was approximately 11%, 10%, and 10%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management also believes that the rate may be a reliable indicator of short-term and long-term performance. Our trailing twelve-month contract renewal rate may decline if, among other reasons, negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below, while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants and residential renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for 2021 currently include:

•Integrating and developing service offerings of recently completed acquisitions, including STR, Ten-X and Homesnap, with our business operations. We are consolidating STR data and services with CoStar Suite to create an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We are working on integrating the Ten-X platform with both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users. To increase exposure, we have upgraded LoopNet listings for properties to be auctioned on Ten-X and are allocating banner space on both our CoStar and LoopNet sites to Ten-X to cross-market our services. Our Homesnap team is creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow.

•Continuing to invest in the LoopNet marketplace and the Ten-X auction platform. We are enhancing the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Diamond, Platinum, and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. We have started recruiting and developing a dedicated sales team to help support and grow the business. To support the LoopNet marketplace, we implemented training and incentive programs for our sales team to increase sales of LoopNet Ads, with a focus on brokers and property owners. We plan to expand the Ten-X sales force during 2021 and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the LoopNet.com network and Ten-X, we plan to significantly increase our investment in marketing and utilize a multi media marketing campaign, reinforced with search engine optimization efforts. We will continue to work to determine the optimal level of marketing investment for each of these services for future periods.

•Continuing to invest in CoStar Suite, including capabilities that allow us to broaden the reach of CoStar Suite internationally by offering multiple languages and currencies on the platform. We plan to enhance CoStar Suite by making additional investments in analytical and service capabilities focused on lenders and owners of commercial real estate. We also recently acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images that we are integrating into CoStar. In addition, we plan to invest in the technology and infrastructure of our other existing service offerings and the backend systems that support our offerings.

•Continuing to develop, improve and market our Apartments.com service offerings that focus on creating the best and most comprehensive consumer rental search experience as well as continuing to advance the digital rental experience that allows renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We seek user feedback as we work to improve our services and continue to aggressively market our multifamily listing services in an effort to provide more value to consumers and, in turn, to attract advertisers. Our Apartments.com marketing investment is focused on enhanced brand awareness and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend and focus as we deem appropriate.

To support our continued expansion and development, in 2020, we completed a public equity offering, a senior notes offering and the refinancing of our revolving credit facility. In May 2020, we completed a public equity offering of 2.6 million shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. We expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in our subsidiaries, and the repurchase, redemption or retirement of securities, including our common stock.

On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears beginning January 15, 2021. We may redeem the Senior Notes in whole or in part (a) at any time prior to April 15, 2030, at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030, at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. We used a portion of the net proceeds from the issuance of the Senior Notes to repay outstanding borrowings under the 2017 Credit Agreement, and we intend to use the remaining proceeds to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes.

On July 1, 2020, we also entered into a second amended and restated credit agreement (the “2020 Credit Agreement”), which amended and restated in its entirety our existing credit agreement (the "2017 Credit Agreement"). The 2020 Credit

Agreement provides for a $750 million revolving credit facility with a term of five years and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. On July 1, 2020, we repaid the outstanding borrowings under our existing $750 million revolving credit facility pursuant to the 2017 Credit Agreement using the proceeds from the issuance of the Senior Notes. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes. The 2020 Credit Agreement, along with the proceeds from the May equity offering, the July Senior Notes offering and cash generated by our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise. See Notes 11 and 15 in this Annual Report on Form 10-K for further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement.

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

EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest (expense) income and other (expense) income, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

•The amount of acquisition- and integration-related costs incurred may be useful for investors to consider because such costs generally represent professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$227,128	$314,963	$238,334
Amortization of acquired intangible assets in cost of revenues	25,675	21,357	20,586
Amortization of acquired intangible assets in operating expenses	62,457	33,995	30,881
Depreciation and other amortization	28,812	25,813	26,276
Interest (expense) income	17,395	(16,742)	(10,539)
Other (expense) income	827	(10,660)	88
Income tax expense	43,852	75,986	45,681
EBITDA	$406,146	$444,712	$351,307

Net cash flows provided by (used in)
Operating activities	$486,106	$457,780	$335,458
Investing activities	$(464,163)	$(483,753)	$(448,001)
Financing activities	$2,662,297	$(4,154)	$2,744

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2020		2019		2018
Revenues	$1,659,019	100%	$1,399,719	100%	$1,191,832	100%
Cost of revenues	308,968	19	289,239	21	269,933	23
Gross profit	1,350,051	81	1,110,480	79	921,899	77
Operating expenses:
Selling and marketing (excluding customer base amortization)	535,778	32	408,596	29	359,858	30
Software development	162,916	10	125,602	9	100,937	8
General and administrative	299,698	18	178,740	13	156,659	13
Customer base amortization	62,457	4	33,995	2	30,881	3
Total operating expenses	1,060,849	64	746,933	53	648,335	54
Income from operations	289,202	17	363,547	26	273,564	23
Interest (expense) income	(17,395)	(1)	16,742	1	10,539	1
Other (expense) income	(827)	—	10,660	1	(88)	—
Income before income taxes	270,980	16	390,949	28	284,015	24
Income tax expense	43,852	3	75,986	5	45,681	4
Net income	$227,128	14%	$314,963	23%	$238,334	20%

The following table provides our revenues by type of service (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2020		2019		2018
Information and analytics(1)
CoStar Suite	$664,735	40%	$617,798	44%	$545,195	46%
Information services	130,070	8	88,446	6	67,624	6
Online marketplaces(1)
Multifamily	598,555	36	490,631	35	405,795	34
Commercial property and land	265,659	16	202,844	15	173,218	14
Total revenues	$1,659,019	100%	$1,399,719	100%	$1,191,832	100%
__________________________
(1) For further discussion of our Company, strategy and products, see our business overview set forth in "Item 1. Business" in this Annual Report on Form 10-K.

Comparison of Year Ended December 31, 2020 and Year Ended December 31, 2019

The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues
CoStar Suite	$664,735	$617,798	$46,937	8%
Information services	130,070	88,446	41,624	47
Multifamily	598,555	490,631	107,924	22
Commercial property and land	265,659	202,844	62,815	31
Total revenues	1,659,019	1,399,719	259,300	19
Cost of revenues	308,968	289,239	19,729	7
Gross profit	1,350,051	1,110,480	239,571	22
Operating expenses:
Selling and marketing (excluding customer base amortization)	535,778	408,596	127,182	31
Software development	162,916	125,602	37,314	30
General and administrative	299,698	178,740	120,958	68
Customer base amortization	62,457	33,995	28,462	84
Total operating expenses	1,060,849	746,933	313,916	42
Income from operations	289,202	363,547	(74,345)	(20)
Interest (expense) income	(17,395)	16,742	(34,137)	NM
Other (expense) income	(827)	10,660	(11,487)	NM
Income before income taxes	270,980	390,949	(119,969)	(31)
Income tax expense	43,852	75,986	(32,134)	(42)
Net income	$227,128	$314,963	$(87,835)	(28)%
__________________________
NM - Not meaningful
Revenues. Revenues increased to $1.7 billion in 2020, from $1.4 billion in 2019. The $259 million increase was primarily attributable to an $108 million, or 22%, increase in multifamily revenue. The multifamily increase was due to upsells of existing customer packages to higher value advertising packages, and higher sales volume due to an increase in property listings as a result of recent investments in marketing. Commercial property and land revenue increased $63 million, or 31%, due to revenue of $32 million from the acquisition of Ten-X, and growth in our LoopNet online marketplace services of $30 million as a result of stronger site traffic, driving sales of higher value advertisements. CoStar Suite revenues increased $47 million, or 8%, primarily due to renewal price increases from prior periods and, to a lesser extent, higher sales volume due to an increase in subscribers. Information services revenue increased $41 million, or 47%, primarily due to $44 million from the acquisition of STR, partially offset by a decrease of $2 million in revenue for our CoStar Real Estate Manager service offerings.

Gross Profit. Gross profit increased to $1.4 billion in 2020, from $1.1 billion in 2019. The gross profit percentage was 81% for 2020 compared to 79% for 2019. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $20 million, or 7%, mostly due to the acquisitions of STR and Ten-X, which were the primary drivers of higher personnel costs of $12 million, and increased intangible asset amortization of $4 million, and to a lesser extent, increases in bank and merchant fees of $4 million and IT equipment and office supplies of $4 million related to employees directly supporting our customers as they transitioned to working from home during the COVID-19 pandemic. These increases were partially offset by a $4 million decrease in travel and entertainment expenses for research and product support employees.

Selling and Marketing Expenses. Selling and marketing expenses increased to $536 million in 2020, from $409 million in 2019. The increase was primarily attributable to $92 million in additional marketing spend, including $57 million in search engine marketing, primarily for Apartments.com and LoopNet, a $40 million increase in marketing agency fees, and a $6 million increase in other forms of marketing, led by digital, partially offset by a decrease in event spending of $11 million. In addition, the increase in expenses was caused by higher personnel costs of $40 million driven by the acquisitions of STR and Ten-X, as well as, higher sales commissions, in addition to $2 million increases in each of occupancy and supplies. These increases were partially offset by a $9 million decrease in travel and entertainment expense.

Software Development Expenses. Software development expenses increased to $163 million in 2020, from $126 million in 2019, and increased as a percentage of revenues to 10% in 2020, compared to 9% in 2019. The increase in the amount of software development expense was primarily due to a $33 million increase in personnel costs as a result of increased headcount and temporary services to enhance our product offerings, including $11 million due to the acquisitions of STR and Ten-X, as well as a $2 million increase in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $300 million in 2020, from $179 million in 2019, and increased as a percentage of revenues to 18% in 2020 from 13% in 2019. The increase in general and administrative expenses was partially attributable to the $52 million break fee and $8 million in extension payments that we were contractually obligated to pay under the Asset Purchase Agreement with RentPath, which we terminated in December 2020. In addition, there were increases in personnel costs of $27 million due to increased headcount driven by the acquisitions of STR and Ten-X, credit loss expense of $14 million primarily due to our expectations that the economic downturn caused by the COVID-19 pandemic will increase delinquent trade receivables, professional services of $14 million driven by an increase in other acquisition related costs, and additional software and equipment of $5 million.

Customer Base Amortization Expense. Customer base amortization expense increased to $62 million in 2020, from $34 million in 2019, and increased as a percentage of revenues to 4% in 2020, compared to 2% in 2019. The increase in customer base amortization expense was primarily due to the STR and Ten-X acquisitions.

Interest (Expense) Income. Interest (expense) income was a net expense of $17 million in 2020, as compared to net income of $17 million in 2019. The change from the prior year was due to an increase in interest expense of $19 million, of which, $5 million was related to the $745 million draw on the 2017 Credit Agreement in the first quarter of 2020 and $14 million related to our Senior Notes issued on July 1, 2020, respectively. In addition, there was a decrease of $15 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other (Expense) Income. Other (expense) income was a net expense of $1 million in 2020, as compared to net income of $11 million in 2019. The change was primarily due to $11 million in legal settlement proceeds received in 2019.

Income Tax Expense. Income tax expense decreased to $44 million in 2020, from $76 million in 2019. The decrease was primarily due to lower income before income taxes for 2020, as well as an increase in excess tax benefits. The effective tax rate for 2020 was 16%, compared to 19% in 2019 and lower than the statutory rates due to research and development credits as well as excess tax benefits.

For a comparison of our results of operations for the fiscal year ended December 31, 2019 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 26, 2020.

Comparison of Business Segment Results for Year Ended December 31, 2020 and Year Ended December 31, 2019

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

Segment Revenues. North America revenues increased to $1.6 billion for the year ended December 31, 2020, from $1.4 billion for the year ended December 31, 2019. The increase in North America revenues was primarily due to a $108 million increase in multifamily revenues driven by upsells of existing customer packages to higher value advertising packages and higher sales volume as a result of recent investments in marketing. Commercial property and land revenues increased $63 million primarily due to the acquisition of Ten-X, as well as growth in our LoopNet service offering. Costar Suite revenues increased $44 million primarily due to price increases upon renewal of subscriptions in the past year, and to a lesser extent, higher sales volume. Information services increased $27 million due to the acquisition of STR. International revenues increased to $57 million for the year ended December 31, 2020, from $40 million for the year ended December 31, 2019. The increase in International revenues was primarily due the acquisition of STR.

Segment EBITDA. North America EBITDA decreased to $411 million for the year ended December 31, 2020, from $452 million for the year ended December 31, 2019. The decrease in North America EBITDA was due primarily to the $52 million break fee and $8 million in extension payments that we were contractually obligated to pay under the Asset Purchase Agreement with RentPath, which we terminated in December 2020. Additionally, increases in personnel, general and administrative, and marketing costs were offset by an increase in revenue. International EBITDA increased to a loss of $5 million for the year ended December 31, 2020 from a loss of $7 million December 31, 2019 primarily as a result of increased revenue, offset by increases in personnel and general and administrative costs.

For a comparison of our business segment results of operations for the fiscal year ended December 31, 2019 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 26, 2020.

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

	2020				2019
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$391,847	$397,159	$425,620	$444,393	$328,425	$343,760	$352,808	$374,726
Cost of revenues	78,909	74,040	77,865	78,154	71,153	71,918	71,172	74,996
Gross profit	312,938	323,119	347,755	366,239	257,272	271,842	281,636	299,730
Operating expenses	237,074	241,800	270,946	311,029	163,780	197,042	187,367	198,744
Income from operations	75,864	81,319	76,809	55,210	93,492	74,800	94,269	100,986
Interest (expense) income	1,651	(3,596)	(7,537)	(7,913)	4,212	4,677	4,414	3,439
Other (expense) income	841	(474)	(338)	(856)	1	539	240	9,880
Income before income taxes	78,356	77,249	68,934	46,441	97,705	80,016	98,923	114,305
Income tax expense	5,563	16,889	10,748	10,652	12,536	16,768	20,304	26,378
Net income	$72,793	$60,360	$58,186	$35,789	$85,169	$63,248	$78,619	$87,927
Net income per share — basic	$2.00	$1.61	$1.49	$0.91	$2.35	$1.74	$2.16	$2.42
Net income per share — diluted	$1.98	$1.60	$1.48	$0.91	$2.33	$1.73	$2.15	$2.39

	2020				2019
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	20	19	18	18	22	21	20	20
Gross profit	80	81	82	82	78	79	80	80
Operating expenses	61	61	64	70	50	57	53	53
Income from operations	19	20	18	12	28	22	27	27
Interest (expense) income	—	(1)	(2)	(2)	2	1	1	1
Other (expense) income	—	—	—	—	—	—	—	3
Income before income taxes	19	19	16	10	30	23	28	31
Income tax expense	1	4	2	2	4	5	6	7
Net income	18%	15%	14%	8%	26%	18%	22%	24%
Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations and more recently, proceeds from our debt and equity offerings. Total cash, cash equivalents and restricted cash increased to approximately $3.8 billion as of December 31, 2020, compared to approximately $1.1 billion as of December 31, 2019. The increase in cash, cash equivalents and restricted cash for the year ended December 31, 2020 was primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as proceeds from the July 2020 issuance of our Senior Notes, net of transaction costs, of $983 million. In addition, cash generated from operations contributed $486 million, partially offset by cash paid for acquisitions, net of cash acquired, of $426 million.

In May 2020, we completed a public equity offering of 2.6 million shares of common stock for $655 per share and on July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes, entered into the 2020 Credit Agreement, which amended and restated in its entirety the 2017 Credit Agreement, and repaid in full the balance on the existing $750 million revolving credit facility under the 2017 Credit Agreement. For further discussion of our recent equity and Senior Notes offerings and our 2020 Credit Agreement, see “—Overview—Development, Investments and Expansion” and Notes 11 and 15 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion.

Net cash provided by operating activities for the year ended December 31, 2020 was $486 million compared to $458 million for the year ended December 31, 2019. The approximately $29 million increase from December 31, 2019 to December 31, 2020 was primarily due to changes in working capital, partially offset by a decrease in net income excluding certain non-cash expenses such as depreciation and amortization and credit loss expense, as well as a decrease in deferred income taxes.

Net cash used in investing activities for the year ended December 31, 2020 was $464 million compared to $484 million for the year ended December 31, 2019. The $20 million decrease in cash used in investing activities was primarily due to $438 million net cash paid for acquisitions in 2019, which included the acquisitions of STR and Off Campus Partners, compared to $426 million net cash paid during 2020, including the acquisitions of Homesnap, Ten-X and Emporis GmbH, as well as, the sale of our ARS investments of $10 million in 2020. This was partially offset by an increase in capital expenditures to $48 million in 2020 compared to $46 million during 2019.

Net cash provided by financing activities for the year ended December 31, 2020 was $2.7 billion compared to net cash used in financing activities of $4 million for the year ended December 31, 2019. This $2.7 billion increase is primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as, proceeds from the issuance of our July 1, 2020 Senior Notes, net of transaction costs, of $983 million. We expect to use the proceeds from these transactions to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes. The increased cash position allows for greater financial flexibility in light of ongoing uncertainty in the global markets resulting from the COVID-19 pandemic. See Notes  11 and 15 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions. On February 11, 2020, our wholly owned subsidiary entered into a purchase agreement to acquire all of the equity interests of reorganized RentPath, following an internal restructuring pursuant to a chapter 11 plan of reorganization, for $588 million in cash. The purchase agreement required us to deposit a $59 million termination fee into an escrow account in the event the purchase agreement is terminated prior to closing under specified circumstances. In December 2020, the sellers gave notice of termination of the purchase agreement and we commenced an adversary proceeding against the sellers seeking a declaratory judgment that RentPath was in breach of the agreement and that we were not obligated to pay the termination fee. In February 2021, we and the sellers settled the adversary proceeding and agreed that we would pay $52 million of the $59 million contractual termination fee. See Note 13 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of taxes, valuation allowances, and balance sheet classifications, as well as provisions relating to refundable payroll tax credits, deferral of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, we deferred payroll taxes due in 2020 to 2021 and 2022.

As of the filing date of this Annual Report on Form 10-K, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future depends upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the length and severity of the economic downturn associated with the COVID-19 pandemic, related disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker absenteeism, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the commercial real estate industry in particular, recover after the pandemic subsidies; sales of our services; and collection of accounts receivables. We plan to continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

Contractual Obligations. The following table summarizes our principal contractual obligations at December 31, 2020, excluding the RentPath termination fee and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt principal payments	$1,000,000	$—	$—	$—	$1,000,000
Long-term debt principal interest	281,089	29,089	56,000	56,000	140,000
Operating leases	148,975	37,013	69,726	38,888	3,348
Purchase obligations (1)	65,403	30,938	28,413	6,052	—
Total contractual principal cash obligations	$1,495,467	$97,040	$154,139	$100,940	$1,143,348
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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:

•Long-lived assets, intangible assets and goodwill
•Income taxes
•Revenue recognition
•Business combinations

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

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to recover the carrying value of such assets. The accuracy of these judgments may be adversely affected by several factors, including the factors listed below:

•Significant underperformance relative to historical or projected future operating results;
•Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•Significant negative industry or economic trends; or
•Significant decline in our market capitalization relative to net book value for a sustained period.

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

The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. We estimate the fair value of our reporting units based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk in our current business model. As of October 1, 2020, we assessed the relevant qualitative factors for our North America reporting unit and concluded that it was not more likely than not that the fair value of this reporting unit was less than its respective carrying amounts. We elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test for our International reporting unit in the current year, which indicated that the fair value of this unit exceeded its carrying value.

There have been no events or changes in circumstances as a result of our qualitative impairment analysis on October 1, 2020, that would indicate that the carrying value of each reporting unit may not be recoverable.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the years ended December 31, 2020 and December 31, 2019, revenues denominated in foreign currencies were approximately 5% and 4%, respectively, of total revenue. For the years ended December 31, 2020 and December 31, 2019, our revenues would have decreased by approximately $8 million and $6 million if the U.S. dollar exchange rate used strengthened by 10%. For the years ended December 31, 2020 and December 31, 2019, our revenues would have increased by approximately $8 million and $6 million if the U.S. dollar exchange rate used weakened by 10%. Fluctuations in the exchange rates of revenues denominated in any other foreign currencies would have had an immaterial impact on our consolidated results. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2020, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $0.9 million.

We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2020. As of December 31, 2020, we had $3.8 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions.

We are subject to interest rate market risk in connection with our new revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of December 31, 2020. See Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K regarding our 2020 Credit Agreement.

We had approximately $2.7 billion of goodwill and intangible assets as of December 31, 2020. As of December 31, 2020, we believe our intangible assets will be recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2020.

We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2021. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,

2020 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

On December 22, 2020 and June 24, 2020, we completed the acquisitions of Homesnap and Ten-X, respectively. As permitted by the Securities and Exchange Commission, we have elected to exclude the internal controls of these acquisitions that have not been integrated into our existing processes and controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The excluded aggregate financial position of Homesnap and Ten-X collectively represented less than 1% of our total assets as of December 31, 2020, and less than 2% of our revenues and total operating costs for the year then ended. We will include the internal controls of Homesnap and Ten-X in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2021 annual meeting of stockholders under the captions “Nominees for the Board of Directors,” “Nominees’ Business Experience, Qualifications and Directorships,” “Executive Officers and Key Employees,” “Board Meetings and Committees,” and "Delinquent Section 16(a) Reports."

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 annual meeting of stockholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Discussion,” “Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 annual meeting of stockholders under the captions “Equity Compensation Plan Information” and “Stock Ownership Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 annual meeting of stockholders under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

The table below details the activity of the allowance for doubtful accounts and sales credits (1) for the years ended December 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Year	Charged to Expense	Reductions	Balance at End of Year
Year ended December 31, 2018	$6,469	$6,542	$7,302	$5,709
Year ended December 31, 2019(2)	$5,709	$10,978	$11,590	$5,097
__________________________
(1)Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales credits are charged against revenues.
(2)On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. The adoption resulted in a $0.5 million reduction to the December 31, 2019 allowance for credit losses. See Note 4 for a description of changes in the allowance for credit losses for the year ended December 31, 2020.

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
4.2
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

4.3	Indenture, dated as of July 1, 2020, by and among CoStar Group, Inc., as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 2.800% Senior Notes due 2030, including the form of 2.800% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2020).
*10.1	CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-212278) filed with the Commission on June 28, 2016).
*10.2	First Amendment to the CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2018).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2012).
*10.4	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K filed February 29, 2008).

Exhibit No.	Description
*10.5	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.6	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.7	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.8	Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.9	Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.10	Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.11	Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.12	Form of 2007 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed June 22, 2007).
*10.13	Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K filed February 20, 2014).
*10.14	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.15	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.16	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.17	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.18	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.19	Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 29, 2008).
*10.20	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.21	CoStar Group, Inc. Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 14, 2015).
*10.22	CoStar Group, Inc. Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K filed February 23, 2018).
*10.23	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed on October 24, 2013).
*10.24	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).
*10.25	First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K filed February 24, 2009).

Exhibit No.	Description
10.26	Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on May 7, 2004).
10.27	Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q filed on April 29, 2011).
10.28	Asset Purchase Agreement, dated as of the Petition Date (on or about February 12, 2020), among CSGP Holdings, LLC, CoStar Group, Inc. (solely for the specified purposes), RentPath Holdings, Inc. and the other Sellers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020).
10.29
Agreement and Plan of Merger, dated as of May 13, 2020, by and among Ten-X Holding Company, Inc., CoStar Realty Information, Inc., Crescendo Sub, Inc., and Thomas H. Lee Equity Fund VII, L.P., solely in its capacity as representative thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2020)

10.30
Second Amended and Restated Credit Agreement, dated as of July 1, 2020, by and among CoStar Group, Inc., as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2020)

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTAR GROUP, INC.

	By:	/s/ Andrew C. Florance
February 24, 2021		Andrew C. Florance
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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 24, 2021
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 24, 2021
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Scott T. Wheeler	Chief Financial Officer	February 24, 2021
Scott T. Wheeler	(Principal Financial and Accounting Officer)

/s/ Michael J. Glosserman	Director	February 24, 2021
Michael J. Glosserman

/s/ John W. Hill	Director	February 24, 2021
John W. Hill

/s/ Laura Cox Kaplan	Director	February 24, 2021
Laura Cox Kaplan

/s/ Christopher J. Nassetta	Director	February 24, 2021
Christopher J. Nassetta

/s/ Louise S. Sams	Director	February 24, 2021
Louise S. Sams

/s/ Robert W. Musslewhite	Director	February 24, 2021
Robert W. Musslewhite

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, change in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Valuation of Acquired Intangible Assets
Description of the Matter
As described in Note 5 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisition of Ten-X Holding Company, Inc. ("Ten-X") for $187.7 million in cash. The Company’s accounting for the acquisition included determining the fair value of the acquired intangible assets, including customer relationships of $46 million.

Auditing the accounting for the acquired intangible assets of Ten-X involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was significant primarily due to the sensitivity of the fair value to the underlying assumptions, including customer attrition rates and projected revenue and expense growth rates. Prospective financial information used in determining the fair value of customer relationship intangible assets could be affected by changes in economic and market conditions.

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
February 24, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoStar Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ten-X and Homesnap, which are included in the 2020 consolidated financial statements of CoStar Group, Inc., and collectively constituted less than 1% of total assets as of December 31, 2020 and less than 2% of total revenues and total operating costs for the year then ended. Our audit of internal control over financial reporting of CoStar Group, Inc. also did not include an evaluation of the internal control over financial reporting of Ten-X and Homesnap.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”) of CoStar Group, Inc. and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 24, 2021

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenues	$1,659,019	$1,399,719	$1,191,832
Cost of revenues	308,968	289,239	269,933
Gross profit	1,350,051	1,110,480	921,899

Operating expenses:
Selling and marketing (excluding customer base amortization)	535,778	408,596	359,858
Software development	162,916	125,602	100,937
General and administrative	299,698	178,740	156,659
Customer base amortization	62,457	33,995	30,881
	1,060,849	746,933	648,335
Income from operations	289,202	363,547	273,564
Interest (expense) income	(17,395)	16,742	10,539
Other (expense) income	(827)	10,660	(88)
Income before income taxes	270,980	390,949	284,015
Income tax expense	43,852	75,986	45,681
Net income	$227,128	$314,963	$238,334

Net income per share — basic	$5.97	$8.67	$6.61
Net income per share — diluted	$5.93	$8.60	$6.54

Weighted-average outstanding shares — basic	38,073	36,310	36,058
Weighted-average outstanding shares — diluted	38,326	36,630	36,448

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$227,128	$314,963	$238,334
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	6,966	3,103	(2,668)
Unrealized gain on investments	189	—	—
Reclassification adjustment for realized loss on investments included in net income	541	—	—
Total other comprehensive income (loss)	7,696	3,103	(2,668)
Total comprehensive income	$234,824	$318,066	$235,666

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,755,912	$1,070,731
Accounts receivable	119,059	96,788
Less: Allowance for credit losses	(15,110)	(4,548)
Accounts receivable, net	103,949	92,240
Prepaid expenses and other current assets	28,651	36,194
Total current assets	3,888,512	1,199,165

Long-term investments	—	10,070
Deferred income taxes, net	4,983	5,408
Lease right-of-use assets	108,740	115,084
Property and equipment, net	126,325	107,529
Goodwill	2,235,999	1,882,020
Intangible assets, net	426,745	421,196
Deferred commission costs, net	93,274	89,374
Deposits and other assets	15,856	9,232
Income tax receivable	14,986	14,908
Total assets	$6,915,420	$3,853,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,732	$7,640
Accrued wages and commissions	80,998	53,087
Accrued expenses	110,305	38,680
Income taxes payable	16,316	10,705
Lease liabilities	32,648	29,670
Deferred revenue	74,851	67,274
Total current liabilities	330,850	207,056

Long-term debt, net	986,715	—
Deferred income taxes, net	72,991	87,096
Income taxes payable	25,282	20,521
Lease and other long-term liabilities	124,223	133,720
Total liabilities	1,540,061	448,393

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 39,414 and 36,668 issued and outstanding as of December 31, 2020 and 2019, respectively	394	366
Additional paid-in capital	4,208,252	2,473,338
Accumulated other comprehensive loss	(889)	(8,585)
Retained earnings	1,167,602	940,474
Total stockholders’ equity	5,375,359	3,405,593
Total liabilities and stockholders’ equity	$6,915,420	$3,853,986

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	36,107	$361	$2,339,253	$(9,020)	$320,656	$2,651,250
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	54,464	54,464
Balance at January 1, 2018	36,107	361	2,339,253	(9,020)	375,120	2,705,714
Net income	—	—	—	—	238,334	238,334
Other comprehensive loss	—	—	—	(2,668)	—	(2,668)
Exercise of stock options	177	2	21,991	—	—	21,993
Restricted stock grants	160	1	(1)	—	—	—
Restricted stock grants surrendered	(116)	(1)	(24,326)	—	—	(24,327)
Stock-based compensation expense	—	—	40,889	—	—	40,889
Employee stock purchase plan	15	—	5,641	—	—	5,641
Stock issued for acquisitions	103	1	36,365	—	—	36,366
Balance at December 31, 2018	36,446	364	2,419,812	(11,688)	613,454	3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	36,446	364	2,419,812	(11,688)	625,511	3,033,999
Net income	—	—	—	—	314,963	314,963
Other comprehensive income	—	—	—	3,103	—	3,103
Exercise of stock options	116	1	18,651	—	—	18,652
Restricted stock grants	168	2	(2)	—	—	—
Restricted stock grants surrendered	(76)	(1)	(27,576)	—	—	(27,577)
Stock-based compensation expense	—	—	51,818	—	—	51,818
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	14	—	7,144	—	—	7,144
Balance at December 31, 2019	36,668	366	2,473,338	(8,585)	940,474	3,405,593
Net income	—	—	—	—	227,128	227,128
Other comprehensive income	—	—	—	7,696		7,696
Exercise of stock options	96	1	21,870	—	—	21,871
Restricted stock grants	100	1	(1)	—	—	—
Restricted stock grants surrendered	(97)	—	(38,867)	—	—	(38,867)
Stock-based compensation expense	—	—	52,624	—	—	52,624
Employee stock purchase plan	13	—	9,343	—	—	9,343
Stock issued for equity offerings, net of transaction costs	2,634	26	1,689,945	—	—	1,689,971
Balance at December 31, 2020	39,414	$394	$4,208,252	$(889)	$1,167,602	$5,375,359

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$227,128	$314,963	$238,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,944	81,165	77,743
Amortization of deferred commissions costs	60,516	53,421	48,313
Amortization of senior notes discount and issuance costs	1,658	876	876
Non-cash lease expense	26,326	22,748	—
Stock-based compensation expense	53,450	52,255	41,214
Deferred income taxes, net	(11,530)	8,220	3,666
Credit loss expense	25,212	10,978	6,542
Other operating activities, net	288	105	73
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,118)	(5,014)	(27,819)
Prepaid expenses and other current assets	1,936	(14,244)	(1,651)
Deferred commissions	(64,355)	(66,688)	(53,497)
Accounts payable and other liabilities	100,846	17,751	(14,132)
Lease liabilities	(30,497)	(25,442)	—
Income taxes payable	10,352	(577)	9,632
Deferred revenue	2,188	7,911	7,879
Other assets	1,762	(648)	(1,715)
Net cash provided by operating activities	486,106	457,780	335,458

Investing activities:
Proceeds from sale and settlement of investments	10,259	—	—
Purchases of property and equipment and other assets	(48,347)	(46,197)	(29,632)
Cash paid for acquisitions, net of cash acquired	(426,075)	(437,556)	(418,369)
Net cash used in investing activities	(464,163)	(483,753)	(448,001)

Financing activities:
Proceeds from long-term debt	1,744,210	—	—
Payments of long-term debt	(745,000)	—	—
Payments of debt issuance costs	(16,647)	—	—
Repurchase of restricted stock to satisfy tax withholding obligations	(38,867)	(27,577)	(24,327)
Proceeds from equity offering, net of transaction costs	1,689,971	—	—
Proceeds from exercise of stock options and employee stock purchase plan	30,280	25,080	27,071
Other financing activities	(1,650)	(1,657)	—
Net cash provided by (used in) financing activities	2,662,297	(4,154)	2,744

Effect of foreign currency exchange rates on cash and cash equivalents	941	442	(1,248)
Net increase (decrease) in cash and cash equivalents	2,685,181	(29,685)	(111,047)
Cash, cash equivalents and restricted cash at beginning of year	1,070,731	1,100,416	1,211,463
Cash, cash equivalents and restricted cash at end of year	$3,755,912	$1,070,731	$1,100,416

Supplemental cash flow disclosures:
Interest paid	$5,948	$1,998	$1,421
Income taxes paid	$45,783	$68,935	$35,980

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - ForRent	$—	$—	$36,366
Consideration owed for acquisitions	$793	$1,650	$1,534

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1.ORGANIZATION

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

On October 22, 2019, the Company acquired STR, Inc. and STR Global, Ltd. (together with STR, Inc., referred to as "STR"). STR provides benchmarking and analytics for the hospitality industry. On June 24, 2020, the Company acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. On October 26, 2020, the Company acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images. On December 22, 2020, the Company acquired Homesnap, Inc (“Homesnap”), which operates an online mobile software platform for residential real estate agents and brokers. See Notes 5 and 9 to the accompanying Notes to the Consolidated Financial Statements for further discussion of these acquisitions.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers,

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
real estate investors, and lenders, (iii) benchmarking and analytics for the hospitality industry through STR, (iv) an online auction platform for commercial real estate through Ten-X and its subsidiaries, which were acquired in June 2020, and (v) an online and mobile software platform that provides applications to optimize residential real estate agent workflow through Homesnap, which was acquired in December 2020. See Note 5 for details of the acquisitions.

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

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses and stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the commercial real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and other intangible assets.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income in the consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency losses of $0.2 million, $0.6 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in other (expense) income on the consolidated statement of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax were as follows (in thousands):

	As of December 31,
	2020	2019
Foreign currency translation adjustment	$(889)	$(7,855)
Net unrealized loss on investments, net of tax	—	(730)
Total accumulated other comprehensive loss	$(889)	$(8,585)
During the year ended December 31, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other (expense) income in the consolidated statement of operations. There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2019 and 2018.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include e-commerce, television, radio, print and other media advertising. Advertising costs were approximately $270 million, $168 million and $125 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis. The weighted-average number of common shares outstanding during the period used for purposes of calculating basic earnings per share excludes outstanding stock options, and unvested stock-based awards which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and market conditions, restricted stock units and awards of matching restricted stock units ("Matching RSUs") awarded under the Company's Management Stock Purchase Plan (the “MSPP”). The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards. Shares underlying unvested restricted stock awards that vest based on performance and market conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect. See Note 16 for additional information on the Company's calculation of net income per share.

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

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units ("DSUs") and Matching RSUs awarded under the MSPP included in the Company’s results of operations were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$10,879	$9,273	$7,688
Selling and marketing (excluding customer base amortization)	5,194	6,809	6,881
Software development	10,325	8,985	7,454
General and administrative	27,706	27,188	20,695
Total stock-based compensation expense (1)	$54,104	$52,255	$42,718
__________________________
(1) Stock-based compensation expense for the years ended December 31, 2020 and 2018 includes $0.7 million and $1.5 million of expense related to the cash settlement of stock options in connection with the acquisitions of Ten-X and Cozy Services, Ltd, respectively. See Note 5 for details of the acquisitions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$3,693,813	$1,070,731
Restricted cash:
RentPath break fee held in escrow under the terms of the Asset Purchase Agreement	58,750	—
Other restricted cash related to acquisitions	3,349	—
Total restricted cash	62,099	—
Cash, cash equivalents and restricted cash	$3,755,912	$1,070,731

Investments

The Company determines the appropriate classification of debt and equity investments at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2019, the Company's investments consisted of long-term variable rate debt instruments with an auction reset feature, referred to as auction rate securities. The Company's auction rate security investments were classified as available-for-sale and carried at fair value, with any changes in unrealized holding gains and losses, net of the related tax effect excluded from earnings and reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. A decline in market value of any investment below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk and Financial Instruments

The Company’s customer base creates a lack of dependence on any individual customer that mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2020, 2019, and 2018. The carrying amount of the accounts receivable approximates the net realizable value.

The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by diversifying cash holdings across AAA rated Government and Treasury Money Market Funds and multiple high quality financial institutions, and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes a right-of-use ("ROU") asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that that the option will be exercised.

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, the Company has elected the practical expedient not to separate non-lease components from lease components for all classes of underlying assets. Consideration deemed part of the lease payments used to measure ROU assets and lease liabilities generally includes fixed payments and variable payments based on either an index or a rate, offset by lease incentives. Upon commencement, the initial ROU asset also includes any lease prepayments. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable. Therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement.

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

Buildings	Twenty to thirty-nine years
Land	Indefinite
Aircrafts	Ten to twenty years
Furniture and office equipment	Five to ten years
Vehicles	Five years
Computer hardware and software	Three to five years
Leasehold improvements	Shorter of lease terms or useful life
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired technology and data, customer base assets, trade names and other intangible assets are related to the Company’s acquisitions (see Notes 5, 9 and 10). Acquired technology and data is amortized on a straight-line basis over periods ranging from one year to eight years. Acquired intangible assets characterized as customer base assets consist of acquired customer contracts and the related customer relationships and are amortized over periods ranging from five years to thirteen years. Acquired customer bases are amortized on an accelerated or straight-line basis depending on the expected economic benefit of the intangible asset. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from one year to fifteen years.

Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the net identifiable assets acquired. Goodwill is not amortized, but instead is assigned to each of the Company's reporting units and tested for impairment at least annually on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. The Company made a policy election to classify deferred issuance costs on the revolving credit facility as a long-term asset on its consolidated balance sheets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument.

See Note 11 for additional information regarding the Company's 2020 Credit Agreement and Senior Notes issuance.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities incurred and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on a prospective basis. The amounts related to the reclassification of franchise taxes from income from operations to income tax expense for the year ended December 31, 2020 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

On January 16, 2020, the Financial Accounting Standards Board issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this guidance in the first quarter of 2021 and does not expect it to have a material impact on its consolidated financial statements.

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of December 31, 2020, no amounts were issued or drawn under this facility. The Company's Senior Notes have a fixed interest rate and will not be impacted by this standard. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Year Ended December 31,
	2020			2019
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$634,205	$30,530	$664,735	$590,222	$27,576	$617,798
Information services	104,117	25,953	130,070	76,950	11,496	88,446
Online marketplaces
Multifamily	598,555	—	598,555	490,631	—	490,631
Commercial property and land	265,225	434	265,659	202,264	580	202,844
Total revenues	$1,602,102	$56,917	$1,659,019	$1,360,067	$39,652	$1,399,719

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2019	$70,620
Revenue recognized in the current period from the amounts in the beginning balance	(66,140)
New deferrals, net of amounts recognized in the current period	72,328
Effects of foreign currency	555
Balance at December 31, 2020(1)	$77,363
__________________________
(1) Deferred revenue was comprised of $74.9 million  of current liabilities and $2.5 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2020. This balance includes $4 million of net new deferrals recognized in connection with business acquisitions made in 2020. See Note 5 for details.

Contract Assets

The Company had contract assets of $9 million and $4 million as of December 31, 2020 and December 31, 2019, respectively; which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets and non-current contract assets are included in deposits and other assets on the Company's consolidated balance sheets. The Company recognized revenue of $5 million from contract assets for the year ended December 31, 2020.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commissions

Commissions expense is included in selling and marketing expense in the Company's consolidated statements of operations. The Company determined that no deferred commissions were impaired as of December 31, 2020. Commissions expense activity as of December 31, 2020 and December 31, 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Commissions incurred	$97,183	$87,043
Commissions capitalized in the current period	(64,355)	(66,688)
Amortization of deferred commissions costs	60,516	53,421
Total commissions expense	$93,344	$73,776
Refer to Note 2 for the Company's policy on accounting for commissions.

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was approximately $268 million at December 31, 2020, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Year Ended December 31, 2020
	CoStar Suite	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$1,465	$4,548
Current-period provision for expected credit losses(1), (2)	11,622	2,649	7,644	3,297	25,212
Write-offs charged against the allowance, net of recoveries and other	(7,355)	(534)	(4,452)	(2,309)	(14,650)
Ending balance at December 31, 2020	$5,531	$2,739	$4,387	$2,453	$15,110
__________________________
(1) Credit loss expense is included in general and administrative expenses on the consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the year ended December 31, 2020.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    ACQUISITIONS

Homesnap

On December 22, 2020, pursuant to the Agreement and Plan of Merger, dated November 20, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Snapped Halo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), and Homesnap, Inc., a Delaware corporation ("Homesnap"), Merger Sub was merged with and into Homesnap (the “Homesnap Merger”), with Homesnap surviving the merger as a wholly-owned subsidiary of CRI. In connection with the Homesnap Merger, the Company acquired all of the issued and outstanding equity interests in Homesnap for a purchase price of $250 million in cash. Homesnap is an industry-leading online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. Homesnap has relationships, data, software, and tools for residential real estate professionals that are complementary to CoStar’s existing offerings. The acquisition of Homesnap enables CoStar to enter the residential real estate market and expand the markets in which the Company competes.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Preliminary: December 22, 2020
Cash, cash equivalents and restricted cash	$10,225
Accounts receivable	595
Lease right-of-use assets	3,437
Goodwill	211,114
Intangible assets	32,000
Deferred tax assets, net	7,502
Lease liabilities	(3,375)
Deferred revenue	(4,000)
Other assets and liabilities	(7,144)
Fair value of identifiable net assets acquired	$250,354
The net assets of Homesnap were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and intangibles valuation. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$10,000	6	Accelerated
Trade name	7,000	10	Straight-line
Technology	15,000	6	Straight-line
Total intangible assets	$32,000

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homesnap acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homesnap's operations; and (ii) any

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $211 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.

As of December 31, 2020, transaction costs associated with the Homesnap acquisition were not material.

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation ("Ten-X Holding"), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X Holding (the “Merger”), with Ten-X Holding surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X Holding and Ten-X Holding's subsidiaries (collectively, "Ten-X") for a purchase price of $188 million in cash. Ten-X operates an online auction platform for commercial real estate. The Ten-X acquisition is expected to enable the Company to create an end-to-end commercial real estate platform, combining LoopNet and the Company's online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: June 24, 2020	Measurement Period Adjustments	Preliminary: June 24, 2020
Cash and cash equivalents	$3,290	$—	$3,290
Accounts receivable	131	—	131
Lease right-of-use assets	4,945	—	4,945
Goodwill	135,446	254	135,700
Intangible assets	58,000	—	58,000
Lease liabilities	(4,945)	—	(4,945)
Deferred tax liabilities, net	(4,810)	(6)	(4,816)
Other assets and liabilities	(4,697)	107	(4,590)
Fair value of identifiable net assets acquired	$187,360	$355	$187,715

The net assets of Ten-X were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, primarily subject to the Company's assessment of certain tax matters. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Ten-X acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Ten-X's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $136 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.

As of December 31, 2020, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees; this payment was negotiated as part of the acquisition and the expense was recognized in the post-combination period.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As part of the STR acquisition, the Company incurred $2 million of transaction costs. Additionally, the Company paid $15 million cash into a cash escrow account for deferred compensation for certain STR employees on the acquisition date. In the event some or all of those employees were not entitled to their retention bonus, the funds were to be remitted to the seller. During 2020, the retention bonus was paid to active and eligible employees and funds otherwise payable to any employees who were not entitled to their retention bonus were remitted to the seller.

Off Campus Partners, LLC

On June 12, 2019, the Company acquired Off Campus Partners, LLC ("OCP"), a provider of student housing marketplace content and technology to U.S. universities for $16 million. The purchase agreement required an initial payment of $14 million, net of cash acquired, at the time of closing, with the remainder of the purchase price payable one year following the acquisition date, subject to offset for indemnification claims or adjustments to the purchase price after final determination of closing net working capital. During 2020, the Company paid the remaining purchase price in full. As part of the acquisition, the Company recorded goodwill and intangibles assets of $8 million and $9 million, respectively. The net assets of OCP were recorded at their estimated fair value. Measurement period adjustments recognized in 2019 were not material.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company, the ForRent acquisition which closed during 2018, and the STR, Ten-X and Homesnap acquisitions, in each case, as though the companies were combined as of January 1, 2017, 2018, 2019 and 2019, respectively. The impact of the October 2020 Emporis GmbH and OCP acquisitions on the pro forma financial information was not material and therefore were not included. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2017, 2018, 2019 and 2019, respectively.

The unaudited pro forma financial information for the years ended December 31, 2020, 2019 and 2018 combine the historical results of the Company for the years ended December 31, 2020, 2019 and 2018, the historical results of the Company, Homesnap, Ten-X, STR and ForRent for the periods prior to the acquisition dates, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in aggregate, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,719,552	$1,534,452	$1,264,696
Net income	$216,245	$265,843	$223,830
Net income per share - basic	$5.68	$7.32	$6.21
Net income per share - diluted	$5.64	$7.26	$6.14
Revenue and net loss attributable to Homesnap and STR from December 22, 2020 through December 31, 2020 and October 22, 2019 through December 31, 2019, respectively was not material. Revenue and net loss attributable to Ten-X from June 24, 2020 through December 31, 2020 was $32 million and $10 million, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3,394 million. As of December 31, 2020, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the year ended December 31, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the year ended December 31, 2020 which was included in other (expense) income on the Company's consolidated statements of operations.

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

In addition to the financial instruments listed above, the Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and senior notes. The carrying value for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2020 and December 31, 2019. The estimated fair value of the Company's outstanding senior notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $1.04 billion as of December 31, 2020.

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

Lease costs related to the Company's operating leases included in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease costs:
Cost of revenues	$11,632	$11,407	$11,926
Software development	6,020	4,209	3,335
Selling and marketing (excluding customer base amortization)	10,356	8,678	9,068
General and administrative	4,827	3,299	3,789
Total operating lease costs	$32,835	$27,593	$28,118
The impact of lease costs related to finance leases and short-term leases was not material for the years ended December 31, 2020, 2019 and 2018.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

		Year Ended December 31,
Balance	Balance Sheet Location	2020	2019
Operating lease liabilities		$148,975	$165,542
Less: imputed interest		(10,998)	(15,719)
Present value of lease liabilities		137,977	149,823
Less: current portion of lease liabilities	Lease liabilities	32,648	29,670
Long-term lease liabilities	Lease and other long-term liabilities	$105,329	$120,153

Weighted-average remaining lease term in years		4.0	5.0
Weighted-average discount rate		3.6%	4.0%
Balance sheet information related to finance leases was not material as of December 31, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$37,006	$30,287

ROU assets obtained in exchange for lease obligations:
Operating leases	$19,746	$22,629

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$80,963	$73,918
Furniture, office equipment and vehicles	68,587	60,768
Computer hardware and software	86,755	80,947
Aircrafts	28,561	27,657
Land	24,642	—
Buildings	2,970	—
Property and equipment, gross	292,478	243,290
Accumulated depreciation and amortization	(166,153)	(135,761)
Property and equipment, net	$126,325	$107,529
Depreciation expense for property and equipment was approximately $29 million, $26 million and $26 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

9.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2018	$1,573,088	$38,447	$1,611,535
Acquisitions, including measurement period adjustments(1)	165,272	102,532	267,804
Effect of foreign currency translation	—	2,681	2,681
Goodwill, December 31, 2019	1,738,360	143,660	1,882,020
Acquisitions, including measurement period adjustments(2)	347,134	1,273	348,407
Effect of foreign currency translation	—	5,572	5,572
Goodwill, December 31, 2020	$2,085,494	$150,505	$2,235,999
__________________________
(1) In connection with the acquisition of Cozy Services, LLC, during 2019 the Company recorded a measurement period adjustment which resulted in a $1 million reduction to the initial amount of goodwill of approximately $53 million.
(2) North America goodwill for the year ended December 31, 2020 includes goodwill recorded in connection with the acquisitions of Ten-X and Homesnap, as well as STR measurement period adjustments to goodwill of $0.3 million. International goodwill for the year ended December 31, 2020 includes goodwill recorded in connection with the acquisition of Emporis GmbH of $1.2 million and STR measurement period adjustments of $0.1 million.
The Company recorded goodwill of approximately $211 million and $136 million in connection with the December 2020 Homesnap and June 2020 Ten-X acquisitions, respectively. The Company recorded goodwill of approximately $262 million and $8 million in connection with the October 2019 STR and June 2019 OCP acquisitions, respectively.
Goodwill generated from acquisitions completed in 2020 was not deductible for tax purposes as of December 31, 2020.
No impairments of the Company's goodwill were recognized during the years ended December 31, 2020, 2019 and 2018.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2020	2019
Acquired technology and data	$131,551	$105,168	5
Accumulated amortization	(97,791)	(90,542)
Acquired technology, net	33,760	14,626

Acquired customer base	545,643	487,532	11
Accumulated amortization	(296,758)	(233,202)
Acquired customer base, net	248,885	254,330

Acquired trade names and other intangible assets	249,465	236,358	12
Accumulated amortization	(105,365)	(84,118)
Acquired trade names and other intangible assets, net	144,100	152,240

Intangible assets, net	$426,745	$421,196

Amortization expense for intangible assets was approximately $88 million, $55 million and $52 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In the aggregate, the Company expects the future amortization expense for intangible assets existing as of December 31, 2020 to be approximately $89 million, $70 million, $58 million, $48 million and $39 million for the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

Intangible assets are reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the years ended December 31, 2020, 2019 and 2018.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	December 31, 2020	December 31, 2019
2.800% Senior Notes due July 15, 2030	$1,000,000	$—
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	—
Senior notes unamortized discount and issuance costs	(13,285)
Long-term debt, net	$986,715	$—
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants, events of default and other customary provisions for which the Company was in compliance with as of December 31, 2020.

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

Subject to certain conditions, on no more than five occasions, the Company may request increases in the amount of revolving commitments and/or the establishment of term commitments under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR (with a floor of 0.0%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case depending on the Company's Total Leverage Ratio (as defined in the 2020 Credit Agreement). As LIBOR may not always be available to the Company as a base interest rate for borrowings under the credit facility, the 2020 Credit Agreement allows for an amendment to replace LIBOR with one or more Secured Overnight Financing Rate (“SOFR”) based rates or another alternative benchmark rate. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes of the Company and its restricted subsidiaries. The obligations under the 2020 Credit Agreement are guaranteed by each of the Company’s current and future direct or indirect wholly owned restricted domestic subsidiaries, other than certain excluded subsidiaries, in each case subject to certain exceptions, pursuant to guarantee agreements.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of December 31, 2020, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of December 31, 2020.

In connection with the 2020 Credit Agreement, the Company incurred approximately $3.6 million in debt issuance costs. As of December 31, 2020, the Company had not drawn any amounts under this facility.

The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of December 31, 2020 and December 31, 2019, which is required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews annually through January 31, 2025.

For the years ended December 31, 2020, 2019 and 2018 the Company recognized interest expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest on outstanding borrowings	$18,509	$—	$—
Amortization of senior notes discount and issuance costs	1,658	874	950
Commitment fees and other	1,627	1,741	1,880
Total interest expense	$21,794	$2,615	$2,830
The Company had $4.9 million and $2.5 million of deferred debt issuance costs as of December 31, 2020 and 2019 in connection with the 2020 Credit Agreement and 2017 Credit Agreement, respectively. These amounts are included in deposits and other assets on the Company's consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES

The components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$43,461	$53,039	$36,167
State	11,726	13,422	5,140
Foreign	195	1,305	708
Total current	55,382	67,766	42,015
Deferred:
Federal	(9,599)	6,881	6,576
State	(926)	2,424	(2,582)
Foreign	(1,005)	(1,085)	(328)
Total deferred	(11,530)	8,220	3,666
Total provision for income taxes	$43,852	$75,986	$45,681

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$3,698	$1,312
Accrued compensation	4,934	4,297
Stock compensation	15,289	13,877
Net operating losses	38,498	20,555
Accrued reserve and other	5,900	4,177
Lease liabilities	34,758	36,472
Research and development credits	6,059	6,341
Accrued transaction fees	13,334	—
Total deferred tax assets, prior to valuation allowance	122,470	87,031

Valuation allowance	(11,170)	(13,553)
Total deferred tax assets, net of valuation allowance	111,300	73,478

Deferred tax liabilities:
Deferred commission costs, net	(23,691)	(22,612)
Lease right-of-use assets	(27,168)	(30,830)
Prepaid expenses	(2,384)	(1,548)
Property and equipment, net	(13,078)	(8,891)
Intangible assets, net	(112,987)	(91,285)
Total deferred tax liabilities	(179,308)	(155,166)

Net deferred tax assets (liabilities)	$(68,008)	$(81,688)
For the years ended December 31, 2020 and 2019, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanent reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.
As of December 31, 2020 and 2019, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2020 includes an allowance for acquired net operating

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses and foreign deferred tax assets. The valuation allowance as of December 31, 2019 includes an allowance for foreign deferred tax assets and state net operating losses and tax credits.

The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. The Company has established a valuation allowance for certain acquired net operating losses where Section 382 limitations will impact the ability of the Company to utilize the net operating losses before they expire.

The Company’s change in valuation allowance was a decrease of approximately $2.4 million for the year ended December 31, 2020 and a decrease of approximately $0.7 million for the year ended December 31, 2019. The decrease for the year ended December 31, 2020 is primarily due to the removal of the valuation allowance for the D.C. qualified high technology company tax credits which expired in 2020, partially offset by an increase in the valuation allowance for acquired net operating losses. The decrease for the year ended December 31, 2019 is due to a decrease in foreign net operating loss deferred tax assets for which a full valuation allowance had been established, partially offset by an increase in the valuation allowance for state tax credits related to the D.C. qualified high technology company credit.

The Company had U.S. income before income taxes of approximately $291 million, $403 million and $294 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had foreign losses before income taxes of approximately $20 million, $12 million, and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Expected federal income tax provision at statutory rate	$56,906	$82,099	$59,643
State income taxes, net of federal benefit	11,409	14,884	10,312
Increase (decrease) in valuation allowance	(4,848)	(693)	1,214
Research credits	(14,322)	(12,188)	(15,373)
Excess tax benefit	(21,038)	(15,282)	(14,227)
Tax reserves	4,762	3,135	1,870
Nondeductible compensation	5,949	1,777	949
Other adjustments	5,034	2,254	1,293
Income tax expense	$43,852	$75,986	$45,681
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

The Company has net operating loss carryforwards for international income tax purposes of approximately $48 million, which do not expire. The Company has federal net operating loss carryforwards of approximately $111 million that begin to expire in 2029, state net operating loss carryforwards with a tax value of approximately $6 million that begin to expire in 2029 and state income tax credit carryforwards with a tax value of approximately $6 million primarily relating to state research and development credits that do not expire. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $5 million, $6 million and $6 million in December 31, 2020, 2019 and 2018, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2017	$14,363
Increase for current year tax positions	9,561
Decrease for prior year tax positions	(70)
Expiration of the statute of limitation for assessment of taxes	(1,482)
Unrecognized tax benefit as of December 31, 2018	22,372
Increase for current year tax positions	3,487
Increase for prior year tax positions	440
Expiration of the statute of limitation for assessment of taxes	(832)
Unrecognized tax benefit as of December 31, 2019	25,467
Increase for current year tax positions	4,213
Increase for prior year tax positions	452
Expiration of the statute of limitation for assessment of taxes	(1,259)
Unrecognized tax benefit as of December 31, 2020	$28,873
    Approximately $29 million and $25 million of the unrecognized tax benefits as of December 31, 2020 and 2019, respectively, would favorably affect the annual effective tax rate, if recognized in future periods. The increase for current year and prior year tax positions of $5 million for the year ended December 31, 2020 is primarily attributable to research credits. The decrease for expiration of the statute of limitation of $1 million for the year ended December 31, 2020 is primarily attributable to the reserve for the D.C. qualified high technology company tax credits. The Company recognized $0.4 million, $0.2 million, and $0.2 million for interest and penalties in its consolidated statement of operations for the years ended December 31, 2020, 2019, 2018 respectively. The Company had liabilities of $1.0 million, $0.6 million, and $0.4 million for interest and penalties in its consolidated balance sheets as of December 31, 2020, 2019, 2018 respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next twelve months.

The Company is subject to taxation in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax returns for tax years 2013 through 2019 remain open to examination. The Company is under Internal Revenue Service examination for tax year 2013 related to the research and development credit. Most of the Company’s state income tax returns for tax years 2017 through 2019 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2016 through 2019 remain open to examination. The Company’s U.K. income tax return for tax year 2019 remains open to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.

13.    COMMITMENTS AND CONTINGENCIES

The following summarizes our significant contractual obligations, including related payments due by period, as of December 31, 2020 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term debt principal interest payments
2021	$37,013	$—	$29,089
2022	35,257	—	28,000
2023	34,470	—	28,000
2024	28,343	—	28,000
2025	10,544	—	28,000
Thereafter	3,348	1,000,000	140,000
Total	$148,975	$1,000,000	$281,089

The Company leases office facilities under various non-cancelable operating leases. The leases contain various renewal options. See Note 7 for further discussion of the Company's operating lease commitments.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RentPath

On February 11, 2020, the Company and RentPath Holdings, Inc. (“RentPath”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) dated as of February 12, 2020. Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions set forth therein, the Company agreed to acquire for $588 million in cash all of the equity interests of RentPath, upon the completion of reorganization of RentPath under Chapter 11 proceedings in process with the U.S. Bankruptcy Court for the District of Delaware and other closing conditions. As required by the Asset Purchase Agreement, the Company paid a $59 million termination fee into a cash escrow account which was payable to the sellers of RentPath in the event of certain circumstances resulting the Asset Purchase Agreement being terminated. The break fee deposited into escrow was recorded as restricted cash within cash, cash equivalents and restricted cash on the Company's consolidated balance sheets. On April 29, 2020, the Company and RentPath each received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the acquisition. The FTC’s additional request extended the waiting period imposed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 until the parties completed the compliance process and the FTC completed its review of the substance of the parties' submission. Bankruptcy court approval was obtained on June 9, 2020. On July 29, 2020, the Company exercised its option pursuant to the Asset Purchase Agreement to extend the date after which either the Sellers or the Company may terminate the Asset Purchase Agreement if the transaction has not closed (the “Outside Date”) for an additional three months until November 12, 2020 in exchange for payment of $7.5 million which was recorded within other current assets. On November 30, 2020, the FTC filed an administrative complaint and authorized a suit in federal court (which was filed on December 2, 2020), to block the Company's proposed acquisition of RentPath. Subsequently, the Sellers notified the Company of their intent to terminate the Asset Purchase Agreement on December 29, 2020. The Company terminated the Asset Purchase Agreement on December 31, 2020 as the closing of the transactions contemplated had not occurred by the Outside Date. The Company commenced an adversary proceeding against Sellers seeking a declaratory judgment that RentPath was in breach of the Asset Purchase Agreement and that the Company is not obligated to pay the termination fee. In February 2021, the Company and the Sellers agreed that the Company would pay $52 million of the $59 million, subject to bankruptcy court approval. The Company recorded $52 million termination fee and $7.5 million extension payment made to RentPath within selling, general and administrative expenses in consolidated statement of operations for the year ended December 31, 2020.

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

14.    SEGMENT REPORTING

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized information by operating segment consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
EBITDA
North America	$410,852	$451,699	$358,036
International	(4,706)	(6,987)	(6,729)
Total EBITDA	$406,146	$444,712	$351,307

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$227,128	$314,963	$238,334
Amortization of acquired intangible assets in cost of revenues	25,675	21,357	20,586
Amortization of acquired intangible assets in operating expenses	62,457	33,995	30,881
Depreciation and other amortization	28,812	25,813	26,276
Interest (expense) income	17,395	(16,742)	(10,539)
Other (expense) income	827	(10,660)	88
Income tax expense	43,852	75,986	45,681
EBITDA	$406,146	$444,712	$351,307

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2020	2019
Property and equipment, net
North America	$123,634	$103,383
International	2,691	4,146
Total property and equipment, net	$126,325	$107,529

Goodwill
North America	$2,085,494	$1,738,360
International	150,505	143,660
Total goodwill	$2,235,999	$1,882,020

Assets
North America	$6,674,974	$3,615,258
International	240,446	238,728
Total assets	$6,915,420	$3,853,986

Liabilities
North America	$1,496,894	$402,759
International	43,167	45,634
Total liabilities	$1,540,061	$448,393

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    STOCKHOLDER'S EQUITY

Preferred Stock

The Company has 2 million shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2020. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

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

Equity Offering

On May 28, 2020, the Company completed a public equity offering of 2.6 million shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, and the repurchase, redemption or retirement of securities, including the Company’s common stock.

16.    NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$227,128	$314,963	$238,334
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	38,073	36,310	36,058
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	253	320	390
Denominator for diluted net income per share — weighted-average outstanding shares	38,326	36,630	36,448

Net income per share — basic	$5.97	$8.67	$6.61
Net income per share — diluted	$5.93	$8.60	$6.54
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Performance-based restricted stock awards	53	60	53
Anti-dilutive securities	54	42	100

17.    EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

37

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company has issued and/or reserved the following shares of common stock for issuance under the 2016 Plan: (a) 1,450,000 shares of common stock, plus (b) 815,464 shares of common stock that were authorized for issuance under the 2007 Plan that, as of June 9, 2016, remained available for issuance under the 2007 Plan (not including any Shares that were subject as of such date to outstanding awards under the 2007 Plan), and (c) any shares of common stock subject to outstanding awards under the 2007 Plan as of June 9, 2016, that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares). Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 1.6 million shares were available for future grant under the 2016 Plan as of December 31, 2020.

At December 31, 2020, there was approximately $81 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.4 years. The income tax benefit realized from stock-based compensation was $20 million, $17 million and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Notes 2 and 12 for further discussion of stock-based compensation expense and income taxes, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	453,843	$36.73 - $204.91	$156.24	6.67	$63,861
Granted	82,500	$342.13	$342.13
Exercised	(177,299)	$36.73 - $204.91	$125.16
Canceled or expired	(14,768)	$182.75 - $342.13	$261.20
Outstanding at December 31, 2018	344,276		$212.28	7.03	$43,418
Granted	48,300	$398.15	$398.15
Exercised	(116,918)	$54.51 - $342.13	$159.52
Outstanding at December 31, 2019	275,658	$54.51 - $398.15	$267.23	6.98	$91,262
Granted	34,100	$666.52	$666.52
Exercised	(95,313)	$193.69 - $398.15	$229.46
Canceled or expired	(12,135)	$342.13 - $666.52	$443.05
Outstanding at December 31, 2020	202,310	$102.16 - $666.52	$341.78	6.99	$117,846

Exercisable at December 31, 2018	185,405	$54.51 - $204.91	$165.31	5.79	$31,895
Exercisable at December 31, 2019	147,620	$102.16 - $342.13	$210.96	5.84	$57,180
Exercisable at December 31, 2020	122,806	$102.16 - $398.15	$246.76	6.18	$83,204
The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise prices of the underlying awards, multiplied by the shares underlying options as of the end of the period that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised, determined as of the date of option exercise, was approximately $49 million, $40 million and $45 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	26%	27%	28%
Risk-free interest rate	1.45%	2.46%	2.65%
Expected life (in years)	5	5	5
Weighted-average grant date fair value	$172.05	$115.17	$101.02
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

The following table summarizes information regarding options outstanding at December 31, 2020:

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$102.16 - $142.45	3,522	2.19	$102.16	3,522	$102.16
$142.46 - $188.22	36,600	5.19	$182.75	36,600	$182.75
$188.23 - $199.30	1,032	4.17	$193.69	1,032	$193.69
$199.31 - $273.52	41,622	6.16	$204.91	41,622	$204.91
$273.53 - $370.14	46,368	7.16	$342.13	25,199	$342.13
$370.15 - $532.34	41,966	8.10	$398.15	14,831	$398.15
$532.35 - $666.52	31,200	9.10	$666.52	—	$—
	202,310		$341.78	122,806	$246.76
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

	Year Ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	27%	27%	28%
Risk-free interest rate	1.43%	2.45%	2.38%
Expected life (in years)	3	3	3
Weighted-average grant date fair value	$726.85	$429.63	$380.24
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consistent with the performance measurement period of the performance-based restricted common stock awards with a market condition.
As of December 31, 2020, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2020, 2019 and 2018 would be met by their forfeiture dates. The Company recorded a total of approximately $4 million, $8 million and $5 million of stock-based compensation expense related to restricted stock awards with a market condition for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company expects to record an aggregate stock-based compensation expense of approximately $6 million for restricted stock awards with a market condition over the periods 2021, 2022 and 2023.

The following table presents unvested restricted stock awards activity for the year ended December 31, 2020:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2019	267,219	$365.27	89,280	$290.87
Granted	75,634	$717.86	24,480	$726.85
Vested	(115,176)	$309.37	(29,280)	$218.59
Canceled	(24,813)	$420.43	(12,000)	$466.34
Unvested restricted stock awards at December 31, 2020	202,864	$521.71	72,480	$438.26

Restricted Stock Units

The following table presents unvested restricted stock units activity for the year ended December 31, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2019	854	$344.10
Granted	499	$764.00
Vested	(438)	$264.75
Canceled	(51)	$477.50
Unvested restricted stock units at December 31, 2020	864	$618.97
Management Stock Purchase Plan

The Board of Directors adopted the Company’s Management Stock Purchase Plan in December 2017 with the intent of providing selected key employees of the Company and its subsidiaries, including the Company's executive officers, the opportunity to defer a portion of their cash incentive compensation and to align management and stockholder interests through awards of Deferred Stock Units (“DSUs”) under the MSPP and awards of Matching RSUs issued under the Company 2016 Plan. Under this plan participants are permitted to elect to defer up to 100% of their annual incentive bonus or commissions earned during the year by submitting an irrevocable election in accordance with Section 409A of the Internal Revenue Code, as amended. On the date the incentive bonus or commission would otherwise be paid in cash (typically during the following calendar year), the Company awards the participant DSUs representing the number of shares of common stock with an aggregate fair market value on that date equal to the amount of compensation elected to be deferred under the MSPP. On the same date the DSUs are awarded, the participant receives a grant of Matching RSUs covering the number of shares of common stock equal up to 100% of the DSUs granted. The expense related to the DSUs is recognized on a straight-line basis during the period that the related incentive bonus or commission is earned. The Company granted 3,384 and 7441 DSUs during the years 2020 and 2019, respectively. The expense related to the Matching RSUs is recognized over the four years vesting period following the grant date.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the Matching RSU activity for the year ended December 31, 2020:

	Number of Matching RSU Shares	Weighted-Average Grant Date Fair Value per Share
Unvested MSPP restricted stock units at December 31, 2019	7,166	$469.13
Granted	3,384	$663.93
Vested	—	$—
Canceled	(1,233)	$534.54
Unvested MSPP restricted stock units at December 31, 2020	9,317	$531.23

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In 2020, 2019 and 2018, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2020, 2019 and 2018 were approximately $15 million, $12 million and $12 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2020, 2019 and 2018.

Employee Pension Plan

The Company maintains a Group Personal Pension Plan (the “Plan”) for all eligible employees in the Company’s U.K. offices. The Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2020, 2019 and 2018, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the Plan by the Company to match employee contributions for the years ended December 31, 2020, 2019 and 2018, were approximately $0.9 million, $0.6 million and $0.5 million, respectively.

Registered Retirement Savings Plan

As of January 1, 2015, the Company introduced a registered retirement savings plan (“RRSP”) for all eligible employees in the Company’s Canadian offices. In 2020, 2019 and 2018, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions were approximately $0.1 million for the years ended December 31, 2020, 2019 and 2018.

 Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 3, 2015, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 100,000 shares. On September 14, 2015, the Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed September 14, 2015. There were 38,591 and 51,584 shares available for purchase under the ESPP as of December 31, 2020 and 2019, respectively, and approximately 12,993 and 13,590 shares of the Company’s common stock were purchased under the ESPP during 2020 and 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019. Information about prior period acquisitions and the adoption of recent accounting pronouncements that may affect the comparability of the quarterly financial information presented below are included in Note 2 and Note 5.

	2020
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$391,847	$397,159	$425,620	$444,393
Cost of revenues	78,909	74,040	77,865	78,154
Gross profit	312,938	323,119	347,755	366,239
Operating expenses	237,074	241,800	270,946	311,029
Income from operations	75,864	81,319	76,809	55,210
Interest (expense) income	1,651	(3,596)	(7,537)	(7,913)
Other (expense) income	841	(474)	(338)	(856)
Income before income taxes	78,356	77,249	68,934	46,441
Income tax expense	5,563	16,889	10,748	10,652
Net income	$72,793	$60,360	$58,186	$35,789
Net income per share — basic	$2.00	$1.61	$1.49	$0.91
Net income per share — diluted	$1.98	$1.60	$1.48	$0.91

	2019
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$328,425	$343,760	$352,808	$374,726
Cost of revenues	71,153	71,918	71,172	74,996
Gross profit	257,272	271,842	281,636	299,730
Operating expenses	163,780	197,042	187,367	198,744
Income from operations	93,492	74,800	94,269	100,986
Interest (expense) income	4,212	4,677	4,414	3,439
Other (expense) income	1	539	240	9,880
Income before income taxes	97,705	80,016	98,923	114,305
Income tax expense	12,536	16,768	20,304	26,378
Net income	$85,169	$63,248	$78,619	$87,927
Net income per share — basic	$2.35	$1.74	$2.16	$2.42
Net income per share — diluted	$2.33	$1.73	$2.15	$2.39

19.    SUBSEQUENT EVENTS

On December 9, 2020, the Company entered into a Purchase and Sale agreement with Sir Properties Trust, a Maryland real estate investment trust to purchase an office building and the underlying land located in Richmond, Virginia. The agreement allowed the Company an inspection period from the effective date of the agreement to February 8, 2021. The closing of the transaction was completed on January 22, 2021 for the amount of $131 million, inclusive of property taxes, titling insurance and other transaction costs, after satisfying inspection conditions defined therein.