Form 10-Q
period 2021-03-31
COSTAR GROUP, INC.
filed 2021-04-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of April 23, 2021, there were 39,493,550 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$457,697	$391,847
Cost of revenues	88,748	78,909
Gross profit	368,949	312,938

Operating expenses:
Selling and marketing (excluding customer base amortization)	138,687	125,107
Software development	46,784	41,610
General and administrative	63,850	58,873
Customer base amortization	18,419	11,484
	267,740	237,074
Income from operations	101,209	75,864
Interest (expense) income	(7,878)	1,651
Other (expense) income	(50)	841
Income before income taxes	93,281	78,356
Income tax expense	19,069	5,563
Net income	$74,212	$72,793

Net income per share - basic	$1.90	$2.00
Net income per share - diluted	$1.88	$1.98

Weighted-average outstanding shares - basic	39,158	36,471
Weighted-average outstanding shares - diluted	39,371	36,776

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$74,212	$72,793
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	323	(12,949)
Unrealized gain on investments	—	189
Reclassification adjustment for realized loss on investments included in net income	—	541
Total other comprehensive income (loss)	323	(12,219)
Total comprehensive income	$74,535	$60,574

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,690,296	$3,755,912
Accounts receivable	124,361	119,059
Less: Allowance for credit losses	(14,563)	(15,110)
Accounts receivable, net	109,798	103,949
Prepaid expenses and other current assets	22,233	28,651
Total current assets	3,822,327	3,888,512

Deferred income taxes, net	3,633	4,983
Property and equipment, net	239,480	126,325
Lease right-of-use assets	90,949	108,740
Goodwill	2,210,976	2,235,999
Intangible assets, net	450,341	426,745
Deferred commission costs, net	93,056	93,274
Deposits and other assets	16,223	15,856
Income tax receivable	14,986	14,986
Total assets	$6,941,971	$6,915,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,870	$15,732
Accrued wages and commissions	68,590	80,998
Accrued expenses	58,290	110,305
Income taxes payable	28,757	16,316
Lease liabilities	27,932	32,648
Deferred revenue	89,696	74,851
Total current liabilities	290,135	330,850

Long-term debt, net	987,018	986,715
Deferred income taxes, net	86,081	72,991
Income taxes payable	25,387	25,282
Lease and other long-term liabilities	106,425	124,223
Total liabilities	1,495,046	1,540,061

Total stockholders' equity	5,446,925	5,375,359
Total liabilities and stockholders’ equity	$6,941,971	$6,915,420
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	39,414	394	$4,208,252	$(889)	$1,167,602	$5,375,359
Net income	—	—	—	—	74,212	74,212
Other comprehensive income	—	—	—	323	—	323
Exercise of stock options	21	—	6,341	—	—	6,341
Restricted stock grants	77	1	—	—	—	1
Restricted stock grants surrendered	(37)	—	(27,667)	—	—	(27,667)
Stock-based compensation expense	—	—	15,264	—	—	15,264
Employee stock purchase plan	4	—	3,092	—	—	3,092
Balance at March 31, 2021	39,479	395	$4,205,282	$(566)	$1,241,814	$5,446,925
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

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$74,212	$72,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,410	24,256
Amortization of deferred commissions costs	15,317	14,747
Amortization of Senior Notes discount and issuance costs	578	292
Non-cash lease expense	6,483	6,261
Stock-based compensation expense	15,545	15,180
Deferred income taxes, net	5,464	2,825
Credit loss expense	1,820	6,183
Other operating activities, net	(136)	541

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,609)	(26,613)
Prepaid expenses and other current assets	(2,823)	1,838
Deferred commissions	(15,078)	(16,523)
Accounts payable and other liabilities	(63,051)	15,564
Lease liabilities	(7,788)	(6,967)
Income taxes payable	12,556	1,624
Deferred revenue	14,680	18,248
Other assets	2,273	1,215
Net cash provided by operating activities	87,853	131,464

Investing activities:
Proceeds from sale and settlement of investments	—	10,259
Purchase of Richmond assets	(123,259)	—
Purchases of property and equipment and other assets	(10,619)	(7,133)
Cash paid for acquisitions, net of cash acquired	(442)	(432)
Net cash (used in) provided by investing activities	(134,320)	2,694

Financing activities:
Proceeds from long-term debt	—	745,000
Repurchase of restricted stock to satisfy tax withholding obligations	(27,667)	(30,144)
Proceeds from exercise of stock options and employee stock purchase plan	9,124	10,295
Net cash (used in) provided by financing activities	(18,543)	725,151

Effect of foreign currency exchange rates on cash and cash equivalents	(606)	(2,117)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,616)	857,192
Cash, cash equivalents and restricted cash at the beginning of period	3,755,912	1,070,731
Cash, cash equivalents and restricted cash at the end of period	$3,690,296	$1,927,923

Supplemental cash flow disclosures:
Interest paid	$16,037	$499
Income taxes paid	$1,042	$1,111

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$385	$—
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

On June 24, 2020, the Company acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. On October 26, 2020, the Company acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images. On December 22, 2020, the Company acquired Homesnap, Inc. (“Homesnap”), which operates an online mobile software platform for residential real estate agents and brokers. See Notes 5 and 8 to the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion of these acquisitions.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2021 and December 31, 2020, the results of its operations for the three months ended March 31, 2021 and 2020, its comprehensive income for the three months ended March 31, 2021 and 2020, its changes in stockholders' equity for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, (iii) benchmarking and analytics for the hospitality industry through STR, LLC and STR Global, Ltd. (together with STR, LLC, referred to as “STR”), (iv) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries, which were acquired in June 2020, and (v) an online and mobile software platform that provides applications to optimize residential real estate agent workflow through Homesnap, which was acquired in December 2020. See Note 5 for details of the Homesnap and Ten-X acquisitions.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and other intangible assets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $65 million and $54 million for the three months ended March 31, 2021 and 2020, respectively.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency losses of $0.2 million and gains of $1.4 million for the three months ended March 31, 2021 and 2020, respectively, which are included in other (expense) income on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation adjustment	$(566)	$(889)
Total accumulated other comprehensive loss	$(566)	$(889)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other (expense) income in the condensed consolidated statements of operations.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2021	2020

Net income	$74,212	$72,793
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	39,158	36,471
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	213	305
Denominator for diluted net income per share — weighted-average outstanding shares	39,371	36,776

Net income per share — basic	$1.90	$2.00
Net income per share — diluted	$1.88	$1.98

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

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended March 31,
	2021	2020
Performance-based restricted stock awards	72	84
Anti-dilutive securities	90	96
Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the vesting period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of a performance and market condition, stock-based compensation expense is recognized based on the expected achievement of the related performance and market conditions at the end of each reporting period over the vesting period of the awards. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's Management Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$2,969	$2,472
Selling and marketing (excluding customer base amortization)	1,462	2,024
Software development	2,914	2,528
General and administrative	8,200	8,156
Total stock-based compensation expense	$15,545	$15,180
Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$3,686,947	$3,693,813
Restricted cash:
RentPath termination fee held in escrow under the terms of the Asset Purchase Agreement	—	58,750
Other restricted cash related to acquisitions	3,349	3,349
Total restricted cash	3,349	62,099
Cash, cash equivalents and restricted cash	$3,690,296	$3,755,912
Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. The Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Commercial Property and Land Portfolio Segment - The commercial property and land portfolio segment consists of four classes of trade receivables: LoopNet; Ten-X; Homesnap; and other commercial property and land online marketplaces.

See Note 4 for further discussion of the Company’s accounting for allowance for credit losses.

Leases

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes a right-of-use ("ROU") asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, the Company has elected the practical expedient not to separate non-lease components from lease components for all classes of underlying assets. Consideration deemed part of the lease payments used to measure ROU assets and lease liabilities generally includes fixed payments and variable payments based on either an index or a rate, offset by lease incentives. The ROU asset also includes any lease prepayments. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable. Therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of Accounting Standards Codification ("ASC") 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement.

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

Goodwill is tested annually for impairment by each reporting unit on October 1 of each year or more frequently if an event or other circumstance indicates that we may not recover the carrying value of the asset. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

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

See Note 10 for additional information regarding the Company's accounting for its outstanding debt, revolving credit facility, and related issuance costs.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2021			2020
	North America	International	Total	North America	International	Total
Information and analytics
CoStar Suite	$163,554	$8,630	$172,184	$157,335	$7,621	$164,956
Information services	27,686	7,010	34,696	25,690	6,692	32,382
Online marketplaces
Multifamily	166,147	—	166,147	137,460	—	137,460
Commercial property and land	84,376	294	84,670	56,962	87	57,049
Total revenues	$441,763	$15,934	$457,697	$377,447	$14,400	$391,847

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2020	$77,363
Revenue recognized in the current period from the amounts in the beginning balance	(45,988)
New deferrals, net of amounts recognized in the current period	60,668
Effects of foreign currency	82
Balance at March 31, 2021(1)	$92,125
__________________________
(1) Deferred revenue is comprised of $90 million of current liabilities and $2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2021.

Contract Assets

The Company had contract assets of $9 million as of March 31, 2021 and December 31, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The revenue recognized from contract assets for the three months ended March 31, 2021 was not material.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2021 and 2020 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of March 31, 2021:

	Three Months Ended March 31,
	2021	2020
Commissions incurred	$26,347	$22,437
Commissions capitalized in the current period	(15,078)	(16,523)
Amortization of deferred commissions costs	15,317	14,747
Total commissions expense	$26,586	$20,661
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $271 million at March 31, 2021, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Three Months Ended March 31, 2021
	CoStar Suite	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$2,453	$15,110
Current-period provision for expected credit losses(1), (2)	924	11	291	594	1,820
Write-offs charged against the allowance, net of recoveries and other	(1,117)	—	(778)	(472)	(2,367)
Ending balance at March 31, 2021	$5,338	$2,750	$3,900	$2,575	$14,563
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the three months ended March 31, 2021.

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
5.ACQUISITIONS

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

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: December 22, 2020	Measurement Period Adjustments	Updated Preliminary: December 22, 2020
Cash, cash equivalents and restricted cash	$10,225	$—	$10,225
Accounts receivable	595	67	662
Lease right-of-use assets	3,437	—	3,437
Goodwill	211,114	(25,805)	185,309
Intangible assets	32,000	35,000	67,000
Deferred tax assets (liabilities)	7,502	(8,925)	(1,423)
Lease liabilities	(3,375)	—	(3,375)
Deferred revenue	(4,000)	—	(4,000)
Other assets and liabilities	(7,144)	(337)	(7,481)
Fair value of identifiable net assets acquired	$250,354	$—	$250,354
The net assets of Homesnap were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins. See Note 8 for measurement period impact on goodwill.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets acquired in the Homesnap acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$45,000	10	Accelerated
Trade name	7,000	10	Straight-line
Technology	15,000	6	Straight-line
Total intangible assets	$67,000
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homesnap acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homesnap's operations; and (ii) any

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $185 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.
As of March 31, 2021, transaction costs associated with the Homesnap acquisition were not material.

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation ("Ten-X Holding"), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X Holding (the “Merger”), with Ten-X Holding surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X Holding and Ten-X Holding's subsidiaries (collectively, "Ten-X") for a purchase price of $188 million in cash. Ten-X operates an online auction platform for commercial real estate. The Ten-X acquisition is expected to enable the Company to create a new end-to-end commercial real estate platform, combining LoopNet and CoStar's online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Preliminary: June 24, 2020
Cash and cash equivalents	$3,290
Accounts receivable	131
Lease right-of-use assets	4,945
Goodwill	135,700
Intangible assets	58,000
Lease liabilities	(4,945)
Deferred tax liabilities	(4,816)
Other assets and liabilities	(4,590)
Fair value of identifiable net assets acquired	$187,715
The net assets of Ten-X were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject to the Company's assessment of certain tax matters. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets acquired in the Ten-X acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

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

As of March 31, 2021, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, and this expense was recognized in the post-combination period during the three months ended September 30, 2020.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company, Ten-X and Homesnap as though the companies were combined as of January 1, 2019. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2019.

The unaudited pro forma financial information for the three months ended March 31, 2020 combine the historical results of the Company, Ten-X and Homesnap for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

Three Months Ended March 31, 2020
Revenue	$411,289
Net income	$64,244
Net income per share - basic	$1.76
Net income per share - diluted	$1.75

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

As of March 31, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.4 billion. As of March 31, 2021, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the three months ended March 31, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the three months ended March 31, 2020 included in other (expense) income on the Company's condensed consolidated statements of operations.

In addition to the financial instruments listed above, the Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

such financial instruments, other than the Senior Notes, each approximated their fair values as of March 31, 2021 and December 31, 2020. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.97 billion as of March 31, 2021.

7.LEASES

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating lease costs:	2021	2020

Cost of revenues	$2,324	$2,894
Software development	1,393	1,396
Selling and marketing (excluding customer base amortization)	2,650	2,539
General and administrative	1,308	1,174
Total operating lease costs	$7,675	$8,003
The impact of lease costs related to finance leases and short-term leases was not material for the three months ended March 31, 2021.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating lease liabilities		$124,904	$148,975
Less: imputed interest		(8,799)	(10,998)
Present value of lease liabilities		116,105	137,977
Less: current portion of lease liabilities	Lease liabilities	27,932	32,648
Long-term lease liabilities	Lease and other long-term liabilities	$88,173	$105,329

Weighted-average remaining lease term in years		4.0	4.0
Weighted-average discount rate		3.6%	3.6%
Balance sheet information related to finance leases was not material as of March 31, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8,980	$8,709
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,864	$5,080

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2019	$1,738,360	$143,660	$1,882,020
Acquisitions, including measurement period adjustments(1)	347,134	1,273	348,407
Effect of foreign currency translation	—	5,572	5,572
Goodwill, December 31, 2020	2,085,494	150,505	2,235,999
Acquisitions, including measurement period adjustments(2)	(25,805)	—	(25,805)
Effect of foreign currency translation	—	782	782
Goodwill, March 31, 2021	$2,059,689	$151,287	$2,210,976
__________________________
(1) North America goodwill for the year ended December 31, 2020, includes goodwill recorded in connection with the acquisitions of Ten-X and Homesnap, as well as STR measurement period adjustments to goodwill of $0.3 million. International goodwill for the year ended December 31, 2020 includes goodwill recorded in connection with the acquisition of Emporis GmbH of $1.2 million and STR measurement period adjustments of $0.1 million.

(2) North America goodwill during the three months ended March 31, 2021, includes Homesnap measurement period adjustments of $25.8 million. See Note 5 for acquisition details.
The Company recorded goodwill of approximately $185 million and $136 million in connection with the December 2020 Homesnap and June 2020 Ten-X acquisitions, respectively.
No impairments of the Company's goodwill were recognized during the three months ended March 31, 2021 and 2020.

9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2021	December 31, 2020	Weighted- Average Amortization Period (in years)
Acquired technology and data	$131,433	$131,551	5
Accumulated amortization	(100,013)	(97,791)
Acquired technology and data, net	31,420	33,760
Acquired customer base	581,041	545,643	10
Accumulated amortization	(314,819)	(296,758)
Acquired customer base, net	266,222	248,885
Acquired trade names and other intangible assets	264,674	249,465	11
Accumulated amortization	(111,975)	(105,365)
Acquired trade names and other intangible assets, net	152,699	144,100
Intangible assets, net	$450,341	$426,745
No impairments of the Company's intangible assets were recognized during the three months ended March 31, 2021 and 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(12,982)	(13,285)
Long-term debt, net	$987,018	$986,715
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants and other customary provisions with which the Company was in compliance with as of March 31, 2021.

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

Subject to certain conditions, on no more than five occasions, the Company may request increases in the amount of revolving commitments and/or the establishment of term commitments under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case depending on the Company's Total Leverage Ratio (as defined in the 2020 Credit Agreement). As LIBOR may not always be available to the Company as a base interest rate for borrowings under the credit facility, the 2020 Credit Agreement allows the Company and the administrative agent under the 2020 Credit Agreement to amend the 2020 Credit Agreement to replace LIBOR with one or more Secured Overnight Financing Rate (“SOFR”) based rates or another alternative benchmark rate. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes of the Company and its restricted subsidiaries. The obligations under the 2020 Credit Agreement are guaranteed by each of the Company’s current and future direct or indirect wholly owned restricted domestic subsidiaries, other than certain excluded subsidiaries, in each case subject to certain exceptions, pursuant to guarantee agreements.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of March 31, 2021, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of March 31, 2021.

As of March 31, 2021, the Company had not drawn any amounts under this facility.

The Company had an irrevocable standby letter of credit outstanding totaling $0.2 million as of March 31, 2021 and December 31, 2020, which is required to secure its San Francisco office lease. The letter of credit was established in 2014 and automatically renews annually through January 31, 2025.

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest on outstanding borrowings	$7,000	$276
Amortization of Senior Notes discount and issuance costs	578	292
Commitment fees and other	511	604
Total interest expense	$8,089	$1,172
The Company had $4.7 million and $4.9 million of deferred debt issuance costs as of March 31, 2021 and December 31, 2020 in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 20% and 7% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 was due to higher income before income taxes, as well as a decrease in excess tax benefits.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2021 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term debt principal interest payments
Remainder of 2021	$23,766	$—	$14,000
2022	31,066	—	28,000
2023	29,494	—	28,000
2024	26,162	—	28,000
2025	10,931	—	28,000
Thereafter	3,485	1,000,000	140,000
Total	$124,904	$1,000,000	$266,000

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

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$135,858	$102,413
International	(322)	(2,293)
Total EBITDA	$135,536	$100,120
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$74,212	$72,793
Amortization of acquired intangible assets in cost of revenues	7,408	6,005
Amortization of acquired intangible assets in operating expenses	18,419	11,484
Depreciation and other amortization	8,500	6,767
Interest expense (income)	7,878	(1,651)
Other expense (income)	50	(841)
Income tax expense	19,069	5,563
EBITDA	$135,536	$100,120
Summarized information by operating segment consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Property and equipment, net:
North America	$237,112	$123,634
International	2,368	2,691
Total property and equipment, net	$239,480	$126,325

Goodwill:
North America	$2,059,689	$2,085,494
International	151,287	150,505
Total goodwill	$2,210,976	$2,235,999

Assets:
North America	$6,695,270	$6,674,974
International	246,701	240,446
Total assets	$6,941,971	$6,915,420

Liabilities:
North America	$1,446,580	$1,496,894
International	48,466	43,167
Total liabilities	$1,495,046	$1,540,061

14.    PURCHASE OF BUILDING

On January 22, 2021, the Company purchased an office building located in Richmond, Virginia (the "Richmond building"), together with the land and assumed an existing lease for a purchase price of $131 million, inclusive of property taxes, title insurance and other transaction costs. The purchase of the Richmond building was accounted for as an asset acquisition, including an intangible asset for the assumed lease. For the three months ended March 31, 2021, the net impact from the lease arrangement is recorded in other (expense) income on the condensed consolidated statements of operations and was not material to the Company.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.     SUBSEQUENT EVENTS

Homes.com

On April 14, 2021, CRI, a wholly-owned subsidiary of the Company, Landmark Media Enterprises, LLC (“Landmark”), and Homes Group, LLC ("Homes") entered into a securities purchase agreement, pursuant to which CRI agreed to acquire all of the outstanding equity interests in Homes from Landmark for $156 million in cash subject to a customary working capital and other post-closing adjustments. Homes operates Homes.com, a residential property listing and marketing portal that supports residential agents and brokers in the home sale process. The transaction is subject to customary closing conditions and regulatory review. The Company currently expects the transaction to close in the first half of 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those discussed in “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this filing are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, our subsequent Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar Group, Inc. (the “Company” or “CoStar”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S. based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisition of Homesnap, Inc. (“Homesnap”) we also offer an online mobile software platform for residential real estate agents and brokers.

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Our most recent strategic acquisitions include Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate; Emporis GmbH, a Germany-based provider of international commercial real estate data and images, and Homesnap. See Notes 5 and 8 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the Ten-X and Homesnap acquisitions.

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on one or more of the following factors: the number of sites, number of users, organization size, the client's business focus, the client's geographic location, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Auction transaction fees from our newly acquired online auction platform, Ten-X, are generally charged upon the successful closure of an auction as a percentage of the winning buyer's offer price for the commercial real estate property sold.

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

We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. To protect the health and safety of our employees and to help stop the spread of the disease, we shifted to a digital, remote workplace in mid-March 2020. As of that time, nearly all of our employees began to work from home. As our employees receive COVID-19 vaccinations, we are planning for a safe return to the office in the upcoming months for those job activities that may be done safely and in compliance with social distancing guidelines to protect our employees, our customers and our communities. We incurred and expect to continue to incur expenses to help protect the health and safety of our employees and visitors. In response to the COVID-19 pandemic, we took steps to manage our costs, including minimizing hiring to essential positions, restricting business travel and canceling in-person marketing events. We expect to continue to minimize travel and restrict in-person marketing events during the first half of 2021. Overall, the increased direct spend related to the COVID-19 pandemic, including office reconfiguration, has not been material to date and has had minimal impact on our financial position and operating results as these expenses have been generally offset by the cost savings described above.

We continue to monitor events related to the pandemic, as well as the guidelines and mandates provided by governmental and health authorities. We plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances. The global workforce has been operating in an extraordinary and mostly digital and remote manner as the world adapted to protect individuals’ health and safety during the COVID-19 pandemic. During this time, many working adults have moved to different locations and adjusted to a different way of living. As a result, as we begin to transition our business back to the office, we have experienced and expect to continue to experience attrition among our workforce resulting in disruption and the potential for increased costs.

During 2020, we experienced the effects of the COVID-19 pandemic on our business, results of operations and overall financial performance. Such effects included, among others, a decrease in new customer sales, increases in customer cancellations, service reductions and failures to pay or delays in payments of amounts owed to us. During the first quarter of 2021, our company-wide net new bookings of subscription-based services and renewal rates returned to pre-pandemic levels. In addition, we saw some improvements in collection trends along with improvements in the economy which has led to some reduction in the allowance for credit losses previously taken. Due to the uncertainty associated with the COVID-19 pandemic, we will continue to monitor these trends and the impact on our results of operations. Any expected changes in financial results discussed in this report are based on our current observations and experience and involve estimates and assumptions. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the "Comparison of Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020" below for further discussion.

It is currently unclear how the commercial real estate industry will ultimately be impacted by the virus as businesses formulate plans to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. If the demand for office space decreases significantly, there could be a downturn in the real estate market and many of our clients could be materially adversely affected. A depressed real estate market has a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rate to decline and reduce our profitability. The COVID-19 pandemic did not materially affect our consolidated financial statements during 2020 or the three months ended March 31, 2021.

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

Service Offerings

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar Suite®. Our subscription-based information services consist primarily of CoStar Suite services. CoStar Suite is sold as a platform of service offerings consisting of CoStar Property®, CoStar COMPS®, CoStar Market Analytics, CoStar Tenant®, CoStar Lease Comps and CoStar Public Record through our online and mobile applications. Our integrated suite of online service offerings includes information about space available for lease, comparable sales information, information about properties for sale, tenant information, Internet marketing services, analytical capabilities, information for clients' websites, information about industry professionals and their business relationships, and industry news. CoStar Suite first quarter 2021 revenue growth rates remained relatively flat when compared to the first quarter of 2020. We expect revenue growth rates to increase throughout 2021 as both subscription renewal rates and net new bookings of subscription-based services returned to 2019 pre-pandemic levels in the first quarter of 2021.

Information services. We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. STR, Inc. and STR Global, Ltd. (together with STR, Inc., "STR") provides benchmarking and analytics for the hospitality industry. STR sells the majority of its services on a subscription basis, but also receives one-time or ad hoc transaction fee revenues. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The hospitality industry is slowly recovering from the impacts of COVID-19, as a result, STR revenue was relatively flat during the first quarter of 2021 when compared to the first quarter of 2020, but we expect it to improve during the second half of 2021. Overall, we expect moderate increases in information services revenue growth for the remainder of 2021.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC ("OCP"). Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. During the first quarter of 2021, multifamily revenue growth rates remained relatively consistent with 2020 revenue growth rates as tenants, property owners and landlords continued to transact in our digital environment. We expect multifamily revenue growth rates to remain relatively consistent throughout 2021.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. Revenues in commercial property and land increased during the first quarter of 2021 compared to the first quarter of 2020 primarily due to revenue from our recent Ten-X and Homesnap acquisitions and, to a lesser extent, revenue growth from LoopNet.com. Overall, we expect commercial property and land revenue growth rates to increase in 2021 primarily due to the Homesnap acquisition and the continued impact of the Ten-X acquisition.

As of March 31, 2021 and 2020, our annualized net new bookings of subscription-based services on all contracts were approximately $52 million and $48 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the three months ended March 31, 2021 and 2020, our contract renewal rates for existing CoStar subscription-based services on annual contracts for both periods were approximately 90%, and therefore our cancellation rates for those services for the same periods were approximately 10%. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of COVID-19 developments, particularly if the resulting negative economic conditions lead to greater business failures and/or consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below, while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, brokers, agents and residential renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We reevaluate our priorities on a regular basis and may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for the remainder of 2021 currently include:

•Integrating and developing service offerings of recently completed acquisitions, including STR, Ten-X and Homesnap, with our business operations. We are consolidating STR data and services with CoStar Suite and creating an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We are working on integrating the Ten-X platform with both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users. To increase exposure, we have upgraded LoopNet listings for properties to be auctioned on Ten-X and are allocating banner space on both our CoStar and LoopNet sites to Ten-X to cross-market our services. The acquisition of Homesnap enables us to enter the residential real estate market and expand the markets in which we compete. Our Homesnap team is creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. We are currently evaluating potential increased investments in residential marketplace services and assessing and formulating our business plan and go-forward strategies. We believe the pending acquisition of Homes.com is an important part of our residential investment and growth strategy.

•Continuing to invest in the LoopNet marketplace and the Ten-X auction platform. We are enhancing the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Diamond, Platinum, and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. Our plans to recruit and develop a dedicated LoopNet sales team to help support and grow the business were interrupted by the COVID-19 pandemic, however we plan to resume our recruiting and training activities when it is safe to do so in-person. To support the LoopNet marketplace, we implemented training and incentive programs for our existing sales team to increase sales of LoopNet Ads, with a focus on brokers and property owners. We plan to expand the Ten-X sales force during 2021 and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the LoopNet.com network and Ten-X, we plan to significantly increase our investment in marketing in 2021, as compared to 2020, and utilize a multi-media marketing campaign, reinforced with search engine optimization efforts. We expect to continue to work to determine the optimal level of marketing investment for each of these services for future periods.

•Continuing to invest in CoStar Suite, including capabilities that allow us to broaden the reach of CoStar Suite internationally by offering a global CoStar platform for all users of CoStar Suite. As we begin to offer a global platform, we plan to expand our international presence. We enhanced CoStar Suite by integrating STR hospitality information and commercial mortgage-backed securities ("CMBS") data and expect to further enhance these capabilities during the year. We recently acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images and we are integrating this content into CoStar Suite.

•Continuing to develop, improve and market our Apartments.com service offerings to create the best and most comprehensive consumer rental search experience as well as continuing to advance the digital rental experience that allows renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We seek user feedback as we work to improve our services and continue to aggressively market our multifamily listing services in an effort to provide more value to consumers and, in turn, to attract advertisers. Our Apartments.com marketing investment is focused on enhanced brand awareness and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend and focus as we deem appropriate.

To support our continued expansion and development, in 2020 we completed a public equity offering, a senior notes offering and the refinancing of our revolving credit facility. In May 2020, we completed a public equity offering of 2,633,587 shares of common stock for $655 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. We continue to expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in our subsidiaries, and the repurchase, redemption or retirement of securities, including our common stock.

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

On July 1, 2020, we also entered into a second amended and restated credit agreement (the “2020 Credit Agreement”), which amended and restated in its entirety our existing credit agreement (the "2017 Credit Agreement"). The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. Funds drawn down on the revolving credit facility pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes. The 2020 Credit Agreement, along with the proceeds from the May equity offering, the July Senior Notes offering and cash generated by our business are expected to support our continued growth and give us flexibility to act on strategic acquisition opportunities that may arise. See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of our Senior Notes offerings and our 2020 Credit Agreement.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In

2021 and 2020, we assumed a 25% tax rate, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$74,212	$72,793
Amortization of acquired intangible assets in cost of revenues	7,408	6,005
Amortization of acquired intangible assets in operating expenses	18,419	11,484
Depreciation and other amortization	8,500	6,767
Interest expense (income)	7,878	(1,651)
Other expense (income)	50	(841)
Income tax expense	19,069	5,563
EBITDA	$135,536	$100,120

Net cash flows provided by (used in)
Operating activities	$87,853	$131,464
Investing activities	(134,320)	2,694
Financing activities	(18,543)	725,151

Comparison of Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020

The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar Suite	$172,184	$164,956	$7,228	4%
Information services	34,696	32,382	2,314	7
Multifamily	166,147	137,460	28,687	21
Commercial property and land	84,670	57,049	27,621	48
Total revenues	457,697	391,847	65,850	17
Cost of revenues	88,748	78,909	9,839	12
Gross profit	368,949	312,938	56,011	18
Operating expenses:
Selling and marketing (excluding customer base amortization)	138,687	125,107	13,580	11
Software development	46,784	41,610	5,174	12
General and administrative	63,850	58,873	4,977	8
Customer base amortization	18,419	11,484	6,935	60
Total operating expenses	267,740	237,074	30,666	13
Income from operations	101,209	75,864	25,345	33
Interest (expense) income	(7,878)	1,651	(9,529)	NM
Other (expense) income	(50)	841	(891)	NM
Income before income taxes	93,281	78,356	14,925	19
Income tax expense	19,069	5,563	13,506	NM
Net income	$74,212	$72,793	$1,419	2
__________________________
NM - Not meaningful
Revenues. Revenues increased to $458 million for the three months ended March 31, 2021, from $392 million for the three months ended March 31, 2020. The $66 million increase was attributable to increases in revenues for several of our services, including a $29 million, or 21%, increase in multifamily revenue. The increase in multifamily revenues was primarily due to higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages. Commercial property and land revenue increased $28 million, or 48%, driven by the acquisitions of Homesnap and Ten-X, which contributed revenues of $11 million and $10 million, respectively, in addition to growth in sales of our LoopNet online marketplace services as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. CoStar Suite revenues increased $7 million, or 4%, primarily due to an increase in the average revenue per subscriber due to different factors, including changes in product and customer mix. Information services revenue increased $2 million, or 7%, primarily due to increased revenue of $2 million from CoStar Real Estate Manager service offerings.

Gross Profit. Gross profit increased to $369 million for the three months ended March 31, 2021, from $313 million for the three months ended March 31, 2020, and the gross profit percentage was 81% for the three months ended March 31, 2021, compared to 80% for the three months ended March 31, 2020. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $10 million, or 12%, primarily due to a combined increase of $7 million for data and content costs and customer base amortization driven by the acquisition of Homesnap, and to a lesser extent, increases in bank and merchant fees of $2 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $139 million for the three months ended March 31, 2021, from $125 million for the three months ended March 31, 2020. The $14 million increase was primarily attributable to a $11 million increase in marketing expenses, driven by a $7 million increase in marketing agency spending, primarily for Ten-X and LoopNet, and a $3 million increase in digital marketing spending, as well as, a $7 million increase in personnel costs driven by the acquisitions of Homesnap and Ten-X. These increases were partially offset by decreases of $3 million in conference and event spending and travel and entertainment expense.

Software Development Expenses. Software development expenses increased to $47 million for the three months ended March 31, 2021, from $42 million for the three months ended March 31, 2020, and decreased as a percentage of revenues to 10% for the three months ended March 31, 2021, from 11% for the three months ended March 31, 2020. The $5 million increase was primarily due to a $5 million increase in personnel costs driven by the acquisitions of Homesnap and Ten-X, as well as increased headcount to enhance our product offerings.

General and Administrative Expenses. General and administrative expenses increased to $64 million for the three months ended March 31, 2021, from $59 million for the three months ended March 31, 2020, and decreased as a percentage of revenues to 14% for the three months ended March 31, 2021 from 15% for the three months ended March 31, 2020. The $5 million increase in the amount of general and administrative expense was primarily due to a $6 million increase in professional services, driven by expenses in connection with the Company's bid to acquire CoreLogic and termination of the Asset Purchase Agreement with RentPath, and a $2 million increase in software and equipment. These increases were offset by a $4 million decrease in credit loss expense driven by better than expected collections resulting in updated assumptions on reserves previously taken due to the COVID-19 pandemic.

Customer Base Amortization Expense. Customer base amortization expense increased to $18 million for the three months ended March 31, 2021 from $11 million for the three months ended March 31, 2020, and increased as a percentage of revenues to 4% for the three months ended March 31, 2021 from 3% for the three months ended March 31, 2020. The increase in customer base amortization expense was primarily due to the Ten-X and Homesnap acquisitions.

Interest (Expense) Income. Interest (expense) income was a net expense of $8 million for the three months ended March 31, 2021, as compared to net income of $2 million for the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021 was primarily due to interest expense of $7 million on our Senior Notes issued on July 1, 2020, as well as a decrease of $3 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year.

Other (Expense) Income. Other (expense) income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the three months ended March 31, 2021 and March 31, 2020.

Income Tax Expense. Income tax expense increased to $19 million for the three months ended March 31, 2021, from $6 million for the three months ended March 31, 2020. The increase was primarily due to a decrease in excess tax benefits, as well as, higher income before income taxes.

Comparison of Business Segment Results for Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020

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

Segment Revenues. North America revenues increased to $442 million for the three months ended March 31, 2021, from $377 million for the three months ended March 31, 2020. The increase in North America revenues was attributable to increases in revenues for several of our services, including a $29 million increase in multifamily revenues driven by higher sales volume as a result of recent investments in marketing and upgrades of existing customer packages to higher value advertising packages, and an increase in commercial property and land revenues of $27 million, driven by the acquisitions of Homesnap and Ten-X, and to a lesser extent, stronger traffic, which drove sales of higher value advertisements in our LoopNet service offering. CoStar Suite revenue increased $6 million, primarily due to an increase in the average revenue per subscriber due to different factors, including changes in product and customer mix. Information services increased by $2 million, primarily due to growth in sales of our CoStar Real Estate Manager service offerings. International revenues increased to $16 million for the three months ended March 31, 2021, from $14 million for the three months ended March 31, 2020. The increase in International revenues was primarily due to changes in foreign exchange rates, and to a lesser extent, growth in the CoStar Suite product.

Segment EBITDA. North America EBITDA increased to $136 million for the three months ended March 31, 2021, from $102 million for the three months ended March 31, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the three months ended March 31, 2021 was a loss of $0.3 million, as compared to a loss of $2 million for the three months ended March 31, 2020, as a result of increased revenue and decreased general and administrative costs, partially offset by increases in personnel and marketing costs.

Liquidity and Capital Resources

Our principal sources of ongoing liquidity are cash from operations and proceeds from our debt and equity offerings. Total cash, cash equivalents and restricted cash decreased to approximately $3.7 billion as of March 31, 2021, compared to cash and cash equivalents of approximately $3.8 billion as of December 31, 2020. The decrease in cash, cash equivalents and restricted cash for the three months ended March 31, 2021 was primarily due to purchases of property and equipment of $134 million, which includes $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia, as well as, repurchases of restricted stock to satisfy tax withholding obligations of $28 million. These cash outflows were partially offset by cash generated from operations of $88 million.

Net cash provided by operating activities for the three months ended March 31, 2021 was approximately $88 million compared to approximately $131 million for the three months ended March 31, 2020. The $44 million decrease was primarily due to a decrease in net working capital of $55 million, driven by payment of the $52 million termination fee pursuant to the Asset Purchase Agreement with RentPath. These decreases were partially offset by an increase in net income excluding certain non-cash expenses such as depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2021 was approximately $134 million compared to approximately $3 million of cash provided by investing activities for the three months ended March 31, 2020. The $137 million increase in cash used in investing activities during the three months ended March 31, 2021 was primarily due to an increase in purchases of property, equipment and other assets which included $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia, and proceeds from the sale of our ARS investments of $10 million received during the three months ended March 31, 2020.

Net cash used in financing activities for the three months ended March 31, 2021 was approximately $19 million     compared to approximately $725 million provided by financing activities for the three months ended March 31, 2020. The $744 million increase in cash used in financing activities is primarily due to a $745 million draw on our revolving credit facility made during the three months ended March 31, 2020.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.

On March 27, 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of taxes, valuation allowances, and balance sheet classifications, as well as provisions relating to refundable payroll tax credits, deferral of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, we deferred payroll taxes due in 2020 to the end of 2021 and 2022.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future depends upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the length and severity of the economic downturn associated with the COVID-19 pandemic, related disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker turn over, worker absenteeism, remote work policies, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the commercial real estate industry in particular, recover after the pandemic subsidies; sales of our services; and collection of accounts receivables. We plan to continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

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
•Income taxes
•Business combinations

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

None.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2021 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2021, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, pending acquisitions, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings and integrations, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, plans related to the Ten-X business, potential increased investments in residential marketplace services, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), employee relations and retention, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions, including commercial real estate office vacancies; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, Ten-X and Homesnap, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; the possibility that the acquisition of Homes Group, LLC does not close when expected or at all; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; our ability to expand, develop or reorganize or reorient of our sales force; employee retention, including retention of key employees and employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate agents, brokers, owners, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; successful adoption of and training on our services; and the availability of capital.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2021 and 2020, revenues denominated in foreign currencies were approximately 4% and 5%, respectively. For the three months ended March 31, 2021 our revenues would have decreased by approximately $2 million, if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2021, our revenues would have increased by approximately $2 million, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2021, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $0.6 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2021. As of March 31, 2021, we had $3.7 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of March 31, 2021. See Note 10 to the accompanying Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.7 billion of goodwill and intangible assets as of March 31, 2021. As of March 31, 2021, we believe our intangible assets will be recoverable; however, changes in the economy, including due to the COVID-19 pandemic, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 and were operating at a reasonable assurance level.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

2021	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	4		$924.28	—	—
February 1 through 28	22,519		830.96	—	—
March 1 through 31	10,160		817.84	—	—
Total	32,683	(1)	$821.40	—	—
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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 28, 2021	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)