Form 10-Q
period 2021-06-30
COSTAR GROUP, INC.
filed 2021-07-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 23, 2021, there were 394,955,148 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$480,333	$397,159	$938,030	$789,006
Cost of revenues	89,566	74,040	178,314	152,949
Gross profit	390,767	323,119	759,716	636,057

Operating expenses:
Selling and marketing (excluding customer base amortization)	164,612	130,461	303,299	255,568
Software development	48,573	39,001	95,357	80,611
General and administrative	58,226	57,403	122,076	116,276
Customer base amortization	18,345	14,935	36,764	26,419
	289,756	241,800	557,496	478,874
Income from operations	101,011	81,319	202,220	157,183
Interest expense	(7,877)	(3,596)	(15,755)	(1,945)
Other income (expense)	847	(474)	797	367
Income before income taxes	93,981	77,249	187,262	155,605
Income tax expense	32,833	16,889	51,902	22,452
Net income	$61,148	$60,360	$135,360	$133,153

Net income per share - basic(1)	$0.16	$0.16	$0.35	$0.36
Net income per share - diluted(1)	$0.16	$0.16	$0.34	$0.36

Weighted-average outstanding shares - basic(1)	392,306	375,239	391,942	369,972
Weighted-average outstanding shares - diluted(1)	394,098	377,336	393,906	372,548
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$61,148	$60,360	$135,360	$133,153
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,526	863	1,849	(12,086)
Unrealized gain on investments	—	—	—	189
Reclassification adjustment for realized loss on investments included in net income	—	—	—	541
Total other comprehensive income (loss)	1,526	863	1,849	(11,356)
Total comprehensive income	$62,674	$61,223	$137,209	$121,797

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,674,909	$3,755,912
Accounts receivable	122,702	119,059
Less: Allowance for credit losses	(14,433)	(15,110)
Accounts receivable, net	108,269	103,949
Prepaid expenses and other current assets	34,753	28,651
Total current assets	3,817,931	3,888,512

Deferred income taxes, net	3,034	4,983
Property and equipment, net	239,125	126,325
Lease right-of-use assets	119,290	108,740
Goodwill	2,294,452	2,235,999
Intangible assets, net	476,179	426,745
Deferred commission costs, net	94,387	93,274
Deposits and other assets	16,230	15,856
Income tax receivable	14,986	14,986
Total assets	$7,075,614	$6,915,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,376	$15,732
Accrued wages and commissions	76,014	80,998
Accrued expenses	89,284	110,305
Income taxes payable	25,527	16,316
Lease liabilities	28,779	32,648
Deferred revenue	92,698	74,851
Total current liabilities	328,678	330,850

Long-term debt, net	987,325	986,715
Deferred income taxes, net	76,979	72,991
Income taxes payable	25,480	25,282
Lease and other long-term liabilities	129,925	124,223
Total liabilities	1,548,387	1,540,061

Total stockholders' equity	5,527,227	5,375,359
Total liabilities and stockholders’ equity	$7,075,614	$6,915,420
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at December 31, 2020	394,285	$3,943	$4,204,703	$(889)	$1,167,602	$5,375,359
Net income	—	—	—	—	74,212	74,212
Other comprehensive income	—	—	—	323	—	323
Exercise of stock options	206	2	6,339	—	—	6,341
Restricted stock grants	766	8	(7)	—	—	1
Restricted stock grants surrendered	(358)	(4)	(27,663)	—	—	(27,667)
Stock-based compensation expense	—	—	15,264	—	—	15,264
Employee stock purchase plan	36	—	3,092	—	—	3,092
Balance at March 31, 2021	394,935	$3,949	$4,201,728	$(566)	$1,241,814	$5,446,925
Net income	—	—	—	—	61,148	61,148
Other comprehensive income	—	—	—	1,526	—	1,526
Restricted stock grants	50	—	—	—	—	—
Restricted stock grants surrendered	(75)	(1)	(737)	—	—	(738)
Stock-based compensation expense	—	—	14,811	—	—	14,811
Employee stock purchase plan	41	—	3,555	—	—	3,555
Balance at June 30, 2021	394,951	$3,948	$4,219,357	$960	$1,302,962	$5,527,227
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at December 31, 2019	366,807	$3,668	$2,470,036	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	72,793	72,793
Other comprehensive loss	—	—	—	(12,219)	—	(12,219)
Exercise of stock options	406	4	9,229	—	—	9,233
Restricted stock grants	830	8	(8)	—	—	—
Restricted stock grants surrendered	(559)	(6)	(30,139)	—	—	(30,145)
Stock-based compensation expense	—	—	15,006	—	—	15,006
Employee stock purchase plan	40	1	2,549	—	—	2,550
Balance at March 31, 2020	367,524	$3,675	$2,466,673	$(20,804)	$1,013,267	$3,462,811
Net income	—	—	$—	$—	$60,360	$60,360
Other comprehensive income	—	—	—	863	—	863
Exercise of stock options	109	1	2,923	—	—	2,924
Restricted stock grants	107	1	(1)	—	—	—
Restricted stock grants surrendered	(172)	(2)	(3,507)	—	—	(3,509)
Stock-based compensation expense	—	—	8,609	—	—	8,609
Employee stock purchase plan	35	—	2,292	—	—	2,292
Stock issued for equity offerings, net of transaction costs	26,336	263	1,689,708	—	—	1,689,971
Balance at June 30, 2020	393,939	$3,938	$4,166,697	$(19,941)	$1,073,627	$5,224,321
__________________________
(1) Prior period amounts have been adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$135,360	$133,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,516	52,235
Amortization of deferred commissions costs	30,847	29,662
Amortization of Senior Notes discount and issuance costs	1,159	508
Realized loss on investments	—	541
Non-cash lease expense	13,136	12,400
Stock-based compensation expense	30,689	24,053
Deferred income taxes, net	9,929	3,569
Credit loss expense	6,086	15,688
Other operating activities, net	(24)	(789)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,526)	(37,364)
Prepaid expenses and other current assets	(14,567)	4,371
Deferred commissions	(31,922)	(32,122)
Accounts payable and other liabilities	(32,474)	37,793
Lease liabilities	(15,674)	(14,126)
Income taxes payable	9,415	12,328
Deferred revenue	16,148	13,503
Other assets	2,191	(6,757)
Net cash provided by operating activities	220,289	248,646

Investing activities:
Proceeds from sale and settlement of investments	—	10,259
Proceeds from sale of property and equipment and other assets	201	—
Purchase of Richmond assets and other intangibles	(123,623)	—
Purchases of property and equipment and other assets	(13,093)	(12,782)
Cash paid for acquisitions, net of cash acquired	(148,275)	(184,502)
Net cash used in investing activities	(284,790)	(187,025)

Financing activities:
Proceeds from long-term debt	—	745,000
Repurchase of restricted stock to satisfy tax withholding obligations	(28,405)	(33,653)
Proceeds from equity offering, net of transaction costs	—	1,690,148
Proceeds from exercise of stock options and employee stock purchase plan	12,324	16,513
Other financing activities	(57)	(1,650)
Net cash (used in) provided by financing activities	(16,138)	2,416,358

Effect of foreign currency exchange rates on cash and cash equivalents	(364)	(305)
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,003)	2,477,674
Cash, cash equivalents and restricted cash at the beginning of period	3,755,912	1,070,731
Cash, cash equivalents and restricted cash at the end of period	$3,674,909	$3,548,405

Supplemental cash flow disclosures:
Interest paid	$16,510	$5,194
Income taxes paid	$32,545	$6,558

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$2,887	$—
Accrued capital expenditures	$3,184	$216
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar Group”) provides information, analytics, online marketplace and auction services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information and related tools. The Company provides online marketplaces for commercial real estate, apartment rentals, lands for sale and businesses for sale, and its services are typically distributed to its clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the United States ("U.S.") and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.

On June 24, 2020, the Company acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. On October 26, 2020, the Company acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images. On December 22, 2020, the Company acquired Homesnap, Inc. (“Homesnap”), which operates an online mobile software platform for residential real estate agents and brokers. On May 24, 2021, the Company acquired Homes.com ("Homes.com"), a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com. See Notes 5 and 8 to the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion of these acquisitions.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2021 and December 31, 2020, the results of its operations for the three and six months ended June 30, 2021 and 2020, its comprehensive income for the three and six months ended June 30, 2021 and 2020, its changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Common Stock Split

At the Company's 2021 Annual Meeting of Stockholders in June 2021, upon the recommendation of the Company's Board of Directors, the Company's stockholders approved the adoption of the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the total number of shares of common stock that the Company is authorized to issue from 60 million to 1.2 billion. The Fourth Amended and Restated Certificate of Incorporation became effective on June 7, 2021. On June 7, 2021, the Board of Directors approved a ten-for-one stock split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. Each stockholder of record on June 17, 2021 received a dividend of nine additional shares of common stock for each then-held share, distributed after close of trading on June 25, 2021. The par value of the Company's common stock remained $0.01 per share. All applicable share and per-share amounts in the unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the impact of the stock split.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, goodwill, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

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

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, (iii) benchmarking and analytics for the hospitality industry through STR, LLC and STR Global, Ltd. (together with STR, LLC, referred to as “STR”), (iv) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries, which were acquired in June 2020, (v) an online and mobile software platform that provides applications to optimize residential real estate agent workflow through Homesnap, which was acquired in December 2020, and (vi) advertising and marketing services for residential properties through Homes.com which was acquired in May 2021. See Note 5 for details of the Homes.com, Homesnap and Ten-X acquisitions.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $90 million and $70 million for the three months ended June 30, 2021 and 2020, respectively, and $155 million and $123 million for the six months ended June 30, 2021 and 2020, respectively.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense) in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency losses of $0.2 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and net foreign currency losses of $0.4 million and gains of $0.9 million for the six months ended June 30, 2021 and 2020, respectively, which are included in other income (expense) on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation adjustment	$960	$(889)
Total accumulated other comprehensive income (loss)	$960	$(889)
There were no amounts reclassified out of accumulated other comprehensive income (loss) to the condensed consolidated statements of operations for the three and six months ended June 30, 2021. During the six months ended June 30, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other income (expense) in the condensed consolidated statements of operations.

Income Taxes

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2021	2020	2021	2020

Net income	$61,148	$60,360	$135,360	$133,153
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares(1)	392,306	375,239	391,942	369,972
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units(1)	1,792	2,097	1,964	2,576
Denominator for diluted net income per share — weighted-average outstanding shares(1)	394,098	377,336	393,906	372,548

Net income per share — basic(1)	$0.16	$0.16	$0.35	$0.36
Net income per share — diluted(1)	$0.16	$0.16	$0.34	$0.36
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and a market condition, restricted stock units and awards of matching restricted stock units ("Matching RSUs") awarded under the Company's Management Stock Purchase Plan. Shares underlying unvested restricted stock awards that vest based on a performance and a market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted net income per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Performance-based restricted stock awards(1)	718	794	718	794
Anti-dilutive securities(1)	206	703	553	832
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the vesting period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the vesting period of the awards based on the expected achievement of the related performance condition at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards.

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's Management Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2,479	$2,530	$5,448	$5,002
Selling and marketing (excluding customer base amortization)	1,561	1,770	3,023	3,794
Software development	3,059	2,287	5,973	4,815
General and administrative	8,045	2,940	16,245	11,096
Total stock-based compensation expense(1)	$15,144	$9,527	$30,689	$24,707
__________________________
(1) Stock-based compensation expense for the three and six months ended June 30, 2020 includes $0.7 million of expense related to the cash settlement of stock options in connection with the acquisition of Ten-X Holding Company, Inc. See Note 5 for details of the acquisition.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,674,909	$3,693,813
Restricted cash:
RentPath termination fee held in escrow under the terms of the Asset Purchase Agreement	—	58,750
Other restricted cash related to acquisitions	—	3,349
Total restricted cash	—	62,099
Cash, cash equivalents and restricted cash	$3,674,909	$3,755,912
Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on four portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

•CoStar Portfolio Segment - The CoStar portfolio segment consists of two classes of trade receivables based on geographical location: North America and International.

•Information Services Portfolio Segment - The information services portfolio segment consists of four classes of trade receivables: Real Estate Manager; Information Services, North America; STR, US; and STR, International.

•Multifamily Portfolio Segment - The multifamily portfolio segment consists of one class of trade receivables.

•Commercial Property and Land Portfolio Segment - The commercial property and land portfolio segment consists of five classes of trade receivables: LoopNet; Ten-X; Homesnap; Homes.com; and other commercial property and land online marketplaces.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended June 30,
	2021			2020
	North America	International	Total	North America	International	Total
Information and analytics
CoStar	$167,845	$9,134	$176,979	$157,793	$7,260	$165,053
Information services	28,096	7,061	35,157	25,022	5,514	30,536
Online marketplaces
Multifamily	171,357	—	171,357	145,541	—	145,541
Commercial property and land	96,476	364	96,840	56,006	23	56,029
Total revenues	$463,774	$16,559	$480,333	$384,362	$12,797	$397,159

	Six Months Ended June 30,
	2021			2020
	North America	International	Total	North America	International	Total
Information and analytics
CoStar	$331,399	$17,764	$349,163	$315,128	$14,881	$330,009
Information services	55,782	14,071	69,853	50,712	12,206	62,918
Online marketplaces
Multifamily	337,504	—	337,504	283,001	—	283,001
Commercial property and land	180,852	658	181,510	112,968	110	113,078
Total revenues	$905,537	$32,493	$938,030	$761,809	$27,197	$789,006
Deferred Revenue

Changes in revenue for the period were as follows (in thousands):

Balance at December 31, 2020	$77,363
Revenue recognized in the current period from the amounts in the beginning balance	(61,486)
New deferrals, net of amounts recognized in the current period	78,720
Effects of foreign currency	144
Balance at June 30, 2021(1)	$94,741
__________________________
(1) Deferred revenue is comprised of $93 million of current liabilities and $2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2021. This balance includes $1 million of net new deferrals recognized in connection with business acquisitions made in 2021. See Note 5 for details.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

The Company had contract assets of $9 million as of June 30, 2021 and December 31, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The revenue recognized from contract assets for the three and six months ended June 30, 2021 was not material.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commissions incurred	$27,299	$21,174	$53,646	$43,611
Commissions capitalized in the current period	(16,844)	(15,599)	(31,922)	(32,122)
Amortization of deferred commissions costs	15,530	14,915	30,847	29,662
Total commissions expense	$25,985	$20,490	$52,571	$41,151
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $277 million at June 30, 2021, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Six Months Ended June 30, 2021
	CoStar	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$2,453	$15,110
Current-period provision for expected credit losses(1), (2)	2,890	16	1,698	1,482	6,086
Write-offs charged against the allowance, net of recoveries and other	(2,857)	(304)	(2,852)	(750)	(6,763)
Ending balance at June 30, 2021	$5,564	$2,451	$3,233	$3,185	$14,433
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the six months ended June 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30, 2020
	CoStar	Information services	Multifamily	Commercial property and land	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$1,465	$4,548
Current-period provision for expected credit losses(1), (2)	7,046	2,975	3,677	1,990	15,688
Write-offs charged against the allowance, net of recoveries and other	(3,450)	(76)	(2,152)	(1,195)	(6,873)
Ending balance at June 30, 2020	$4,860	$3,523	$2,720	$2,260	$13,363
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the six months ended June 30, 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS

Homes.com

On April 14, 2021, Landmark Media Enterprises, LLC (“Landmark”), Home Group, LLC ("Homes.com") and CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company entered into a securities purchase agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Homes.com from Landmark for a purchase price of $150 million in cash, subject to a customary working capital and other post-closing adjustments. The Company's acquisition of Homes.com closed on May 24, 2021. The securities purchase agreement required an initial payment of $148 million, net of working capital adjustments, at the time of closing, with the remainder of the purchase price payable four months following the acquisition date, subject to offset for adjustments to the purchase price after final determination of closing net working capital. Homes.com is a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Preliminary: May 24, 2021
Cash, cash equivalents and restricted cash	$—
Accounts receivable	1,798
Lease right-of-use assets	371
Goodwill	86,314
Intangible assets	53,400
Deferred tax assets	11,171
Lease liabilities	(371)
Deferred revenue	(1,086)
Other assets and liabilities	(1,240)
Fair value of identifiable net assets acquired	$150,357

The net assets of Homes.com were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets acquired in the Homes.com acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$32,000	8	Accelerated
Trade name	21,000	15	Straight-line
Technology	400	2	Straight-line
Total intangible assets	$53,400

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homes.com acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homes.com operations;

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $86 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $17 million is expected to be deductible for income tax purposes.

As of June 30, 2021, transaction costs associated with the Homes.com acquisition were not material. In addition, the Company paid $5 million into a cash escrow account for stay bonuses for certain Homes.com employees, to be paid to active employees after the six month period following the acquisition or, if earlier, after the termination of a Homes.com employee's employment without cause or a Homes.com employee's resignation with good reason during the six month period following the acquisition. In the event some or all of those employees are not entitled to their stay bonus, the funds will be remitted to the seller. The Company is recognizing compensation expense for the stay bonus over the six month post-combination period. Upon acquisition, the Company assessed the probability Homes.com would be required to pay certain state tax liabilities and recorded an accrual of $7 million determined in accordance with the provisions of ASC 450, “Contingencies,” as the fair value was not determinable. Landmark has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7 million in the purchase price allocation.

Homesnap

On December 22, 2020, pursuant to the Agreement and Plan of Merger, dated November 20, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Snapped Halo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), and Homesnap, Inc., a Delaware corporation ("Homesnap"), Merger Sub was merged with and into Homesnap (the “Homesnap Merger”), with Homesnap surviving the merger as a wholly-owned subsidiary of CRI. In connection with the Homesnap Merger, the Company acquired all of the issued and outstanding equity interests in Homesnap for a purchase price of $250 million in cash. Homesnap is an industry-leading online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. Homesnap has relationships, data, software, and tools for residential real estate professionals that are complementary to CoStar Group’s existing offerings.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: December 22, 2020	Measurement Period Adjustments	Updated Preliminary: December 22, 2020
Cash, cash equivalents and restricted cash	$10,225	$—	$10,225
Accounts receivable	662	—	662
Lease right-of-use assets	3,437	—	3,437
Goodwill	185,309	(2,293)	183,016
Intangible assets	67,000	—	67,000
Deferred tax assets (liabilities)	(1,423)	—	(1,423)
Lease liabilities	(3,375)	—	(3,375)
Deferred revenue	(4,000)	—	(4,000)
Other assets and liabilities	(7,481)	2,293	(5,188)
Fair value of identifiable net assets acquired	$250,354	$—	$250,354

The net assets of Homesnap were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins. See Note 8 for measurement period impact on goodwill.
The following table summarizes the fair values (in thousands) of the identifiable intangible assets acquired in the Homesnap acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$45,000	10	Accelerated
Trade name	7,000	10	Straight-line
Technology	15,000	6	Straight-line
Total intangible assets	$67,000
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homesnap acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homesnap's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $183 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.
As of June 30, 2021, transaction costs associated with the Homesnap acquisition were not material.

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation ("Ten-X Holding"), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X Holding (the “Merger”), with Ten-X Holding surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X Holding and Ten-X Holding's subsidiaries (collectively, "Ten-X") for a purchase price of $188 million in cash. Ten-X operates an online auction platform for commercial real estate. The Ten-X acquisition is expected to enable the Company to create a new end-to-end commercial real estate platform, combining LoopNet and CoStar Group's online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: June 24, 2020	Measurement Period Adjustments	Final: June 24, 2020
Cash and cash equivalents	$3,290	$—	$3,290
Accounts receivable	131	—	131
Lease right-of-use assets	4,945	—	4,945
Goodwill	135,700	(1,378)	134,322
Intangible assets	58,000	—	58,000
Lease liabilities	(4,945)	—	(4,945)
Deferred tax liabilities	(4,816)	1,835	(2,981)
Other assets and liabilities	(4,590)	(457)	(5,047)
Fair value of identifiable net assets acquired	$187,715	$—	$187,715
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Ten-X acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Ten-X's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $134 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.

As of June 30, 2021, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, and this expense was recognized in the post-combination period during the three months ended September 30, 2020.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company, Ten-X and Homesnap as though the companies were combined as of January 1, 2019, and the Company and Homes.com as though the companies were combined as of January 1, 2020. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2019 for Ten-X and Homesnap and January 1, 2020 for Homes.com.

The unaudited pro forma financial information for the three and six months ended June 30, 2021 and 2020 combine the historical results of the Company, Ten-X, Homesnap and Homes.com for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$487,204	$423,608	$955,997	$845,727
Net income	$59,229	$50,428	$129,526	$107,162
Net income per share - basic(1)	$0.16	$0.13	$0.34	$0.29
Net income per share - diluted(1)	$0.16	$0.13	$0.33	$0.29
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The impact of the Ten-X, Homesnap and Homes.com acquisitions on CoStar Group’s revenues in the condensed consolidated statements of operations was an increase of $31 million and $52 million for the three and six months ended June 30, 2021, respectively. The impact of the Ten-X, Homesnap and Homes.com acquisitions on CoStar Group’s net income in the condensed consolidated statements of operations was a decrease of $13 million and $29 million for the three and six months ended June 30, 2021. The impact of the Ten-X acquisition on CoStar Group’s revenues and net income for the three and six months ended June 30, 2020 was not material.

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

As of June 30, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.4 billion. As of June 30, 2021, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the six months ended June 30, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the six months ended June 30, 2020 included in other (expense) income on the Company's condensed consolidated statements of operations.

In addition to the financial instruments listed above, the Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of June 30, 2021 and December 31, 2020. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $1.02 billion as of June 30, 2021.

7.LEASES

The Company has operating leases for its office facilities, data centers and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to seven years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2021	2020	2021	2020

Cost of revenues	$2,405	$2,846	$4,729	$5,740
Software development	1,610	1,388	3,003	2,784
Selling and marketing (excluding customer base amortization)	2,774	2,550	5,424	5,089
General and administrative	1,467	1,176	2,775	2,350
Total operating lease costs	$8,256	$7,960	$15,931	$15,963
The impact of lease costs related to finance leases and short-term leases was not material for the three and six months ended June 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating lease liabilities		$153,244	$148,975
Less: imputed interest		(10,019)	(10,998)
Present value of lease liabilities		143,225	137,977
Less: current portion of lease liabilities	Lease liabilities	28,779	32,648
Long-term lease liabilities	Lease and other long-term liabilities	$114,446	$105,329

Weighted-average remaining lease term in years		4.5	4.0
Weighted-average discount rate		3.1%	3.6%
Balance sheet information related to finance leases was not material as of June 30, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$18,469	$17,689
ROU assets obtained in exchange for lease obligations:
Operating leases	$37,079	$11,124

8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2019	$1,738,360	$143,660	$1,882,020
Acquisitions, including measurement period adjustments(1)	347,134	1,273	348,407
Effect of foreign currency translation	—	5,572	5,572
Goodwill, December 31, 2020	2,085,494	150,505	2,235,999
Acquisitions, including measurement period adjustments(2)	56,837	—	56,837
Effect of foreign currency translation	—	1,616	1,616
Goodwill, June 30, 2021	$2,142,331	$152,121	$2,294,452
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

(2) North America goodwill during the six months ended June 30, 2021 includes goodwill recorded in connection with the acquisition of Homes.com, offset by measurement period adjustments of $29 million recorded during the six months ended June 30, 2021 primarily related to the measurement of Homesnap customer relationships in the first quarter of 2021. See Note 5 for acquisition details.
The Company recorded goodwill of approximately $86 million, $183 million and $134 million in connection with the May 2021 Homes.com, December 2020 Homesnap and June 2020 Ten-X acquisitions, respectively.
No impairments of the Company's goodwill were recognized during the three and six months ended June 30, 2021 and 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2021	December 31, 2020	Weighted- Average Amortization Period (in years)
Acquired technology and data	$131,888	$131,551	5
Accumulated amortization	(101,859)	(97,791)
Acquired technology and data, net	30,029	33,760
Acquired customer base	613,716	545,643	10
Accumulated amortization	(333,129)	(296,758)
Acquired customer base, net	280,587	248,885
Acquired trade names and other intangible assets	283,676	249,465	12
Accumulated amortization	(118,113)	(105,365)
Acquired trade names and other intangible assets, net	165,563	144,100
Intangible assets, net	$476,179	$426,745
No impairments of the Company's intangible assets were recognized during the three and six months ended June 30, 2021 and 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(12,675)	(13,285)
Long-term debt, net	$987,325	$986,715
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants and other customary provisions with which the Company was in compliance with as of June 30, 2021.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of June 30, 2021, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of June 30, 2021.

As of June 30, 2021, the Company had not drawn any amounts under this facility.

For the three and six months ended June 30, 2021 and 2020, the Company recognized interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on outstanding borrowings	$7,000	$4,233	$14,000	$4,509
Amortization of Senior Notes discount and issuance costs	581	216	1,159	508
Commitment fees and other	466	37	977	641
Total interest expense	$8,047	$4,486	$16,136	$5,658
The Company had $4.4 million and $4.9 million of deferred debt issuance costs as of June 30, 2021 and December 31, 2020 in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 35% and 22% for the three months ended June 30, 2021 and 2020, respectively and 28% and 14% for the six months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate for the six months ended June 30, 2021 was due to a decrease in excess tax benefits for the six months ended June 30, 2021, as well as a discrete restructuring gain. The increase in the effective tax rate for the three months ended June 30, 2021 was primarily due to a discrete restructuring gain for the three months ended June 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2021 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2021	$16,051	$—	$14,000
2022	34,562	—	28,000
2023	35,830	—	28,000
2024	32,554	—	28,000
2025	15,791	—	28,000
Thereafter	18,456	1,000,000	140,000
Total	$153,244	$1,000,000	$266,000

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

13.SEGMENT REPORTING

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest expense (income) and other expense (income), loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance, and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$130,176	$112,292	$266,034	$214,705
International	3,156	(2,994)	2,834	(5,287)
Total EBITDA	$133,332	$109,298	$268,868	$209,418
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$61,148	$60,360	$135,360	$133,153
Amortization of acquired intangible assets in cost of revenues	6,948	6,054	14,356	12,059
Amortization of acquired intangible assets in operating expenses	18,345	14,935	36,764	26,419
Depreciation and other amortization	7,028	6,990	15,528	13,757
Interest expense	7,877	3,596	15,755	1,945
Other (income) expense	(847)	474	(797)	(367)
Income tax expense	32,833	16,889	51,902	22,452
EBITDA	$133,332	$109,298	$268,868	$209,418
Summarized information by operating segment consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment, net:
North America	$236,974	$123,634
International	2,151	2,691
Total property and equipment, net	$239,125	$126,325

Goodwill:
North America	$2,142,331	$2,085,494
International	152,121	150,505
Total goodwill	$2,294,452	$2,235,999

Assets:
North America	$6,831,546	$6,674,974
International	244,068	240,446
Total assets	$7,075,614	$6,915,420

Liabilities:
North America	$1,500,841	$1,496,894
International	47,546	43,167
Total liabilities	$1,548,387	$1,540,061

14.    PURCHASE OF BUILDING

On January 22, 2021, the Company purchased an office building located in Richmond, Virginia (the "Richmond building"), together with the land and assumed an existing lease for a purchase price of $131 million, inclusive of property taxes, title insurance and other transaction costs. The purchase of the Richmond building was accounted for as an asset acquisition, including an intangible asset for the assumed lease. For the three and six months ended June 30, 2021, the net impact from the lease arrangement is recorded in other (expense) income on the condensed consolidated statements of operations and was not material to the Company.

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

All forward-looking statements in this filing are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar Group, Inc. (the “Company” or “CoStar Group”) is the number one provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisitions of Homesnap, Inc. (“Homesnap”) and Homes Group, LLC ("Homes.com") we also offer online platforms for marketing and workflow management for residential real estate agents and brokers and residential property listings for homebuyers.

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Our most recent strategic acquisitions include Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate; Emporis GmbH, a Germany-based provider of international commercial real estate data and images, Homesnap and Homes.com. See Notes 5 and 8 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of the Ten-X, Homesnap and Homes.com acquisitions.

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on one or more of the following factors: the number of sites, number of users, organization size, the client's business focus, the client's geographic location, the number and types of services to which a client subscribes, the number of properties a client advertises, and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Auction transaction fees from our Ten-X online auction platform are generally charged upon the successful closure of an auction as a percentage of the winning buyer's offer price for the commercial real estate property sold.

Our primary brands include CoStar®, LoopNet®, Apartments.comTM, STR®, Ten-X®, BizBuySell®, LandsofAmericaTM, HomeSnap®, and Homes.com®, which are accessible via the Internet and through our mobile applications. Our principal service offerings are discussed in more detail below.

Impact of the COVID-19 Pandemic

While the impact of the COVID-19 pandemic continues to evolve, it did not materially affect our consolidated financial statements during 2020 or our condensed consolidated financial statements for March 31, 2021 and June 30, 2021. We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. We continue to monitor the guidelines and mandates provided by governmental and health authorities and plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances. We are returning to the office for those job activities that may be done safely and in compliance with social distancing guidelines to protect our employees, our customers and our communities. The majority of our workforce has been fully vaccinated against COVID-19 and returned to the office and we have resumed in-person marketing events and some business travel. The global workforce has been operating in an extraordinary and mostly digital and remote manner as the world adapted during the COVID-19 pandemic. During this time, many working adults have moved to different locations and adjusted to a different way of living. As we transition our employees back to the office, we have experienced and expect to continue to experience attrition among our workforce resulting in increased costs. Continued attrition in the future may also result in work disruptions. Overall, the increased direct spend related to the COVID-19 pandemic, including office reconfiguration and employee hiring and retention programs, has not been material to date and has had minimal impact on our financial position and operating results.

It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. If the demand for office space decreases significantly, there could be a downturn in the commercial real estate market which may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rate to decline and reduce our profitability.

During 2021, excluding our multifamily service offering, our company-wide net new bookings and renewal rates for subscription-based services have returned to pre-pandemic levels. Our multifamily service offering renewal rates exceed pre-pandemic levels; however, net new bookings declined in the second quarter of 2021 as a result of customers selecting lower cost ad packages. In addition, we saw improvements in collection trends along with improvements in the economy which led us to reduce our allowance for credit losses previously taken. Due to the uncertainty associated with the COVID-19 pandemic, we will continue to monitor these trends and the impact on our results of operations. Any future financial results or expected changes in financial performance discussed in this report are based on our current observations and experience and involve estimates and assumptions. As the future extent and duration of the effects of the COVID-19 pandemic remain unclear, the Company’s estimates and assumptions may evolve as conditions change. See Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the "Comparison of Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020" below for further discussion.

We strengthened our liquidity position through an equity offering of common stock in May 2020 and an offering of Senior Notes and amendment and restatement of our credit facility in early July 2020. See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and the “Development, Investments and Expansion” below for further discussion of our recent equity and Senior Notes offerings and the 2020 Credit Agreement. The effects of the pandemic have not affected our ability to date to access funding on reasonably similar terms as were available to us prior to March 2020. We discuss the current and potential impact of select provisions of the CARES Act (defined below) on our company in our liquidity discussion.

Service Offerings

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

Information and Analytics

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market and lease analytical capabilities. CoStar's second quarter 2021 revenue growth rates increased when compared to the first quarter of 2021 and were consistent with the second quarter of 2020. We expect revenue growth rates to increase throughout the second half of 2021.

Information services. We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. STR, Inc. and STR Global, Ltd. (together with STR, Inc., "STR") provides benchmarking and analytics for the hospitality industry. STR sells the majority of its services on a subscription basis, but also receives one-time or ad hoc transaction fee revenues. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. The hospitality industry continues to recover from the impacts of COVID-19. During the second quarter of 2021, STR revenue was consistent with the first quarter of 2021 and increased compared to the second quarter of 2020. Overall, we expect the information services revenue growth rate for the second half of 2021 to be consistent with that of the first half of 2021.

Online Marketplaces

Multifamily. Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM, Westside Rentals, and Off Campus Partners, LLC. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. During the second quarter of 2021, multifamily revenue increased when compared to the first quarter of 2021 and second quarter of 2020 as tenants, property owners and landlords continued to transact in our digital environment. Apartments.com has continued to successfully increase traffic to the network resulting in increased leads to customers. As leads per ad have increased, Apartments.com’s lower priced ad packages are generating more leads than top-level packages were generating approximately one year ago. This has resulted in customers selecting lower priced ads and a decline in the revenue growth rate in the second quarter of 2021 compared to the first quarter of 2021. We expect revenue growth rates to decline in the second half of 2021 due to Apartments.com customers selecting lower priced ad packages.

Commercial property and land. Our LoopNet.com network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. On May 24, 2021, we acquired Homes.com, a residential advertising and marketing services company primarily operating through its portal, Homes.com. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in our commercial property and land service revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. Revenues in commercial property and land increased during the second quarter of 2021 when compared to the first quarter of 2021 and second quarter of 2020 primarily due to revenue from our recent Ten-X, Homesnap and Homes.com acquisitions and, to a lesser extent, revenue growth from LoopNet.com. Overall, we expect commercial property and land revenue to increase in 2021 primarily due to the continued impact of the Ten-X and Homesnap acquisitions and the Homes.com acquisition completed in May 2021 and organic growth in LoopNet revenue.

For the three months ended June 30, 2021 and 2020, our annualized net new bookings of subscription-based services on all contracts were approximately $51 million and $35 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upsales on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. We recognize subscription revenues on a straight-line basis over the life of the contract. Net new bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the trailing twelve months ended June 30, 2021 and 2020, our contract renewal rates for existing CoStar subscription-based services on annual contracts were approximately 92% and 89%, respectively, and therefore our cancellation rates for those services for the same periods were approximately 8% and 11% respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base.

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

Our key priorities for the remainder of 2021 currently include:

•Integrating and developing service offerings of recently completed acquisitions, including STR, Ten-X, Homesnap and Homes.com, with our business operations. We are in the process consolidating STR data and services with CoStar and creating an integrated platform. We expect that the combination of STR's and CoStar's offerings will allow us to create valuable new and improved tools for industry participants. We plan to drive international expansion, in part, through STR's global operations and to apply STR's benchmarking expertise to other commercial real estate segments we serve. We are working on integrating the Ten-X platform with both LoopNet and CoStar, to expand the audience for Ten-X auctions to include our online commercial real estate users. To increase exposure, we have upgraded LoopNet listings for properties to be auctioned on Ten-X and are allocating banner space on both our CoStar and LoopNet sites to Ten-X to cross-market our services. The acquisitions of Homes.com and Homesnap enable us to enter the residential real estate market and expand the markets in which we compete. Our Homes.com and Homesnap teams are creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. We expect to make investments in the second half of 2021 in residential technology and content generation resources, as well as marketing. We are also evaluating additional investments in residential marketplace services and assessing and formulating our residential business plan and go-forward strategies.

•Continuing to invest in the LoopNet marketplace and the Ten-X auction platform. We are enhancing the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements, providing premium listing services (such as LoopNet Diamond, Platinum, and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. As our workforce continues to return to the office, we are resuming our plans to recruit and develop a dedicated LoopNet sales team to help support and grow the business. To support the LoopNet marketplace, we implemented training and incentive programs for our existing sales team to increase sales of LoopNet Ads, with a focus on brokers and property owners. We continue to execute on our plan to expand the Ten-X sales force during 2021 and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the LoopNet.com network and Ten-X, we have increased our investment in marketing in 2021, as compared to 2020, and are utilizing a multi-media marketing campaign, reinforced with search engine optimization efforts. We expect to continue to work to determine the optimal level of marketing investment for each of these services for future periods.

•Continuing to invest in CoStar. Current investments include capabilities that allow us to broaden the reach of CoStar internationally by offering a global CoStar platform for all CoStar users. As we begin to offer a global platform, we plan to expand our international presence. We are also continuing to integrate commercial mortgage-backed securities data and STR hospitality information and expect to further enhance these capabilities during the year by including global coverage of hospitality information, and we are developing a solution to support lenders with their risk management, underwriting, surveillance and compliance efforts.

•Continuing to develop, improve and market our Apartments.com service offerings to create the best and most comprehensive consumer rental search experience as well as continuing to advance the digital rental experience that allows renters to apply for leases and make rent payments, and for landlords to run tenant credit and background checks, all online through a single platform. We seek user feedback as we work to improve our services and continue to aggressively market our multifamily listing services in an effort to provide more value to consumers and, in turn, to attract advertisers. Our Apartments.com marketing investment is focused on enhanced brand awareness and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our services for future periods and may adjust our marketing spend and focus as we deem appropriate. Apartments.com has been successful in generating increased traffic to the network and as a result is delivering increased leads per ad to customers. We plan to assess and adjust pricing to reflect the increased lead generation we are delivering.

To support our continued expansion and development, in 2020 we completed a public equity offering, a senior notes offering and the refinancing of our revolving credit facility. In May 2020, we completed a public equity offering of 26,335,870 shares of common stock for $65.50 per share (as adjusted to reflect the ten-for-one stock split, as described in Note 2 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form

10-Q). Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. We continue to expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we pursue in the future, to finance the growth of our business and/or for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in our subsidiaries, and the repurchase, redemption or retirement of securities, including our common stock.

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

At our 2021 Annual Meeting of Stockholders on June 2, 2021, upon the recommendation of our Board of Directors, our stockholders approved the adoption of our Fourth Amended and Restated Certificate of Incorporation, which provided for an increase in the total number of shares of common stock that the Company is authorized to issue from 60 million to 1.2 billion. The Fourth Amended and Restated Certificate of Incorporation became effective on June 7, 2021. On June 7, 2021, the Board of Directors approved a ten-for-one stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. Each stockholder of record on June 17, 2021 received a dividend of nine additional shares of common stock for each then-held share, distributed after close of trading on June 25, 2021. Our Board of Directors approved the split of the common stock primarily in an effort to make stock ownership more accessible to employees and investors. The par value of our common stock remained $0.01 per share.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$61,148	$60,360	$135,360	$133,153
Amortization of acquired intangible assets in cost of revenues	6,948	6,054	14,356	12,059
Amortization of acquired intangible assets in operating expenses	18,345	14,935	36,764	26,419
Depreciation and other amortization	7,028	6,990	15,528	13,757
Interest expense	7,877	3,596	15,755	1,945
Other expense (income)	(847)	474	(797)	(367)
Income tax expense	32,833	16,889	51,902	22,452
EBITDA	$133,332	$109,298	$268,868	$209,418

Net cash flows provided by (used in)
Operating activities	$132,436	$117,182	$220,289	$248,646
Investing activities	$(150,470)	$(189,719)	$(284,790)	$(187,025)
Financing activities	$2,405	$1,691,207	$(16,138)	$2,416,358

Comparison of Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020

The following table provides a comparison of our selected consolidated results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$176,979	$165,053	$11,926	7%
Information services	35,157	30,536	4,621	15
Multifamily	171,357	145,541	25,816	18
Commercial property and land	96,840	56,029	40,811	73
Total revenues	480,333	397,159	83,174	21
Cost of revenues	89,566	74,040	15,526	21
Gross profit	390,767	323,119	67,648	21
Operating expenses:
Selling and marketing (excluding customer base amortization)	164,612	130,461	34,151	26
Software development	48,573	39,001	9,572	25
General and administrative	58,226	57,403	823	1
Customer base amortization	18,345	14,935	3,410	23
Total operating expenses	289,756	241,800	47,956	20
Income from operations	101,011	81,319	19,692	24
Interest expense	(7,877)	(3,596)	4,281	119
Other income (expense)	847	(474)	1,321	NM
Income before income taxes	93,981	77,249	16,732	22
Income tax expense	32,833	16,889	15,944	94
Net income	$61,148	$60,360	$788	1
__________________________
NM - Not meaningful

Revenues. Revenues increased to $480 million for the three months ended June 30, 2021, from $397 million for the three months ended June 30, 2020. The $83 million increase was attributable to increases in revenues for several of our services. Commercial property and land revenue increased $41 million, or 73%, driven primarily by the Ten-X, Homesnap, and Homes.com acquisitions which contributed revenues of $14 million, $13 million, and $4 million, respectively, as well as, growth in sales of our LoopNet online marketplace services as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Multifamily revenues increased $26 million, or 18%, primarily due to higher sales volume and upgrades of existing customers to higher value advertising packages. CoStar revenues increased $12 million, or 7%, primarily due to higher sales volume driven by an increase in users. Information services revenue increased $5 million, or 15%, primarily due to increased revenue of $4 million from STR and Real Estate Manager service offerings.

Gross Profit. Gross profit increased to $391 million for the three months ended June 30, 2021, from $323 million for the three months ended June 30, 2020, and the gross profit percentage remained consistent at 81% for the three months ended June 30, 2021, and June 30, 2020. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $16 million, or 21%, primarily due to an increase of $13 million in personnel and other operating costs from the Ten-X, Homesnap, and Homes.com acquisitions and to a lesser extent, increased data and content fees of $1 million and bank and merchant fees of $1 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $165 million for the three months ended June 30, 2021, from $130 million for the three months ended June 30, 2020. The $34 million increase was primarily attributable to a $21 million increase in marketing expenses, driven by a $11 million increase in marketing agency spending, primarily for

LoopNet and Ten-X, and a $5 million increase in search engine marketing spending, as well as, a $12 million increase in personnel costs driven by the Ten-X, Homesnap, and Homes.com acquisitions.

Software Development Expenses. Software development expenses increased to $49 million for the three months ended June 30, 2021, from $39 million for the three months ended June 30, 2020, and remained consistent as a percentage of revenues at 10% for the three months ended June 30, 2021, and June 30, 2020. The $10 million increase was primarily due to a $9 million increase in personnel costs driven by the Ten-X, Homesnap, and Homes.com acquisitions, as well as, increased headcount to enhance our product offerings.

General and Administrative Expenses. General and administrative expenses increased to $58 million for the three months ended June 30, 2021, from $57 million for the three months ended June 30, 2020, and decreased as a percentage of revenues to 12% for the three months ended June 30, 2021 from 14% for the three months ended June 30, 2020. The $1 million increase in the amount of general and administrative expense was primarily due to a $4 million increase in personnel costs, driven by higher stock-based compensation expense, and a $2 million increase in software and equipment costs. These increases were partially offset by a $5 million decrease in credit loss expense due to better than expected collections, resulting in updated assumptions regarding credit losses and a decrease in reserves previously increased due to uncertainty about the economic effects of COVID-19 pandemic, as well as a decrease in professional services costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $18 million for the three months ended June 30, 2021 from $15 million for the three months ended June 30, 2020, and remained consistent as a percentage of revenues at 4% for the three months ended June 30, 2021 and June 30, 2020. The increase in customer base amortization expense was primarily due to the Ten-X, Homesnap, and Homes.com acquisitions.

Interest Expense. Interest expense was a net expense of $8 million for the three months ended June 30, 2021, as compared to net expense of $4 million for the three months ended June 30, 2020. The increase for the three months ended June 30, 2021 was primarily due to interest expense of $7 million recognized during the three months ended June 30, 2021, on our Senior Notes issued on July 1, 2020, partially offset by prior year interest expense of $4 million incurred on $745 million draw on our revolving credit facility in the first quarter of 2020.

Other Income (Expense) . Other income (expense), which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the three months ended June 30, 2021 and June 30, 2020.

Income Tax Expense. Income tax expense increased to $33 million for the three months ended June 30, 2021, from $17 million for the three months ended June 30, 2020. The increase was primarily due to a tax restructuring gain, higher income before taxes, as well as, a decrease in excess tax benefits.

Comparison of Business Segment Results for Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020

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

Segment Revenues. North America revenues increased to $464 million for the three months ended June 30, 2021, from $384 million for the three months ended June 30, 2020. The increase in North America revenues was attributable to increases in revenues for several of our services, including an increase in commercial property and land revenues of $40 million, driven by the Ten-X, Homesnap, and Homes.com acquisitions, and to a lesser extent, stronger traffic, which drove sales of higher value advertisements in our LoopNet service offering, as well as a $26 million increase in multifamily revenues primarily due to higher sales volume and upgrades of existing customers to higher value advertising packages. CoStar revenue increased $10 million, primarily due to higher sales volume driven by an increase in users. Information services increased by $3 million, primarily due to growth in sales of our STR and Real Estate Manager service offerings. International revenues increased to $17 million for the three months ended June 30, 2021, from $13 million for the three months ended June 30, 2020. The increase in

International revenues was due to favorable changes in foreign exchange rates, as well as growth in our STR and CoStar products.

Segment EBITDA. North America EBITDA increased to $130 million for the three months ended June 30, 2021, from $112 million for the three months ended June 30, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the three months ended June 30, 2021 was positive EBITDA of $3 million, as compared to negative EBITDA of $3 million for the three months ended June 30, 2020, due to increased revenue and lower general and administrative costs, partially offset by increases in personnel and marketing costs.

Comparison of Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020

The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$349,163	$330,009	$19,154	6%
Information services	69,853	62,918	6,935	11
Multifamily	337,504	283,001	54,503	19
Commercial property and land	181,510	113,078	68,432	61
Total revenues	938,030	789,006	149,024	19
Cost of revenues	178,314	152,949	25,365	17
Gross profit	759,716	636,057	123,659	19
Operating expenses:
Selling and marketing (excluding customer base amortization)	303,299	255,568	47,731	19
Software development	95,357	80,611	14,746	18
General and administrative	122,076	116,276	5,800	5
Customer base amortization	36,764	26,419	10,345	39
Total operating expenses	557,496	478,874	78,622	16
Income from operations	202,220	157,183	45,037	29
Interest expense	(15,755)	(1,945)	13,810	NM
Other income	797	367	430	NM
Income before income taxes	187,262	155,605	31,657	20
Income tax expense	51,902	22,452	29,450	131
Net income	$135,360	$133,153	$2,207	2
__________________________
NM - Not meaningful

Revenues. Revenues increased to $938 million for the six months ended June 30, 2021, from $789 million for the six months ended June 30, 2020. The $149 million increase was attributable to increases in revenues for several of our services. Commercial property and land revenue increased $68 million, or 61%, primarily driven by the Ten-X, Homesnap, and Homes.com acquisitions, which contributed revenues of $25 million, $23 million, and $4 million, respectively, as well as, growth in sales of our LoopNet online marketplace services as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Multifamily revenues increased $55 million, or 19%, primarily due to higher sales volume and upgrades of existing customers to higher value advertising packages. CoStar revenues increased $19 million, or 6%, primarily due to higher sales volume driven by an increase in users as well as increases in the average revenue per user primarily due to changes in product and customer mix. Information services revenue increased $7 million, or 11%, primarily due to increased revenue of $3 million each from Real Estate Manager and STR service offerings.

Gross Profit. Gross profit increased to $760 million for the six months ended June 30, 2021, from $636 million for the six months ended June 30, 2020, and the gross profit percentage remained consistent at 81% for the six months ended June 30, 2021 and the six months ended June 30, 2020. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $25 million, or 17%, primarily due to an increase of $23 million in personnel and other operating costs from the Ten-X, Homesnap and Homes.com acquisitions, and to a lesser extent, increased data and content fees of $2 million.

Selling and Marketing Expenses. Selling and marketing expenses increased to $303 million for the six months ended June 30, 2021, from $256 million for the six months ended June 30, 2020. The $48 million increase was primarily attributable to a $32 million increase in marketing expenses, driven by an $18 million increase in marketing agency spending, primarily for LoopNet and Ten-X, and a $7 million increase in search engine marketing spending, as well as a $19 million increase in personnel costs driven by the Ten-X, Homesnap, and Homes.com acquisitions, as well as increased commissions. These increases were partially offset by decreases of $3 million in conference and event spending.

Software Development Expenses. Software development expenses increased to $95 million for the six months ended June 30, 2021, from $81 million for the six months ended June 30, 2020, and remained consistent as a percentage of revenues at 10% for the six months ended June 30, 2021, and the six months ended June 30, 2020. The $15 million increase was primarily due to a $14 million increase in personnel costs driven by the Ten-X, Homesnap, and Homes.com acquisitions, as well as increased headcount to enhance our product offerings.

General and Administrative Expenses. General and administrative expenses increased to $122 million for the six months ended June 30, 2021, from $116 million for the six months ended June 30, 2020, and decreased as a percentage of revenues to 13% for the six months ended June 30, 2021 from 15% for the six months ended June 30, 2020. The $6 million increase in the amount of general and administrative expense was primarily due to a $4 million increase in professional services, a $4 million increase in personnel costs, driven by higher stock-based compensation expense, a $4 million increase in software and equipment, and a $2 million increase in depreciation expenses. These increases were partially offset by a $10 million decrease in credit loss expense due to better than expected collections, resulting in updated assumptions regarding credit losses and a decrease in reserves previously increased due to uncertainty about the economic effects of COVID-19 pandemic.

Customer Base Amortization Expense. Customer base amortization expense increased to $37 million for the six months ended June 30, 2021 from $26 million for the six months ended June 30, 2020, and increased as a percentage of revenues to 4% for the six months ended June 30, 2021 from 3% for the six months ended June 30, 2020. The increase in customer base amortization expense was primarily due to the Ten-X, Homesnap, and Homes.com acquisitions.

Interest Expense. Interest expense was a net expense of $16 million for the six months ended June 30, 2021, as compared to net expense of $2 million for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 was primarily due to interest expense of $14 million recognized during the six months ended June 30, 2021 on our Senior Notes issued on July 1, 2020, as well as, a decrease of $3 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year. These decreases were partially offset by prior year interest expense of $4 million incurred on $745 million draw on our revolving credit facility in the first quarter of 2020.

Other Income. Other income, which is comprised primarily of foreign exchange gains and losses and other non-operating income and expenses, did not change materially for the six months ended June 30, 2021 and June 30, 2020.

Income Tax Expense. Income tax expense increased to $52 million for the six months ended June 30, 2021, from $22 million for the six months ended June 30, 2020. The increase was primarily due to a decrease in excess tax benefits, a tax restructuring gain, and higher income before income taxes.

Comparison of Business Segment Results for Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020

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

Segment Revenues. North America revenues increased to $906 million for the six months ended June 30, 2021, from $762 million for the six months ended June 30, 2020. The increase in North America revenues was attributable to increases in revenues for several of our services, including an increase in commercial property and land revenues of $68 million, driven by the Ten-X, Homesnap, and Homes.com acquisitions, and to a lesser extent, stronger traffic, which drove sales of higher value advertisements in our LoopNet service offering and a $55 million increase in multifamily revenues driven by higher sales volume and upgrades of existing customers to higher value advertising packages. CoStar revenue increased $16 million, primarily due to higher sales volume driven by an increase in users, as well as increases in the average revenue per user due to several factors, including changes in product and customer mix. Information services increased by $5 million, primarily due to growth in sales of our Real Estate Manager and STR service offerings. International revenues increased to $32 million for the six months ended June 30, 2021, from $27 million for the six months ended June 30, 2020. The increase in International revenues was due to favorable changes in foreign exchange rates, as well as growth in our STR and CoStar products.

Segment EBITDA. North America EBITDA increased to $266 million for the six months ended June 30, 2021, from $215 million for the six months ended June 30, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the six months ended June 30, 2021 was positive EBITDA of $3 million, as compared to negative EBITDA of $5 million for the six months ended June 30, 2020, due to increased revenue and lower general and administrative costs, partially offset by increases in personnel and marketing costs.

Liquidity and Capital Resources

Our principal sources of ongoing liquidity are cash from operations and proceeds from our debt and equity offerings. Total cash, cash equivalents and restricted cash decreased to approximately $3.7 billion as of June 30, 2021, compared to cash and cash equivalents of approximately $3.8 billion as of December 31, 2020. The decrease in cash, cash equivalents and restricted cash for the six months ended June 30, 2021 was primarily due to cash paid for acquisitions of $148 million, purchases of property and equipment and other intangibles of $137 million, which includes $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia, as well as repurchases of restricted stock to satisfy tax withholding obligations of $28 million. These cash outflows were partially offset by cash generated from operations of $220 million.

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $220 million compared to approximately $249 million for the six months ended June 30, 2020. The $29 million decrease was primarily due to a decrease in net working capital of $53 million, driven by payment of the $52 million termination fee pursuant to the Asset Purchase Agreement with RentPath. These decreases were partially offset by an increase in net income excluding certain non-cash expenses such as depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $285 million compared to approximately $187 million of cash used in investing activities for the six months ended June 30, 2020. The $98 million increase in cash used in investing activities during the six months ended June 30, 2021 was primarily due to an increase in purchases of property, equipment and other assets which included $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia. This increase was offset by a decrease in cash paid for acquisitions, as well as proceeds from the sale of our ARS investments of $10 million received during the six months ended June 30, 2020.

Net cash used in financing activities for the six months ended June 30, 2021 was approximately $16 million     compared to approximately $2.4 billion provided by financing activities for the six months ended June 30, 2020. The increase in cash used in financing activities is primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as a $745 million draw on our revolving credit facility during the six months ended June 30, 2020.

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

Recent Accounting Pronouncements

None.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2021 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2021, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, expansion and development of our sales force, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, plans related to the Ten-X business, investments in residential marketplace services, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), employee relations, attrition and retention, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions, including commercial real estate office vacancies; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including STR, Ten-X, Homesnap and Homes.com, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional or higher value services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; our ability to expand, develop or reorganize or reorient of our sales force; employee retention, including retention of key employees and employees of acquired businesses; technical problems with our services; managerial execution; changes in relationships with real estate agents, brokers, owners, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; successful adoption of and training on our services; and the availability of capital.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2021, revenues denominated in foreign currencies were approximately 4% and 4%, respectively. For the three and six months ended June 30, 2021 our revenues would have decreased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2021, our revenues would have increased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2021, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $1.0 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2021. As of June 30, 2021, we had $3.7 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of June 30, 2021. See Note 10 to the accompanying Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.8 billion of goodwill and intangible assets as of June 30, 2021. As of June 30, 2021, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 and were operating at a reasonable assurance level.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

2021	Total Number of Shares Purchased (1), (2)	Average Price Paid per Share (1), (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30	110	$82.19	—	—
May 1 through 31	5,420	85.40	—	—
June 1 through 30	2,833	86.60	—	—
Total	8,363	$85.98	—	—
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
(2) The number of shares purchased and average price paid per share reflect the June 2021 ten-for-one stock split effected in the form of a stock dividend.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2021).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2013).
10.1
Second Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-258220) filed with the Commission on July 28, 2021).

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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 28, 2021	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)