Form 10-Q
period 2021-09-30
COSTAR GROUP, INC.
filed 2021-10-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 22, 2021, there were 394,935,769 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$499,319	$425,620	$1,437,349	$1,214,626
Cost of revenues	92,597	77,865	270,911	230,814
Gross profit	406,722	347,755	1,166,438	983,812

Operating expenses:
Selling and marketing (excluding customer base amortization)	180,055	146,634	483,354	402,202
Software development	53,143	40,732	148,500	121,343
General and administrative	64,671	65,322	186,747	181,598
Customer base amortization	19,121	18,258	55,885	44,677
	316,990	270,946	874,486	749,820
Income from operations	89,732	76,809	291,952	233,992
Interest expense, net	(7,943)	(7,537)	(23,698)	(9,482)
Other income (expense)	1,546	(338)	2,343	29
Income before income taxes	83,335	68,934	270,597	224,539
Income tax expense	19,031	10,748	70,933	33,200
Net income	$64,304	$58,186	$199,664	$191,339

Net income per share - basic(1)	$0.16	$0.15	$0.51	$0.51
Net income per share - diluted(1)	$0.16	$0.15	$0.51	$0.50

Weighted-average outstanding shares - basic(1)	392,419	391,586	392,101	377,177
Weighted-average outstanding shares - diluted(1)	394,295	394,013	394,036	379,704
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$64,304	$58,186	$199,664	$191,339
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(6,229)	7,535	(4,380)	(4,551)
Unrealized gain on investments	—	—	—	189
Reclassification adjustment for realized loss on investments included in net income	—	—	—	541
Total other comprehensive (loss) income	(6,229)	7,535	(4,380)	(3,821)
Total comprehensive income	$58,075	$65,721	$195,284	$187,518

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,761,587	$3,755,912
Accounts receivable	128,700	119,059
Less: Allowance for credit losses	(13,049)	(15,110)
Accounts receivable, net	115,651	103,949
Prepaid expenses and other current assets	37,599	28,651
Total current assets	3,914,837	3,888,512

Deferred income taxes, net	1,975	4,983
Property and equipment, net	238,866	126,325
Lease right-of-use assets	105,964	108,740
Goodwill	2,293,514	2,235,999
Intangible assets, net	447,900	426,745
Deferred commission costs, net	96,303	93,274
Deposits and other assets	16,971	15,856
Income tax receivable	14,986	14,986
Total assets	$7,131,316	$6,915,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,487	$15,732
Accrued wages and commissions	82,905	80,998
Accrued expenses	86,788	110,305
Income taxes payable	11,828	16,316
Lease liabilities	29,878	32,648
Deferred revenue	92,631	74,851
Total current liabilities	321,517	330,850

Long-term debt, net	987,633	986,715
Deferred income taxes, net	83,399	72,991
Income taxes payable	26,188	25,282
Lease and other long-term liabilities	109,156	124,223
Total liabilities	1,527,893	1,540,061

Total stockholders' equity	5,603,423	5,375,359
Total liabilities and stockholders’ equity	$7,131,316	$6,915,420
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at December 31, 2020	394,285	$3,943	$4,204,703	$(889)	$1,167,602	$5,375,359
Net income	—	—	—	—	74,212	74,212
Other comprehensive income	—	—	—	323	—	323
Exercise of stock options	206	2	6,339	—	—	6,341
Restricted stock grants	766	8	(7)	—	—	1
Restricted stock grants surrendered	(358)	(4)	(27,663)	—	—	(27,667)
Stock-based compensation expense	—	—	15,264	—	—	15,264
Employee stock purchase plan	36	—	3,092	—	—	3,092
Balance at March 31, 2021	394,935	$3,949	$4,201,728	$(566)	$1,241,814	$5,446,925
Net income	—	—	—	—	61,148	61,148
Other comprehensive income	—	—	—	1,526	—	1,526
Restricted stock grants	50	—	—	—	—	—
Restricted stock grants surrendered	(75)	(1)	(737)	—	—	(738)
Stock-based compensation expense	—	—	14,811	—	—	14,811
Employee stock purchase plan	41	—	3,555	—	—	3,555
Balance at June 30, 2021	394,951	$3,948	$4,219,357	$960	$1,302,962	$5,527,227
Net income	—	—	—	—	64,304	64,304
Other comprehensive income	—	—	—	(6,229)		(6,229)
Restricted stock grants	35	—	—	—	—	—
Restricted stock grants surrendered	(61)	(1)	(900)	—	—	(901)
Stock-based compensation expense	—	—	16,021	—	—	16,021
Employee stock purchase plan	35	—	3,001	—	—	3,001
Balance at September 30, 2021	394,960	$3,947	$4,237,479	$(5,269)	$1,367,266	$5,603,423
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at December 31, 2019	366,807	$3,668	$2,470,036	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	72,793	72,793
Other comprehensive loss	—	—	—	(12,219)	—	(12,219)
Exercise of stock options	406	4	9,229	—	—	9,233
Restricted stock grants	830	8	(8)	—	—	—
Restricted stock grants surrendered	(559)	(6)	(30,139)	—	—	(30,145)
Stock-based compensation expense	—	—	15,006	—	—	15,006
Employee stock purchase plan	40	1	2,549	—	—	2,550
Balance at March 31, 2020	367,524	$3,675	$2,466,673	$(20,804)	$1,013,267	$3,462,811
Net income	—	—	$—	$—	$60,360	$60,360
Other comprehensive income	—	—	—	863	—	863
Exercise of stock options	109	1	2,923	—	—	2,924
Restricted stock grants	107	1	(1)	—	—	—
Restricted stock grants surrendered	(172)	(2)	(3,507)	—	—	(3,509)
Stock-based compensation expense	—	—	8,609	—	—	8,609
Employee stock purchase plan	35	—	2,292	—	—	2,292
Stock issued for equity offerings, net of transaction costs	26,336	263	1,689,708	—	—	1,689,971
Balance at June 30, 2020	393,939	$3,938	$4,166,697	$(19,941)	$1,073,627	$5,224,321
Net income	—	—	—	—	58,186	58,186
Other comprehensive income	—	—	—	7,535	—	7,535
Exercise of stock options	438	4	9,710	—	—	9,714
Restricted stock grants	25	—	—	—	—	—
Restricted stock grants surrendered	(25)	—	(398)	—	—	(398)
Stock-based compensation expense	—	—	16,542	—	—	16,542
Employee stock purchase plan	28	1	2,157	—	—	2,158
Balance at September 30, 2020	394,405	$3,943	$4,194,708	$(12,406)	$1,131,813	$5,318,058
__________________________
(1) Prior period amounts have been adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$199,664	$191,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,390	83,911
Amortization of deferred commissions costs	46,728	45,017
Amortization of Senior Notes discount and issuance costs	1,742	1,082
Non-cash lease expense	21,118	18,801
Stock-based compensation expense	46,988	40,783
Deferred income taxes, net	16,255	6,812
Credit loss expense	7,797	21,395
Other operating activities, net	10	(12)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,715)	(34,131)
Prepaid expenses and other current assets	(18,820)	4,145
Deferred commissions	(49,798)	(48,704)
Accounts payable and other liabilities	(27,912)	47,341
Lease liabilities	(23,596)	(21,247)
Income taxes payable	(3,583)	(9,838)
Deferred revenue	15,800	7,123
Other assets	2,150	1,521
Net cash provided by operating activities	319,218	355,338

Investing activities:
Proceeds from sale and settlement of investments	—	10,259
Proceeds from sale of property and equipment and other assets	245	—
Purchase of Richmond assets and other intangibles	(123,623)	—
Purchases of property and equipment and other assets	(21,533)	(42,137)
Cash paid for acquisitions, net of cash acquired	(152,594)	(192,002)
Net cash used in investing activities	(297,505)	(223,880)

Financing activities:
Proceeds from long-term debt	—	1,744,210
Payments of debt issuance costs	—	(15,747)
Payments of long-term debt	—	(745,000)
Repurchase of restricted stock to satisfy tax withholding obligations	(29,306)	(34,051)
Proceeds from equity offering, net of transaction costs	—	1,689,971
Proceeds from exercise of stock options and employee stock purchase plan	15,025	28,169
Other financing activities	(57)	(1,650)
Net cash (used in) provided by financing activities	(14,338)	2,665,902

Effect of foreign currency exchange rates on cash and cash equivalents	(1,700)	(286)
Net increase in cash, cash equivalents and restricted cash	5,675	2,797,074
Cash, cash equivalents and restricted cash at the beginning of period	3,755,912	1,070,731
Cash, cash equivalents and restricted cash at the end of period	$3,761,587	$3,867,805

Supplemental cash flow disclosures:
Interest paid	$31,030	$5,948
Income taxes paid	$58,234	$36,475

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$376	$—
Accrued capital expenditures	$660	$393
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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2021 and December 31, 2020, the results of its operations for the three and nine months ended September 30, 2021 and 2020, its comprehensive income for the three and nine months ended September 30, 2021 and 2020, its changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020.

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

The Company also provides (i) market research, portfolio and debt analysis, management and reporting capabilities, (ii) real estate and lease management solutions, including lease administration and abstraction services, to commercial customers, real estate investors, and lenders via the Company’s other service offerings, (iii) benchmarking and analytics for the hospitality industry through STR, LLC and STR Global, Ltd. (together with STR, LLC, referred to as “STR”), (iv) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries, which were acquired in June 2020, (v) an online and mobile software platform that provides applications to manage residential real estate agent workflow through Homesnap, which was acquired in December 2020, and (vi) advertising and marketing services for residential properties through Homes.com which was acquired in May 2021. See Note 5 for details of the Homes.com, Homesnap and Ten-X acquisitions.

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

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from transaction-based services are recognized when the promised product or services are delivered, which is at the time of a successful closing of the sale of the property for Ten-X revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $97 million and $79 million for the three months ended September 30, 2021 and 2020, respectively, and $252 million and $202 million for the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations of STR for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense) in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency gains of $0.5 million and losses of $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and net foreign currency gains of $0.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in other income (expense) on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation adjustment	$(5,269)	$(889)
Total accumulated other comprehensive loss	$(5,269)	$(889)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS") and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other income (expense) in the condensed consolidated statements of operations.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020

Net income	$64,304	$58,186	$199,664	$191,339
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares(1)	392,419	391,586	392,101	377,177
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units(1)	1,876	2,427	1,935	2,527
Denominator for diluted net income per share — weighted-average outstanding shares(1)	394,295	394,013	394,036	379,704

Net income per share — basic(1)	$0.16	$0.15	$0.51	$0.51
Net income per share — diluted(1)	$0.16	$0.15	$0.51	$0.50
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

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Performance-based restricted stock awards(1)	718	794	718	794
Anti-dilutive securities(1)	192	367	433	708
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

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's Management Stock Purchase Plan included in the Company’s results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,835	$3,007	$8,283	$8,009
Selling and marketing (excluding customer base amortization)	1,620	2,091	4,644	5,886
Software development	3,316	2,821	9,289	7,635
General and administrative	8,528	8,811	24,772	19,907
Total stock-based compensation expense(1)	$16,299	$16,730	$46,988	$41,437
__________________________
(1) Stock-based compensation expense for the nine months ended September 30, 2020 includes $0.7 million of expense related to the cash settlement of stock options in connection with the acquisition of Ten-X Holding Company, Inc. See Note 5 for details of the acquisition.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$3,761,587	$3,693,813
Restricted cash:
RentPath termination fee held in escrow under the terms of the Asset Purchase Agreement	—	58,750
Other restricted cash related to acquisitions	—	3,349
Total restricted cash	—	62,099
Cash, cash equivalents and restricted cash	$3,761,587	$3,755,912
Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write off trends. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed periodically. The Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on its portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

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

•LoopNet Portfolio Segment - The LoopNet portfolio segment consists of one class of trade receivables.

•Other Marketplaces Portfolio Segment - The Other Marketplaces portfolio segment consists of two classes of trade receivables: Ten-X and other marketplaces.

The majority of Residential revenue is e-commerce based and does not result in accounts receivable. Residential accounts receivable and the related allowance for credit losses are not material.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplace services to the commercial real estate industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2021			2020
	North America	International	Total	North America	International	Total
CoStar	$174,071	$9,194	$183,265	$158,235	$7,753	$165,988
Information Services	29,177	6,749	35,926	26,357	6,817	33,174
Multifamily	171,125	—	171,125	155,184	—	155,184
LoopNet(1)	52,103	424	52,527	44,938	146	45,084
Residential(1)	24,747	—	24,747	—	—	—
Other Marketplaces(1)	31,729	—	31,729	26,190	—	26,190
Total revenues	$482,952	$16,367	$499,319	$410,904	$14,716	$425,620
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

	Nine Months Ended September 30,
	2021			2020
	North America	International	Total	North America	International	Total
CoStar	$505,470	$26,958	$532,428	$473,363	$22,634	$495,997
Information Services	84,959	20,820	105,779	77,069	19,023	96,092
Multifamily	508,629	—	508,629	438,185	—	438,185
LoopNet(1)	151,770	1,082	152,852	131,348	256	131,604
Residential(1)	53,939	—	53,939	—	—	—
Other Marketplaces(1)	83,722	—	83,722	52,748	—	52,748
Total revenues	$1,388,489	$48,860	$1,437,349	$1,172,713	$41,913	$1,214,626
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Deferred Revenue

Changes in revenue for the period were as follows (in thousands):

Balance at December 31, 2020	$77,363
Revenue recognized in the current period from the amounts in the beginning balance	(70,339)
New deferrals, net of amounts recognized in the current period	87,225
Effects of foreign currency	(231)
Balance at September 30, 2021(1)	$94,018
__________________________
(1) Deferred revenue is comprised of $93 million of current liabilities and $1 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2021. This balance includes $1 million of deferrals recognized in connection with business acquisitions made in 2021. See Note 5 for details.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

The Company had contract assets of $9 million as of September 30, 2021 and December 31, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets, and non-current contract assets are included in deposits and other assets on the Company's condensed consolidated balance sheets. The revenue recognized from contract assets for the three and nine months ended September 30, 2021 was not material.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commissions incurred	$30,337	$25,436	$83,983	$69,047
Commissions capitalized in the current period	(17,876)	(16,582)	(49,798)	(48,704)
Amortization of deferred commissions costs	15,881	15,355	46,728	45,017
Total commissions expense	$28,342	$24,209	$80,913	$65,360
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $319 million at September 30, 2021, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Nine Months Ended September 30, 2021
	CoStar	Information Services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
Current-period provision (releases) for expected credit losses(1), (2)	3,932	(257)	2,167	1,955	—	7,797
Write-offs charged against the allowance, net of recoveries and other	(3,933)	(518)	(3,779)	(1,628)	—	(9,858)
Ending balance at September 30, 2021	$5,530	$1,964	$2,775	$1,994	$786	$13,049
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the nine months ended September 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) Amounts previously disclosed in the Commercial Property and Land portfolio segment have been further disaggregated into the LoopNet, Residential and Other Marketplaces portfolio segments. Majority of the Residential portfolio segment revenue is e-commerce based and does not result in accounts receivable.

	Nine Months Ended September 30, 2020
	CoStar	Information Services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$576	$889	$4,548
Current-period provision for expected credit losses(1), (2)	9,616	2,634	6,579	2,482	84	21,395
Write-offs charged against the allowance, net of recoveries and other	(5,457)	(350)	(4,135)	(1,607)	(189)	(11,738)
Ending balance at September 30, 2020	$5,423	$2,908	$3,639	$1,451	$784	$14,205
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the nine months ended September 30, 2020.
(3) Amounts previously disclosed in the Commercial Property and Land portfolio segment have been further disaggregated into the LoopNet and Other Marketplaces portfolio segments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS

Homes.com

On April 14, 2021, Landmark Media Enterprises, LLC (“Landmark”), Home Group, LLC ("Homes.com") and CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company entered into a securities purchase agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Homes.com from Landmark for a purchase price of $150 million in cash, subject to customary working capital and other post-closing adjustments. The Company's acquisition of Homes.com closed on May 24, 2021. The securities purchase agreement required an initial payment of $148 million, net of working capital adjustments, at the time of closing, with the remainder of the purchase price payable four months following the acquisition date, subject to offset for adjustments to the purchase price after final determination of closing net working capital. These amounts were settled in the third quarter of 2021. Homes.com is a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: May 24, 2021	Measurement Period Adjustments	Updated Preliminary: May 24, 2021
Cash, cash equivalents and restricted cash	$—	$—	$—
Accounts receivable	1,798	—	1,798
Lease right-of-use assets	371	—	371
Goodwill	86,314	1,818	88,132
Intangible assets	53,400	—	53,400
Deferred tax assets	11,171	—	11,171
Lease liabilities	(371)	—	(371)
Deferred revenue	(1,086)	—	(1,086)
Other assets and liabilities	(1,240)	—	(1,240)
Fair value of identifiable net assets acquired	$150,357	$1,818	$152,175

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
The following table summarizes the fair values of the identifiable intangible assets acquired in the Homes.com acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods (in thousands):

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$32,000	8	Accelerated
Trade name	21,000	15	Straight-line
Technology	400	2	Straight-line
Total intangible assets	$53,400

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homes.com acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homes.com operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $88 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $17 million is expected to be deductible for income tax purposes.

As of September 30, 2021, transaction costs associated with the Homes.com acquisition were not material. In addition, the Company paid $5 million into a cash escrow account for stay bonuses for certain Homes.com employees, to be paid to active employees after the six month period following the acquisition or, if earlier, after the termination of a Homes.com employee's employment without cause or a Homes.com employee's resignation with good reason during the six month period following the acquisition. In the event some or all of those employees are not entitled to their stay bonus, the funds will be remitted to the seller. The Company is recognizing compensation expense for the stay bonus over the six month post-combination period. Upon acquisition, the Company assessed the probability Homes.com would be required to pay certain state tax liabilities and recorded an accrual of $7 million determined in accordance with the provisions of ASC 450, “Contingencies,” as the fair value was not determinable. Landmark has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7 million in the purchase price allocation.

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

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: December 22, 2020	Measurement Period Adjustments	Updated Preliminary: December 22, 2020
Cash, cash equivalents and restricted cash	$10,225	$—	$10,225
Accounts receivable	662	—	662
Lease right-of-use assets	3,437	—	3,437
Goodwill	183,016	1,355	184,371
Intangible assets	67,000	—	67,000
Deferred tax assets (liabilities)	(1,423)	(1,355)	(2,778)
Lease liabilities	(3,375)	—	(3,375)
Deferred revenue	(4,000)	—	(4,000)
Other assets and liabilities	(5,188)	—	(5,188)
Fair value of identifiable net assets acquired	$250,354	$—	$250,354

The net assets of Homesnap were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins. See Note 8 for measurement period impact on goodwill.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the fair values of the identifiable intangible assets acquired in the Homesnap acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods (in thousands):

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$45,000	10	Accelerated
Trade name	7,000	10	Straight-line
Technology	15,000	6	Straight-line
Total intangible assets	$67,000
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homesnap acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homesnap's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $184 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recorded in connection with this acquisition is not amortized, but is subject to an annual impairment test. Goodwill recognized is not deductible for income tax purposes.
As of September 30, 2021, transaction costs associated with the Homesnap acquisition were not material.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Final: June 24, 2020
Cash and cash equivalents	$3,290
Accounts receivable	131
Lease right-of-use assets	4,945
Goodwill	134,322
Intangible assets	58,000
Lease liabilities	(4,945)
Deferred tax liabilities	(2,981)
Other assets and liabilities	(5,047)
Fair value of identifiable net assets acquired	$187,715
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
The following table summarizes the fair values of the identifiable intangible assets acquired in the Ten-X acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods (in thousands):

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

As of September 30, 2021, transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, and this expense was recognized in the post-combination period during the three months ended September 30, 2020.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2021 and 2020 combine the historical results of the Company, Ten-X, Homesnap and Homes.com for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$499,319	$446,791	$1,455,316	$1,280,143
Net income	$64,303	$50,821	$193,595	$159,330
Net income per share - basic(1)	$0.16	$0.13	$0.49	$0.43
Net income per share - diluted(1)	$0.16	$0.13	$0.49	$0.42
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.

The impact of the Homes.com acquisition on CoStar Group’s revenue in the condensed consolidated statements of operations was an increase of $8 million and $12 million for the three and nine months ended September 30, 2021, respectively. The impact of the Homes.com acquisition on CoStar Group’s net income in the condensed consolidated statements of operations was a decrease of $7 million and $10 million for the three and nine ended September 30, 2021. The impact of the Ten-X acquisition on CoStar Group’s revenue in the condensed consolidated statements of operations was an increase of $12 million and $12 million for the three and nine months ended September 30, 2020, respectively. The impact of the Ten-X acquisition on CoStar Group’s net income in the condensed consolidated statements of operations was a decrease of $5 million and $7 million for the three and nine months ended September 30, 2020.

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

As of September 30, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.0 billion. As of September 30, 2021, the Company had no Level 2 or Level 3 financial assets measured at fair value.

During the nine months ended September 30, 2020, the Company sold its ARS investments for $10.3 million and recognized a realized loss of $0.5 million for the nine months ended September 30, 2020 included in other (expense) income on the Company's condensed consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition to the financial instruments listed above, the Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of September 30, 2021 and December 31, 2020. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $1.02 billion as of September 30, 2021.

7.LEASES

The Company has operating leases for its office facilities and data centers, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to seven years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2021	2020	2021	2020

Cost of revenues	$2,717	$2,992	$7,446	$8,732
Software development	1,910	1,628	4,913	4,412
Selling and marketing (excluding customer base amortization)	3,452	2,636	8,876	7,725
General and administrative	1,594	1,259	4,369	3,609
Total operating lease costs	$9,673	$8,515	$25,604	$24,478
The impact of lease costs related to finance leases and short-term leases was not material for the three and nine months ended September 30, 2021.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating lease liabilities		$139,315	$148,975
Less: imputed interest		(8,779)	(10,998)
Present value of lease liabilities		130,536	137,977
Less: current portion of lease liabilities	Lease liabilities	(29,878)	(32,648)
Long-term lease liabilities	Lease and other long-term liabilities	$100,658	$105,329

Weighted-average remaining lease term in years		4.2	4.0
Weighted-average discount rate		2.8%	3.6%
Balance sheet information related to finance leases was not material as of September 30, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$28,082	$26,924
ROU assets obtained in exchange for lease obligations:
Operating leases	$32,107	$11,124

8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2019	$1,738,360	$143,660	$1,882,020
Acquisitions, including measurement period adjustments(1)	347,134	1,273	348,407
Effect of foreign currency translation	—	5,572	5,572
Goodwill, December 31, 2020	2,085,494	150,505	2,235,999
Acquisitions, including measurement period adjustments(2)	60,012	—	60,012
Effect of foreign currency translation	—	(2,497)	(2,497)
Goodwill, September 30, 2021	$2,145,506	$148,008	$2,293,514
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

(2) North America goodwill during the nine months ended September 30, 2021, includes goodwill recorded in connection with the acquisition of Homes.com, offset by measurement period adjustments of $26 million recorded during the nine months ended September 30, 2021 primarily related to the measurement of the fair value of Homesnap customer relationships in the first quarter of 2021. See Note 5 for acquisition details.
The Company recorded goodwill of approximately $88 million, $184 million and $134 million in connection with the May 2021 Homes.com, December 2020 Homesnap and June 2020 Ten-X acquisitions, respectively.
No impairments of the Company's goodwill were recognized during the three and nine months ended September 30, 2021 and 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2021	December 31, 2020	Weighted- Average Amortization Period (in years)
Acquired technology and data	$131,729	$131,551	5
Accumulated amortization	(103,581)	(97,791)
Acquired technology and data, net	28,148	33,760
Acquired customer base	612,092	545,643	10
Accumulated amortization	(351,478)	(296,758)
Acquired customer base, net	260,614	248,885
Acquired trade names and other intangible assets	283,294	249,465	12
Accumulated amortization	(124,156)	(105,365)
Acquired trade names and other intangible assets, net	159,138	144,100
Intangible assets, net	$447,900	$426,745
No impairments of the Company's intangible assets were recognized during the three and nine months ended September 30, 2021 and 2020.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	September 30, 2021	December 31, 2020
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(12,367)	(13,285)
Long-term debt, net	$987,633	$986,715
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes) as of, and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants and other customary provisions with which the Company was in compliance as of September 30, 2021.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of September 30, 2021, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of September 30, 2021.

As of September 30, 2021, the Company had not drawn any amounts under this facility.
The Company had $4.1 million and $4.9 million of deferred debt issuance costs as of September 30, 2021 and December 31, 2020 in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

For the three and nine months ended September 30, 2021 and 2020, the Company recognized interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on outstanding borrowings	$7,000	$7,000	$21,000	$11,509
Amortization of Senior Notes discount and issuance costs	583	574	1,742	1,082
Commitment fees and other	522	492	1,499	1,133
Total interest expense	$8,105	$8,066	$24,241	$13,724

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 23% and 16% for the three months ended September 30, 2021 and 2020, respectively and 26% and 15% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the nine months ended September 30, 2021 was due to a decrease in excess tax benefits for the nine months ended September 30, 2021, as well as a discrete restructuring gain. The increase in the effective tax rate for the three months ended September 30, 2021 was primarily due to a decrease in excess tax benefits for the three months ended September 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2021 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2021	$7,889	$—	$—
2022	28,817	—	28,000
2023	36,032	—	28,000
2024	32,457	—	28,000
2025	15,704	—	28,000
Thereafter	18,416	1,000,000	140,000
Total	$139,315	$1,000,000	$252,000

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

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$119,823	$107,906	$385,857	$322,611
International	2,849	579	5,683	(4,708)
Total EBITDA	$122,672	$108,485	$391,540	$317,903
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$64,304	$58,186	$199,664	$191,339
Amortization of acquired intangible assets in cost of revenues	7,209	6,612	21,565	18,671
Amortization of acquired intangible assets in operating expenses	19,121	18,258	55,885	44,677
Depreciation and other amortization	6,610	6,806	22,138	20,563
Interest expense, net	7,943	7,537	23,698	9,482
Other (income) expense	(1,546)	338	(2,343)	(29)
Income tax expense	19,031	10,748	70,933	33,200
EBITDA	$122,672	$108,485	$391,540	$317,903
Summarized information by operating segment consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Property and equipment, net:
North America	$237,010	$123,634
International	1,856	2,691
Total property and equipment, net	$238,866	$126,325

Goodwill:
North America	$2,145,506	$2,085,494
International	148,008	150,505
Total goodwill	$2,293,514	$2,235,999

Assets:
North America	$6,853,670	$6,674,974
International	277,646	240,446
Total assets	$7,131,316	$6,915,420

Liabilities:
North America	$1,484,686	$1,496,894
International	43,207	43,167
Total liabilities	$1,527,893	$1,540,061

14.    PURCHASE OF BUILDING

On January 22, 2021, the Company purchased an office building located in Richmond, Virginia (the "Richmond building"), together with the land and assumed an existing lease for a purchase price of $131 million, inclusive of property taxes, title insurance and other transaction costs. The purchase of the Richmond building was accounted for as an asset acquisition, including an intangible asset for the assumed lease. For the three and nine months ended September 30, 2021, the net impact from the lease arrangement is recorded in other (expense) income on the condensed consolidated statements of operations and was not material to the Company.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.    SUBSEQUENT EVENTS

BureauxLocaux

On October 1, 2021, CoStar UK Limited ("CoStar UK"), a wholly-owned subsidiary of the Company, purchased from M.A.J.E Marketing & Stratégie and an individual all of the outstanding equity interests in ComReal Info, a French société par actions simplifiéee, for €35 million, $41 million equivalent, in cash subject to customary working capital and other post-closing adjustments. Based in Paris, ComReal Info owns and operates BureauxLocaux, a leading commercial real estate digital marketplace in France. The Company used cash on hand to finance the acquisition and expects to record most of the purchase price to identifiable intangible assets and goodwill.

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

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Our most recent strategic acquisitions include Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate; Emporis GmbH, a Germany-based provider of international commercial real estate data and images; Homesnap; Homes.com and ComReal Info, the owner and operator of BureauxLocaux in France. See Notes 5, 8 and 15 to the accompanying Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on one or more of the following factors: the number of sites, number of users, organization size, the client's business focus, the client's geographic location, the number and types of services to which a client subscribes, the number of properties a client advertises, and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closure of an auction. Other transaction-based services are described by service offering below.

Our primary brands include CoStar®, LoopNet®, Apartments.comTM, STR®, Ten-X®, BizBuySell®, LandsofAmericaTM, HomeSnap®, and Homes.com®, which are accessible via the Internet and through our mobile applications. Our principal service offerings are discussed in more detail below.

Impact of the COVID-19 Pandemic

While the impact of the COVID-19 pandemic continues to evolve, it did not materially affect our consolidated financial statements during 2020 or our condensed consolidated financial statements for March 31, 2021, June 30, 2021 and September 30, 2021. We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers, and communities. We continue to monitor the guidelines and mandates provided by governmental and health authorities and plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances. Most of our workforce has been fully vaccinated against COVID-19 and, where permitted, has returned to the office. We have resumed in-person marketing events and some business travel. The global workforce has been operating in an extraordinary and mostly digital and remote manner as the world adapted during the COVID-19 pandemic. During this time, many working adults moved to different locations and adjusted to a different way of living. As we transitioned our employees back to the office, we experienced, and we expect to continue to experience attrition among our workforce resulting in increased costs. Continued attrition or the inability to replenish and grow our work force may result in work disruptions in the future. Overall, the increased direct spend related to the COVID-19 pandemic, including office reconfiguration to enable social distancing and employee hiring and retention programs, has not been material to date and has had minimal impact on our financial position and operating results.

It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. If the demand for office space decreases significantly, there could be a downturn in the commercial real estate market which may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.

During 2021, excluding our multifamily service offering, which is discussed under Service Offerings below, our company-wide net new bookings and renewal rates for subscription-based services have returned to pre-pandemic levels. In addition, we saw improvements in collection trends along with improvements in the economy which led us to reduce our allowance for credit losses previously taken. Due to the uncertainty associated with the COVID-19 pandemic and any resulting economic impacts, we will continue to monitor these trends and the effect on our results of operations. Any anticipated changes in financial performance discussed in this report are based on our current observations and experience and involve estimates and assumptions. As the future extent and duration of the effects of the COVID-19 pandemic remain unclear, our estimates and assumptions may evolve as conditions change and actual results may vary. See Note 4 to the accompanying Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and the "Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020" below for further discussion.

We strengthened our liquidity position through an equity offering of common stock in May 2020 and an offering of Senior Notes and amendment and restatement of our credit facility in early July 2020. See Note 10 to the accompanying Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of our equity and Senior Notes offerings in 2020 and the 2020 Credit Agreement. The effects of the pandemic have not affected our ability to date to access funding on reasonably similar terms as were available to us prior to March 2020. We discuss the current and potential impact of select provisions of the CARES Act (defined below) on our company in our liquidity discussion.

Service Offerings

Our portfolio of information, analytics and online marketplace services are branded and marketed to our customers and marketplace end users. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services and we have developed and we expect to continue to develop additional services that use our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

CoStar

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market and lease analytical capabilities. CoStar revenue growth rates for the third quarter of 2021 increased compared to the third quarter of 2020. We expect CoStar revenue growth rates to increase through the remainder of 2021 as a result of signing new customer agreements, existing customers upgrading their subscriptions and our resumption of annual price increases for contract renewals that began in September 2021 after a temporary suspension.

Information Services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. STR, Inc. and STR Global, Ltd. (together with STR, Inc., "STR") provides benchmarking and analytics for the hospitality industry. STR sells the majority of its services on a subscription basis, but also receives one-time or ad hoc transaction-based revenue. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services revenue growth rates for the third quarter of 2021 decreased compared to the third quarter of 2020 due to a decline in the level of ad hoc STR report sales. We expect Information Services revenue for the fourth quarter of 2021 to remain consistent with the third quarter of 2021 due to a seasonal decline in ad hoc STR report sales, which we expect will offset growth in CoStar Real Estate Manager sales.

Multifamily

Apartments.com™ is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.com™, Apartamentos.com™, Westside Rentals, and Off Campus Partners, LLC. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Apartments.com also receives transaction-based revenue for tenant processing fees. Apartments.com has continued to successfully increase traffic to its network of sites, year-over-year, resulting in increased leads to customers. As leads per ad have increased, Apartments.com’s lower priced ad packages are generating more leads than top-level packages were generating approximately one year ago. In addition, rental vacancy rates have declined relevant to historical averages reducing demand for top-level packages. As a result, customers are selecting lower-priced ad packages. Consequently, while Multifamly subscription renewal rates remain consistent year-over-year, net new bookings declined year-over-year in the third quarter of 2021 resulting in a decrease in the Multifamily revenue growth rates in the third quarter of 2021 compared to the third quarter of 2020. We expect Multifamily revenue growth rates to decrease through the remainder of 2021 as vacancy rates remain low and Apartments.com customers continue to select lower priced ad packages.

LoopNet

Our LoopNet.com network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. LoopNet revenue growth rates during the third quarter of 2021 were consistent with the third quarter of 2020. We expect LoopNet revenue growth rates to decrease through the remainder of 2021 due to our sales force spending more time selling CoStar subscriptions, resulting in slower sales growth for LoopNet while we work to recruit and train a dedicated LoopNet sales force.

Residential

On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. On May 24, 2021, we acquired Homes.com, a residential advertising and marketing services company primarily operating through its portal, Homes.com. Residential third quarter 2021 revenue increased compared to the second quarter of 2021 as a result of including a full quarter of revenue for Homes.com. We expect Residential revenue for the fourth quarter of 2021 to decrease compared to the third quarter of 2021 due to seasonal reductions in Homesnap advertising sales and the discontinuance of certain services previously offered on Homes.com that are inconsistent with our long-term strategy.

Other Marketplaces

On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in Other Marketplaces revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. Other Marketplaces' revenue for the third quarter of 2021 increased compared to the third quarter of 2020 due to an increase in fees earned on Ten-X auctions. We expect Other Marketplaces revenue for the fourth quarter of 2021 to remain consistent with the third quarter of 2021.

Subscription-based Services

The majority of our revenue is generated from service offerings which are distributed to our clients under subscription-based license agreements that renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.

For the three months ended September 30, 2021 and September 30, 2020, our annualized net new bookings of subscription-based services on all contracts were approximately $47 million and $53 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upgrades on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. Net new bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of salesforce productivity by management and investors.

For the trailing twelve months ended September 30, 2021 and 2020, our contract renewal rates for existing CoStar Group subscription-based services for contracts with a term of at least one year were approximately 92% and 89%, respectively, and therefore our cancellation rates for those services for the same periods were approximately 8% and 11% respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, management believes that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below, while we closely monitor the economic impacts of the COVID-19 pandemic and manage our response. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, brokers, agents and residential renters. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We reevaluate our priorities on a regular basis and may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

Our key priorities for the remainder of 2021 currently include:

•Continuing to invest in CoStar, including:

◦developing capabilities that allow us to broaden the reach of CoStar internationally by offering a global platform to all CoStar users. As we begin to offer a global platform, we plan to expand our international presence.

◦developing commercial mortgage-backed securities ("CMBS") Analytics, which will aggregate loan and property data across covered markets. The initial CMBS Analytics release is expected to include loan origination metrics, distressed loan levels and maturity volumes, as well as detailed revenue and expense information. In later releases of this solution, we plan to include detailed prepayment information on disposed loans.

◦developing a solution for lenders that leverages the information we have developed with CoStar Risk Analytics to support lenders with risk management, underwriting, surveillance and compliance reporting. The first CoStar Lender release is expected to focus on portfolio risk analytics and surveillance to help lenders meet regulatory and accounting requirements. Subsequent releases are expected to focus on loan origination and underwriting.

◦enhancing benchmarking capabilities. We integrated STR's data into CoStar earlier in 2021 and continue to develop dynamic analytics for and additional coverage of hospitality properties. We plan to apply STR's benchmarking expertise to other commercial real estate segments we serve.

•Continuing to improve and market our Apartments.com service offerings to create the best and most comprehensive consumer rental search experience as well as continuing to advance the digital rental experience that allows renters to apply for leases and make rent payments, and for landlords to receive and assess tenant applications online through a single platform. We seek user feedback as we work to improve our services and continue to aggressively market our multifamily listing services in an effort to attract consumers and, in turn, provide more value to advertisers. Our Apartments.com marketing investment is focused on enhanced brand awareness and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our multifamily listing services for future periods and may adjust our marketing spend and focus as we deem appropriate. Apartments.com has been successful in generating increased traffic to the network and as a result is delivering increased leads per ad to customers. We are assessing and have begun adjusting pricing to reflect the increased lead generation we are delivering to our customers.

•Continuing to develop leading residential businesses. The acquisitions of Homes.com and Homesnap enable us to expand the markets in which we compete. Our residential team is creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. We expect to continue making investments in residential marketplace technology development and content generation resources and marketing expenditures. In October 2021, Homesnap reached an agreement to create, maintain and market a consumer-facing search website and mobile app for the Real Estate Board of New York's Residential Listing Service. Homesnap will provide a custom version of its search portal, branded as Citysnap™, specifically for the five boroughs of New York City. We plan to grow Homes.com's site traffic by offering homebuyers information directly from local multiple listing services and developing a website that allows homebuyers to collaborate with agents. We are also evaluating additional investments in residential marketplace services and assessing and formulating our residential business plan and go-forward strategies.

•Continuing to invest in the LoopNet marketplace. To support the LoopNet marketplace, we implemented training and incentive programs for our existing sales team to increase sales of LoopNet advertisements, with a focus on brokers and property owners. We are enhancing the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements, providing premium marketing services (such as LoopNet Diamond, Platinum, and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. We are resuming our plans to recruit and develop a dedicated LoopNet sales team to help support and grow the business. To generate brand awareness and site traffic for the LoopNet.com network, we increased our investment in marketing in 2021, as compared to 2020, and are utilizing a multi-media marketing campaign, reinforced with search engine optimization efforts. We expect to continue to work to determine the optimal level of marketing investment in future periods.

•Continuing to invest in the Ten-X auction platform. We continue to integrate the Ten-X platform with both CoStar and LoopNet to expand the audience for Ten-X auctions to include our commercial real estate users. We also plan to enhance access to Ten-X's data room information from CoStar and LoopNet. To increase exposure of properties to be auctioned on Ten-X, we are allocating banner space on both our CoStar and LoopNet sites for advertising for Ten-X properties. We continue to execute our plan to expand the Ten-X sales force and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the Ten-X platform, we increased our investment in marketing in 2021, as compared to 2020, and are utilizing a multi-media marketing campaign, reinforced with search engine optimization efforts. We expect to continue to work to determine the optimal level of marketing investment future periods.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$64,304	$58,186	$199,664	$191,339
Amortization of acquired intangible assets in cost of revenues	7,209	6,612	21,565	18,671
Amortization of acquired intangible assets in operating expenses	19,121	18,258	55,885	44,677
Depreciation and other amortization	6,610	6,806	22,138	20,563
Interest expense, net	7,943	7,537	23,698	9,482
Other (income) expense	(1,546)	338	(2,343)	(29)
Income tax expense	19,031	10,748	70,933	33,200
EBITDA	$122,672	$108,485	$391,540	$317,903

Net cash flows provided by (used in)
Operating activities	$98,929	$106,692	$319,218	$355,338
Investing activities	$(12,715)	$(36,855)	$(297,505)	$(223,880)
Financing activities	$1,800	$249,544	$(14,338)	$2,665,902

Comparison of Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020

The following table provides a comparison of our selected consolidated results of operations for the three months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$183,265	$165,988	$17,277	10%
Information Services	35,926	33,174	2,752	8
Multifamily	171,125	155,184	15,941	10
LoopNet(1)	52,527	45,084	7,443	17
Residential(1)	24,747	—	24,747	NM
Other Marketplaces(1)	31,729	26,190	5,539	21
Total revenues	499,319	425,620	73,699	17
Cost of revenues	92,597	77,865	14,732	19
Gross profit	406,722	347,755	58,967	17
Operating expenses:
Selling and marketing (excluding customer base amortization)	180,055	146,634	33,421	23
Software development	53,143	40,732	12,411	30
General and administrative	64,671	65,322	(651)	(1)
Customer base amortization	19,121	18,258	863	5
Total operating expenses	316,990	270,946	46,044	17
Income from operations	89,732	76,809	12,923	17
Interest expense, net	(7,943)	(7,537)	406	5
Other income (expense)	1,546	(338)	1,884	NM
Income before income taxes	83,335	68,934	14,401	21
Income tax expense	19,031	10,748	8,283	77
Net income	$64,304	$58,186	$6,118	11
__________________________
NM - Not meaningful
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Revenues. Revenues increased to $499 million for the three months ended September 30, 2021, from $426 million for the three months ended September 30, 2020. The $74 million increase was attributable to increases in revenues for several of our service offerings. Residential revenue increased $25 million due to the acquisitions of Homesnap and Homes.com, which contributed revenues of $17 million and $8 million, respectively for the three months ended September 30, 2021. CoStar revenues increased $17 million, or 10%, due to higher sales volume driven by an increase in customers, as well as, customers upgrading their subscriptions, and our resumption of annual price increases for contract renewals that began in September 2021. Multifamily revenues increased $16 million, or 10%, driven by higher sales volume, and to a lesser extent, increases in pricing. LoopNet revenue increased $7 million or 17% as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Other Marketplaces revenue increased $6 million, or 21%, driven by an increase in Ten-X revenue of $3 million, as a result of higher value assets sold, and increased Land for Sale revenue of $1 million. Information Services revenue increased $3 million, or 8%, due to increased revenue of $2 million and $1 million from our STR and Real Estate Manager service offerings, respectively.

Gross Profit. Gross profit increased to $407 million for the three months ended September 30, 2021, from $348 million for the three months ended September 30, 2020, and the gross profit percentage was 81% for the three months ended September 30, 2021, which was consistent with the three months ended September 30, 2020, due to higher revenues that were partially offset by an increase in cost of revenues of $15 million, or 19%. The increase in cost of revenue was primarily due to an increase of $14 million due to the acquisitions of Homesnap and Homes.com, driven by increases in both personnel and data costs directly attributable to those services.

Selling and Marketing Expenses. Selling and marketing expenses increased to $180 million for the three months ended September 30, 2021, from $147 million for the three months ended September 30, 2020. The $33 million increase was attributable to a $19 million increase in marketing expenses, primarily due to a $16 million increase in marketing agency spending, led by LoopNet and Ten-X, and a $3 million increase in events spending. There were also increases in personnel costs of $8 million, primarily due to the Homesnap and Homes.com acquisitions, as well as, travel and entertainment and conference costs of $2 million and $1 million, respectively.

Software Development Expenses. Software development expenses increased to $53 million for the three months ended September 30, 2021, from $41 million for the three months ended September 30, 2020, and increased as a percentage of revenues to 11% for the three months ended September 30, 2021 from 10% and for the three months ended September 30, 2020. The $12 million increase was primarily due to a $11 million increase in personnel costs driven by the Homesnap and Homes.com acquisitions, as well as, increased headcount to support the development of our products.

General and Administrative Expenses. General and administrative expenses remained consistent at $65 million for the three months ended September 30, 2021 and 2020, and decreased as a percentage of revenues to 13% for the three months ended September 30, 2021 from 15% for the three months ended September 30, 2020. Increases of $3 million in general and administrative expenses from the Homesnap and Homes.com acquisitions. In addition, there was an increase of of $1 million in software and $1 million in occupancy costs. These increases were offset by a $4 million decrease in credit loss expense due to better than expected collections, as well as, a $2 million decrease in professional services.

Customer Base Amortization Expense. Customer base amortization expense increased to $19 million for the three months ended September 30, 2021 from $18 million for the three months ended September 30, 2020, and remained consistent as a percentage of revenues at 4% for the three months ended September 30, 2021 and 2020. The increase in customer base amortization expense was primarily due to the Homesnap and Homes.com acquisitions.

Interest Expense, net. Interest expense, net remained consistent for the three months ended September 30, 2021 and 2020.

Other Income (Expense). Other income (expense), increased to $2 million in income for the three months ended September 30, 2021 from $0.3 million of expense for the three months ended September 30, 2020. The increase in other income was due to rental income on the Richmond building, as well as, increases in foreign exchange gains.

Income Tax Expense. Income tax expense increased to $19 million for the three months ended September 30, 2021, from $11 million for the three months ended September 30, 2020. The increase was primarily due to a decrease in excess tax benefits as well as, higher income before taxes.

Comparison of Business Segment Results for Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020

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

Segment Revenues. North America revenues increased to $483 million for the three months ended September 30, 2021, from $411 million for the three months ended September 30, 2020. The $72 million increase in North America revenues was attributable to increases in revenues for several of our service offerings, including an increase in Residential revenue of $25 million due to the acquisitions of Homesnap and Homes.com, which contributed revenues of $17 million and $8 million, respectively for the three months ended September 30, 2021. Multifamily revenues increased $16 million, due to higher sales volume, and to a lesser extent, increases in pricing. CoStar revenues increased $16 million due to higher sales volume driven by an increase in customers, as well as, customers upgrading their subscriptions, and the resumption of annual price increases for contract renewals that began in September 2021. LoopNet revenue increased $7 million as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Other Marketplaces revenue increased $6 million, driven by an increase in Ten-X and Land for Sale revenue. Information Services revenue increased $3 million, due to increased revenue from our STR and Real Estate Manager service offerings. International revenues increased to $16 million for the three months ended September 30, 2021, from $15 million for the three months ended September 30, 2020. The increase in International revenues was primarily due to growth in our CoStar product revenue.

Segment EBITDA. North America EBITDA increased to $120 million for the three months ended September 30, 2021, from $108 million for the three months ended September 30, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the three months ended September 30, 2021 was $3 million, as compared to $1 million for the three months ended September 30, 2020, the increase was due to increased revenue and decreased general administrative costs, partially offset by increases in personnel and marketing costs.

Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020

The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$532,428	$495,997	$36,431	7%
Information Services	105,779	96,092	9,687	10
Multifamily	508,629	438,185	70,444	16
LoopNet(1)	152,852	131,604	21,248	16
Residential(1)	53,939	—	53,939	NM
Other Marketplaces(1)	83,722	52,748	30,974	59
Total revenues	1,437,349	1,214,626	222,723	18
Cost of revenues	270,911	230,814	40,097	17
Gross profit	1,166,438	983,812	182,626	19
Operating expenses:
Selling and marketing (excluding customer base amortization)	483,354	402,202	81,152	20
Software development	148,500	121,343	27,157	22
General and administrative	186,747	181,598	5,149	3
Customer base amortization	55,885	44,677	11,208	25
Total operating expenses	874,486	749,820	124,666	17
Income from operations	291,952	233,992	57,960	25
Interest expense, net	(23,698)	(9,482)	14,216	NM
Other income	2,343	29	2,314	NM
Income before income taxes	270,597	224,539	46,058	21
Income tax expense	70,933	33,200	37,733	NM
Net income	$199,664	$191,339	$8,325	4
__________________________
NM - Not meaningful
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Revenues. Revenues increased to $1,437 million for the nine months ended September 30, 2021, from $1,215 million for the nine months ended September 30, 2020. The $222 million increase was attributable to increases in revenues for several of our service offerings. Multifamily revenues increased $70 million, or 16%, primarily due to higher sales volume and upgrades of existing customers to higher value advertising packages earlier in 2021. Residential revenues increased $54 million due to the acquisitions of Homesnap and Homes.com, which contributed revenues of $42 million and $12 million, respectively. CoStar revenues increased $36 million, or 7%, due to higher sales volume driven by an increase in customers, as well as, customers upgrading their subscriptions, and the resumption of annual price increases for contract renewals that began in September 2021. Other Marketplaces revenue increased $31 million, or 59%, primarily driven by the Ten-X acquisition, which had an increase in revenue of $27 million due to two additional quarters of revenue compared to the prior year. LoopNet revenues increased $21 million, or 16%, as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Information Services revenue increased $10 million, or 10%, primarily due to increased revenue of $4 million each from our Real Estate Manager and STR service offerings.

Gross Profit. Gross profit increased to $1,166 million for the nine months ended September 30, 2021, from $984 million for the nine months ended September 30, 2020, and the gross profit percentage remained consistent at 81% for the nine months ended September 30, 2021 and 2020. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $40 million, or 17%, primarily due to an increase of $37 million due to the acquisitions of Ten-X, Homesnap and Homes.com, driven by increases in personnel and data costs, and to a lesser extent, increases in software and equipment costs and bank and merchant fees.

Selling and Marketing Expenses. Selling and marketing expenses increased to $483 million for the nine months ended September 30, 2021, from $402 million for the nine months ended September 30, 2020. The $81 million increase was driven by a $51 million increase in marketing expenses, driven by a $35 million increase in marketing agency spending, primarily for LoopNet and Ten-X, and to a lesser extent, increases in digital and other forms of marketing including events. There was also a $27 million increase in personnel costs, primarily attributable to the Ten-X, Homesnap, and Homes.com acquisitions, and to a lesser extent, an increase in commissions expense for other products of $8 million.

Software Development Expenses. Software development expenses increased to $149 million for the nine months ended September 30, 2021, from $121 million for the nine months ended September 30, 2020, and remained consistent as a percentage of revenues at 10% for the nine months ended September 30, 2021, and the nine months ended September 30, 2020. The $27 million increase was primarily due to a $25 million increase in personnel costs driven by the Ten-X, Homesnap, and Homes.com acquisitions, as well as, increased headcount to support the development of our products, and to a lesser extent, a $2 million increase in software equipment expense.

General and Administrative Expenses. General and administrative expenses increased to $187 million for the nine months ended September 30, 2021, from $182 million for the nine months ended September 30, 2020, and decreased as a percentage of revenues to 13% for the nine months ended September 30, 2021 from 15% for the nine months ended September 30, 2020. The $5 million increase in the amount of general and administrative expense was driven by an increase of $8 million in general and administrative expenses from Ten-X, Homesnap and Homes.com, as well as, increases excluding acquisitions of $4 million in software equipment expense, $3 million in depreciation, $2 million in professional services, and $2 million in personnel costs. These increases were partially offset by a $14 million decrease in credit loss expense due to better than expected collections, resulting in updated assumptions regarding credit losses and a decrease in reserves previously increased due to uncertainty about the economic effects of COVID-19 pandemic.

Customer Base Amortization Expense. Customer base amortization expense increased to $56 million for the nine months ended September 30, 2021 from $45 million for the nine months ended September 30, 2020, and remained consistent as a percentage of revenues at 4% for the nine months ended September 30, 2021 and 2020. The increase in customer base amortization expense was primarily due to the Ten-X, Homesnap, and Homes.com acquisitions.

Interest Expense, net. Interest expense, net was $23 million for the nine months ended September 30, 2021, as compared to $9 million for the nine months ended September 30, 2020. The increase of $14 million for the nine months ended September 30, 2021 was primarily due to interest expense of $21 million recognized during the nine months ended September 30, 2021 on our Senior Notes issued on July 1, 2020 as compared to $7 million for the nine months ended September 30, 2020. In addition, there was a decrease of $4 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year. These changes were partially offset by prior year interest expense of $5 million incurred on the $745 million draw on our revolving credit facility in the first quarter of 2020.

Other Income. Other income, increased to $2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in other income was due to rental income on the Richmond building, partially offset by decreases in foreign exchange gains due to rate fluctuations.

Income Tax Expense. Income tax expense increased to $71 million for the nine months ended September 30, 2021, from $33 million for the nine months ended September 30, 2020. The increase was primarily due to a decrease in excess tax benefits, higher income before taxes, and a tax restructuring gain.

Comparison of Business Segment Results for Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020

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

Segment Revenues. North America revenues increased to $1,388 million for the nine months ended September 30, 2021, from $1,173 million for the nine months ended September 30, 2020. The $216 million increase in North America revenues was attributable to increases in revenues for several of our services. Multifamily revenues increased $70 million, primarily due to higher sales volume and upgrades of existing customers to higher value advertising packages earlier in 2021. Residential revenues increased $54 million due to the acquisitions of Homesnap and Homes.com, which contributed revenues of $42 million and $12 million, respectively. CoStar revenues increased $32 million, due to higher sales volume driven by an increase in customers, as well as, customers upgrading their subscriptions, and the resumption of annual price increases for contract renewals that began in September 2021. Other Marketplaces revenue increased $31 million, primarily driven by the Ten-X acquisition. LoopNet revenues increased $20 million as a result of stronger traffic, which drove sales of higher value advertisements as compared to the prior year. Information Services revenue increased $8 million, primarily due to increased revenue from our Real Estate Manager and STR service offerings. International revenues increased to $49 million for the nine months ended September 30, 2021, from $42 million for the nine months ended September 30, 2020. The increase in International revenues was due to favorable changes in foreign exchange rates, as well as, growth in our CoStar and STR product revenue.

Segment EBITDA. North America EBITDA increased to $386 million for the nine months ended September 30, 2021, from $323 million for the nine months ended September 30, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA for the nine months ended September 30, 2021 was income of $6 million, as compared to a loss of $5 million for the nine months ended September 30, 2020, the increase was due to increased revenue and lower general and administrative costs, partially offset by increases in personnel and marketing costs.

Liquidity and Capital Resources

Our principal sources of ongoing liquidity are cash from operations and proceeds from our debt and equity offerings. Total cash, cash equivalents and restricted cash increased to approximately $3,762 million as of September 30, 2021, compared to cash and cash equivalents of approximately $3,756 million as of December 31, 2020. The increase in cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 was primarily due to cash generated from operations of $319 million and proceeds from exercise of stock options and employee stock purchase plan of $15 million, partially offset by cash paid for acquisitions of $153 million, purchases of property and equipment and other intangibles of $145 million, which includes $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia, as well as, repurchases of restricted stock to satisfy tax withholding obligations of $29 million.

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $319 million compared to approximately $355 million for the nine months ended September 30, 2020. The $36 million decrease was primarily due to a decrease in net working capital of $70 million, driven by payment of the $52 million termination fee pursuant to the Asset Purchase Agreement with RentPath in the first quarter of 2021. These decreases were partially offset by an increase in net income excluding certain non-cash expenses such as depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $298 million compared to approximately $224 million of cash used in investing activities for the nine months ended September 30, 2020. The $74 million increase in cash used in investing activities during the nine months ended September 30, 2021 was primarily due to an increase in purchases of property, equipment and other assets which included $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia, partially offset by a decrease in cash paid for acquisitions of $39 million, and proceeds from the sale of our ARS investments of $10 million received during the nine months ended September 30, 2020 .

Net cash used in financing activities for the nine months ended September 30, 2021 was approximately $14 million compared to approximately $2.7 billion provided by financing activities for the nine months ended September 30, 2020. The decrease in cash provided by financing activities is primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as, proceeds from the issuance of our Senior Notes, net of transaction costs, of $983 million during the nine months ended September 30, 2020.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.

On March 27, 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of taxes, valuation allowances, and balance sheet classifications, as well as provisions relating to refundable payroll tax credits, deferral of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, we deferred payroll taxes of $10 million as of September 30, 2021. We intend to remit all amounts previously deferred in the fourth quarter of 2021.

On October 1, 2021, CoStar UK Limited ("CoStar UK"), a wholly-owned subsidiary of the Company, purchased from M.A.J.E Marketing & Stratégie and an individual all of the outstanding equity interests in ComReal Info, a French société par actions simplifiéee, for €35 million, $41 million equivalent, in cash subject to customary working capital and other post-closing adjustments. Based in Paris, ComReal Info owns and operates BureauxLocaux, a leading commercial real estate digital marketplace in France. We used cash on hand to finance the acquisition.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our available cash combined with positive cash flow provided by operating activities should be sufficient for us to maintain and fund our operations for at least the next twelve months. Our ability to maintain adequate capital for our operations in the future depends upon numerous rapidly evolving factors, many of which we cannot accurately predict or assess, including, among others, the disruption of the international and national economy and credit markets associated with the COVID-19 pandemic; actions taken by governments, businesses and individuals in response to the pandemic such as office and other workplace closures, worker turn over, worker absenteeism, remote work policies, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the commercial real estate industry in particular, recover after the pandemic subsides; sales of our services; and collection of accounts receivables. We plan to continue to monitor and evaluate the financial impact of the COVID-19 pandemic as it evolves.

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

Recent Accounting Pronouncements

None.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the fourth quarter of 2021 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2021, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, plans related to the Ten-X business, investments in residential marketplace services and our residential marketplace strategy, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), employee relations, attrition and retention, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions, including commercial real estate office vacancies; general economic conditions, both domestic and international, including the impacts of “Brexit” and uncertainty from the discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including Ten-X, Homesnap, Homes.com and ComReal Info, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional or higher value services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and international geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; our ability to expand, develop or reorganize or reorient of our sales forces; employee retention, including retention of key employees and employees of acquired businesses; our ability to hire additional employees to fill vacant or new roles; technical problems with our services; managerial execution; changes in relationships with real estate agents, brokers, owners, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; successful adoption of and training on our services; and the availability of capital.

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

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2021, revenues denominated in foreign currencies were approximately 4% and 4%, respectively. For the three and nine months ended September 30, 2021 our revenues would have decreased by approximately $2 million and $5 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2021, our revenues would have increased by approximately $2 million and $5 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2021, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $5.3 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2021. As of September 30, 2021, we had $3.8 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of September 30, 2021. See Note 10 to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.7 billion of goodwill and intangible assets as of September 30, 2021. As of September 30, 2021, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 and were operating at a reasonable assurance level.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	8,300	$82.82	—	—
August 1 through 31	183	84.45	—	—
September 1 through 30	2,071	85.38	—	—
Total	10,554	$84.06	—	—
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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 27, 2021	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)